Form 10-Q
period 1995-03-31
HAWKINS CHEMICAL INC
filed 1995-05-15
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended  March 31, 1995
                                                 --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________to ___________________

                          Commission file number 0-7647
                                                 ------

                             HAWKINS CHEMICAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                 41-0771293
               ---------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation of organization)

             3100 East Hennepin Avenue, Minneapolis, Minnesota 55413
             -------------------------------------------------------
             (Address of principal executive offices)       Zip Code


                                  (612)331-6910
                                  -------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X      No
                                  -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at May 12, 1995
               -----                             ---------------------------
Common Stock, par value $.05 per share                   10,525,772

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




                                                                        Page No.
                                                                        --------

PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets - March 31, 1995
            and October 2, 1994. . . . . . . . . . . . . . . . . . .        3

          Consolidated Condensed Statements of Income - Three
            Months and Six Months Ended March 31, 1995 and 1994. . .        4

          Consolidated Condensed Statements of Cash Flows - Six
            Months Ended March 31, 1995 and 1994 . . . . . . . . . .        5

          Notes to Consolidated Condensed Financial Statements . . .       6-7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . .       8-9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .       10

Item 4.   Submission of Matters to a Vote of Securities Holders. . .       10

Item 6.   Exhibits and Reports of Form 8-K . . . . . . . . . . . . .       11

          Financial Data Schedule. . . . . . . . . . . . . . . . . .  Exhibit 27

                         PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            March 31, 1995           October 2, 1994
                                                            --------------           ---------------
ASSETS                                                       (Unaudited)          (Derived from Audited
                                                                                   financial statements)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .      $ 8,080,781               $ 6,895,341
  Cash investments . . . . . . . . . . . . . . . . . .        6,764,267                 6,576,743
  Accounts receivable-net. . . . . . . . . . . . . . .        9,985,828                 9,509,807
  Note receivable. . . . . . . . . . . . . . . . . . .          208,943                         0
  Inventories. . . . . . . . . . . . . . . . . . . . .        7,582,249                 7,844,591
  Other current assets . . . . . . . . . . . . . . . .        2,242,940                 1,339,833
                                                          -------------             -------------

      Total current assets . . . . . . . . . . . . . .       34,865,008                32,166,315

Property, plant and equipment-net. . . . . . . . . . .       10,320,502                 9,582,007
Net assets of discontinued operations. . . . . . . . .           38,185                 1,614,717
Note receivable-non current. . . . . . . . . . . . . .          835,771
Other assets . . . . . . . . . . . . . . . . . . . . .        2,623,637                 2,611,945
                                                          -------------             -------------

  Total                                                     $48,683,103               $45,974,984
                                                          -------------             -------------
                                                          -------------             -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . .      $ 9,037,864               $ 5,746,620
Current portion of long-term debt. . . . . . . . . . .           52,344                    48,919
Other current liabilities. . . . . . . . . . . . . . .        3,615,662                 4,389,962
                                                          -------------             -------------

  Total current liabilities. . . . . . . . . . . . . .       12,705,870                10,185,501
                                                          -------------             -------------

Long term debt . . . . . . . . . . . . . . . . . . . .          628,461                   680,805
                                                          -------------             -------------

Deferred income taxes. . . . . . . . . . . . . . . . .          333,300                   335,300
                                                          -------------             -------------

Shareholders' equity:

    Common stock, par value $.05 per share; issued
    and outstanding, 10,525,772 shares and
    9,569,196 shares respectively. . . . . . . . . . .          526,289                   478,460
    Additional paid-in capital . . . . . . . . . . . .       34,235,623                26,869,988
    Retained earnings. . . . . . . . . . . . . . . . .          253,560                 7,424,930
                                                          -------------             -------------

      Total shareholders' equity . . . . . . . . . . .       35,015,472                34,773,378
                                                          -------------             -------------

      Total                                                 $48,683,103               $45,974,984
                                                          -------------             -------------
                                                          -------------             -------------



                             See accompanying notes

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                Three Months Ended March 31         Six Months Ended March 31
                                                                   1995            1994                1995            1994
                                                              --------------   --------------     --------------   --------------
Net sales                                                       $18,902,641      $15,293,140        $35,397,118      $29,485,158
                                                              --------------   --------------     --------------   --------------
Costs and expenses:
    Cost of sales                                                14,928,367       11,704,670         27,785,095       22,460,781
    Selling, general and administrative                           1,953,278        1,886,422          3,831,077        3,657,047
    Unusual and nonrecurring                                        750,000                0            750,000                0
                                                              --------------   --------------     --------------   -------------

      Total costs and expenses                                   17,631,645       13,591,092         32,366,172       26,117,828
                                                              --------------   --------------     --------------   -------------

Income from operations                                            1,270,996        1,702,048          3,030,946        3,367,330
                                                              --------------   --------------     --------------   -------------
Other income (deductions):
    Interest income                                                 241,373          143,421            433,588          267,638
    Interest expense                                                (13,750)         (14,597)           (27,489)         (32,108)
    Miscellaneous                                                     1,176            2,302             23,764           38,923
                                                              --------------   --------------     --------------   -------------

      Total other income (deductions)                               228,799          131,126            429,863          274,453

Income from continuing operations before income
taxes                                                             1,499,795        1,833,174          3,460,809        3,641,783

Provision for income taxes from continuing operations               601,800          729,400          1,389,900        1,448,800
                                                              --------------   --------------     --------------   -------------

Income from continuing operations                                   897,995        1,103,774          2,070,909        2,192,983

Discontinued Operations:
    Income (loss) from operations of Tessman Seed,
    Inc. (less applicable income taxes of ($8,600),
    $3,500, ($46,500),($15,000), respectively)                      (12,972)           5,105            (69,905)         (22,716)

    Loss on disposal of assets of Tessman Seed, Inc.
    (less applicable income taxes of $214,200)                     (321,266)               0           (321,266)               0
                                                              --------------   --------------     --------------   -------------

Income (loss) from discontinued operations                         (334,238)           5,105           (391,171)         (22,716)
                                                              --------------   --------------     --------------   -------------

Net income                                                      $   563,757      $ 1,108,879        $ 1,679,738      $ 2,170,267
                                                              --------------   --------------     --------------   -------------
                                                              --------------   --------------     --------------   -------------
Weighted average number of shares
  outstanding                                                    10,525,772       10,525,772         10,525,772       10,525,772
                                                              --------------   --------------     --------------   -------------
                                                              --------------   --------------     --------------   -------------

Earnings per common share
    Continuing operations                                             $0.08            $0.10              $0.20            $0.21
    Discontinued operations                                           (0.03)            0.00              (0.04)            0.00
                                                              --------------   --------------     --------------   -------------
      Total                                                           $0.05            $0.10              $0.16            $0.21
                                                              --------------   --------------     --------------   -------------
                                                              --------------   --------------     --------------   -------------

                             See accompanying notes

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                       SIX MONTHS ENDED MARCH 31
                                                                                  -----------------------------------

                                                                                        1995               1994
                                                                                   --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,679,738         $ 2,170,268
  Net loss on disposal of assets of Tessman Seed, Inc. . . . . . . . . . . . .           321,266                   0
  Net loss on discontinued operations of Tessman Seed, Inc . . . . . . . . . .            69,905                   0
  Unusual and nonrecurring charge. . . . . . . . . . . . . . . . . . . . . . .           750,000                   0
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .           652,849             641,804
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (262,000)            (53,250)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (44,091)            (40,591)
  Changes in certain current assets and liabilities. . . . . . . . . . . . . .          (486,839)           (798,972)
                                                                                   --------------     ---------------
     Net cash provided by operating activities . . . . . . . . . . . . . . . .         2,680,828           1,919,259
                                                                                   --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment . . . . . . . . . . . . . . . . .        (1,358,945)           (457,423)
  Cash investment additions. . . . . . . . . . . . . . . . . . . . . . . . . .          (187,524)           (600,522)
  Acquisition of Industrial Chemical . . . . . . . . . . . . . . . . . . . . .                 0          (1,772,706)
  Cash received on sale of assets and business of Tessman Seed, Inc. . . . . .           100,000                   0
                                                                                   --------------     ---------------
     Net cash used in investing activities . . . . . . . . . . . . . . . . . .        (1,446,469)         (2,830,651)
                                                                                   --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt repayment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (48,919)                  0
                                                                                   --------------     ---------------
     Net cash used in financing activities . . . . . . . . . . . . . . . . . .           (48,919)                  0
                                                                                   --------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . .         1,185,440            (911,392)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . . . . . . . . . . . . . . .         6,895,341           9,519,580
                                                                                   --------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . . .     $   8,080,781       $   8,608,188
                                                                                   --------------     ---------------
                                                                                   --------------     ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     56,111         $     7,961
                                                                                   --------------     ---------------
                                                                                   --------------     ---------------

  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,404,000        $  1,749,794
                                                                                   --------------     ---------------
                                                                                   --------------     ---------------


                             See accompanying notes

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 2, 1994, previously filed with the Commission. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature except as discussed in note 3 below.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 Hawkins Chemical, Inc. Annual Report which is incorporated by reference to Form 10-K filed with the Commission on December 30, 1994.

2. Effective March 1, 1995, the Company sold the inventory, equipment and operations of Tessman Seed, Inc., which sold a wide range of horticulture and pest control products. As a result of the sale the Company recorded a loss on disposal of $321,266, net of taxes totaling $214,200, to write-down Tessman's assets to the amount realized.

Revenues for Tessman for the quarters ending March 31, 1995 and 1994 were $507,000 and $1,214,000, respectively, and for the six months ending March 31, 1995 and 1994 were $931,000 and $1,919,000, respectively. The assets and liabilities of the discontinued operations have been reclassified on the balance sheet from their historic classification to separately identify them as net assets of discontinued operations and principally consisted at October 2, 1994 of accounts receivable, inventory, equipment and accounts payable.

The inventory, equipment and operations of Tessman were sold for $1,144,714. At closing Hawkins received $100,000 and a note receivable for the balance. The note receivable is due over the next 5 years plus interest at 8%.

3. The Company has recorded in the three months ended March 31, 1995, as unusual and nonrecurring expenses, an accrual of $750,000 to cover expected settlement costs, legal fees and expenses which may be incurred by the Company in connection with it's defense of a lawsuit filed against The Company related to a fire in the office/warehouse of Lynde Company, a wholly owned subsidiary. See Part II, Item 1 of this filing for additional information.

4. Investments consist of insurance contracts with highly rated, stable insurance companies, and marketable securities consisting of investment grade municipal securities, all of which are carried at cost which approximates fair value. On October 3, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material impact on the Company's financial statements. These securities are classified as "available-for-sale" as defined by SFAS No. 115.

5. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year.

6. Inventories, principally valued by the LIFO method, are less than current cost by approximately $2,017,521 at March 31, 1995. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

7. Earnings per common share and cash dividends per common share are based upon the weighted average number of shares outstanding after giving retroactive effect to a 10% stock dividend declared February 15, 1995 to shareholders of record at the close of business on March 31, 1995. Cash dividends accrued of $1,437,644 are included in accounts payable at March 31, 1995.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Net sales increased $3,609,501 (23.6%) in the second quarter of this fiscal year as compared to the same quarter a year ago, and $5,911,960 (20.1%) in the first six months of fiscal 1995 as compared to the same period in fiscal 1994. These increases are primarily due to increases in the selling price of a single large-volume product, as well as volume increases which were less significant.

Gross margin, as a percentage of net sales, for the second quarter of fiscal 1995 was 21.0% compared to 23.5% for the same quarter one year ago, and 21.5% for the first six months of fiscal 1995 as compared to 23.8% for the first six months of fiscal 1994. These decreases are mainly attributable to the increased cost of the single large-volume product mentioned previously, which resulted in an increase in the cost of sales of $450,000 and $1,015,000 in the second quarter and first six months of fiscal 1995 respectively. One year ago, the cost of this product dropped substantially, causing unusually high gross margins. Gross margins are now more in line with what they have been in the past. The Company has generally been able to and expects to continue to adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the second quarter of fiscal 1995 were 10.3% compared to 12.3% for the same quarter one year ago, and 10.8% for the first six months of fiscal 1995 as compared to 12.4% for the first six months of fiscal 1994. These expenses are primarily fixed and do not fluctuate with net sales.

The unusual and nonrecurring charge in the second quarter and first six months of fiscal 1995 is attributable to the recording of a $750,000 reserve to cover settlement costs, legal fees and expenses which may be incurred by the Company in connection with its defense of a lawsuit filed against the Company. The lawsuit alleges that the plaintiff sustained damages resulting from a fire at an office/warehouse facility used by The Lynde Company, a wholly owned subsidiary of the Company. The actual legal fees and expenses, and liability or settlement costs, if any, which may be incurred by the Company throughout the life of the lawsuit are highly dependent on a variety of technical legal issues. For further discussion of the lawsuit, please see Part II, Item 1 of this Form 10-Q. The Company's operations were not materially impacted by the event as operations were able to be relocated to other facilities.
Additionally, insurance will cover most of the loss sustained to the building and inventory.

Interest income increased $97,952 in the second quarter of fiscal 1995 as compared to the same quarter one year ago and $165,950 for the first six months of this fiscal year as compared to the same period one year ago. These increases are due to an increase in the amount of cash available for investments and to a higher rate of return earned on cash equivalents and investments. Interest expense decreased slightly due mainly to the settlement of an income tax audit in the prior year.

Income from operations before income taxes decreased $431,052 (25.3%) in the second quarter and $336,384 (10.0%) for the first six months of fiscal 1995 when compared to fiscal 1994. These decreases are primarily attributable to the $750,000 accrual mentioned above. The decreases were offset in part by an increase in gross margin dollars associated with increased revenues.

DISCONTINUED OPERATIONS

In March 1995, the Company adopted a formal plan to discontinue operations of Tessman Seed, which sold a wide range of horticulture and pest control products. Effective March 1, 1995, the Company sold the inventory, equipment and operations of Tessman. As a result of the purchase transaction the

Company recorded a loss on the disposal in the second quarter of $321,266, net of taxes totaling $214,200, to write-down Tessman's assets to the amount realized.

Revenues for Tessman for the quarters ended March 31, 1995 and 1994 were $507,000 and $1,214,000, respectively, and for the six months ended March 31, 1995 and 1994 were $931,000 and $1,919,000, respectively. The income/(loss) for Tessman for the quarters and six months ending
March 31, 1995 and 1994 were less than $.01 per share.


LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended March 31, 1995 cash flows from operations were $2,680,828, which is $1,001,090 higher than net income primarily due to non-cash charges incurred for the loss on the sale of Tessman and the unusual and nonrecurring charge relating to the Lynde lawsuit.

During the six months ended March 31, 1995, the Company purchased additional equipment and made improvements to the existing facilities for cash of $1,358,945, and purchased $187,524 of investments.

The inventory, equipment and operations of Tessman were sold for $1,144,714. At closing Hawkins received $100,000 and a note receivable for the balance. The note receivable is due over the next five years plus interest at 8%.

The cash flows from operations, coupled with the Company's strong cash position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company's total debt to capital ratio puts the Company in a position to issue either debt or equity securities on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents consist of short-term certificates of deposit and investments consist of low-risk investment contracts with highly rated, stable insurance companies, and marketable securities consisting of investment grade municipal securities, all of which are carried at cost which approximates fair value. All cash equivalents and investments are highly liquid and are available upon demand.

Other than as discussed above, management is not aware of any matters that have materially affected the first six months of fiscal 1995, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

On March 1, 1995, the Company and its subsidiary The Lynde Company were named as defendants in DONNA M. COOKSEY.ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY. This proceeding is currently pending in state district court in Hennepin County, Minnesota. The plaintiff is seeking damages for personal injury, property damage and other damages alleged to have been caused by the alleged release of certain pollutants as a result of a fire at an office/warehouse facility used by The Lynde Company. The plaintiff is also seeking to have the lawsuit certified as a class action. The Company has denied liability and intends to vigorously defend itself in this matter.

The Company's insurer has denied a tender of the defense of the lawsuit and has denied any obligation to indemnify the Company for damages claimed by third parties in connection with the fire. This denial is based on a "Total Pollution Exclusion" which purports to exclude coverage for bodily injury and other losses caused by a release of pollutants. Because the insurer has denied tender of the defense of this action, the Company will incur significant legal fees and expenses in fiscal 1995 and future periods. The actual legal fees and expenses, and liability or settlement costs, if any, which may be incurred by The Company throughout the life of the lawsuit are highly dependent on a variety of technical legal issues. The Company, based in part on discussions with legal counsel, has determined, however, to reserve $750,000 to cover its exposure for these costs and its potential liability. The Company reasonably believes, based on facts currently available, that this reserve will be sufficient to cover the Company's probable exposure for legal costs and liability in connection with the lawsuit.


Item 4.  Submission of matter to a vote of Security Holders.

     a. The annual meeting of the shareholders of the Company was held on February 15, 1995.

     c. The following is a tabulation of the results of votes cast on the matters noted upon at the annual meeting of the shareholders:

         Election of Directors:

                                                                                 Broker
                                          For      Against   Withheld  Abstain  Non-Votes
                                       ---------   -------   --------  -------  ---------
         Howard J. Hawkins             7,919,870      0       51,787      0         0
         Dean L. Hahn                  7,919,870      0       51,787      0         0
         Carl J. Ahlgren               7,898,834      0       72,823      0         0
         Howard M. Hawkins             7,666,708      0      304,949      0         0
         Norman P. Anderson            7,919,870      0       51,787      0         0
         Donald L. Shipp               7,645,672      0      325,985      0         0
         C. Charles Jackson, Jr.       7,898,834      0       72,823      0         0
         John S. McKeon                7,919,870      0       51,787      0         0
         John R. Hawkins               7,919,540      0       52,117      0         0
         S. Albert Diez Hanser         7,904,901      0       66,756      0         0


          Approval of Deloitte & Touche as Independent Auditors:
                                                                     Broker
                     For           Against        Abstain          Non-Votes
                  ---------        -------        -------          ---------
                  7,474,375        419,313        77,969               0

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

Exhibit No.              Description                   Page No.
- - - - - -----------         -----------------------            --------

     27             Financial Data Schedule                13


(b)  Reports on Form 8-K.

     A current report on Form 8-K was filed on April 18, 1995, disclosing a press release regarding the litigation related to the fire at The Lynde Company's office/warehouse.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAWKINS CHEMICAL, INC.


                                        BY_______________________________
                                           Howard M. Hawkins, Treasurer
                                           (Chief Financial and Accounting
                                           Officer)

Dated:  May 12, 1995