Form 10-Q
period 1995-06-30
HAWKINS CHEMICAL INC
filed 1995-08-11
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended  JUNE 30, 1995
                                                  -------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT OF 1934

For the transition period from ______________________to ______________________

                          Commission file number 0-7647

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

             3100 EAST HENNEPIN AVENUE, MINNEAPOLIS, MINNESOTA 55413
         (Address of principal executive offices)               Zip Code

                                  (612)331-6910
                                   ------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X____  No_______
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at May 12, 1995
- -----------------------------------          ---------------------------
Common Stock, par value $.05 per share            10,525,772

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




                                                                        Page No.
                                                                       ---------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets - June 30, 1995 and
          October 2, 1994.............................................   3
        Consolidated Condensed Statements of Income - Three Months and
          Nine Months Ended June 30, 1995 and 1994....................   4
        Consolidated Condensed Statements of Cash Flow - Nine Months
          Ended June 30, 1995 and 1994................................   5
        Notes to Consolidated Condensed Financial Statements..........   6-7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   8-9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................   10

Item 6. Exhibits and Reports on Form 8-K..............................   10

        Financial Data Schedule................................... Exhibit 27

                         PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                          JUNE 30, 1995       OCTOBER 2, 1994
                                                                                          -------------       ---------------
ASSETS                                                                                    (Unaudited)      (Derived from Audited
                                                                                                           financial statements)
Current assets:
  Cash and cash equivalents...........................................................     $ 10,639,912        $  6,895,341
  Investments.........................................................................        7,871,248           6,576,743
  Accounts receivable-net.............................................................       13,094,829           9,509,807
  Note receivable.....................................................................          208,943                   0
  Inventories.........................................................................        5,461,925           7,844,591
  Other current assets................................................................        1,601,383           1,339,833
                                                                                          ---------------     ---------------
     Total current assets.............................................................       38,878,240          32,166,315

Property, plant and equipment-net.....................................................       10,356,810           9,582,007
Net assets of discontinued operations.................................................           23,531           1,614,717
Note receivable-non current...........................................................          755,045
Other assets..........................................................................        2,623,632           2,611,945
                                                                                          ---------------     ---------------
     Total............................................................................      $52,637,258         $45,974,984
                                                                                          ---------------     ---------------
                                                                                          ---------------     ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable....................................................................      $10,227,070         $ 5,746,620
  Current portion of long-term debt...................................................           52,344              48,919
  Other current liabilities...........................................................        4,484,321           4,389,962
                                                                                          ---------------     ---------------

     Total current liabilities........................................................       14,763,735          10,185,501
                                                                                          ---------------     ---------------

Long term debt........................................................................          628,461             680,805
                                                                                          ---------------     ---------------

Deferred income taxes.................................................................          331,800             335,300
                                                                                          ---------------     ---------------

Shareholders' equity:
  Common stock, par value $.05 per share; issued
     and outstanding, 10,525,772 shares and
     9,569,196 shares respectively....................................................          526,289             478,460
  Additional paid-in capital..........................................................       34,235,623          26,869,988
  Retained earnings...................................................................        2,151,350           7,424,930
                                                                                          ---------------     ---------------

     Total shareholders' equity.......................................................       36,913,262          34,773,378
                                                                                          ---------------     ---------------

     Total............................................................................      $52,637,258         $45,974,984
                                                                                          ---------------     ---------------
                                                                                          ---------------     ---------------

                             See accompanying notes

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                         THREE MONTHS ENDED JUNE 30      NINE MONTHS ENDED JUNE 30
                                                                            1995           1994             1995           1994
                                                                      --------------  --------------   --------------  -------------
Net sales                                                               $26,519,043     $22,555,574      $61,916,161    $52,040,732
                                                                      --------------  --------------   --------------  -------------

Costs and expenses:
   Cost of sales...................................................      21,229,029      17,968,823       49,014,124     40,429,604
   Selling, general and administrative.............................       2,363,251       2,254,092        6,194,328      5,911,139
   Unusual and nonrecurring........................................               0               0          750,000              0
                                                                      --------------  --------------   --------------  -------------

      Total costs and expenses.....................................      23,592,280      20,222,915       55,958,452     46,340,743
                                                                      --------------  --------------   --------------  -------------

Income from operations.............................................       2,926,763       2,332,659        5,957,709      5,699,989
                                                                      --------------  --------------   --------------  -------------
Other income (deductions):

   Interest income.................................................         242,687         143,368          676,275        411,006
   Interest expense................................................         (13,784)        (20,550)         (41,274)       (52,658)
   Miscellaneous...................................................          19,924         (17,810)          43,689         21,114

                                                                      --------------  --------------   --------------  -------------
      Total other income (deductions)..............................         248,827         105,008          678,690        379,462


Income from continuing operations before income
   taxes...........................................................       3,175,590       2,437,667        6,636,399      6,079,451

Provision for income taxes from continuing operations..............       1,277,800         972,900        2,667,700      2,421,700
                                                                      --------------  --------------   --------------  -------------
Income from continuing operations..................................       1,897,790       1,464,767        3,968,699      3,657,751

Discontinued Operations:
   Income (loss) from operations of Tessman Seed,
   Inc. (less applicable income taxes of $0,
   $74,100, ($46,500), $59,100, respectively)......................               0         112,090         (69,905)         89,374

   Loss on disposal of assets of Tessman Seed, Inc.
   (less applicable income taxes of $214,200)......................               0               0        (321,266)              0
                                                                      --------------  --------------   --------------  -------------
Income (loss) from discontinued operations.........................             (0)         112,090        (391,171)         89,374
                                                                      --------------  --------------   --------------  -------------


Net income.........................................................     $ 1,897,790     $ 1,576,857      $ 3,577,528    $ 3,747,125
                                                                      --------------  --------------   --------------  -------------
                                                                      --------------  --------------   --------------  -------------

Weighted average number of shares
   outstanding.....................................................      10,525,772      10,525,772       10,525,772     10,525,772
                                                                      --------------  --------------   --------------  -------------
                                                                      --------------  --------------   --------------  -------------
Earnings per common share:
   Continuing operations...........................................           $0.18          $ 0.14            $0.38          $0.35
   Discontinued operations.........................................           (0.00)           0.01            (0.04)          0.01
                                                                      --------------  --------------   --------------  -------------
      Total........................................................           $0.18           $0.15            $0.34          $0.36
                                                                      --------------  --------------   --------------  -------------
                                                                      --------------  --------------   --------------  -------------


                             See accompanying notes

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                               NINE MONTHS ENDED JUNE 30

                                                                                                   1995           1994
                                                                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income.................................................................................. $   3,577,528  $   3,747,125
  Net loss on disposal of assets of Tessman Seed, Inc.........................................       321,266
  Net loss on discontinued operations of Tessman Seed, Inc....................................        69,905        (89,374)
  Unusual and nonrecurring charge.............................................................       750,000
  Depreciation and amortization...............................................................       973,579        928,772
  Deferred income taxes.......................................................................      (103,500)
  Other.......................................................................................       (60,285)       (81,068)
  Changes in certain current assets and liabilities...........................................     2,492,842       (795,245)
                                                                                                ------------   -------------
     Net cash provided by operating activities................................................     8,021,335      3,710,210
                                                                                                ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment..................................................    (1,676,422)      (913,323)
  Purchases of investments....................................................................    (1,294,505)    (3,584,979)
  Acquisition of Industrial Chemical..........................................................                   (2,502,430)
  Cash received on sale of assets and business of Tessman Seed, Inc...........................       100,000
                                                                                                ------------   ------------
     Net cash used in investing activities....................................................    (2,870,927)    (7,000,732)
                                                                                                ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash dividends paid.........................................................................    (1,437,644)    (1,278,163)
  Debt repayment..............................................................................       (48,919)
  Payments received on note receivable........................................................        80,726
  Proceeds from issuance of long-term debt....................................................                      729,724
                                                                                                ------------   ------------
     Net cash used in financing activities....................................................    (1,405,837)      (548,439)
                                                                                                ------------   ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................................     3,744,571     (3,838,961)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................................................     6,895,341      9,519,580
                                                                                                ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD......................................................  $ 10,639,912   $  5,680,619
                                                                                                ------------   ------------
                                                                                                ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest......................................................................  $     56,180   $     13,940
                                                                                                ------------   -------------
                                                                                                ------------   -------------

  Cash paid for income taxes..................................................................  $  1,817,258    $  2,598,130
                                                                                                ------------   -------------
                                                                                                ------------   -------------


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

Revenues for Tessman for the quarters ending June 30, 1995 and 1994 were $0 and $1,739,000, respectively, and for the nine months ending June 30, 1995 and 1994 were $931,000 and $3,658,000, respectively. The assets and liabilities of the discontinued operations have been reclassified on the balance sheet from their historic classification to separately identify them as net assets of discontinued operations and principally consisted of accounts receivable, inventory, equipment and accounts payable at October 2, 1994.

The inventory, equipment and operations of Tessman were sold for $1,144,714. At closing Hawkins received $100,000 and a note receivable for the balance. The note receivable is due over the next 5 years plus interest at 8%.

3. The Company has recorded in the nine months ended June 30, 1995, as unusual and nonrecurring expenses, an accrual of $750,000 to cover expected legal fees and expenses, and liability or settlement costs, which may be incurred by the Company in connection with it's defense of a lawsuit filed against the Company related to a fire in an office/warehouse facility of The Lynde Company, a wholly owned subsidiary. See Part II, Item 1 of the Company's quarterly report on Form 10-Q, filed with the Commission on May 15, 1995 and Part II, Item 1 of this Form 10-Q for additional information regarding this matter.

4. Investments consist of insurance contracts with highly rated, stable insurance companies, and marketable securities consisting of investment grade municipal securities, all of which are carried at fair market value which approximates cost. On October 3, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 did not have a material impact on the Company's financial statements. These securities are classified as "available-for-sale" as defined by SFAS No. 115.

5. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

6. Inventories, principally valued by the LIFO method, are less than current cost by approximately $2,331,118 at June 30, 1995. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

7. Earnings per common share and cash dividends per common share are based upon the weighted average number of shares outstanding after giving retroactive effect to a 10% stock dividend declared February 15, 1995 to shareholders of record at the close of business on March 31, 1995. Cash dividends in the amount of $1,437,644 were paid on April 12, 1995.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------


CONTINUING OPERATIONS

Net sales increased $3,963,469 (17.6%) in the third quarter of this fiscal year as compared to the same quarter a year ago, and $9,875,429 (19.0%) in the first nine months of fiscal 1995 as compared to the same period in fiscal 1994. These increases are primarily due to increases in the selling price of a single large-volume product, as well as volume increases which were less significant.

Gross margin, as a percentage of net sales, for the third quarter of fiscal 1995 was 19.9% compared to 20.3% for the same quarter one year ago, and 20.8% for the first nine months of fiscal 1995 as compared to 22.3% for the first nine months of fiscal 1994. These decreases are mainly attributable to the increased cost of the single large-volume product mentioned previously, which resulted in an increase in the cost of sales of $325,000 and $1,340,000 in the third quarter and first nine months of fiscal 1995 respectively. One year ago, the cost of this product dropped substantially, causing unusually high gross margins. Gross margins are now more in line with what they have been in the past. The Company has generally been able to, and expects to continue to, adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the third quarter of fiscal 1995 were 8.9% compared to 10.0% for the same quarter one year ago, and 10.0% for the first nine months of fiscal 1995 as compared to 11.4% for the first nine months of fiscal 1994. Most of the expenses in this category are fixed with the remaining expenses fluctuating only slightly with net sales.

The unusual and nonrecurring charge in the second quarter and first nine months of fiscal 1995 is attributable to the recording of a $750,000 reserve to cover legal fees, and expenses and liability or settlement costs, if any, which may be incurred by the Company in connection with its defense of a lawsuit filed against the Company. The lawsuit alleges that the plaintiff sustained damages resulting from a fire at an office/warehouse facility used by The Lynde Company, a wholly owned subsidiary of the Company. The actual legal fees and expenses, and liability or settlement costs, if any, which may be incurred by the Company throughout the life of the lawsuit are highly dependent on a variety of technical legal issues. For further discussion of the lawsuit, please see Part II, Item 1 of the Company's quarterly report on Form 10-Q filed with the Commission on May 15, 1995, and Part II, Item 1 of this Form 10-Q. The Company's operations were not materially impacted by the event as operations were able to be relocated to other facilities. Additionally, insurance will cover most of the loss sustained to the building and inventory.

Interest income increased $99,319 in the third quarter of fiscal 1995 as compared to the same quarter one year ago and $265,269 for the first nine months of this fiscal year as compared to the same period one year ago. These increases are due to an increase in the amount of cash available for investments and to a higher rate of return earned on cash equivalents and investments. Interest expense decreased slightly due mainly to the settlement of an income tax audit in the prior year.


DISCONTINUED OPERATIONS

In March 1995, the Company adopted a formal plan to discontinue operations of Tessman Seed, which sold a wide range of horticulture and pest control products. Effective March 1, 1995, the Company sold the inventory, equipment and operations of Tessman. As a result of the purchase transaction, the Company recorded a loss on the disposal in the second quarter of $321,266, net of taxes totaling $214,200, to write-down Tessman's assets to the amount realized.

Revenues for Tessman for the quarters ended June 30, 1995 and 1994 were $0 and $1,739,000, respectively, and for the nine months ended June 30, 1995 and 1994 were $931,000 and $3,658,000, respectively. The income/(loss) for Tessman for the quarters and nine months ending June 30, 1995 and 1994 were $.01 per share or less.


LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended June 30, 1995 cash flows from operations were $8,021,335, which is $4,433,807 higher than net income primarily due to non-cash charges incurred and significant flucuations in inventory, accounts receivable and accounts payable. Noncash charges incurred during the first nine months include the loss on the sale of Tessman Seed and the unusual and nonrecuring charge relating to The Lynde Company lawsuit, totaling $1,071,266. Inventories are $2,382,666 lower than they were at the end of the 1994 fiscal year primarily due to delays in the receipt of barge shipments of caustic soda caused by high water on the Mississippi River for approximately three weeks in May and June. Accounts receivables are $3,585,022 higher than the they were at the end of the 1994 fiscal year due to normal sales activity during the third quarter.
Accounts payable have increased $4,480,450 during the year primarily due to timing of payments.

During the nine months ended June 30, 1995, the Company purchased additional equipment and made improvements to the existing facilities for cash of $1,676,422, and purchased $1,294,505 of investments.

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

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents consist of short-term certificates of deposit and investments consist of low-risk investment contracts with highly rated, stable insurance companies, and marketable securities consisting of investment grade municipal securities, all of which are carried at fair value which approximates cost. All cash equivalents and investments are highly liquid and are available upon demand.

Other than as discussed above, management is not aware of any matters that have materially affected the first nine months of fiscal 1995, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As noted in the Company's quarterly report on Form 10-Q, filed with the Commission on May 15, 1995, the Company and its subsidiary, The Lynde Company, were named as defendants in DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY. This proceeding is currently pending in State District Court in Hennepin County, Minnesota. As further noted in such previous filing, the Company's primary and umbrella insurers have denied a tender of the defense of the lawsuit and have denied any obligation to indemnify the Company for damages claimed by third parties in connection with the fire. On July 7, 1995, the Company commenced suit (the "Lawsuit") against The North River Insurance Company and The Weschester Fire Insurance Company, the primary and umbrella insurers, respectively, which have denied coverage. This action was filed in Federal District Court for the District of Minnesota. The Lawsuit seeks declaratory relief consisting of a finding that the Company has coverage under both the primary and umbrella policies. Each of the defendant insurers has filed an answer in the Lawsuit, each denying the allegations in the Company's Complaint. No further progress has been made with respect to the Lawsuit to date, and it is impossible to determine at this time what the outcome will be.



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


EXHIBIT NO.              DESCRIPTION                   PAGE NO.
- -----------              -----------                   --------

     27             Financial Data Schedule                11


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


                                        HAWKINS CHEMICAL, INC.


                                   BY __________________________________
                                        Howard M. Hawkins, Treasurer
                                        (Chief Financial and Accounting Officer)


Dated:  August 11, 1995