Form 10-K405
period 1995-10-01
HAWKINS CHEMICAL INC
filed 1995-12-28
CIK 46250

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                            - - - - - - - - - - - - -
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 1, 1995, Commission File No. 0-7647

                             HAWKINS CHEMICAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

       MINNESOTA                                         41-0771293
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

3100 East Hennepin Avenue, Minneapolis, Minnesota                    55413
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

                                 (612) 331-6910
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.05 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X            No
                                        -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ----

The aggregate market value of voting stock held by nonaffiliates of the Registrant on November 30, 1995, was $50,789,480. For purposes of this calculation, all shares held by officers and directors of the Registrant and by the Trustees of the Registrant's Employee Stock Ownership Plan and Money Purchase Pension Plan were deemed to be shares held by affiliates.

The number of shares outstanding of the Registrant's only class of common stock on November 30, 1995, was 10,525,772.

                    THE EXHIBIT INDEX IS LOCATED AT PAGE 17.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following portions of the Registrant's Annual Report to Shareholders for the year ended October 1, 1995 (which portions are filed as an exhibit to this Form 10-K in accordance with Item 601(b)(13)(ii) of Regulation S-K) and Proxy Statement for the 1996 Annual Meeting of Shareholders (to be filed with the Commission by December 28, 1995) are incorporated by the reference below as the Item of this Form l0-K indicated.

PART OF FORM 10-K                       PORTION OF ANNUAL REPORT

1.   Part II, Item 5.                   1.   See caption entitled "Quarterly
     Market for Registrant's Common          Stock Data."
     Equity and Related Stockholder
     Matters.

2.   Part II, Item 6.                   2.   See caption entitled "Selected
     Selected Financial Data.                Financial Data."

3.   Part II, Item 7.                   3.   See caption entitled "Management's
     Management's Discussion and             Discussion and Analysis."
     Analysis of Financial Condition
     and Results of Operations

4.   Part II, Item 8.                   4.   See Consolidated Balance Sheets,
     Financial Statements and                Statements of Income & Retained
     Supplementary Data.                     Earnings, Statements of Cash Flows,
                                             Independent Auditors' Report, and
                                             Notes to Financial Statements.

                                        PORTION OF PROXY STATEMENT

5.   Part III, Item 10.                 5.   See caption entitled
     Directors and Executive                 "Election of Directors."
     Officers of the Registrant.

6.   Part III, Item 11.                 6.   See caption entitled
     Executive Compensation.                 "Compensation of Execu-
                                             tive Officers and
                                             Directors."

7.   Part III, Item 12.                 7.   See caption entitled
     Security Ownership of                   "Security Ownership of
     Certain Beneficial Owners               Management and Beneficial
     and Management.                         Ownership."

8.   Part III, Item 13.                 8.   See captions entitled
     Certain Relationships                   "Election of Directors"
     and Related Transactions.               and "Related Party
                                             Transactions."

                                     PART I


     ITEM 1.   BUSINESS.

     (a) GENERAL DEVELOPMENT OF THE BUSINESS. The Registrant was incorporated under the laws of the State of Minnesota in 1955. In the past year the Registrant has not changed its form of organization or mode of conducting business and has not acquired or disposed of any material amount of assets other than in the ordinary course of business, except for the sale of substantially all of the assets of Tessman Seed, Inc., a wholly owned subsidiary of the Registrant.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Because the business of the Registrant is conducted in only one industry segment, no breakdown of revenue, operating profit, or assets attributable to industry segments is presented.

     (c)  NARRATIVE DESCRIPTION OF THE BUSINESS.

     (i) PRODUCTS AND MARKETING. The Registrant's business is conducted throughout the nine-state area of Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Montana, Nebraska, Michigan and Wyoming, through its four subsidiaries and four divisions described below:

          (A) THE LYNDE COMPANY. This wholly owned subsidiary is a compounder and distributor of chemicals for swimming pool maintenance. Sales for Lynde to its range of commercial, industrial and municipal customers are handled by the Registrant's Sales Division (discussed below). Lynde's territory covers the nine-state area discussed above.

          (B) FEED-RITE CONTROLS, INC. This wholly owned subsidiary specializes in providing water and waste-water treatment equipment and chemicals and in testing water samples in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota and Nebraska.

          (C) MON-DAK CHEMICAL, INC. This wholly owned subsidiary is a regional distributor of the Registrant's products and of laundry, dry cleaning, and janitorial supplies in Montana, Wyoming, and the Dakotas.

          (D) DAKOTA CHEMICAL, INC. This wholly owned subsidiary also is a regional distributor of the Registrant's products, including water and waste-water treatment equipment and chemicals, in Iowa, Minnesota, Nebraska, and the Dakotas.

          (E) HAWKINS TERMINAL DIVISION. This division receives, stores and distributes various chemicals in bulk, including liquid caustic soda, phosphoric acid and aqua ammonia;

     manufactures sodium hypochlorite (bleach); repackages liquid chlorine; and performs custom blending of certain chemicals for customers according to the customers' formulas. Approximately 80% of the business of the Hawkins Terminal Division is related to liquid caustic soda. Hawkins Terminal Division operates a liquid caustic soda barge terminal to receive shipments during the period the Mississippi River is open to barge traffic (approximately March 1 through December 1). During the remainder of the year, the Division relies on stockpiles, as well as supplies shipped in by railroad tank car. Pursuant to operating agreements it has with other chemical companies, the Registrant also receives, stores and ships liquid caustic soda and other chemicals at both the Hawkins Terminal location.

          Since 1963, flooding of the Mississippi River has required the Hawkins Terminal Division to temporarily shift its operations out of its buildings twice. No substantial interruptions to sales resulted from the floods because railroad tank cars have been successfully used as an alternative means of supply. Profits during such floods, however, were affected by the extra operating costs incurred in connection with the use of railroad tank cars.

          No assurance can be given that flooding will not reoccur or that there will be no substantial damage or interruption to the business of the Registrant's Hawkins Terminal Division in the future.

          (F) ARROWHEAD CHEMICAL DIVISION. This division distributes industrial chemicals, water and waste-water treatment equipment and chemicals, and laundry, dry cleaning, and janitorial supplies in northern Minnesota, northern Wisconsin, and the upper peninsula of Michigan.

          (G) INDUSTRIAL CHEMICAL AND EQUIPMENT DIVISION. This division was created in October 1993 when the Registrant acquired the assets of Industrial Chemical & Equipment Co. This division specializes in sales to the plating and electronic industries, and relies on a specially trained sales staff which works directly with customers on their plating and other processes. John H. Michel, the former President of Industrial Chemical & Equipment Co. manages this division.

          (H) SALES DIVISION. In addition to handling sales for The Lynde Company and the Hawkins Terminal Division, the Sales Division is a sales distribution center for industrial chemicals, laboratory chemicals and laboratory supplies. Bulk industrial chemicals are generally repackaged and sold in smaller quantities to the Registrant's customers. Sales are concentrated primarily in western Wisconsin, Minnesota, northern Iowa and North and South Dakota. Among the principal chemicals handled by the Sales Division are water purification and pollution control chemicals (such as chlorine) and industrial chemicals (such as anhydrous ammonia, aluminum sulphate, hydrofluosilicic acid, soda ash, phosphates, muriatic acid, aqua ammonia, sulfuric acid and liquid caustic soda).

     (ii) STATUS OF NEW PRODUCTS. Registrant began shipping its Cheese-Phos-Registered Trademark- product (discussed below) in late calendar 1995. It is too early to determine what impact sales of this product will have on the operating results of the Registrant in fiscal 1996.

     (iii) RAW MATERIALS. Registrant has approximately 450 suppliers, including many of the major chemical producers in the United States, of which approximately 20 account for a majority of the purchases made by the Registrant. The Registrant typically has written distributorship agreements or supply contracts with its suppliers that are renewed from time to time. Although there is no assurance that any contract or understanding with any supplier will not be terminated in the foreseeable future, most of the basic chemicals purchased by the Registrant could be obtained from alternative sources should existing relationships be terminated.

     (iv) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS. There are no patents, trademarks, licenses, franchises or concessions that are currently material to the successful operation of the Registrant's business.
The Registrant has, however, obtained a patent on a liquid form of sodium phosphate for use in the processed food industry, as described below; the patent was granted on October 17, 1995, shortly after the close of the Registrant's 1995 fiscal year, and will expire on November 8, 2013.

     Process Cheese producers are increasingly moving away from dry forms of
sodium ortho phosphates to liquid versions.   The advantages of  the liquid form
include delivery by pumping, greater measurement accuracy and consistency in finished product, and the elimination of undissolved chemical, dust, and the
disposal of  empty chemical bags.   The major drawback of the liquid sodium
phosphates currently being used in the cheese processing industry, however, is that they must be stored at between 130 and 160 degrees Fahrenheit to prevent crystallization. Expensive heat storage and steam heated piping is necessary to maintain required temperatures. Back-up generators must also be installed as safeguards against product cooling and solidifying in case of a plant power outage.

     The Registrant's patented Cheese-Phos-Registered Trademark- liquid sodium phosphate, which can be stored at room temperature, offers all the advantages of a liquid sodium phosphate product, but eliminates the need for high-heat delivery systems. Although it is not currently possible to project the effect of Cheese-Phos-Registered Trademark- on the Registrant's results of operations for future periods, this product could add substantially to the Registrant's revenues and profits.

     (v) SEASONAL ASPECTS. The sale of water treatment chemicals used in swimming pools and municipal water treatment facilities tends to reach a higher level during the summer months, which are part of the Registrant's third and fourth fiscal quarters.

     (vi) WORKING CAPITAL ITEMS. As a bulk distributor of chemicals, the Registrant is required to carry significant amounts of inventory to meet rapid delivery requirements of customers. Working capital requirements also vary on a seasonal basis as a result of the seasonality of the water treatment chemical business.

     (vii) DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. No one customer represents more than approximately 4% of the Registrant's sales, but the loss of the four largest customers could have a material adverse effect on the Registrant's results of operations.

     (viii) BACKLOG. Backlog is not material to an understanding of the Registrant's business.

     (ix) GOVERNMENT CONTRACTS. No material portion of Registrant's business is subject to renegotiation of profits or termination of contracts at the election of any state or federal governmental subdivision or agency.

     (x) COMPETITIVE CONDITIONS. Registrant operates in a competitive industry and competes with producers, distributors and sales agents offering chemicals equivalent to all of the products handled by the Registrant. Many such producers and distributors have substantially more business and are substantially larger than the Registrant. No one competitor, however, is dominant in Registrant's market. Price and service are the principal methods of competition in the industry.

     (xi) RESEARCH AND DEVELOPMENT. Registrant does not have a formal research and development activity; employees are assigned to research and development problems as the need arises. During the past fiscal year, expenditures for research and development were negligible and not material to Registrant's business.

     (xii) ENVIRONMENTAL MATTERS. The Registrant is primarily a compounder and distributor, rather than a manufacturer, of chemical products. As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Registrant. Registrant does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal year 1996.

     (xiii) EMPLOYEES. The number of persons employed by the Registrant and its subsidiaries as of October 1, 1995 was 142.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS. Because the Registrant deals in only one geographic area of the United States, no breakdown of revenue, profitability or assets attributable to different geographic areas is meaningful to an understanding of Registrant's business.

     ITEM 2.   PROPERTIES.

     The Registrant's principal location consists of approximately seven acres of land in Minneapolis, Minnesota, with five buildings containing a total of 125,000 square feet of office and warehouse space. The Registrant's principal office, out of which the Sales Division operates, is located in one of these buildings, at 3100 East Hennepin Avenue. The other buildings are used by the Registrant and its Lynde and Feed-Rite Controls subsidiaries, and the Industrial Chemical & Equipment division. The Registrant's buildings are currently being retrofitted with sprinklers for fire protection; this process should be completed in February of 1996. The Registrant carries insurance covering the replacement of property damaged by fire or flood.

     Information about the Registrant's other principal facilities is presented below. These facilities, as well as those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned and is fully utilized by the Registrant or one of its subsidiaries.

Subsidiary                                                       Approximate
or Division          Location                Primary Use         Square Feet
-----------          --------                -----------         -----------

Feed-Rite Controls   Fargo, ND(1)            Office and          22,800
                                              Warehouse

                     Fond du Lac, WI(2)      Warehouse           20,300

Mon-Dak Chemical     Washburn, ND            Office and          14,000
                                              Warehouse

                     Billings, MT            Office and           6,000
                                              Warehouse

Dakota Chemical      Aberdeen, SD            Warehouse            8,000

                     Sioux Falls, SD(3)      Warehouse           18,000

                     Rapid City, SD          Warehouse            3,600


Hawkins Terminal
Division             St. Paul, MN(4)         Office, Ware-       32,000
                                              house and
                                              Garage

Arrowhead Chemical   Superior, WI            Office and          17,000
                                              Warehouse


---------------------

     (1) This facility is occupied by Feed-Rite Controls (17,800 square feet) and leased to a third party (5,000 square feet).

     (2) In addition to the space in this building being used by Feed-Rite Controls, 10,000 square feet of space is being leased by the Registrant to third parties.

     (3) The Sioux Falls facility is occupied by Dakota Chemical (12,000 square feet) and leased to a third party (6,000 square feet).

     (4) The Hawkins Terminal Division operation, located at two sites on opposite sides of the Mississippi River, is made up of three buildings, eight outside storage tanks with a total capacity of 7,400,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land on which the Hawkins Terminal Division buildings and storage tanks are located is leased by the Registrant from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the tonnage unloaded at both sites each year. The applicable leases run until December 31, 1998, at which time the Registrant has an option to renew the leases for an additional five-year period on the same terms and conditions. Thereafter, the Registrant has options for three additional successive five-year renewal periods (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

     The Registrant also currently owns a 52,000 square foot building in St. Paul, Minnesota, which it is leasing to a third party. This office and warehouse facility was formerly used in connection with the operation of Tessman Seed, Inc., a wholly owned subsidiary of the Registrant. Substantially all of the assets of Tessman Seed were sold by the Registrant during fiscal 1995, and the Registrant is currently pursuing the sale of this facility.

     The Registrant and its subsidiaries also own several trucks, tractors, trailers, and vans.

     ITEM 3.   LEGAL PROCEEDINGS.

     As of the date of this filing, neither the Registrant nor any of its subsidiaries was involved in any pending legal proceeding to which the Registrant or its subsidiaries was a party or of which any property of the Registrant or its subsidiaries was the subject other than ordinary routine litigation incidental to their business, except as follows:

     LYNDE COMPANY WAREHOUSE FIRE. On March 1, 1995, the Registrant and its subsidiary The Lynde Company were named as defendants in DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY. This proceeding is pending in state district court in Hennepin County, Minnesota. The plaintiffs are seeking damages for personal injury, property damage and other damages alleged to have been caused by the alleged release of certain pollutants as a result of a fire at an office/warehouse facility used by The Lynde Company. The plaintiffs are also seeking to have the lawsuit certified as a class action. The Registrant has denied liability and intends to vigorously defend itself and its subsidiary in this matter. The lawsuit is still in its preliminary stage, and it is not possible at this time to predict what ultimate liability will be imposed upon the Registrant.

     The Registrant's primary and umbrella insurers have denied a tender of the defense of the lawsuit and have denied any obligation to indemnify the Registrant for damages claimed by third parties in connection with the fire. This denial is based on a "Total Pollution Exclusion" which purports to exclude coverage for bodily injury and other losses caused by a release of pollutants, even if such release is caused by a hostile, unintended fire. On July 7, 1995, the Registrant commenced suit against The North River Insurance Company and the Westchester Fire Insurance Company, the primary and umbrella insurers, respectively. This action was filed in Federal District Court for the District of Minnesota. The suit seeks declaratory relief consisting of a finding that the Registrant has coverage under both the primary and umbrella policies. The defendant insurers have filed general denials of the allegations contained in the Registrant's complaint, and the matter is still in a preliminary phase. It is not possible, therefore, to determine at this time what recovery, if any, may be obtained by the Registrant.

     Because the Registrant's insurers have denied tender of the defense of the COOKSEY lawsuit, the Registrant has incurred significant settlement costs in fiscal 1995 and will continue to do so in future periods. The actual settlement costs which will ultimately be borne by the Registrant as a result of the COOKSEY matter are highly dependent on a variety of technical legal issues as well as the result of the litigation regarding insurance
     coverage.   The Company has recorded $750,000 to cover its currently
     expected exposure for settlement costs; as of October 1, 1995, the Registrant has paid $335,000 in settlement costs related to the COOKSEY lawsuit. The Registrant reasonably believes, based on facts currently available to its Management, that this reserve will be sufficient to cover the Registrant's probable exposure for settlement costs in connection with the COOKSEY lawsuit. It is possible, however, that future developments may make additional reserves prudent and necessary in future periods.

     EAST BETHEL LANDFILL. In August 1989 the Registrant was served with an Amended Complaint that joined it and several other defendants in an action by the operator of the East Bethel Landfill seeking contribution for environmental investigation and clean-up costs. The Registrant entered into a global settlement in which it was allocated a 1.4% share of the total generators' liability. Pursuant to the terms of the settlement agreement, the Registrant paid $104,700 on May 15, 1993, which payment was charged to operations in fiscal 1993. The balance of the Registrant's settlement obligation ($4,500) was satisfied by a credit against the settlement obligation resulting from an earlier payment by the Registrant.

     The settlement sums paid by the Registrant and the other settling parties was determined based upon expert estimates and the cost of testing and remedial activities at the East Bethel Landfill site. In 1994 a landfill clean-up program was adopted by the Minnesota State Legislature. Under this program, the cost of cleaning up qualified landfills can be shifted to the State of Minnesota under certain conditions. One of these conditions is that the landfill be closed. The Registrant and other generators successfully negotiated with the landfill's owner to close the landfill and otherwise make it eligible for participation in the State landfill clean-up program. The Registrant and other generators also successfully negotiated with the State to include the East Bethel Landfill in the clean-up program. As a result of this agreement the State is responsible for all remedial activities at the site and the Registrant will have no future liability.
     In addition, the Registrant expects to receive partial reimbursement of its settlement payment, although it is uncertain when such reimbursement will occur. Based upon currently available information it is expected that the Registrant will have no additional liability with respect to this matter.

     OAK GROVE LANDFILL. On March 23, 1990, the EPA sent The Lynde Company a Comprehensive Environmental Response Compensation and Liability Act Section 104(e) Request for Information regarding the Oak Grove Landfill in Anoka County, Minnesota, superfund site listed on the National Priorities list in October 1984. The EPA identified the Lynde Company as one of 200 potentially responsible parties ("PRP's"). The Registrant also received a special notice letter calling for an agreement by the PRP's to implement and pay for site clean-up. The Registrant, along with approximately 46 other parties, responded to a unilateral order issued by the EPA ordering the parties to conduct a remedial action at the site by agreeing to comply with the terms of the order. As part of this response, the Registrant paid the sum of $127,766 as a Tier I settlement share. This amount was charged to operations in fiscal 1992.

     On November 16, 1992, the Registrant and other settling parties entered into a global settlement with the EPA, the terms of which have been set forth in a Consent Decree. The Registrant and other settling parties were obliged under the terms of the Consent Decree to conduct and fund remedial activities at the Oak Grove site. These activities were funded by the settlement sums paid by the Registrant and others.

     The Oak Grove site is also eligible for participation in the Minnesota landfill clean-up program described above. Unlike the East Bethel site, the Oak Grove Landfill has been closed for several years. The Registrant and other settling parties, through the Oak Grove Trust, have successfully negotiated a tentative agreement with the landfill owner and the State whereby the landfill will participate in the clean-up program. Once the landfill is accepted into the clean-up program, the State will be responsible for all remedial activities at the site and the Registrant will have no future liability. In addition, the Registrant will be eligible for partial reimbursement of the settlement sum previously paid. It is expected that the agreements with the landfill owner and the State will be finalized during the first six months of 1996. Based upon currently available information, it is expected that the Registrant will have no additional liability with respect to this matter.

     AMERICAN CHEMICAL SERVICES SUPERFUND SITE. In April 1987, the Registrant received a letter from the EPA dated March 25, 1987, stating that the Registrant was a "potentially responsible party" with respect to the American Chemical Services Superfund site in Griffith, Indiana. The Registrant's sole transaction with the operator of this site occurred in 1971.

     In October 1987, the Registrant received a second letter from the EPA in which the Registrant was invited to join a PRP group organized to respond to the situation at the site. The Registrant declined to join this group. From time to time since 1987, the Registrant was invited to join the PRP group but the Registrant has declined because the cost of joining the group exceeded the Registrant's estimated liability. The PRP group allocated percentages of waste to parties at the site. According to the PRP group's allocation formula, the Registrant was responsible for .0000341 of the total waste at the site.

     In June of 1994, the Registrant received from the EPA an offer of "de minimis" settlement, which included a covenant not to sue and protection from contribution actions by others in exchange for a payment of $26,303.19. While this offer did not include a complete release, the "de minimis" settlement terms offered a relatively high level of certainty that the Registrant's liability with respect to the site would be discharged and that the Registrant would be shielded from future legal actions relating to matters addressed in the proposed settlement.

     The EPA settlement offer was based upon a volumetric allocation formula and the Registrant was provided with an opportunity to challenge the volumetric contribution that was the basis for the allocation. The Registrant submitted a volumetric challenge which was accepted by the EPA in August 1994, and the Registrant's settlement payment was reduced to $12,511.79. The Registrant accepted the EPA's revised settlement offer in this amount and paid the settlement sum in the first quarter of 1995. Based upon currently available information, it is believed the Registrant will not have any additional liability with respect to this matter.

The Registrant became self-insured with respect to products liability claims in December 1985 with the establishment of a $1,000,000 trust fund, found as a separate line item on the balance sheet, to fund this self-insurance program.
No claims covered by this program have been made to date. As of October 1, 1989, the Registrant again secured product liability insurance of $1,000,000, although the trust fund is currently in place as an umbrella over this insurance coverage.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, no matter was submitted to a vote of security holders.


                                     PART II


     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     See the Registrant's Annual Report for the year ended October 1, 1995, referenced on page 2 of this Form 10-K.

     ITEM 6.   SELECTED FINANCIAL DATA.

     See the Registrant's Annual Report for the year ended October 1, 1995, referenced on page 2 of this Form 10-K.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the Registrant's Annual Report for the year ended October 1, 1995, referenced on page 2 of this Form 10-K.

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Registrant's Annual Report for the year ended October 1, 1995, referenced on page 2 of this Form 10-K.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No changes in accountants or disagreements between the Registrant and its accountants regarding accounting principles or financial statement disclosures have occurred during the Registrant's two most recent fiscal years or any subsequent interim period.


                                    PART III


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission by December 28, 1995, referenced on page 2 of this Form 10-K.

     ITEM 11.  EXECUTIVE COMPENSATION.

     See the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission by December 28, 1995, referenced on page 2 of this Form 10-K.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the Registrant's Proxy Statement for 1996 Annual Meeting of Shareholders to be filed with the Commission by December 28, 1995, referenced on page 2 of this Form 10-K.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Commission by December 28, 1995, referenced on page 2 of this Form 10-K.

                                     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

     1. The following consolidated financial statements of Hawkins Chemical, Inc. and subsidiaries, together with the Independent Auditors' Report, found under appropriate headings in the Registrant's 1995 Annual Report to Shareholders, are hereby incorporated by reference in this Annual Report on Form 10-K.

     Consolidated Balance Sheets at October 1, 1995 and October 2, 1994

     Consolidated Statements of Income and Retained Earnings for the Years Ended October 1, 1995, October 2, 1994, and October 3, 1993

     Consolidated Statements of Cash Flows for the Years Ended October 1, 1995, October 2, 1994, and October 3, 1993

     Notes to Financial Statements

     Independent Auditors' Report

     2. The additional financial data listed below is included as an exhibit to this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements presented in Part II, Item 8. Schedules not included with this additional financial data have been omitted because they are not required or the required information is included in the financial statements or the notes.


     Schedule for the Years Ended October 1, 1995, October 2, 1994 and October 3, 1993:

     II             -    Valuation and Qualifying Accounts



Condensed financial information of the Registrant is not presented because no restrictions exist on the transfer of funds or assets between the Registrant and its subsidiaries.

     3.   (a)  EXHIBITS.

     The following exhibits are included with this Annual Report on Form 10-K (or incorporated by reference) as required by Item 601 of Regulation S-K.


3.1 Amended and Second Restated Articles of Incorporation as amended through February 28, 1989 (Incorporated by reference to Exhibit 3D to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989).

3.2* Second Amended and Superseding By-Laws as amended through February 15,
     1995.

4    See Exhibits 3.1 and 3.2 above.

13* Portions of Annual Report to Security Holders for period ended October 1, 1995.

21*  Subsidiaries of Registrant.

23*  Independent Auditors' Consent.

27*  Financial Data Schedule

*  Denotes previously unfiled documents.

(b)   REPORTS ON FORM 8-K.

      None.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HAWKINS CHEMICAL, INC.
                                   By  /s/ Howard J. Hawkins
                                      --------------------------------
                                      Howard J. Hawkins, Chairman
                                      of the Board of Directors
Dated:  December 27, 1995.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By  /s/ Howard J. Hawkins                    Dated:  December 27, 1995
   --------------------------------
   Howard J. Hawkins, Chief
   Executive Officer, Director

By  /s/ Dean L. Hahn                         Dated:  December 27, 1995
   --------------------------------
   Dean L. Hahn, President, Director

By  /s/ Howard M. Hawkins                    Dated:  December 27, 1995
   --------------------------------
   Howard M. Hawkins, Treasurer
   (Chief Financial and Accounting
   Officer), Director

By  /s/ Carl J. Ahlgren                      Dated:  December 27, 1995
   --------------------------------
   Carl J. Ahlgren, Director

By  /s/ Norman P. Anderson                   Dated:  December 27, 1995
   --------------------------------
   Norman P. Anderson, Director

By  /s/ Donald L. Shipp                      Dated:  December 27, 1995
   --------------------------------
   Donald L. Shipp, Director

By  /s/ C. Charles Jackson, Jr.              Dated:  December 27, 1995
   --------------------------------
   C. Charles Jackson, Jr., Director

By  /s/ John S. McKeon                       Dated:  December 27, 1995
   --------------------------------
   John S. McKeon, Director

By  /s/ John R. Hawkins                      Dated:  December 27, 1995
   --------------------------------
   John R. Hawkins, Director

By  /s/ S. Albert Diez Hanser                Dated:  December 27, 1995

   ---------------------------------
   S. Albert Diez Hanser, Director

                                INDEX TO EXHIBITS



Exhibit No.    Description of Exhibit                                   Page No.
-----------    ----------------------                                   --------


3.1            Amended and Second Restated Articles of
               Incorporation as amended through February 28, 1989
               (Incorporated by reference to Exhibit 3D to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989).

3.2*           Second Amended and Superseding By-Laws as amended through
               February 15, 1995.                                          18

4              See Exhibits 3.1 and 3.2 above.

13*            Portions of Annual Report to Security Holders for period
               ended October 1, 1995.                                      27

21*            Subsidiaries of Registrant.                                 42

23*            Independent Auditors' Consent.                              43

27*            Financial Data Schedule.                                    --




*  Denotes previously unfiled documents.