Form 10-Q
period 1995-12-31
HAWKINS CHEMICAL INC
filed 1996-02-14
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended December 31, 1995
                               -----------------

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number 0-7647

                             HAWKINS CHEMICAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                     41-0771293
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation of organization)                      Identification No.)

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

                                Yes   X       No
                                   -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at February 13, 1996
  ----------------------------------------    --------------------------------
   Common Stock, par value $.05 per share                10,525,772

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                      Page No.
                                                                      --------
PART  I.FINANCIAL INFORMATION

Item 1.   Financial Statements:

     Consolidated Condensed Balance Sheets - December 31, 1995 and
          October 1, 1995...........................................      3

     Consolidated Condensed Statements of Income - Three
          Months Ended December 31, 1995 and 1994...................      4

     Consolidated Condensed Statements of Cash Flow - Three Months
          Ended December 31, 1995 and 1994..........................      5

     Notes to Consolidated Condensed Financial Statements...........      6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7-8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..........................      9

          Financial Data Schedule...................................   Exhibit
                                                                         27

                         PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                       DECEMBER 31, 1995      OCTOBER 1, 1995
                                                       -----------------      ---------------
ASSETS                                                     (Unaudited)     (Derived from Audited
                                                                           financial statements)
Current assets:
     Cash and cash equivalents........................     $ 8,150,572         $ 9,906,107
     Investments (fair value approximates cost).......       8,066,318           7,968,761
     Accounts receivable-net..........................       9,643,018          10,512,260
     Note receivable..................................         208,943             208,943
     Inventories......................................       7,578,336           8,663,959
     Other current assets.............................         995,431           1,647,660
                                                       ---------------        -------------

          Total current assets........................      34,642,618          38,907,690

Property, plant and equipment-net.....................      12,469,561          11,438,895
Note receivable-non current...........................         695,045             715,045
Other assets..........................................       2,632,644           2,629,184
                                                       ---------------        -------------

     Total............................................     $50,439,868         $53,690,814
                                                       ---------------        -------------
                                                       ---------------        -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable.................................     $ 5,747,597         $ 8,691,204
     Current portion of long-term debt................          56,008              52,344
     Other current liabilities........................       4,320,675           5,822,383
                                                       ---------------        -------------

          Total current liabilities...................      10,124,280          14,565,931
                                                       ---------------        -------------

Long term debt........................................         572,453             628,461
                                                       ---------------        -------------

Deferred income taxes.................................         382,800             377,800
                                                       ---------------        -------------

Shareholders' equity:
     Common stock, par value $.05 per share; issued
     and outstanding, 10,525,772 shares and
     10,525,772 shares respectively...................         526,289             526,289
     Additional paid-in capital.......................      34,235,623          34,235,623
     Retained earnings................................       4,598,423           3,356,710
                                                       ---------------        -------------

          Total shareholders' equity..................      39,360,335          38,118,622
                                                       ---------------        -------------

          Total.......................................     $50,439,868         $53,690,814
                                                       ---------------        -------------
                                                       ---------------        -------------


                             See accompanying notes

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                 Three Months Ended
                                                                    December 31

                                                               1995                1994
                                                           -----------         -----------
Net sales.............................................     $17,422,984         $16,494,477
                                                           -----------         -----------

Costs and expenses:
     Cost of sales....................................      13,659,310          12,856,728
     Selling, general and administrative..............       1,961,912           1,877,800
                                                           -----------         -----------

          Total costs and expenses....................      15,621,222          14,734,528
                                                           -----------         -----------

Income from operations................................       1,801,762           1,759,949
                                                           -----------         -----------

Other income (deductions):
     Interest income..................................         258,500             192,214
     Interest expense.................................        (12,823)            (13,739)
     Miscellaneous....................................          29,073              22,590
                                                           -----------         -----------

          Total other income (deductions).............         274,750             201,065
                                                           -----------         -----------

Income from continuing operations before
  income taxes........................................       2,076,512           1,961,014

Provision for income taxes from continuing
  operations..........................................         834,800             788,100
                                                           -----------         -----------

Income from continuing operations.....................       1,241,712           1,172,914

Discontinued Operations:
     Loss from operations of Tessman Seed, Inc. (less
     applicable income taxes of $0 and
     ($37,900), respectively).........................               0            (56,933)
                                                           -----------         -----------

Net income............................................     $ 1,241,712         $ 1,115,981
                                                           -----------         -----------
                                                           -----------         -----------

Weighted average number of shares
   outstanding........................................      10,525,772          10,525,772
                                                           -----------         -----------
                                                           -----------         -----------

Earnings per common share:
     Continuing operations............................           $0.12               $0.11
     Discontinued operations..........................            0.00              (0.00)
                                                           -----------         -----------

          Total.......................................           $0.12               $0.11
                                                           -----------         -----------
                                                           -----------         -----------



                             See accompanying notes

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)





                                                           THREE MONTHS ENDED DECEMBER 31
                                                           -------------------------------
                                                               1995                1994
                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.......................................    $  1,241,712        $  1,115,981
     Loss on discontinued operations of
       Tessman Seed, Inc..............................                              56,933
     Depreciation and amortization....................         340,800             323,432
     Deferred income taxes............................                              19,000
     Other............................................        (19,659)            (19,686)
     Changes in certain current assets and
       liabilities....................................     (1,096,417)           (822,707)
     Change in net assets of discontinued operations..                              77,433
                                                          ------------        ------------
          Net cash provided by operating activities...         466,436             750,386
                                                          ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment.......     (1,355,266)           (737,633)
     Purchases of investments.........................        (97,557)            (91,335)
                                                          ------------        ------------
          Net cash used in investing activities.......     (1,452,823)           (828,968)
                                                          ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid..............................       (736,804)
     Debt repayment...................................        (52,344)            (48,919)
     Payments received on note receivable.............          20,000
                                                          ------------        ------------
          Net cash used in financing activities.......       (769,148)            (48,919)
                                                          ------------        ------------

DECREASE IN CASH AND CASH EQUIVALENTS.................     (1,755,535)           (127,501)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........       9,906,107           6,908,007
                                                          ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..............    $  8,150,572        $  6,780,506
                                                          ------------        ------------
                                                          ------------        ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     Cash paid for interest...........................    $     50,559        $     53,994
                                                          ------------        ------------
                                                          ------------        ------------

     Cash paid for income taxes.......................    $    187,333        $    162,000
                                                          ------------        ------------
                                                          ------------        ------------



                             See accompanying notes

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 1, 1995, previously filed with the Commission. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Hawkins Chemical, Inc. Annual Report which is incorporated by reference to Form 10-K filed with the Commission on December 28, 1995.

2. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,833,435 at December 31, 1995. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. Earnings per common share and cash dividends per common share are based upon the weighted average number of shares outstanding after giving retroactive effect to a 10% stock dividend declared February 15, 1995 to shareholders of record at the close of business on March 31, 1995. The dividend payment date was April 12, 1995.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales increased $928,507, 5.6%, in the first quarter of this fiscal year as compared to the same quarter a year ago. This increase is primarily due to volume increases in most of the Company's divisions and subsidiaries.

The gross margin, as a percentage of net sales, for the first quarter of fiscal 1996 was 21.6% compared to 22.1% for the same quarter one year ago. This decrease is attributable to the increased cost of a single large-volume product and the increased costs of operations. The Company has generally been able to, and expects to continue to, adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the first quarter of fiscal 1996 were 11.3% compared to 11.4% for the same quarter one year ago. Most of the expenses in this category are fixed, with the remaining expenses fluctuating only slightly with net sales.

Income from operations increased $41,813, 2.4%, in the first quarter of fiscal 1996, compared to fiscal 1995. This increase is primarily attributable to an increase net sales, partially offset by a decrease in gross margin.

Interest income increased $66,286, 34.5%, compared to the same period one year
ago.   This increase is due to an increase in the amount of cash available for investments and to a higher rate of return earned on cash equivalents and investments. Interest expense decreased slightly due to decline in long-term debt.


LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ended December 31, 1995, cash flows from operations were $466,436. This amount was lower than cash provided by operations during the same period one year ago, due mainly to the decreases in certain current assets and liability accounts discussed below. During the three months ended December 31, 1995, the Company invested $1,355,266 in property and equipment additions and added $97,577 to investments.

Accounts receivable and accounts payable decreased during the first three months of fiscal 1995, which is normal for the first quarter of our fiscal year. Inventory levels decreased due to management's decision to discontinue sales to mass merchandisers by The Lynde Company subsidiary, as that business involved high volumes and high inventory levels with a very low profit margin. Other current assets decreased due to the receipt of insurance proceeds during the firsts quarter of fiscal 1996. Other current liabilities decreased at quarter end and is the result of the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the quarter ended December 31, 1995.

Since 1985, the Company has been paying an annual cash dividend each year. In the fourth quarter of fiscal 1995 this was changed to a semi-annual cash dividend policy, of which the first half of the 1996 dividend was paid in October 1995.

The cash flows from operations, coupled with the Company's strong cash position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company's total debt to capital ratio puts the Company in a position to issue both debt and equity securities on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents consist of short-term certificates of deposit and investments consist of low-risk investment contracts with highly rated, stable insurance companies, and marketable securities consisting of investment grade municipal securities, all of which are carried at fair value which approximates cost. All cash equivalents and investments are highly liquid and are available upon demand with a minor penalty.

Other than as discussed above, management is not aware of any matters that have materially affected the first three months of fiscal 1996, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

                           PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


          Exhibit No.                Description            Page No.
          -----------         -----------------------       --------
              27              Financial Data Schedule          10



(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended December 31, 1995.
     -----------------


                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HAWKINS CHEMICAL, INC.



                                        BY --------------------------------
                                            Howard M. Hawkins, Treasurer
                                            (Chief Financial and Accounting
                                            Officer)

Dated:  February 13, 1996