Form 10-Q
period 1996-03-31
HAWKINS CHEMICAL INC
filed 1996-05-14
CIK 46250

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                      FORM 10-Q


                                      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended  March 31, 1996
                                                ---------------
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from ____________to ______________

                            Commission file number 0-7647
                                                -------
                                HAWKINS CHEMICAL, INC.
                (Exact name of registrant as specified in its charter)

               MINNESOTA                              41-0771293
               ---------                              ----------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation of organization)

               3100 East Hennepin Avenue, Minneapolis, Minnesota 55413
            --------------------------------------------------------
            (Address of principal executive offices)       Zip Code


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

                            Yes     X     No
                                ---------    --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at May 13, 1996
  --------------------------------------      ---------------------------
  Common Stock, par value $.05 per share              11,051,690

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES

                                  INDEX TO FORM 10-Q



                                                                       Page No.
                                                                      ----------
PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Condensed Balance
           Sheets - March 31, 1996 and
           October 3, 1995..............................................   3
         Consolidated Condensed Statements
           of Income-Three Months and Six  Months
           Ended March 31, 1996 and 1995 ...............................   4
         Consolidated Condensed Statements of Cash Flow - Six Months
           Ended March 31, 1996 and 1995 ...............................   5
         Notes to Consolidated Condensed Financial Statements...........   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 7-8

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders..........   9

Item 6.  Exhibits and Reports of Form 8-K ..............................  10

         Financial Data Schedule.................................... Exhibit 27

                            PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS


                                        March 31, 1996       October 1, 1995
                                        --------------       ---------------
ASSETS                                  (Unaudited)       (Derived from Audited
                                                          financial statements)
Current assets:
  Cash and cash equivalents...........  $  7,071,189           $  9,906,107
  Investments (fair value
   approximates cost).................    10,273,629              7,968,761
  Accounts receivable-net.............     8,742,756             10,512,260
  Note receivable.....................       169,730                208,943
  Inventories.........................     5,824,884              8,663,959
  Other current assets................     1,777,221              1,647,660

      Total current assets............    33,859,409             38,907,690
                                        ------------           ------------

Property, plant and equipment-net.....    11,476,581             11,438,895
Note receivable-non current...........     1,830,212                715,045
Other assets..........................     2,638,240              2,629,184
                                        ------------           ------------

  Total                                  $49,804,442            $53,690,814
                                        ------------           ------------
                                        ------------           ------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................    $ 5,253,080            $ 8,691,204
  Current portion of long-term debt..         56,008                 52,344
  Other current liabilities..........      3,803,028              5,822,383
                                        ------------           ------------

      Total current liabilities......      9,112,116             14,565,931
                                        ------------           ------------

Long term debt.......................        572,453                628,461
                                        ------------           ------------

Deferred income taxes................        386,800                377,800
                                        ------------           ------------

Shareholders' equity:
     Common stock, par value $.05 per
     share; issued and outstanding,
     11,051,690 shares and 10,525,772
     shares respectively.............        552,585                526,289
     Additional paid-in capital......     38,679,630             34,235,623
     Retained earnings...............        500,858              3,356,710
                                        ------------           ------------

        Total shareholders' equity...     39,733,073             38,118,622
                                        ------------           ------------

        Total........................    $49,804,442            $53,690,814
                                        ------------           ------------
                                        ------------           ------------


                                See accompanying notes

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                    (Unaudited)


                                                           Three Months Ended March 31      Six Months Ended March 31
                                                              1996             1995           1996            1995
                                                          -------------    -------------  -------------  -------------
Net sales                                                 $18,439,067      $18,902,641    $35,862,051    $35,397,118
                                                          -------------    -------------  -------------  -------------

Costs and expenses:
   Cost of sales                                           14,585,730       14,928,367     28,245,041     27,785,095
   Selling, general and administrative                      2,083,759        1,953,278      4,045,670      3,831,077
   Unusual and nonrecurring                                                    750,000                       750,000
                                                          -------------    -------------  -------------  -------------
          Total costs and expenses                         16,669,489       17,631,645     32,290,711     32,366,172
                                                          -------------    -------------  -------------  -------------

Income from operations                                      1,769,578        1,270,996      3,571,340      3,030,946
                                                          -------------    -------------  -------------  -------------

Other income (deductions):
   Interest income                                            231,995          241,373        490,495        433,588
   Interest expense                                           (13,686)         (13,750)       (26,509)       (27,489)
   Miscellaneous                                               41,817            1,176         70,890         23,764
                                                          -------------    -------------  -------------  -------------
          Total other income (deductions)                     260,126          228,799        534,876        429,863

Income from continuing operations before income taxes       2,029,704        1,499,795      4,106,216      3,460,809

Provision for income taxes from continuing operations         811,900          601,800      1,646,700      1,389,900
                                                          -------------    -------------  -------------  -------------

Income from continuing operations                           1,217,804          897,995      2,459,516      2,070,909

Discontinued Operations:

   Income (loss) from operations of Tessman
   Seed, Inc. (less applicable income
   taxes of $0, ($8,600), $0,($46,500), respectively)                          (12,972)                      (69,905)

   Loss on disposal of assets of Tessman
   Seed, Inc. (less applicable income taxes of $214,200)                      (321,266)                     (321,266)
                                                          -------------    -------------  -------------  -------------
Income (loss) from discontinued operations                          0         (334,238)             0       (391,171)
                                                          -------------    -------------  -------------  -------------

Net income                                                $ 1,217,804      $   563,757    $ 2,459,516    $ 1,679,738
                                                          -------------    -------------  -------------  -------------
                                                          -------------    -------------  -------------  -------------

Weighted average number of shares outstanding              11,051,690       11,051,690     11,051,690     11,051,690
                                                          -------------    -------------  -------------  -------------
                                                          -------------    -------------  -------------  -------------

Earnings per common share
   Continuing operations                                        $0.11            $0.08          $0.22          $0.19
   Discontinued operations                                          0            (0.03)             0          (0.04)
                                                          -------------    -------------  -------------  -------------
          Total                                                 $0.11            $0.05          $0.22          $0.15
                                                          -------------    -------------  -------------  -------------
                                                          -------------    -------------  -------------  -------------

                                See accompanying notes

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)


                                                SIX MONTHS ENDED MARCH 31
                                                 1996                1995
                                             -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................     $ 2,459,516       $ 1,679,738
   Loss on disposal of assets of
   Tessman Seed, Inc.....................               0           321,266
   Loss on discontinued operations of
   Tessman Seed, Inc..... ...............               0            69,905
   Unusual and nonrecurring charge.......               0           750,000
   Depreciation and amortization.........         679,734           652,849
   Deferred income taxes.................          14,000          (262,000)
   Other.................................        (155,453)          (44,091)
   Changes in certain current assets and
   liabilities...........................      (1,091,722)         (486,839)
                                              ------------      ------------
       Net cash provided by
       operating activities                     1,906,075         2,680,828
                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and
   equipment.............................      (1,779,211)       (1,358,945)
   Purchase of
   investments...........................      (2,304,868)         (187,524)
   Cash received on sale of land and
   building..............................         108,188                 0
   Cash received on sale of assets and
   business of Tessman Seed, Inc.........               0           100,000
                                              ------------      ------------
       Net cash used in investing activities   (3,975,891)       (1,446,469)
                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid...................        (736,804)
   Debt repayment........................         (52,344)          (48,919)
   Payments received on note receivable..          24,046
                                              ------------      ------------
       Net cash used in financing activities     (765,102)          (48,919)
                                              ------------      ------------


INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                               (2,834,918)        1,185,440


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR    9,906,107         6,895,341
                                              ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD      $ 7,071,189       $ 8,080,781
                                              ------------      ------------
                                              ------------      ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Cash paid for interest................     $    53,562       $    56,111
                                              ------------      ------------
                                              ------------      ------------
   Cash paid for income taxes............     $ 2,102,326       $ 1,404,000
                                              ------------      ------------
                                              ------------      ------------



                                See accompanying notes

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 1, 1995, previously filed with the Commission. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Hawkins Chemical, Inc. Annual Report which is incorporated by reference to Form 10-K filed with the Commission on December 28, 1995.


2. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.


3. Effective January 1, 1996, the Company sold property which was previously rented to a former subsidiary for $1,208,000. At closing the Company received $108,000 and a contract for deed for $1,100,000. The contract for deed requires monthly payments of $9,201, including interest at 8% per annum, for eight years. On January 1, 2004, the remaining unpaid principal balance is due.


4. Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,676,200 at March 31, 1996. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.


5. Earnings per common share are based upon the weighted average number of shares outstanding after giving retroactive effect to a 5% stock dividend declared February 7, 1996 to shareholders of record at the close of business on March 29, 1996. Cash dividends accrued of $845,065 are included in accounts payable at March 31, 1996.

Item 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Net sales decreased $463,574 (2.5%) in the second quarter of this fiscal year as compared to the same quarter a year ago, and increased $464,933 (1.3%) in the first six months of fiscal 1996 as compared to the same period in fiscal 1995. The decrease in the quarter was primarily due to the extremely cold weather conditions during the quarter. Some of our customers either had limited operations or had to close down temporarily, thereby decreasing their volumes. Also contributing to the sales decrease was management's decision to discontinue sales to mass merchandisers by The Lynde Company subsidiary, as that business involved high volumes and high inventory levels with a low, decreasing profit margin. Although total sales dollars will decrease in the third and fourth quarters because of this change, management does not expect a material adverse impact on gross margin as a percentage of net sales. The decrease in sales was also due to a slight decrease in the selling price of a single, large-volume product. The increase in sales for the six-month period ended March 31, 1996 was due to volume increases in most of the Company's divisions and subsidiaries, which was partially offset by the above. Selling prices of the single, large-volume product are expected to decrease in the last six months of this fiscal year, but with the Mississippi River now open to accept barge shipments, management anticipates more competitive pricing, which is expected to enable the Company to maintain historical profit margins.

Gross margin, as a percentage of net sales, for the second quarter of this fiscal year was 20.9% compared to 21.0% for the same quarter one year ago, and 21.2% for the first six months of fiscal 1996 as compared to 21.5% for the first six months of fiscal 1995. The slight decreases are due to the decrease in selling prices partially offset by the reduction of lower margin sales to mass merchandisers previously mentioned. The Company has generally been able to and expects to continue to adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the second quarter of fiscal 1996 were 11.3% compared to 10.3% for the same quarter one year ago, and 11.3% for the first six months of fiscal 1996 as compared to 10.8% for the first six months of fiscal 1995. These increases were mainly due to increased employee compensation and benefits.

The unusual and nonrecurring charge in the second quarter and first six months of fiscal 1995 of $750,000 was recorded to cover estimated settlement costs to be incurred by the Company in connection with a lawsuit filed against the Company.

Interest income decreased $9,378 in the second quarter of fiscal 1996 as compared to the same quarter one year ago and increased $56,907 for the first six months of this fiscal year as compared to the same period one year ago. The second quarter decrease is due to increases in investments in income tax exempt securities which generally have a lower pre-tax return than other taxable investments, but have a higher after-tax return. The six month increase is due to an increase in the amount of cash available for investments and to a higher rate of return earned on cash equivalents and investments in the first quarter. Interest expense decreased slightly due mainly to the decline in long term debt.


DISCONTINUED OPERATIONS

In March 1995, the Company adopted a formal plan to discontinue operations of Tessman Seed, which sold a wide range of horticulture and pest control products. Effective March 1, 1995, the Company sold the inventory, equipment and operations of Tessman. As a result of the purchase transaction, the Company recorded a loss on the disposal in the second quarter of fiscal 1995 of $321,266, net of taxes totaling $214,200, to write-down Tessman's assets to the amount realized.

Revenues for Tessman for the quarter and six months ended March 31, 1995 were $507,000 and $931,000, respectively. The loss for Tessman for the quarter and six-month period ended March 31, 1995 was less than $.01 per share.


LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended March 31, 1996, cash flows from operations were $1,906,075. This amount was lower than cash provided by operations during the same period one year ago, due mainly to the changes in certain current assets and liability accounts discussed below. During the six-month period ended March 31, 1996, the Company invested $1,779,211 in property and equipment additions and added $2,304,868 to investments.

Accounts receivable, inventories and accounts payable decreased during the first six months of fiscal 1996 due primarily to management's decision to discontinue sales to mass merchandisers by The Lynde Company subsidiary, as discussed previously. Other current liabilities decreased as a result of the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the six-month period ended March 31, 1996.

In January 1996, the Company sold property which was previously rented to a former subsidiary for $1,208,000. At closing the Company received $108,000 and a contract for deed for $1,100,000. The contract for deed requires monthly payments of $9,201, including interest at 8% per annum, for eight years. On January 1, 2004, the remaining unpaid principal balance is due.

Since 1985, the Company has been paying an annual cash dividend each year. In the fourth quarter of fiscal 1995 this was changed to a semi-annual cash dividend policy. The first half of the 1996 dividend was paid in October 1995 and the second half was paid in April 1996.

The cash flows from operations, coupled with the Company's strong cash position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company's total debt to capital ratio puts it in a position to issue either debt or equity securities on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents consist of short-term certificates of deposit and investments consist of relatively low-risk investment and annuity contracts with highly rated, stable insurance companies, and marketable securities consisting of investment grade municipal securities, all of which are carried at cost which approximates fair value. All cash equivalents are highly liquid and are available upon demand. There are some penalties associated with the early liquidation of the Company's investment and annuity contracts.

Other than as discussed above, management is not aware of any matters that have materially affected the first six months of fiscal 1996, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

                             PART II.  OTHER INFORMATION


Item 4.   Submission of matter to a vote of Security Holders.

    a. The annual meeting of the shareholders of the Company was held on February 7, 1996.

    c. The following is a tabulation of the results of votes cast on the matters noted upon at the annual meeting of the shareholders:


         Approval to enlarge the Board of Directors to eleven seats:
                                                             Broker
                 For         Against        Abstain        Non-Votes
              ---------      -------        -------        ---------
              8,278,619      381,460        99,295              0


         Election of Directors:

                                                                                    Broker
                                For     Against      Withheld       Abstain        Non-Votes
                             ---------  -------     ---------       -------        ---------
    Howard J. Hawkins        8,638,505      0         120,869           0              0
    Dean L. Hahn             8,638,868      0         120,506           0              0
    Carl J. Ahlgren          8,584,225      0         175,149           0              0
    Howard M. Hawkins        8,360,417      0         398,957           0              0
    Norman P. Anderson       8,584,225      0         175,149           0              0
    Donald L. Shipp          8,537,086      0         222,288           0              0
    John S. McKeon           8,638,758      0         120,616           0              0
    John R. Hawkins          8,365,032      0         394,342           0              0
    S. Albert Diez Hanser    7,330,252      0       1,429,122           0              0
    Duane Jergenson          8,357,121      0         402,253           0              0


         Approval of Deloitte & Touche LLP as Independent Auditors:


                                                             Broker
                 For         Against        Abstain        Non-Votes
              ---------      -------        -------        ---------
              8,246,257      433,869        79,148              0

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.
    The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

        Exhibit No.               Description                   Page No.
        -----------          -----------------------            --------
            27               Financial Data Schedule               11


(b)  Reports on Form 8-K.

    No reports on Form 8-K have been filed during the fiscal quarter ended March 31, 1996.



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


Dated:  May 13, 1996