Form 10-Q
period 1996-06-30
HAWKINS CHEMICAL INC
filed 1996-08-13
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended  June 30, 1996
                                                    -------------
                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------
                          Commission file number 0-7647
                                                 ------

                              HAWKINS CHEMICAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                MINNESOTA                            41-0771293
     -------------------------------     ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation of organization)




            3100 East Hennepin Avenue, Minneapolis, Minnesota   55413
            -----------------------------------------------------------
            (Address of principal executive offices)           Zip Code



                                (612) 331-6910
              --------------------------------------------------
              Registrant's telephone number, including area code




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                 -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                          Outstanding at August 12, 1996
  --------------------------------------          ------------------------------
  Common Stock, par value $.05 per share                   11,051,690

                      HAWKINS CHEMICAL, INC. AND SUBSIDIARIES


                                 INDEX TO FORM 10-Q




                                                                        Page No.
                                                                        --------



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets - June 30, 1996 and
           October 1, 1995 .............................................      3
         Consolidated Condensed Statements of Income - Three Months and
           Nine Months Ended June 30, 1996 and 1995 ....................      4
         Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended June 30, 1996 and 1995 ....................      5
         Notes to Consolidated Condensed Financial Statements...........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................    7-8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .............................................      9

Item 6.  Exhibits and Reports of Form 8-K ..............................      9

         Financial Data Schedule.................................... Exhibit 27

                             PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements


                         HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           June 30, 1996         October 1, 1995
                                                           -------------     ---------------------
ASSETS                                                      (Unaudited)      (Derived from Audited
                                                                              financial statements)
Current assets:
  Cash and cash equivalents...........................       $ 6,286,674            $ 9,906,107
  Investments (fair value approximates cost)..........        10,387,977              7,968,761
  Accounts receivable-net.............................         9,929,176             10,512,260
  Note receivable.....................................           170,503                208,943
  Inventories.........................................         6,244,790              8,663,959
  Other current assets................................         1,757,871              1,647,660
                                                             -----------            -----------
      Total current assets............................        34,776,991             38,907,690

Property, plant and equipment-net.....................        12,957,065             11,438,895
Note receivable-non current...........................         1,824,022                715,045
Other assets..........................................         2,640,641              2,629,184
                                                             -----------            -----------
  Total                                                      $52,198,719            $53,690,814
                                                             -----------            -----------
                                                             -----------            -----------
LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable....................................      $ 5,345,491            $ 8,691,204
   Current portion of long-term debt...................           56,008                 52,344
   Other current liabilities...........................        4,085,765              5,822,383
                                                             -----------            -----------
      Total current liabilities........................        9,487,264             14,565,931
                                                              -----------            -----------
Long term debt.........................................          572,453                628,461
                                                             -----------            -----------
Deferred income taxes..................................          390,800                377,800
                                                             -----------            -----------

Shareholders' equity:
  Common stock, par value $.05 per share; issued
  and outstanding, 11,051,690 shares and
  10,525,772 shares respectively.......................          552,585                526,289
  Additional paid-in capital...........................       38,679,630             34,235,623
  Retained earnings....................................        2,515,987              3,356,710
                                                             -----------            -----------
       Total shareholders' equity......................       41,748,202             38,118,622
                                                             -----------            -----------
       Total                                                 $52,198,719            $53,690,814
                                                             -----------            -----------
                                                             -----------            -----------


         See accompanying Notes to Consolidated Condensed Financial Statements

                           HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                         (Unaudited)

                                           Three Months Ended June 30      Nine Months Ended June 30
                                              1996            1995             1996          1995
                                         -------------   --------------    -----------   ------------
Net sales                                 $22,274,546      $26,519,043     $58,136,597    $61,916,161
                                          -----------      -----------     -----------    -----------
Costs and expenses:
  Cost of sales                            16,816,775       21,229,029      45,061,816     49,014,124
  Selling, general and administrative       2,399,020        2,363,251       6,444,690      6,194,328
  Unusual and nonrecurring                                           0                        750,000
                                          -----------      -----------     -----------    -----------
      Total costs and expenses             19,215,795       23,592,280      51,506,506     55,958,452
                                          -----------      -----------     -----------    -----------
Income from operations                      3,058,751        2,926,763       6,630,091      5,957,709
                                          -----------      -----------     -----------    -----------
Other income (deductions):
  Interest income                             238,319          242,687         728,815        676,275
  Interest expense                            (14,193)         (13,784)        (40,702)       (41,274)
  Miscellaneous                                68,752           19,924         139,641         43,689
                                          -----------      -----------     -----------    -----------
      Total other income (deductions)         292,878          248,827         827,754        678,690

Income from continuing operations before
income taxes                                3,351,629       3,175,590        7,457,845      6,636,399

Provision for income taxes from
continuing operations                       1,336,500       1,277,800        2,983,200      2,667,700
                                          -----------      -----------     -----------    -----------
Income from continuing operations           2,015,129       1,897,790        4,474,645      3,968,699

Discontinued Operations:
  Loss from operations of Tessman
  Seed, Inc. (less applicable income
  taxes of $0, $0, $0, ($46,500),
  respectively)                                                                               (69,905)

  Loss on disposal of assets of Tessman
  Seed, Inc. (less applicable income
  taxes of $214,200)                                                                         (321,266)
                                          -----------      -----------     -----------    -----------
Loss from discontinued operations                   0                0               0       (391,171)
                                          -----------      -----------     -----------    -----------
Net income                                $ 2,015,129      $ 1,897,790     $ 4,474,645    $ 3,577,528
                                          -----------      -----------     -----------    -----------
                                          -----------      -----------     -----------    -----------
Weighted average number of shares
  outstanding                              11,051,690       11,051,690      11,051,690     11,051,690
                                          -----------      -----------     -----------    -----------
                                          -----------      -----------     -----------    -----------
Earnings per common share
  Continuing operations                         $0.18            $0.17           $0.40          $0.36
  Discontinued operations                           0                                0           (.04)
                                          -----------      -----------     -----------    -----------
      Total                                     $0.18            $0.17           $0.40          $0.32
                                          -----------      -----------     -----------    -----------
                                          -----------      -----------     -----------    -----------


  See accompanying Notes to Consolidated Condensed Financial Statements

                   HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                  (Unaudited)

                                                                        NINE MONTHS ENDED JUNE 30
                                                                     -------------------------------
                                                                           1996             1995
                                                                     ---------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................................    $ 4,474,645      $ 3,577,528
 Loss on disposal of assets of Tessman Seed, Inc....................                         321,266
 Loss on discontinued operations of Tessman Seed, Inc...............                          69,905
 Unusual and nonrecurring charge....................................                         750,000
 Depreciation and amortization......................................      1,052,081          973,579
 Deferred income taxes..............................................         (2,000)        (103,500)
 Other..............................................................       (130,777)         (60,285)
 Changes in certain current assets and liabilities..................     (1,438,485)       2,492,842
                                                                        -----------      -----------
    Net cash provided by operating activities                             3,955,464        8,021,335
                                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment..........................    (3,655,072)      (1,676,422)
 Purchase of investments.............................................    (2,419,216)      (1,294,505)
 Cash received on sale of land and building..........................       108,188
 Cash received on sale of assets and business of Tessman Seed, Inc...                        100,000
                                                                        -----------      -----------
    Net cash used in investing activities                                (5,966,100)      (2,870,927)
                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid..................................................   (1,581,869)      (1,437,644)
 Debt repayment.......................................................      (52,344)         (48,919)
 Payments received on note receivable.................................       25,416           80,726
                                                                        -----------      -----------
    Net cash used in financing activities                                (1,608,797)      (1,405,837)
                                                                        -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (3,619,433)       3,744,571

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              9,906,107        6,895,341
                                                                        -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 6,286,674      $10,639,912
                                                                        -----------      -----------
                                                                        -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest..............................................  $    54,956      $    56,180
                                                                        -----------      -----------
                                                                        -----------      -----------
  Cash paid for income taxes..........................................  $ 3,230,451      $ 1,817,258
                                                                        -----------      -----------
                                                                        -----------      -----------



    See accompanying Notes to Consolidated Condensed Financial Statements

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

2. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

3. Effective January 1, 1996, the Company sold property, which was previously rented to a former subsidiary, for $1,208,000. At closing the Company received $108,000 and a contract for deed for $1,100,000. The contract for deed requires monthly payments of $9,201, including interest at 8% per annum, for eight years. On January 1, 2004, the remaining unpaid principal balance is due.


4. Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,501,000 at June 30, 1996. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

5. Earnings per common share are based upon the weighted average number of shares outstanding after giving retroactive effect to a 5% stock dividend declared February 7, 1996 to shareholders of record at the close of business on March 29, 1996. Cash dividends in the amount of $845,065 were paid on April 12, 1996.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Net sales decreased $4,244,497 (16.0%) in the third quarter of this fiscal year and $3,779,564 (6.1%) in the first nine months of fiscal 1996 as compared to the same periods a year ago. The majority of the sales decrease was due to management's decision to discontinue sales to mass merchandisers by The Lynde Company subsidiary, as that business involved high volumes and high inventory levels with a low, decreasing profit margin. Also contributing to the nine month sales decrease was a slight decrease in the selling price of a single, large-volume product and extremely cold weather conditions during the second quarter of this fiscal year, which caused some customers to have limited operations or to close down temporarily, thereby decreasing their volumes.
The above decreases were partially offset by volume increases in some of the Company's divisions and subsidiaries. Selling prices of the single, large-volume product mentioned above are beginning to stabilize and the Company expects to maintain historical profit margins.

Gross margin, as a percentage of net sales, for the third quarter of this fiscal year was 24.5% compared to 19.9% for the same quarter one year ago, and 22.5% for the first nine months of fiscal 1996 as compared to 20.8% for the first nine months of fiscal 1995. These increases are due mainly to discontinuing the lower margin sales to mass merchandisers previously mentioned and, to a lesser extent, better profit margins on a few product lines. The Company has generally been able to and expects to continue to adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable gross margins.

Selling, general and administrative expenses increased $35,769 (1.5%) in the third quarter and $250,362 (4.0%) in the first nine months of fiscal 1996 as compared to the same periods in fiscal 1995. Selling, general and administrative expenses, as a percentage of net sales, for the third quarter of fiscal 1996 were 10.8% compared to 8.9% for the same quarter one year ago, and 11.1% for the first nine months of fiscal 1996 as compared to 10.0% for the first nine months of fiscal 1995. The increases were due to a decrease in sales and increased employee compensation, employee benefits and insurance costs.

The unusual and nonrecurring charge in the second quarter and first nine months of fiscal 1995 of $750,000 was recorded to cover estimated settlement costs to be incurred by the Company in connection with a lawsuit filed against the Company. Developments in this lawsuit do not indicate the need to adjust this reserve at the present time.

Interest income decreased $4,368 in the third quarter of fiscal 1996 as compared to the same quarter one year ago and increased $52,540 for the first nine months of this fiscal year as compared to the same period one year ago. The third quarter decrease is due to increases in investments in income tax exempt securities which generally have a lower pre-tax return than other taxable investments, but have a higher after-tax return. The nine month increase is due to an increase in the amount of cash available for investments.

DISCONTINUED OPERATIONS

In March 1995, the Company adopted a formal plan to discontinue operations of Tessman Seed, which sold a wide range of horticulture and pest control products. Effective March 1, 1995, the Company sold the inventory, equipment and operations of Tessman. As a result of the transaction, the Company recorded a loss on the disposal in the second quarter of fiscal 1995 of $321,266, net of taxes totaling $214,200, to write-down Tessman's assets to the amount realized.

Revenues for Tessman for the quarter and nine months ended June 30, 1995 were $0 and $931,000, respectively. The loss for Tessman for the nine-month period ended June 30, 1995 was less than $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended June 30, 1996, cash flows from operations were $3,955,464. This amount was lower than cash provided by operations during the same period one year ago, due mainly to the changes in certain current assets and liability accounts discussed below. During the nine-month period ended June 30, 1996, the Company purchased $3,655,072 in property and equipment and invested an additional $2,419,216 in short-term investments.

Accounts receivable, inventories and accounts payable decreased during the first nine months of fiscal 1996 due primarily to management's decision to discontinue sales to mass merchandisers by The Lynde Company subsidiary, as discussed previously. Other current liabilities decreased as a result of the payment of cash dividends and benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the nine-month period ended June 30, 1996.

In January 1996, the Company sold property which was previously rented to a former subsidiary for $1,208,000. At closing the Company received $108,188 and a contract for deed for $1,100,000. The contract for deed requires monthly payments of $9,201, including interest at 8% per annum, for eight years. On January 1, 2004, the remaining unpaid principal balance is due.

On May 30,1996, the Company paid cash to acquire buildings and land adjacent to its location in Minneapolis, Minnesota for $880,000. At present, the property is being rented to the former owner until such time that the Company needs it for expansion.

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

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents consist of short-term certificates of deposit and investments consist of relatively low-risk investment and annuity contracts with highly rated, stable insurance companies, and marketable securities consisting of investment grade municipal securities, all of which are carried at fair value which approximates cost. All cash equivalents are generally highly liquid and are available upon demand.

Other than as discussed above, management is not aware of any matters that have materially affected the first nine months of fiscal 1996, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

FORWARD LOOKING STATEMENTS

In addition to the historical information contained herein, the foregoing discussion includes forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: changes in demand for the Company's products; the condition of the general economy; competitive factors such as aggressive pricing by regional competitors and entry of well capitalized competitors into territories served by the Company; increased local, state or federal regulation of the Company's products; changes in product mix; increases in product costs; and the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

As disclosed by the Company in previous filings with the Commission, the Company has commenced suit in the Minnesota Federal District Court against The North River Insurance Company and the Westchester Fire Insurance Company, its primary and umbrella insurers, respectively, seeking declaratory relief consisting of a finding that the Company has coverage under both its primary and umbrella policies with respect to a lawsuit brought against the Company and its subsidiary, The Lynde Company. The lawsuit brought against the Company and its subsidiary, captioned DONNA M. COOKSEY. ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY seeks damages for personal injury, property damage and other damages alleged to have been caused by the alleged release of certain pollutants as a result of a fire at an office/warehouse facility used by The Lynde Company.

In early 1996, The Company moved for summary judgment on the issue of the enforceability of a "total pollution exclusion" contained in the subject insurance policies, which the insurers claim excludes coverage for hostile fires, such as the one underlying the COOKSEY lawsuit. In late June of 1996, the United States Magistrate Judge hearing the summary judgment motion in the Company's action against North River filed a recommendation that the Company has coverage for the damages alleged in the COOKSEY lawsuit alleged to be caused by the hostile fire under its primary insurance policy. In July of 1996, the same Magistrate reached the same conclusion with respect to the umbrella policy issued by Westchester.

Both of these recommendations are subject to a de novo review by a United States District Court Judge, as well as potential appeals to the Eighth Circuit Court of Appeals and the United States Supreme Court. It is not possible at this time, therefore, for the Company to determine what insurance coverage, if any, will be available with respect to the COOKSEY lawsuit.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

Exhibit No.              Description                   Page No.
- -----------        ------------------------            --------
  27               Financial Data Schedule                10


(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended June 30, 1996.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HAWKINS CHEMICAL, INC.



                                    BY
                                      ----------------------------------------
                                       Howard M. Hawkins, Treasurer
                                       (Chief Financial and Accounting Officer)

Dated:  August 12, 1996