Form 10-K
period 1996-09-29
HAWKINS CHEMICAL INC
filed 1996-12-30
CIK 46250

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                              - - - - - - - - - - - - -
                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 29, 1996, Commission File No. 0-7647

                                HAWKINS CHEMICAL, INC.
--------------------------------------------------------------------------------
                (Exact Name of Registrant as specified in its Charter)

           MINNESOTA                                  41-0771293
-------------------------------           ------------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification No.)

3100 East Hennepin Avenue, Minneapolis, Minnesota            55413
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

                        Common Stock, Par Value $.05 per share
                       ---------------------------------------
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X         No
                                           ------        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

The aggregate market value of voting stock held by nonaffiliates of the Registrant on November 30, 1996, was $50,280,041. For purposes of this calculation, all shares held by officers and directors of the Registrant and by the Trustees of the Registrant's Employee Stock Ownership Plan and Money Purchase Pension Plan were deemed to be shares held by affiliates.

The number of shares outstanding of the Registrant's only class of common stock on November 30, 1996, was 11,051,690.

                      THE EXHIBIT INDEX IS LOCATED AT PAGE 15.

                         DOCUMENTS INCORPORATED BY REFERENCE

    The following portions of the Registrant's Annual Report to Shareholders for the year ended September 29, 1996 (which portions are filed as an exhibit to this Form 10-K in accordance with Item 601(b)(13)(ii) of Regulation S-K) and Proxy Statement for the 1997 Annual Meeting of Shareholders (to be filed with the Commission by January 7, 1997) are incorporated by the reference below as the Item of this Form l0-K indicated.

Part of Form 10-K                      Portion of Annual Report
-----------------                      ------------------------

1.  Part II, Item 5.                   1.   See caption entitled "Quarterly
    Market for Registrant's Common          Stock Data."
    Equity and Related Stockholder
    Matters.

2.  Part II, Item 6.                   2.   See caption entitled "Selected
    Selected Financial Data.                Financial Data."

3.  Part II, Item 7.                   3.   See caption entitled "Management's
    Management's Discussion and             Discussion and Analysis of Results
    Analysis of Financial Condition         of Operations and Financial
    and Results of Operations               Condition."

4.  Part II, Item 8.                   4.   See Consolidated Balance Sheets,
    Financial Statements and                Statements of Income & Retained
    Supplementary Data.                     Earnings, Statements of Cash Flows,
                                            Independent Auditors' Report, and
                                            Notes to Consolidated Financial
                                            Statements.

                                       Portion of Proxy Statement
                                       --------------------------

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

                                        PART I


    ITEM 1.   BUSINESS.

    (a) GENERAL DEVELOPMENT OF THE BUSINESS. The Registrant was incorporated under the laws of the State of Minnesota in 1955. In the past year the Registrant has not changed its form of organization or mode of conducting business and has not acquired or disposed of any material amount of assets other than in the ordinary course of business.

    (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Because the business of the Registrant is conducted in only one industry segment, no breakdown of revenue, operating profit, or assets attributable to industry segments is presented.

    (c)  NARRATIVE DESCRIPTION OF THE BUSINESS.

    (i) PRODUCTS AND MARKETS. The Registrant's business is conducted throughout the nine-state area of Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Montana, Nebraska, Michigan and Wyoming, through its four subsidiaries and four divisions described below:

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

         (E) HAWKINS TERMINAL DIVISION. This division receives, stores and distributes various chemicals in bulk, including liquid caustic soda, phosphoric acid and aqua ammonia; manufactures sodium hypochlorite (bleach); repackages liquid chlorine; and performs custom blending of certain chemicals for customers according to customer formulas. Approximately 80% of the business of the Hawkins Terminal Division is related to liquid caustic soda. Hawkins Terminal Division operates a liquid caustic soda barge terminal to receive shipments during the period the Mississippi River is open to barge traffic (approximately March 1 through December 1). During the remainder of the year, the Division relies on stockpiles, as well as supplies shipped in by railroad tank car. Pursuant to operating agreements it has with other chemical companies, the Registrant also receives, stores and ships liquid caustic soda and other chemicals at both the Hawkins Terminal 1 location and the Terminal 2 site which is located across the river and downstream from Terminal 1.

         Since 1963, flooding of the Mississippi River has required the Hawkins Terminal Division to temporarily shift its operations out of its buildings twice. No substantial interruptions to sales resulted from the floods because railroad tank cars have been successfully used as an alternative means of supply. Although the use of tank cars has resulted in additional costs, results of operations have not been materially impacted. No assurance can be given that flooding will not reoccur or that there will not be substantial damage or interruption to the business of the Registrant's Hawkins Terminal Division in the future.

         (F) ARROWHEAD CHEMICAL DIVISION. This division distributes industrial chemicals, water and waste-water treatment equipment and chemicals, and laundry, dry cleaning, and janitorial supplies in northern Minnesota, northern Wisconsin, and the upper peninsula of Michigan.

         (G) INDUSTRIAL CHEMICAL AND EQUIPMENT DIVISION. This division was created in October 1993 when the Registrant acquired the assets of Industrial Chemical & Equipment Co. It specializes in sales to the plating and electronic industries, and relies on a specially trained sales staff which works directly with customers on their plating and other processes. John H. Michel, the former President of Industrial Chemical & Equipment Co. manages this division.

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


    (ii) STATUS OF NEW PRODUCTS. The Registrant began shipping its Cheese-Phos-Registered Trademark- product (discussed below) in late calendar 1995. Sales of this product in fiscal 1996 were not material to the Registrant's results of operations for the period.

    (iii) RAW MATERIALS. The Registrant has approximately 450 suppliers, including many of the major chemical producers in the United States, of which approximately 20 account for a majority of the purchases made by the Registrant. The Registrant typically has written distributorship agreements or supply contracts with its suppliers that are renewed from time to time. Although there is no assurance that any contract or understanding with any supplier will not be terminated in the foreseeable future, most of the basic chemicals purchased by the Registrant can be obtained from alternative sources should existing relationships be terminated.

    (iv) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS. There are no patents, trademarks, licenses, franchises or concessions that are currently material to the successful operation of the Registrant's business.
The Registrant has, however, obtained a patent on a liquid form of sodium phosphate for use in the processed food industry, as described below; the patent was granted on October 17, 1995, and will expire on November 8, 2013.

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

    The Registrant's patented Cheese-Phos-Registered Trademark- liquid sodium phosphate, which can be stored at room temperature, offers all the advantages of a liquid sodium phosphate product, but eliminates the need for high-heat delivery systems. Although it is not currently possible to project the effect of Cheese-Phos-Registered Trademark- on the Registrant's results of operations for future periods, this product could add materially to the Registrant's revenues and profits.

    (v) SEASONAL ASPECTS. The sale of water treatment chemicals used in swimming pools and municipal water treatment facilities tends to reach a higher level during the summer months, which are part of the Registrant's third and fourth fiscal quarters.

    (vi) WORKING CAPITAL ITEMS. As a bulk distributor of chemicals, the Registrant is required to carry significant amounts of inventory to meet rapid delivery requirements of customers.
Working capital requirements vary on a seasonal basis as a result of the seasonality of the water treatment chemical business.

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

    (xi) RESEARCH AND DEVELOPMENT. Registrant does not have a formal research and development function; employees are assigned to research and development problems as the need arises. During the past fiscal year, expenditures for research and development were negligible and not material to Registrant's business.

    (xii) ENVIRONMENTAL MATTERS. The Registrant is primarily a compounder and distributor, rather than a manufacturer, of chemical products. As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Registrant. Registrant does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal year 1997.

    (xiii) EMPLOYEES. The number of persons employed by the Registrant and its subsidiaries as of September 29, 1996 was 145.

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Because the Registrant deals in only one geographic area of the United States, no breakdown of revenue, profitability or assets attributable to different geographic areas is meaningful to an understanding of Registrant's business.

    ITEM 2.   PROPERTIES.

    The Registrant's principal location consists of approximately seven acres of land in Minneapolis, Minnesota, with five buildings containing a total of 125,000 square feet of office and warehouse space. The Registrant's principal office, out of which the Sales Division operates, is located in one of these buildings, at 3100 East Hennepin Avenue. The other buildings are used by the Registrant and its Lynde and Feed-Rite Controls subsidiaries, and the Industrial Chemical & Equipment division. The Registrant's warehouse facilities in Minneapolis have been retrofitted with sprinklers for fire protection; this process was completed in the second quarter of calendar 1996. The Registrant carries insurance covering the replacement of property damaged by fire or flood.

    Information about the Registrant's other principal facilities is presented below. These facilities, as well as those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned and is fully utilized by the Registrant or one of its subsidiaries.

Subsidiary                                                      Approximate
or Division             Location            Primary Use         Square Feet
-----------             --------            -----------         -----------

Feed-Rite Controls      Fargo, ND(1)        Office and          22,800
                                             Warehouse

                        Fond du Lac, WI(2)  Warehouse           20,300

                        Slater, IA          Warehouse            8,000

Mon-Dak Chemical        Washburn, ND        Office and          14,000
                                             Warehouse

                        Billings, MT        Office and           6,000
                                             Warehouse

Dakota Chemical         Aberdeen, SD        Warehouse            8,000

                        Sioux Falls, SD(3)  Warehouse           18,000

                        Rapid City, SD      Warehouse            3,600


Hawkins Terminal
Division                St. Paul, MN(4)     Office, Ware-       32,000
                                             house and
                                             Garage

Arrowhead Chemical      Superior, WI        Office and          17,000
                                             Warehouse

--------------------

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

    (4) The Hawkins Terminal Division operation, located at two sites on opposite sides of the Mississippi River, is made up of three buildings, nine outside storage tanks with a total capacity of approximately 8,900,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land on which the Hawkins Terminal Division buildings and storage tanks are located is leased by the Registrant from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the tonnage unloaded at both sites each year. The applicable leases run until December 31, 1998, at which time the Registrant has an option to renew the leases for an additional five-year period on the same terms and conditions. Thereafter, the Registrant has options for three additional successive five-year renewal periods (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

    On January 1, 1996, the Registrant sold a 52,000 square foot building in St. Paul, Minnesota, pursuant to a contract for deed. This office and warehouse facility was formerly used in connection with the operation of Tessman Seed, Inc., a wholly owned subsidiary of the Registrant. Substantially all of the assets of Tessman Seed were sold by the Registrant during fiscal 1995.

    On May 31, 1996, the Registrant acquired a 35,000 square foot building adjacent to its Minneapolis facilities. This facility will be used primarily as warehouse space and will be put into use during the first half of calendar 1997.

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

    LYNDE COMPANY WAREHOUSE FIRE. On March 1, 1995, the Company and its subsidiary The Lynde Company were named as defendants in an action entitled DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY. This proceeding is pending in state district court in Hennepin County, Minnesota. The plaintiffs are seeking damages for personal injury, other damages alleged to have been caused by the alleged release of hazardous substances as a result of a fire at an office/warehouse facility used by The Lynde Company and punitive damages. The plaintiffs are also seeking to have the lawsuit certified as a class action. The Company has denied liability and intends to vigorously defend itself and its subsidiary in this matter.

    Discovery has proceeded in this lawsuit and the plaintiffs have made a motion for certification as a class action. The Company's response to the class certification motion is due in January of 1997. No hearing on the plaintiffs' motion has been scheduled. It is not possible at this time to predict what effect liability imposed upon the Company, if any, will have on the results of operations or financial condition of the Company.

    The Company's primary and umbrella insurers have denied a tender of the defense of the COOKSEY lawsuit and have denied any obligation to indemnify the Company for damages claimed by third parties in connection with the fire. This denial is based on a "Total Pollution Exclusion" which purports to exclude coverage for bodily injury and other losses caused by a release of pollutants, even if such release is caused by a hostile, unintended fire. On July 7, 1995, the Company commenced suits against The North River Insurance Company and the Westchester Fire Insurance Company, the primary and umbrella insurers, respectively. These actions were filed in the United States District Court for the District of Minnesota. The suits sought declaratory relief consisting of a finding that the Company has coverage under both the primary and umbrella policies. The defendant insurers filed general denials of the allegations contained in the Company's complaint.

    The federal magistrate hearing the cases found in favor of the Company on the issue of indemnification with respect to both insurers (North River on June 27, 1996, and Westchester on July 15, 1996). The insurers subsequently moved for review of the magistrate's decision by the District Court, which affirmed the magistrate's decisions in their entirety on October 7, 1996. The insurers have indicated that they intend to appeal the District Court's decision to the Eighth Circuit Court of Appeals. It is not possible, therefore, to determine at this time what recovery, if any, may be obtained by the Company.

    Because the Company's insurers have denied tender of the defense of the COOKSEY lawsuit, the Company has incurred significant legal fees and expenses in fiscal 1996 and will continue to do so in future periods. The actual legal fees and expenses, and liability or settlement costs, if any, which will ultimately be borne by the Company as a result of the COOKSEY matter are highly dependent on a variety of technical legal issues as well as the ultimate result of the litigation regarding insurance coverage.

    During fiscal 1995, the Company recorded $750,000 to cover its currently expected settlement costs; as of September 29, 1996, the Registrant has paid $626,800 in settlement costs related to the COOKSEY lawsuit. The Registrant estimates, based on facts currently available to its Management, that this reserve will be sufficient to cover the Registrant's probable exposure for settlement costs in connection with the COOKSEY lawsuit. It is possible, however, that future developments may make additional reserves prudent and necessary in future periods.

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

    No matter was submitted to a vote of security holders during the fourth quarter.

                                       PART II


    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    See the Registrant's Annual Report for the year ended September 29, 1996, referenced on page 2 of this Form 10-K.

    ITEM 6.   SELECTED FINANCIAL DATA.

    See the Registrant's Annual Report for the year ended September 29, 1996, referenced on page 2 of this Form 10-K.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    See the Registrant's Annual Report for the year ended September 29, 1996, referenced on page 2 of this Form 10-K.

    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Registrant's Annual Report for the year ended September 29, 1996, referenced on page 2 of this Form 10-K.

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


                                       PART III


    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission by January 7, 1997, referenced on page 2 of this Form 10-K.

    ITEM 11.  EXECUTIVE COMPENSATION.

    See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission by January 7, 1997, referenced on page 2 of this Form 10-K.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See the Registrant's Proxy Statement for 1997 Annual Meeting of Shareholders to be filed with the Commission by January 7, 1997, referenced on page 2 of this Form 10-K.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission by January 7, 1997, referenced on page 2 of this Form 10-K.


                                       PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

    1. The following consolidated financial statements of Hawkins Chemical, Inc. and subsidiaries, together with the Independent Auditors' Report, found under appropriate headings in the Registrant's 1996 Annual Report to Shareholders, are hereby incorporated by reference in this Annual Report on Form 10-K.

    Consolidated Balance Sheets at September 29, 1996 and October 1, 1995

    Consolidated Statements of Income and Retained Earnings for the Years Ended September 29, 1996, October 1, 1995 and October 2, 1994.

    Consolidated Statements of Cash Flows for the Years Ended September 29, 1996, October 1, 1995 and October 2, 1994.

    Notes to Consolidated Financial Statements

    Independent Auditors' Report

    2. The additional financial data listed below is included as a schedule to this Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements presented in Part II, Item 8. Schedules not included with this additional financial data have been omitted because they are not required or the required information is included in the financial statements or the notes.

    Schedule for the Years Ended September 29, 1996, October 1, 1995 and October 2, 1994:

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


3.1 Amended and Second Restated Articles of Incorporation as amended through February 28, 1989 (Incorporated by reference to Exhibit 3D to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
    1989).

3.2 Second Amended and Superseding By-Laws as amended through February 15, 1995 (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended October 1, 1995).

4   See Exhibits 3.1 and 3.2 above.

13* Portions of Annual Report to Security Holders for period ended September
    29, 1996.

21* Subsidiaries of Registrant.

23* Independent Auditors' Consent and Report on Schedule.

27* Financial Data Schedule

*  Denotes previously unfiled documents.

(b) REPORTS ON FORM 8-K.

    None.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HAWKINS CHEMICAL, INC.

                                       By  /s/ Dean L. Hahn
                                          ---------------------------
                                            Dean L. Hahn, Chairman
Dated:  December 29, 1996.                  of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By  /s/ Dean L. Hahn                   Dated:  December 29, 1996
   --------------------------------
   Dean L. Hahn, Chief Executive
   Officer, Director

By  /s/ Howard J. Hawkins              Dated:  December 29, 1996
   --------------------------------
   Howard J. Hawkins, Chairman
   Emeritus, Director

By  /s/ Donald L. Shipp                Dated:  December 29, 1996
   --------------------------------
   Donald L. Shipp, President, Director

By  /s/ Howard M. Hawkins              Dated:  December 29, 1996
   --------------------------------
   Howard M. Hawkins, Treasurer
   Chief Financial and Accounting
   Officer, Director

By  /s/ Carl J. Ahlgren                Dated:  December 29, 1996
   --------------------------------
   Carl J. Ahlgren, Director

By  /s/ Norman P. Anderson             Dated:  December 29, 1996
   --------------------------------
   Norman P. Anderson, Director

By  /s/ John S. McKeon                 Dated:  December 29, 1996
   --------------------------------
   John S. McKeon, Director

By  /s/ John R. Hawkins                Dated:  December 29, 1996
   --------------------------------
   John R. Hawkins, Director

By  /s/ S. Albert Diez Hanser          Dated:  December 29, 1996
   --------------------------------
   S. Albert Diez Hanser, Director

By  /s/ Duane M. Jergenson             Dated:  December 29, 1996
   --------------------------------
   Duane M. Jergenson, Director

                                     SCHEDULE II

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES


                          VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED SEPTEMBER 29, 1996, OCTOBER 1, 1995 AND OCTOBER 2, 1994

                                         ADDITIONS
                                    ---------------------
                       BALANCE AT   CHARGED TO CHARGED TO             BALANCE AT
                      BEGINNING OF  COSTS AND    OTHER     DEDUCTIONS   END OF
DESCRIPTION               YEAR      EXPENSES    ACCOUNTS   WRITE-OFFS    YEAR
--------------------- ----------------------------------------------------------
Reserve deducted from
 asset to which it
 applies - allowance
 for doubtful accounts:

YEAR ENDED:
  September 29, 1996    $347,871   $ 68,046    $   ---      $71,915    $344,002
                        -------------------------------------------------------
                        -------------------------------------------------------

YEAR ENDED:
 October 1, 1995         $115,661   $200,499    $62,879     $31,168    $347,871
                        -------------------------------------------------------
                        -------------------------------------------------------

YEAR ENDED:
  October 2, 1994       $ 92,269  $ 71,610     $   ---      $48,218    $115,661
                        -------------------------------------------------------
                        -------------------------------------------------------


Reserve deducted from
 asset to which it
 applies - allowance
 for inventory market
 valuation:

YEAR ENDED:
  September 29, 1996    $  ---     $  ---      $ ---        $  ---     $ ---
                        -------------------------------------------------------
                        -------------------------------------------------------

YEAR ENDED:
  October 1, 1995       $  ---     $  ---      $ ---        $  ---     $ ---
                        -------------------------------------------------------
                        -------------------------------------------------------

YEAR ENDED:
  October 2, 1994        $1,470,000 $ ---      $  ---      $1,470,000   $  ---
                        -------------------------------------------------------
                        -------------------------------------------------------

                                  INDEX TO EXHIBITS


Exhibit No.   Description of Exhibit
-----------   ----------------------

3.1           Amended and Second Restated Articles of
              Incorporation as amended through February 28, 1989
              (Incorporated by reference to Exhibit 3D to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989).

3.2 Second Amended and Superseding By-Laws as amended through February 15, 1995 (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on
              Form 10-K for the year ended October 1, 1995)

4             See Exhibits 3.1 and 3.2 above.

13* Portions of Annual Report to Security Holders for period ended September 29, 1996

21*           Subsidiaries of Registrant.

23*           Independent Auditors' Consent and Report on Schedule.

27*           Financial Data Schedule.


*  Denotes previously unfiled documents.