Form 10-Q
period 1996-12-31
HAWKINS CHEMICAL INC
filed 1997-02-14
CIK 46250

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended December 31, 1996
                                                  ------------------
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from ______________________to ______________________

                            Commission file number 0-7647
                                                   -------

                                HAWKINS CHEMICAL, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               MINNESOTA                             41-0771293
    -------------------------------    -----------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation of organization)

               3100 East Hennepin Avenue, Minneapolis, Minnesota 55413
               ---------------------------------------------------------
                (Address of principal executive offices)        Zip Code


                                    (612)331-6910
                  --------------------------------------------------
                  Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes ___X____  No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding at February 13, 1997
-------------------------------------   -----------------------------------
Common Stock, par value $.05 per share              11,051,690

                        HAWKINS CHEMICAL, INC. AND SUBSIDIARIES

                                  INDEX TO FORM 10-Q




                                                                      Page No.
                                                                      --------
PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements:


         Consolidated Condensed Balance Sheets - December 31, 1996 and
           September 29, 1996  ............................................   3

         Consolidated Condensed Statements of Income - Three Months Ended
           December 31, 1996 and 1995  ....................................   4

         Consolidated Condensed Statements of Cash Flows - Three Months
           Ended December 31, 1996 and 1995  ..............................   4


         Notes to Consolidated Condensed Financial Statements..............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations   ..................................   7-8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K  ................................   9

         Exhibit Index  ..................................................   10

         Financial Data Schedule  ........................................   11

                            PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements


                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                December 31, 1996     September 29, 1996
                                                                 ----------------   ---------------------
                                                                (Unaudited)         (Derived from Audited
                                                                                     financial statements)
ASSETS
Current assets:
    Cash and cash equivalents..................................   $ 7,269,494         $  8,932,125
    Investments (fair value approximates cost) ................    10,624,077           10,504,603
    Accounts receivable-net....................................     9,762,299            9,740,285
    Notes receivable...........................................       150,040              170,988
    Inventories................................................     8,356,680            8,584,034
    Other current assets.......................................     1,156,080              924,457
                                                                 ----------------   ---------------------
               Total current assets............................    37,318,670           38,856,492

Property, plant and equipment-net..............................    13,350,852           13,187,678
Notes receivable-non current...................................     1,797,706            1,797,707
Other assets...................................................     2,649,101            2,645,479
                                                                 ----------------   ---------------------
    Total                                                         $55,116,329         $ 56,487,356
                                                                 ----------------   ---------------------
                                                                 ----------------   ---------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable...........................................   $ 4,883,806         $  6,709,434
    Current portion of long-term debt..........................        59,928               56,008
    Other current liabilities..................................     4,761,136            5,707,529
                                                                 ----------------   ---------------------
               Total current liabilities.......................     9,704,870           12,472,971
                                                                 ----------------   ---------------------
Long term debt.................................................       512,525              572,453
                                                                 ----------------   ---------------------
Deferred income taxes..........................................       428,300              426,800
                                                                 ----------------   ---------------------
Shareholders' equity:
          Common stock, par value $.05 per share; issued
          and outstanding, 11,051,690 shares and
          11,051,690 shares respectively.......................       552,585               552,585
          Additional paid-in capital...........................    38,679,630            38,679,630
          Retained earnings....................................     5,238,419             3,782,917
                                                                 ----------------   ---------------------
                    Total shareholders' equity.................    44,470,634            43,015,132
                                                                 ----------------   ---------------------
                    Total                                         $55,116,329           $56,487,356
                                                                 ----------------   ---------------------
                                                                 ----------------   ---------------------



                                See accompanying notes

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME





                                                         (Unaudited)
                                                      Three Months Ended
                                                          December 31
                                                       1996         1995
                                                   -----------   -----------

Net sales                                          $19,936,058   $17,422,984
                                                   -----------   -----------
Costs and expenses:
         Cost of sales                              15,771,082    13,659,310
         Selling, general and administrative         2,112,200     1,961,912
                                                   -----------   -----------
Total costs and expenses                            17,883,282    15,621,222
                                                   -----------   -----------
Income from operations                               2,052,776     1,801,762
                                                   -----------   -----------
Other income (deductions):
         Interest income                               262,181       258,500
         Interest expense                              (11,843)      (12,823)
         Miscellaneous                                  82,888        29,073
                                                   -----------   -----------
Total other income (deductions)                        333,226       274,750
                                                   -----------   -----------
Income before income taxes                           2,386,002     2,076,512

Provision for income taxes                             930,500       834,800
                                                   -----------   -----------
Net income                                         $ 1,455,502   $ 1,241,712
                                                   -----------   -----------
                                                   -----------   -----------
Weighted average number of shares
   outstanding                                      11,051,690    11,051,690
                                                   -----------   -----------
                                                   -----------   -----------
Earnings per common share                                $0.13         $0.11
                                                   -----------   -----------
                                                   -----------   -----------




                                See accompanying notes

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                          (Unaudited)
                                                         THREE MONTHS ENDED
                                                             DECEMBER 31
                                                      -------------------------
                                                           1996         1995
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................... $ 1,455,502   $ 1,241,712
  Depreciation and amortization.......................     384,600       340,800
  Deferred income taxes...............................      16,500
  Other...............................................     (19,821)      (19,659)
  Changes in certain current assets and liabilities...  (1,929,169)   (1,096,417)
                                                       -----------   -----------
      Net cash used in operating activities                (92,388)      466,436
                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment..........    (531,574)   (1,355,266)
  Purchases of investments............................    (119,474)      (97,557)
                                                       -----------   -----------
     Net cash used in investing activities                (651,048)   (1,452,823)
                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid.................................    (884,135)     (736,804)
  Debt repayment......................................     (56,008)      (52,344)
  Payments received on notes receivable...............      20,948        20,000
                                                       -----------   -----------
     Net cash used in financing activities                (919,195)     (769,148)
                                                       -----------   -----------


DECREASE IN CASH AND CASH EQUIVALENTS                   (1,662,631)   (1,755,535)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             8,932,125     9,906,107
                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 7,269,494   $ 8,150,572
                                                       -----------   -----------
                                                       -----------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

  Cash paid for interest.............................. $    46,895   $    50,559
                                                       -----------   -----------
                                                       -----------   -----------
  Cash paid for income taxes.......................... $   195,500   $   187,333
                                                       -----------   -----------
                                                       -----------   -----------





                                See accompanying notes

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 29, 1996, previously filed with the Commission. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 Hawkins Chemical, Inc. Annual Report which is incorporated by reference to Form 10-K filed with the Commission on December 30, 1996.

2. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,401,127 at December 31, 1996. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. Earnings per common share are based upon the weighted average number of shares outstanding after giving retroactive effect to a 5% stock dividend declared February 7, 1996 to shareholders of record at the close of business on March 29, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales increased $2,513,074, or 14.4%, in the first quarter of this fiscal year as compared to the same quarter a year ago. This increase is primarily due to volume increases in all of the Company's divisions and subsidiaries.

The gross margin, as a percentage of net sales, for the first quarter of fiscal 1997 was 20.9% compared to 21.6% for the same quarter one year ago. This decrease is due to a slight decrease in the profit margin of a single, large-volume product and to increased costs of operations. The Company has generally been able to, and expects to continue to, adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the first quarter of fiscal 1997 were 10.6% compared to 11.3% for the same quarter one year ago. Most of the expenses in this category are fixed, with the remaining expenses fluctuating only slightly with net sales.

Income from operations increased $251,014, or 13.9%, in the first quarter of fiscal 1997, compared to fiscal 1996. This increase is primarily attributable to the increase in net sales, partially offset by a decrease in the gross margin.

Interest income increased $3,681, or 1.4%, compared to the same period one year ago. This increase is due to an increase in the amount of cash available for investments. Interest expense decreased slightly due to the decline in long-term debt.


LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ended December 31, 1996, cash flows used in operations were $92,388 compared to cash provided by operations of $466,436 for the same period one year ago. This is due mainly to decreases in certain current assets and liability accounts discussed below. During the three months ended December 31, 1996, the Company invested $531,544 in property and equipment additions and added $119,474 to investments. The reason for the decrease in capital expenditures this year as compared to the same quarter one year ago was due to completing the construction of additional warehouse space at the Minneapolis location and additional storage capacity at the St. Paul River Terminal.

Accounts payable and inventories decreased $1,825,628 and $227,354, respectively during the first three months of fiscal 1997. A decrease in these accounts is typical for the first quarter of our fiscal year. Other current assets increased due to payments of prepaid expenses that will be charged to the remaining quarters of this fiscal year. The Company did not issue any securities during the quarter ended December 31, 1996.

The strong cash position puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company's total debt to capital ratio puts the Company in a position to issue both debt and equity securities on favorable terms.

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

Other than as discussed above, management is not aware of any matters that have materially affected the first three months of fiscal 1997, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.


FORWARD-LOOKING STATEMENTS

THE INFORMATION CONTAINED IN THIS FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, COMPETITION, CHANGES IN PRODUCT OR CUSTOMER MIX OR REVENUES, CHANGES IN PRODUCT COSTS AND OPERATING EXPENSES AND OTHER FACTORS DISCLOSED THROUGHOUT THIS REPORT. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATION.

                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.
    The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

      Exhibit No.                 Description of Exhibit
      -----------  ---------------------------------------------------------

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

         4         See Exhibits 3.1 and 3.2 above.

         27        Financial Data Schedule


(b) Reports on Form 8-K.

    No reports on Form 8-K have been filed during the fiscal quarter ended December 31, 1996.
    ------------------


                                      SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HAWKINS CHEMICAL, INC.


                                  BY   /s/ Howard M. Hawkins
                                       --------------------------------
                                       Howard M. Hawkins, Treasurer,
                                       Chief Financial and Accounting Officer


Dated:  February 13, 1997

                                    EXHIBIT INDEX



The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


     Exhibit No.             Description of Exhibit                  Page No.
     -----------   --------------------------------------            ---------

         3.1       Amended and Second Restated Articles of              11
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

         27        Financial Data Schedule