Form 10-Q
period 1997-03-31
HAWKINS CHEMICAL INC
filed 1997-05-13
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  MARCH 31, 1997

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

                             Yes    X      No
                                ----------   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at May 12, 1997
--------------------------------------             ---------------------------
Common Stock, par value $.05 per share                      11,603,895

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                        Page No.
                                                                        --------

PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:



          Consolidated Condensed Balance Sheets - March 31, 1997 and
            September 29, 1996 . . . . . . . . . . . . . . . . . . . . . . .3
          Consolidated Condensed Statements of Income - Three Months and
            Six Months Ended March 31, 1997 and 1996 . . . . . . . . . . . .4
          Consolidated Condensed Statements of Cash Flows - Six Months
            Ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . . .5
          Notes to Consolidated Condensed Financial Statements . . . . . . .6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . .7-8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .9

Item 4.   Submission of Matters to a Vote of Securities Holders. . . . . . .9

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 10

          Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . 11

          Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . 12

                         PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                             March 31, 1997       September 29, 1996
                                                            ----------------    ----------------------
                                                               (Unaudited)       (Derived from Audited
                                                                                 financial statements)
ASSETS

Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . .  $ 8,854,450            $ 8,932,125
   Investments (fair value approximates cost). . . . . . . .   10,738,555             10,504,603
   Accounts receivable-net . . . . . . . . . . . . . . . . .    9,649,623              9,740,285
   Notes receivable. . . . . . . . . . . . . . . . . . . . .      171,986                170,988
   Inventories . . . . . . . . . . . . . . . . . . . . . . .    6,388,817              8,584,034
   Other current assets. . . . . . . . . . . . . . . . . . .    1,438,022                924,457
                                                              -----------            -----------
      Total current assets . . . . . . . . . . . . . . . . .   37,241,453             38,856,492

Property, plant and equipment-net. . . . . . . . . . . . . .   13,744,000             13,187,678
Note receivable-non current. . . . . . . . . . . . . . . . .    1,660,603              1,797,707
Other assets . . . . . . . . . . . . . . . . . . . . . . . .    2,658,112              2,645,479
                                                              -----------            -----------
   Total   . . . . . . . . . . . . . . . . . . . . . . . . .  $55,304,168            $56,487,356
                                                              -----------            -----------
                                                              -----------            -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . .  $ 5,310,271            $ 6,709,434
   Current portion of long-term debt . . . . . . . . . . . .       59,928                 56,008
   Dividends payable . . . . . . . . . . . . . . . . . . . .      997,274                884,135
   Other current liabilities . . . . . . . . . . . . . . . .    3,042,736              4,823,394
                                                              -----------            -----------
      Total current liabilities. . . . . . . . . . . . . . .    9,410,209             12,472,971

Long term debt . . . . . . . . . . . . . . . . . . . . . . .      512,525                572,453

Deferred income taxes. . . . . . . . . . . . . . . . . . . .      430,300                426,800

Shareholders' equity:
   Common stock, par value $.05 per share; issued
   and outstanding, 11,603,895 shares and
   11,051,690 shares respectively. . . . . . . . . . . . . .      580,195                552,585
   Additional paid-in capital. . . . . . . . . . . . . . . .   42,517,455             38,679,630
   Retained earnings . . . . . . . . . . . . . . . . . . . .    1,853,484              3,782,917
                                                              -----------            -----------
      Total shareholders' equity . . . . . . . . . . . . . .   44,951,134             43,015,132
                                                              -----------            -----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . .  $55,304,168            $56,487,356
                                                              -----------            -----------
                                                              -----------            -----------


                             See accompanying notes

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                 Three Months Ended March 31    Six Months Ended March 31
                                                     1997           1996           1997           1996
                                                 -----------    -----------    -----------    -----------
Net sales                                        $20,673,498    $18,439,067    $40,609,556    $35,862,051
                                                 -----------    -----------    -----------    -----------
Costs and expenses:
   Cost of sales                                  16,247,088     14,585,730     32,018,170     28,245,041
   Selling, general and administrative             2,237,922      2,083,759      4,350,122      4,045,670
                                                 -----------    -----------    -----------    -----------
      Total costs and expenses                    18,485,010     16,669,489     36,368,292     32,290,711
                                                 -----------    -----------    -----------    -----------
Income from operations                             2,188,488      1,769,578      4,241,264      3,571,340
                                                 -----------    -----------    -----------    -----------
Other income (deductions):
   Interest income                                   260,431        231,995        522,612        490,495
   Interest expense                                  (11,819)       (13,686)       (23,662)       (26,509)
   Miscellaneous                                       5,374         41,817         88,262         70,890
                                                 -----------    -----------    -----------    -----------
      Total other income (deductions)                253,986        260,126        587,212        534,876

Income before income taxes                         2,442,474      2,029,704      4,828,476      4,106,216
                                                 -----------    -----------    -----------    -----------
Provision for income taxes                           964,700        811,900      1,895,200      1,646,700
                                                 -----------    -----------    -----------    -----------
Net income                                       $ 1,477,774    $ 1,217,804    $ 2,933,276    $ 2,459,516
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
Weighted average number of shares outstanding     11,603,895     11,603,895     11,603,895     11,603,895
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

                                                 -----------    -----------    -----------    -----------
Earnings per common share                              $0.13          $0.10          $0.25          $0.21
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------


                             See accompanying notes

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   SIX MONTHS ENDED MARCH 31
                                                               --------------------------------
                                                                    1997                1996
                                                               ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . .   $  2,933,276        $  2,459,516
   Depreciation and amortization . . . . . . . . . . . . . .        770,480             679,734
   Deferred income taxes . . . . . . . . . . . . . . . . . .         38,500              14,000
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .        (45,032)           (155,453)
   Changes in certain current assets and liabilities . . . .     (1,442,507)         (1,091,722)
                                                               ------------        ------------
      Net cash provided by operating activities. . . . . . .      2,254,717           1,906,075
                                                               ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment. . . . . . . .     (1,294,403)         (1,779,211)
   Purchase of investments . . . . . . . . . . . . . . . . .       (233,952)         (2,304,868)
   Cash received on sale of land and building. . . . . . . .                            108,188
                                                               ------------        ------------
      Net cash used in investing activities. . . . . . . . .     (1,528,355)         (3,975,891)
                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid . . . . . . . . . . . . . . . . . . .       (884,135)           (736,804)
   Debt repayment. . . . . . . . . . . . . . . . . . . . . .        (56,008)            (52,344)
   Payments received on note receivable. . . . . . . . . . .        136,106              24,046
                                                               ------------        ------------
      Net cash used in financing activities. . . . . . . . .       (804,037)           (765,102)
                                                               ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .        (77,675)         (2,834,918)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . . . . . .      8,932,125           9,906,107
                                                               ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . .   $  8,854,450        $  7,071,189
                                                               ------------        ------------
                                                               ------------        ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Cash paid for interest. . . . . . . . . . . . . . . . . .   $     49,011        $     53,562
                                                               ------------        ------------
                                                               ------------        ------------
   Cash paid for income taxes. . . . . . . . . . . . . . . .   $  1,968,000        $  2,102,326
                                                               ------------        ------------
                                                               ------------        ------------


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

2. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,306,100 at March 31, 1997. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. Earnings per common share are based upon the weighted average number of shares outstanding after giving retroactive effect to a 5% stock dividend declared February 12, 1997 to shareholders of record at the close of business on March 28, 1997.

5. In March 1997, the Company reached an agreement to sell the inventory and operations of The Lynde Company. The Company expects to finalize the sale during the third quarter. Sales for Lynde were $708,000 and $899,000 for the six-month period ending March 31, 1997 and 1996, respectively, and their inventory at March 31, 1997 was approximately $1.2 million. Lynde had a net loss after taxes of $36,600 and $8,900 for the six-month period ending March 31, 1997 and 1996, respectively. The sale, if completed as contemplated, is not expected to have a material impact on operating results.

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the financial statements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Net sales increased $2,234,431 (12.1%) in the second quarter of this fiscal year as compared to the same quarter a year ago, and increased $4,747,505 (13.2%) in the first six months of fiscal 1997 as compared to the same period in fiscal 1996. The increases were primarily due to volume increases in most of the Company's divisions and subsidiaries.

Gross margin, as a percentage of net sales, for the second quarter of this fiscal year was 21.4% compared to 20.9% for the same quarter one year ago, and 21.2% for the first six months of both fiscal years 1997 and 1996. The second quarter increase was mainly due to maintaining the same dollar profit margin as the cost and selling price of a single, large-volume product were decreasing, and to increased sales on higher profit margin items. The demand for this product does not fluctuate materially as the cost and selling price increase or decrease. By maintaining stable dollar margins, the gross margin percentage will generally increase when the cost of the product is decreasing. The Company has generally been able to and expects to continue to adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable dollar gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the second quarter of fiscal 1997 were 10.8% compared to 11.3% for the same quarter one year ago, and 10.7% for the first six months of fiscal 1997 as compared to 11.3% for the first six months of fiscal 1996. Stated as a percentage of the same period one year ago, the second quarter increase was 7.4%, or $154,163, and the six month increase was 7.5%, or $304,452. These increases were mainly due to increased employee compensation and benefits, which make up the majority of the selling, general and administrative expenditures. Of the remaining expenses in this category, no single item is more than 7% of the total. Most of these expenses fluctuate only slightly with sales.

Income from operations increased $418,910, or 23.7%, in the second quarter and $669,924, or 18.8%, in the first six months of fiscal 1997 as compared to the same periods one year ago. These increases are primarily attributable to the net sales increase.

Interest income increased $28,436 in the second quarter of fiscal 1997 as compared to the same quarter one year ago and increased $32,117 for the first six months of this fiscal year as compared to the same period one year ago. These increases are due to an increase in the amount of cash available for investments and to a higher rate of return earned on cash equivalents and investments. Interest expense decreased slightly due mainly to the decline in long term debt.

In March 1997, the Company reached an agreement to sell the inventory and operations of The Lynde Company. The Company expects to finalize the sale during the third quarter. Sales for Lynde were $708,000 and $899,000 for the six month period ending March 31, 1997 and 1996, respectively, and their inventory at March 31, 1997 was approximately $1.2 million. Lynde had a net loss after taxes of $36,600 and $8,900 for the six month period ending March 31, 1997 and 1996, respectively. The sale, if completed as contemplated, is not expected to have a material impact on operating results.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended March 31, 1997, cash flows from operations were $2,254,717. This amount was $348,642 higher than cash provided by operations during the same period one year ago, due mainly to the changes in certain current assets and liability accounts discussed below. During the six-month period ended March 31, 1997, the Company invested $1,294,403 in property and equipment additions and added $233,952 to investments.

Accounts receivable, inventories and accounts payable decreased during the first six months of fiscal 1997. These decreases are typical for the first six months of our fiscal year. Other current assets increased due to payments of prepaid expenses that will be charged to the remaining quarters of this fiscal year and to insurance proceeds receivable. Other current liabilities decreased as a result of the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the six-month period ended March 31, 1997.

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

Other than as discussed above, management is not aware of any matters that have materially affected the first six months of fiscal 1997, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

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

                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     LYNDE COMPANY WAREHOUSE FIRE. On March 1, 1995, the Company and its subsidiary The Lynde Company were named as defendants in an action entitled DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY. This proceeding is pending in state district court in Hennepin County, Minnesota. On March 28, 1997, the court issued its decision on the plaintiffs' motion for class certification. The court denied class certification as to all issues except the issue of whether the Company is liable for the fire. Issues as to whether a particular person was exposed to anything hazardous, whether the alleged exposure caused any injuries, and whether any damages resulted were not certified by the court and must be the subject of a separate suit or claim by each person seeking damages. The court also rejected the plaintiffs' motion to set aside the approximately 470 individual settlements which Hawkins previously entered into with potential claimants. A trial on the issue of liability has been set for October 20, 1997.

     Earlier, by order dated February 8, 1997, the Court granted the plaintiffs' motion to plead a claim for punitive damages on the ground the Company did not have a sprinkler system installed at the time of the fire. This decision means that the plaintiffs may ask the jury to award punitive damages if the plaintiffs can prove by clear and convincing evidence that the Company acted in deliberate disregard of the rights and safety of others. The Company, with its consultant, was in the process of designing a sprinkler system and hiring a contractor to install the system at the time of the fire, in accordance with a schedule approved by the Minneapolis Fire Department. Accordingly, while the court has allowed the plaintiffs to plead a claim for punitive damages, The Company believes there is no factual basis to support such an award. The Company anticipates asking the court, at the appropriate time, to dismiss the punitive damage claim as a matter of law.

Item 4.   Submission of matter to a vote of Security Holders.

     a. The annual meeting of the shareholders of the Company was held on February 12, 1997.

     c. The following is a tabulation of the results of votes cast on the matters noted upon at the annual meeting of the shareholders:

     Election of Directors:



                                                                                Broker
                              For        Against      Withheld      Abstain    Non-Votes
                           ---------     -------      --------      -------    ---------
  Howard J. Hawkins        9,022,452        0            37,247        0           0
  Dean L. Hahn             9,023,672        0            36,027        0           0
  Carl J. Ahlgren          8,955,771        0           103,928        0           0
  Howard M. Hawkins        9,022,452        0            37,247        0           0
  Norman P. Anderson       8,948,387        0           111,312        0           0
  Donald L. Shipp          8,706,690        0           353,009        0           0
  John S. McKeon           9,023,672        0            36,027        0           0
  John R. Hawkins          9,023,292        0            36,407        0           0
  S. Albert Diez Hanser    7,582,987        0         1,476,712        0           0
  Duane Jergenson          9,023,672        0            36,027        0           0

Approval of Deloitte & Touche LLP as Independent Auditors:

                                                             Broker
        For               Against             Abstain       Non-Votes
     ---------            -------             -------       ---------
     8,712,103            311,964             35,632            0

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


      Exhibit No.                       Description of Exhibit
      -----------        ------------------------------------------------------
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

          4              See Exhibits 3.1 and 3.2 above.

          27             Financial Data Schedule


(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended MARCH 31, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HAWKINS CHEMICAL, INC.


                                    BY /s/Howard M. Hawkins
                                       -----------------------------
                                       Howard M. Hawkins, Treasurer
                                       (Chief Financial and Accounting Officer)


Dated:  May 12, 1997

                                 EXHIBIT INDEX


The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

   Exhibit No.            Description of Exhibit                      Page No.
   -----------   ---------------------------------------------------  --------
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

       4         See Exhibits 3.1 and 3.2 above.

       27        Financial Data Schedule                                 12