Form 10-Q
period 1997-06-30
HAWKINS CHEMICAL INC
filed 1997-08-14
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  June 30, 1997
                                                  -------------

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


                                 (612) 331-6910
                                 --------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ___X____  No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at August 12, 1997
   --------------------------------------    ------------------------------
   Common Stock, par value $.05 per share              11,603,895

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                      Page No.
                                                                      --------

PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Condensed Balance Sheets - June 30, 1997 and
            September 29,1996. . . . . . . . . . . . . . . . . . . . . . .   3
           Consolidated Condensed Statements of Income - Three Months and
            Nine Months Ended June 30, 1997 and 1996 . . . . . . . . . . .   4
           Consolidated Condensed Statements of Cash Flow - Nine Months
            Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . .   5
           Notes to Consolidated Condensed Financial Statements. . . . . . 6-7
Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . . 8-9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  10

Item 6.    Exhibits and Reports of Form 8-K. . . . . . . . . . . . . . . .  11

           Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  12

           Financial Data Schedule . . . . . . . . . . . . . . . . . . . .  13

                         PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             June 30, 1997     September 29, 1996
                                                             -------------   ----------------------
ASSETS                                                         (Unaudited)   (Derived from Audited
                                                                              financial statements)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .        $  7,850,442        $  8,932,125
  Investments (fair value approximates cost) . . . . .          10,872,671          10,504,603
  Accounts receivable-net. . . . . . . . . . . . . . .          11,572,329           9,740,285
  Note receivable. . . . . . . . . . . . . . . . . . .             223,080             170,988
  Inventories. . . . . . . . . . . . . . . . . . . . .           5,220,954           8,584,034
  Other current assets . . . . . . . . . . . . . . . .           1,194,256             924,457
                                                              ------------        ------------
           Total current assets. . . . . . . . . . . .          36,933,732          38,856,492

Property, plant and equipment-net. . . . . . . . . . .          14,733,113          13,187,678
Note receivable-non current. . . . . . . . . . . . . .           3,666,936           1,797,707
Other assets . . . . . . . . . . . . . . . . . . . . .           2,651,775           2,645,479
                                                              ------------        ------------

  Total                                                       $ 57,985,556        $ 56,487,356
                                                              ------------        ------------
                                                              ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .        $  4,958,154        $  6,709,434
  Current portion of long-term debt. . . . . . . . . .              59,928              56,008
  Dividends payable. . . . . . . . . . . . . . . . . .                                 884,135
  Other current liabilities. . . . . . . . . . . . . .           3,696,266           4,823,394
                                                              ------------        ------------

           Total current liabilities . . . . . . . . .           8,714,348          12,472,971

Long term debt . . . . . . . . . . . . . . . . . . . .             512,525             572,453

Deferred income taxes. . . . . . . . . . . . . . . . .             844,300             426,800
Commitments and contingencies  . . . . . . . . . . . .

Shareholders' equity:
            Common stock, par value $.05 per share;
            issued and outstanding, 11,603,895
            shares and 11,051,690 shares
            respectively . . . . . . . . . . . . . . .             580,195             552,585
            Additional paid-in capital . . . . . . . .          42,517,455          38,679,630
            Retained earnings. . . . . . . . . . . . .           4,816,733           3,782,917
                                                              ------------        ------------

                Total shareholders' equity . . . . . .          47,914,383          43,015,132
                                                              ------------        ------------

Total                                                         $ 57,985,556        $ 56,487,356
                                                              ------------        ------------
                                                              ------------        ------------

      See accompanying Notes to Consolidated Condensed Financial Statements

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)

                                                 Three Months Ended June 30      Nine Months Ended June 30
                                                   1997             1996            1997           1996
                                               -----------      -----------      -----------   -----------
Net sales                                      $23,866,512      $22,274,546      $64,476,068   $58,136,597


Costs and expenses:
   Cost of sales                                17,966,900       16,816,775       49,985,070    45,061,816
   Selling, general and administrative           2,741,391        2,399,020        7,091,513     6,444,690
                                               -----------      -----------      -----------   -----------

      Total costs and expenses                  20,708,291       19,215,795       57,076,583    51,506,506
                                               -----------      -----------      -----------   -----------

Income from operations                           3,158,221        3,058,751        7,399,485     6,630,091


Other income (deductions):
   Interest income                                 341,547          238,319          864,160       728,815
   Interest expense                                (11,958)         (14,193)         (35,620)      (40,702)
   Gain on sale of The Lynde Company             1,324,827                         1,324,827
   Miscellaneous                                    65,211           68,752          153,472       139,641
                                               -----------      -----------      -----------   -----------

      Total other income (deductions)            1,719,627          292,878        2,306,839       827,754
                                               -----------      -----------      -----------   -----------

Income before income taxes                       4,877,848        3,351,629        9,706,324     7,457,845

Provision for income taxes                       1,914,600        1,336,500        3,809,800     2,983,200
                                               -----------      -----------      -----------   -----------

Net income                                    $  2,963,248     $  2,015,129     $  5,896,524  $  4,474,645
                                               -----------      -----------      -----------   -----------
                                               -----------      -----------      -----------   -----------


Weighted average number of shares outstanding   11,603,895       11,603,895       11,603,895    11,603,895
                                               -----------      -----------      -----------   -----------
                                               -----------      -----------      -----------   -----------

Earnings per common share                            $0.26            $0.17            $0.51         $0.39
                                               -----------      -----------      -----------   -----------
                                               -----------      -----------      -----------   -----------


      See accompanying Notes to Consolidated Condensed Financial Statements

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  NINE MONTHS ENDED JUNE 30
                                                                -----------------------------

                                                                     1997             1996
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . . . . . . . .       $  5,896,524    $  4,474,645
    Depreciation and amortization. . . . . . . . . . . . .          1,163,869       1,052,081
    Deferred income taxes. . . . . . . . . . . . . . . . .            432,500          (2,000)
    Other. . . . . . . . . . . . . . . . . . . . . . . . .            (54,894)       (130,777)
    Changes in certain current assets and liabilities. . .         (4,222,255)     (1,438,485)
                                                                 ------------    ------------
       Net cash provided by operating activities                    3,215,744       3,955,464
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment . . . . . .          (2,660,706)     (3,655,072)
   Purchase of investments. . . . . . . . . . . . . . . .            (368,068)     (2,419,216)
   Cash received on sale of land and building . . . . . .                             108,188
   Cash received on sale of The Lynde Company . . . . . .             500,000
                                                                 ------------    ------------
      Net cash used in investing activities                        (2,528,774)     (5,966,100)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid. . . . . . . . . . . . . . . . . .          (1,881,407)     (1,581,869)
   Debt repayment . . . . . . . . . . . . . . . . . . . .             (56,008)        (52,344)
   Payments received on note receivable . . . . . . . . .             168,762          25,416
                                                                 ------------    ------------
      Net cash used in financing activities                        (1,768,653)     (1,608,797)
                                                                 ------------    ------------


DECREASE IN CASH AND CASH EQUIVALENTS                              (1,081,683)     (3,619,433)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        8,932,125       9,906,107
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  7,850,442    $  6,286,674
                                                                 ------------    ------------
                                                                 ------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   Cash paid for interest . . . . . . . . . . . . . . . .        $     49,149    $     54,956
                                                                 ------------    ------------
                                                                 ------------    ------------

   Cash paid for income taxes . . . . . . . . . . . . . .        $  3,060,771    $  3,230,451
                                                                 ------------    ------------
                                                                 ------------    ------------


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


2. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.


3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,162,400 at June 30, 1997. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.


4. Earnings per common share are based upon the weighted average number of shares outstanding after giving retroactive effect to a 5% stock dividend declared February 12, 1997 to shareholders of record at the close of business on March 28, 1997. Cash dividends in the amount of $997,273 were paid on April 11, 1997.


5. On May 29 1997, the Company sold the inventory and operations of The Lynde Company, a wholly-owned subsidiary which specialized in swimming pool chemicals, for $2,590,000, effective March 1, 1997. The Company recorded a gain on the sale of approximately $1,324,800. At closing, Hawkins received $500,000 and a note receivable for the balance. The note receivable is due over the next 6 years plus interest at 8%.

     Revenues for Lynde for the nine-month period ending June 30, 1997 and 1996 were $725,500 and $2,411,500, respectively. Lynde recorded a net loss of $19,600 for the nine-month period ending June 30, 1997 and net income of $154,200 for the nine-month period ended June 30, 1996.


6. On March 1, 1995, the Company and its subsidiary The Lynde Company were named as defendants in an action entitled DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY. This proceeding is pending in state district court in Hennepin County, Minnesota. On March 28, 1997, the court issued its decision on the plaintiffs' motion for class certification. The court denied class certification as to all issues except the issue of whether the Company is liable for the fire. Issues as to whether a particular person was exposed to anything hazardous, whether the alleged exposure caused any injuries, and whether any damages resulted were not certified by the court and must be the subject of a separate suit or claim by each person seeking damages. The court also rejected the plaintiffs' motion to set aside the approximately 470 individual settlements which Hawkins previously entered into with potential claimants. A trial on the issue of liability has been set for October 20, 1997.

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


7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the financial statements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Net sales increased $1,591,966, or 7.1%, in the third quarter of this fiscal year and $6,339,471, or 10.9%, in the first nine months of fiscal 1997 as compared to the same periods a year ago. Net sales excluding The Lynde Company, as this subsidiary was sold (see Note 5 and discussion below), increased $3,086,668, or 14.9%, in the third quarter of this fiscal year and $8,025,495, or 14.4%, in the first nine months of fiscal 1997 as compared to the same periods a year ago. The revenue increases were primarily due to volume increases throughout all of the Company's operating divisions and subsidiaries.

Gross margin, as a percentage of net sales, for the third quarter of this fiscal year was 24.7% compared to 24.5% for the same quarter one year ago, and 22.5% for the first nine months of both fiscal 1997 and 1996. The third quarter increase was mainly due to maintaining the same dollar profit margin of a single, large-volume product where the cost and selling price had decreased from one year ago. The demand for this product does not fluctuate materially as the cost and selling price increase or decrease. By maintaining stable dollar margins, the gross margin percentage will generally increase when the cost of the product is decreasing. The Company has generally been able to and expects to continue to adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable dollar gross margins.

Selling, general and administrative expenses increased $342,371, or 14.3%, in the third quarter and $646,823, or 10.0%, in the first nine months of fiscal 1997 as compared to the same periods in fiscal 1996. Selling, general and administrative expenses, as a percentage of net sales, for the third quarter of fiscal 1997 were 11.5% compared to 10.8% for the same quarter one year ago, and 11.0% for the first nine months of fiscal 1997 as compared to 11.1% for the first nine months of fiscal 1996. These increases were mainly due to increased employee compensation and benefits, which make up the majority of the selling, general and administrative expenditures. Of the remaining expenses in this category, no single item is more than 7% of the total. Most of these expenses fluctuate only slightly with sales.

Income from operations increased $99,470, or 3.3%, in the third quarter and $769,394, or 11.6%, in the first nine months of fiscal 1997 as compared to the same periods one year ago. These increases are primarily attributable to the net sales increase.

OTHER INCOME

Interest income increased $103,228 in the third quarter of fiscal 1997 as compared to the same quarter one year ago and increased $135,345 for the first nine months of this fiscal year as compared to the same period one year ago. These increases are due to an increase in the amount of cash available for investments and to a higher rate of return earned on cash equivalents and investments. Interest expense decreased slightly due mainly to the decline in long term debt.

On May 29, 1997, the Company reached an agreement, effective March 1, 1997, to sell the inventory and operations of The Lynde Company. The sale resulted in a gain of $1,324,827. Sales for Lynde were $725,500 and $2,411,500 for the nine-month periods ending June 30, 1997 and 1996, respectively. Lynde had a net loss of $19,600 for the nine-month period ending June 30, 1997 and net income of $154,200 for the nine-month period ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended June 30, 1997, cash flows from operations were $3,215,744. This amount is $739,720 lower than cash provided by operations during the same period one year ago, due to changes in certain current assets and liability accounts discussed below. During the nine-month period ended June 30, 1997, the Company invested an additional $368,068 in short-term investments and added $2,660,706 in property and equipment additions.

Accounts receivable increased due to increased sales in the quarter.
Inventories and accounts payable decreased due to the sale of the business of the Lynde subsidiary discussed previously and to the decrease in the cost of a single, large-volume product. Other current assets increased due to payments of prepaid expenses that will be charged to the remaining quarter of this fiscal year. Other current liabilities decreased as a result of the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the nine-month period ended June 30, 1997.

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

Other than as discussed above, management is not aware of any matters that have materially affected the first nine months of fiscal 1997, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.


FORWARD-LOOKING STATEMENTS

THE INFORMATION CONTAINED IN THIS FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, COMPETITION, CHANGES IN PRODUCT OR CUSTOMER MIX OR REVENUES, CHANGES IN PRODUCT COSTS AND OPERATING EXPENSES, THE OUTCOME OF PENDING LITIGATION AND OTHER FACTORS DISCLOSED THROUGHOUT THIS REPORT. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATION.

                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The following information was reported in the Registrant's Form 10-Q for the quarter ended March 31, 1997, previously filed with the Commission.

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

     There have been no material changes in the status of the legal proceedings described above since the filing of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


     Exhibit No.                        Description of Exhibit
     -----------             --------------------------------------------------
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

          4                   See Exhibits 3.1 and 3.2 above.

          27                  Financial Data Schedule


(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended June 30, 1997.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAWKINS CHEMICAL, INC.


                                   BY   /s/ Howard M. Hawkins
                                        --------------------------------------
                                        Howard M. Hawkins, Treasurer,
                                        Chief Financial and Accounting Officer


Dated:  August 12, 1997

                                  EXHIBIT INDEX

The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


  Exhibit No.                 Description of Exhibit                   Page No.
  -----------     ---------------------------------------------------- --------

     3.1            Amended and Second Restated Articles of
                    Incorporation as amended through February 28, 1989 (Incorporated by reference to Exhibit 3D to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989).

     3.2 Second Amended and Superseding By-Laws as amended through February 15, 1995
                    (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended October 1, 1995).

     4              See Exhibits 3.1 and 3.2 above.

     27             Financial Data Schedule                                13