Form 10-K
period 1997-09-28
HAWKINS CHEMICAL INC
filed 1997-12-29
CIK 46250

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                            - - - - - - - - - - - - -
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 28, 1997, Commission File No. 0-7647

                             HAWKINS CHEMICAL, INC.
             (Exact Name of Registrant as specified in its Charter)

          MINNESOTA                                    41-0771293
----------------------------            ------------------------------------
  (State of Incorporation)              (I.R.S. Employer Identification No.)

3100 East Hennepin Avenue, Minneapolis, Minnesota           55413
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

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
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X        No
                                             ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            -----

The aggregate market value of voting stock held by nonaffiliates of the Registrant on November 30, 1997, was $72,600,295. For purposes of this calculation, all shares held by officers and directors of the Registrant and by the Trustees of the Registrant's Employee Stock Ownership Plan and Money Purchase Pension Plan were deemed to be shares held by affiliates.

The number of shares outstanding of the Registrant's only class of common stock on November 30, 1997, was 11,603,895.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following portions of the Registrant's Annual Report to Shareholders for the year ended September 28, 1997 (which portions are filed as an exhibit to this Form 10-K in accordance with Item 601(b)(13)(ii) of Regulation S-K) and Proxy Statement for the 1998 Annual Meeting of Shareholders (to be filed with the Commission on January 5, 1998) are incorporated by the reference below as the Item of this Form l0-K indicated.


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

4.   Part II, Item 8.                   4.   See Consolidated Balance Sheets,
     Financial Statements and                Consolidated Statements of Income
     Supplementary Data.                     & Retained Earnings, Consolidated
                                             Statements of Cash Flows, Notes
                                             to Consolidated Financial
                                             Statements, and Independent
                                             Auditors' Report.

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


                                     PART I


     ITEM 1.   BUSINESS.

     (a) GENERAL DEVELOPMENT OF THE BUSINESS. The Registrant was incorporated under the laws of the State of Minnesota in 1955. In the past year the Registrant has not changed its form of organization or mode of conducting business and has not acquired or disposed of any material amount of assets other than in the ordinary course of business. Following the end of fiscal 1997, on October 1, 1997 the Registrant merged three of its former subsidiaries, Feed-Rite Controls, Inc., Mon-Dak Chemical, Inc., Dakota Chemical, Inc., and its Arrowhead Chemical Division together to form a single wholly owned subsidiary known as Hawkins Water Treatment Group, Inc.


     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Although the Registrant operates through several divisions and subsidiaries, its principal business is the formulation, blending and distribution of bulk specialty chemicals. Throughout its operations the Registrant provides related products and services which share similar raw materials, production methods and distribution channels. In the judgment of the Registrant, therefore, it is operating in a single industry segment.

     (c)  NARRATIVE DESCRIPTION OF THE BUSINESS.

     (i) PRODUCTS AND MARKETS. The Registrant's business is conducted throughout the nine-state area of Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Montana, Nebraska, Michigan and Wyoming through its wholly owned subsidiary and three divisions described below:

          (A) HAWKINS WATER TREATMENT GROUP, INC. This wholly owned subsidiary specializes in providing water and waste-water treatment equipment and chemicals and in services relating to the testing of water samples in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska and Wyoming. It also operates as a distributor of the Registrant's products, and a regional distributor of laundry, dry cleaning, and janitorial supplies in Montana, Wyoming, the Dakotas, Minnesota, northern Wisconsin and the upper peninsula of Michigan.

          (B) HAWKINS TERMINAL DIVISION. This division receives, stores and distributes various chemicals in bulk, including liquid caustic soda, phosphoric acid and aqua ammonia; manufactures sodium hypochlorite (bleach); repackages liquid chlorine; and performs custom blending of certain chemicals for customers according to customer formulas. Approximately 80% of the business of the Hawkins Terminal Division is related to liquid caustic soda. Hawkins Terminal Division operates a liquid caustic soda barge terminal to receive shipments during the period the Mississippi River is open to barge traffic (approximately April 1 through November 15). During the remainder of the year the Division relies on stockpiles, as well as supplies shipped in by railroad tank car. Pursuant to operating agreements it has with other chemical companies, the Registrant also receives, stores and ships liquid caustic soda and other chemicals at both the Hawkins "Terminal 1" location and its "Terminal 2" site which is located across the river and downstream from Terminal 1.

          Since 1963, flooding of the Mississippi River has required the Hawkins Terminal Division to temporarily shift its operations out of its buildings three times, the most recent being in April of 1997. No substantial interruptions to sales resulted from the floods because railroad tank cars were successfully used as an alternative means of supply. Although the use of tank cars resulted in additional costs, results of operations were not materially impacted. For approximately two weeks in 1997, the areas around the Registrant's terminal operations were flooded, preventing shipments to and from these locations. The terminals themselves were not flooded as the facilities were adequately protected by dikes. All shipments were made from alternate locations. The additional costs incurred as a result of the flooding did not materially impact the Registrant's results of operations for fiscal 1997. No assurance can be given that flooding will not reoccur or that there will not be material damage or interruption to the business of the Registrant's Hawkins Terminal Division in the future.

          (C) INDUSTRIAL CHEMICAL AND EQUIPMENT DIVISION. This division was created in 1993 when the Registrant acquired the assets of Industrial Chemical & Equipment Co. It specializes in sales to the plating and electronic industries, and relies on a specially trained sales staff which works directly with customers on their plating and other processes.

          (D) HAWKINS SALES DIVISION. The Hawkins Sales Division is a sales distribution center for industrial chemicals, laboratory chemicals and laboratory supplies. Bulk industrial chemicals are generally repackaged and sold in smaller quantities to the Registrant's customers. Sales are concentrated primarily in western Wisconsin, Minnesota, northern Iowa and North and South Dakota. Among the principal chemicals handled by the Sales Division are water purification and pollution control chemicals (such as chlorine) and industrial chemicals (such as anhydrous ammonia, aluminum sulphate, hydrofluosilicic acid, soda ash, phosphates, muriatic acid, aqua ammonia, sulfuric acid and liquid caustic soda).

     (ii) STATUS OF NEW PRODUCTS. The Registrant began shipping its Cheese-Phos-Registered Trademark- product (discussed below) in late calendar 1995. Sales of this product in fiscal 1997 were not material to the Registrant's results of operations for the period.

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

     The Registrant's patented Cheese-Phos-Registered Trademark- liquid sodium phosphate, which can be stored at room temperature, offers all the advantages of a liquid sodium phosphate product, but eliminates the need for high-heat delivery systems. Although it is not currently possible to project the effect of Cheese-Phos-Registered Trademark- on the Registrant's results of operations for future periods, the Registrant does not currently expect this product to add materially to the Registrant's revenues and profits.

     (v) SEASONAL ASPECTS. The sale of water treatment chemicals used in municipal water treatment facilities tends to reach a higher level during the summer months, which are part of the Registrant's third and fourth fiscal quarters.

     (vi) WORKING CAPITAL ITEMS. As a bulk distributor of chemicals, the Registrant is required to carry significant amounts of inventory to meet rapid delivery requirements of customers. Working capital requirements vary on a seasonal basis as a result of the seasonality of the water treatment business.

     (vii) DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. No one customer represents more than approximately 4% of the Registrant's sales, but the loss of its four largest customers could have a material adverse effect on the Registrant's results of operations.

     (viii) BACKLOG. Backlog is not material to an understanding of the Registrant's business.

     (ix) GOVERNMENT CONTRACTS. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts at the election of any state or federal governmental subdivision or agency.

     (x) COMPETITIVE CONDITIONS. The Registrant operates in a competitive industry and competes with producers, distributors and sales agents offering chemicals equivalent to all of the products handled by the Registrant. Many such producers and distributors have substantially more business and are substantially larger than the Registrant. No one competitor, however, is dominant in Registrant's market. Price and service are the principal methods of competition in the industry.

     (xi) RESEARCH AND DEVELOPMENT. The Registrant does not have a formal research and development function; employees are assigned to research and development projects as the need arises. During the past fiscal year, expenditures for research and development were negligible and not material to the Registrant's business.

     (xii) ENVIRONMENTAL MATTERS. The Registrant is primarily a compounder and distributor, rather than a manufacturer, of chemical products. As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Registrant. Registrant does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal year 1998.

     (xiii) EMPLOYEES. The number of persons employed by the Registrant and its subsidiaries as of September 28, 1997 was 151.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Because the Registrant deals in only one geographic area of the United States, no breakdown of revenue, profitability or assets attributable to different geographic areas is meaningful to an understanding of Registrant's business.

     ITEM 2.   PROPERTIES.

     The Registrant's principal location consists of approximately eleven acres of land in Minneapolis, Minnesota, with six buildings containing a total of 160,000 square feet of office and warehouse space. The Registrant's principal office, out of which the Hawkins Sales Division operates, is located in one of these buildings, at 3100 East Hennepin Avenue. The other buildings are used by the Registrant, its Hawkins Water Treatment Group subsidiary, and its Industrial Chemical & Equipment division. The Registrant's warehouse facilities in Minneapolis have been retrofitted with sprinklers for fire protection; this process was completed in the second quarter of calendar 1996. The Registrant carries insurance covering the replacement of property damaged by fire or flood.

     Information about the Registrant's other principal facilities is presented below. These facilities, as well as those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned and is fully utilized by the Registrant or one of its subsidiaries.

Subsidiary                                                  Approximate
or Division         Location            Primary Use         Square Feet
-----------         --------            -----------         -----------
Hawkins Terminal
Division            St. Paul, MN(1)     Office, Ware-       32,000
                                        house and
                                        Garage

Hawkins Water
Treatment Group     Fargo, ND(2)        Office and          22,800
                                        Warehouse

                    Fond du Lac, WI(3)  Warehouse           20,300

                    Washburn, ND        Office and          14,000
                                        Warehouse

                    Billings, MT        Office and           6,000
                                        Warehouse

                    Aberdeen, SD        Warehouse            8,000

                    Sioux Falls, SD(4)  Warehouse           18,000

                    Rapid City, SD      Warehouse            3,600

                    Superior, WI        Office and          17,000
                                        Warehouse

-----------------------

     (1) The Hawkins Terminal Division operation, located at two sites on opposite sides of the Mississippi River, is made up of three buildings, nine outside storage tanks with a total capacity of approximately 8,900,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land on which the Hawkins Terminal Division buildings and storage tanks are located is leased by the Registrant from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the tonnage unloaded at both sites each year. The applicable leases run until December 31, 1998, at which time the Registrant has an option to renew the leases for an additional five-year period on the same terms and conditions. Thereafter, the Registrant has options for three additional successive five-year renewal periods (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

     (2) This facility is occupied by Hawkins Water Treatment Group (17,800 square feet) and leased to a third party (5,000 square feet).

     (3) In addition to the space in this building being used by Hawkins Water Treatment Group, 10,000 square feet of space is being leased by the Registrant to third parties.

     (4) The Sioux Falls facility is occupied by Hawkins Water Treatment Group (12,000 square feet) and leased to a third party (6,000 square feet).

     The Registrant and its subsidiaries also own several trucks, tractors, trailers, and vans.

     ITEM 3.   LEGAL PROCEEDINGS.

     As of the date of this filing, neither the Registrant nor any of its subsidiaries were involved in any pending legal proceeding to which the Registrant or its subsidiaries was a party or of which any property of the Registrant or its subsidiaries were the subject other than ordinary routine litigation incidental to their business, except as follows:

     LYNDE COMPANY WAREHOUSE FIRE. On March 1, 1995, the Registrant and its former subsidiary The Lynde Company were named as defendants in an action entitled DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY ("COOKSEY"). This action was certified as a partial class action earlier this year and remains pending in state district court in Hennepin County, Minnesota. The plaintiffs are seeking damages for personal injury and other damages alleged to have been caused by the alleged release of hazardous substances as a result of a fire at an office/warehouse facility used by The Lynde Company. The Registrant has entered into a class settlement agreement with the class, pursuant to which the Registrant has agreed to pay certain of the class' costs and expenses as well as certain compensation to the class pursuant to a Matrix and Plan of Distribution which form a part of the settlement agreement. The district court has given preliminary approval of the settlement and a hearing on final approval is scheduled for January 30, 1998.

     The Registrant's primary and umbrella insurers have denied a tender of the defense of the lawsuit and have denied any obligation to indemnify the Registrant for damages claimed by third parties in connection with the fire. This denial is based on a "Total Pollution Exclusion" which purports to exclude coverage for bodily injury and other losses caused by a release of pollutants, even if such release is caused by a hostile fire. On July 7, 1995, the Registrant commenced suits against The North River Insurance Company and the Westchester Fire Insurance Company, the primary and umbrella insurers, respectively. These actions were filed in the United States District Court for the District of Minnesota. On October 6, 1996, the Court entered an Order for Judgment against the two insurers declaring that they each owed the Registrant a duty to defend the Cooksey action, that the insurers had breached their duty to defend and that the Registrant was entitled to judgment against North River in the amount of $890,174 and against Westchester in the amount of $90,868 for fees and expenses incurred by the Registrant through October of 1996 in defending against the Cooksey action and in prosecuting the action against the two insurers. The two insurers have appealed the judgment to the Eighth Circuit Court of Appeals. Briefs have not yet been filed with the Eighth Circuit and a decision is not expected on the appeal until sometime during the second half of 1998. It is not possible at this time to predict with certainty the outcome on appeal or the amount of any ultimate recovery.

     Because the Registrant's insurers have denied tender of the defense of the COOKSEY lawsuit, the Registrant has incurred significant legal fees and expenses in fiscal 1997 and may continue to do so in future periods. The actual legal fees, expenses and settlement costs which will ultimately be borne by the Registrant as a result of the settlement of the COOKSEY lawsuit and as a result of the action against the Registrant's insurers are highly dependent on a variety of factors which are the subject of the Matrix and Plan of Distribution described above, as well as the ultimate result of the litigation regarding insurance coverage.

     During fiscal 1995, the Registrant recorded $750,000 to cover expected settlement costs relating to the COOKSEY litigation. The Registrant recorded an additional $1,100,000 in the fourth quarter of fiscal 1997 to cover certain quantifiable costs and expenses it will incur as a result of the settlement of the COOKSEY litigation. In addition to these accruals, the Registrant expended approximately $775,000 for legal fees and other costs relating to the litigation in fiscal 1997. It is not possible at this time to quantify the probable settlement costs which may be payable by the Registrant pursuant to the Matrix and Plan of Distribution which form a part of the settlement agreement. The Registrant reasonably expects, however, that such settlement costs will be estimable by the end of 1998.

The Registrant became self-insured with respect to products liability claims in December 1985 with the establishment of a $1,000,000 trust fund to fund this self-insurance program. No claims covered by this program have been made to date. As of October 1, 1989, the Registrant again secured product liability insurance of $1,000,000, although the trust fund was maintained as an umbrella over this insurance coverage. In March of 1997, the insurance trust was terminated, although all investments held by the trust were retained by the Registrant.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     See the Registrant's Annual Report for the year ended September 28, 1997, referenced on page 2 of this Form 10-K.

     ITEM 6.   SELECTED FINANCIAL DATA.

     See the Registrant's Annual Report for the year ended September 28, 1997, referenced on page 2 of this Form 10-K.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the Registrant's Annual Report for the year ended September 28, 1997, referenced on page 2 of this Form 10-K.

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Registrant's Annual Report for the year ended September 28, 1997, referenced on page 2 of this Form 10-K.

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


                                    PART III


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on January 5, 1998, referenced on page 2 of this Form 10-K.

     ITEM 11.  EXECUTIVE COMPENSATION.

     See the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on January 5, 1998, referenced on page 2 of this Form 10-K.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on January 5, 1998, referenced on page 2 of this Form 10-K.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission on January 5, 1998, referenced on page 2 of this Form 10-K.


                                     PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

     1. The following consolidated financial statements of Hawkins Chemical, Inc. and subsidiaries, together with the Independent Auditors' Report, found under appropriate headings in the Registrant's 1997 Annual Report to Shareholders, are hereby incorporated by reference in this Annual Report on Form 10-K.

     Consolidated Balance Sheets at September 28, 1997 and September 29, 1996

     Consolidated Statements of Income and Retained Earnings for the Years Ended September 28, 1997, September 29, 1996 and October 1, 1995.

     Consolidated Statements of Cash Flows for the Years Ended September 28, 1997, September 29, 1996 and October 1, 1995.

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

     Independent Auditors' Report on Schedule

     Schedule for the Years Ended September 28, 1997, September 29, 1996 and October 1, 1995:

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

4    See Exhibits 3.1 and 3.2 above.

13* Portions of Annual Report to Security Holders for period ended September 28, 1997.

21*  Subsidiaries of Registrant.

23*  Independent Auditors' Consent

27*  Financial Data Schedule

*  Denotes previously unfiled documents.

(b)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HAWKINS CHEMICAL, INC.
                                             By  /s/ Dean L. Hahn
                                                 ------------------------------
                                                  Dean L. Hahn, Chairman
Dated:  December 29, 1997.                        of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By  /s/ Dean L. Hahn                              Dated:  December 29, 1997
    -------------------------------------
    Dean L. Hahn, Chief Executive
    Officer, Director

By  /s/ Howard J. Hawkins                         Dated:  December 29, 1997
    -------------------------------------
    Howard J. Hawkins, Chairman
    Emeritus, Director

By  /s/ Donald L. Shipp                           Dated:  December 29, 1997
    -------------------------------------
    Donald L. Shipp, President, Director

By  /s/ Howard M. Hawkins                         Dated:  December 29, 1997
    -------------------------------------
    Howard M. Hawkins, Treasurer
    (Chief Financial and Accounting
    Officer), Director

By  /s/ John R. Hawkins                           Dated:  December 29, 1997
    -------------------------------------
    John R. Hawkins, Executive Vice
    President, Director

By  /s/ Carl J. Ahlgren                           Dated:  December 29, 1997
    -------------------------------------
    Carl J. Ahlgren, Director

By  /s/ Norman P. Anderson                        Dated:  December 29, 1997
    -------------------------------------
    Norman P. Anderson, Director

By  /s/ John S. McKeon                            Dated:  December 29, 1997
    -------------------------------------
    John S. McKeon, Director

By  /s/ S. Albert Diez Hanser                     Dated:  December 29, 1997
    -------------------------------------
    S. Albert Diez Hanser, Director

By  /s/ Duane M. Jergenson                        Dated:  December 29, 1997
    -------------------------------------
    Duane M. Jergenson, Director

                     INDEPENDENT AUDITORS' REPORT ON SCHEDULE

We have audited the consolidated financial statements of Hawkins
Chemical, Inc. and subsidiaries (the Company) as of September 28, 1997 and September 29, 1996, and for each of the three years in the period ended September 28, 1997, and have issued our report thereon dated December 9, 1997; such consolidated financial statements and report are included in the 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Minneapolis, Minnesota

December 9, 1997

                                   SCHEDULE II

                     HAWKINS CHEMICAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED SEPTEMBER 28, 1997, SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
 ------------------------------------------------------------------------------



                                                     ADDITIONS
                                             -------------------------
                               BALANCE AT    CHARGED TO     CHARGED TO                    BALANCE AT
                              BEGINNING OF    COSTS AND        OTHER       DEDUCTIONS       END OF
DESCRIPTION                       YEAR        EXPENSES       ACCOUNTS      WRITE-OFFS        YEAR
-----------------------------------------------------------------------------------------------------


Reserve deducted from
 asset to which it
 applies - allowance
 for doubtful accounts:

YEAR ENDED:

  September 28, 1997           $344,002     $ 31,200        $ ---         $ 13,372         $361,830
                               ---------------------------------------------------------------------
                               ---------------------------------------------------------------------
YEAR ENDED:
  September 29, 1996           $347,871     $ 68,046        $ ---         $ 71,915         $344,002
                               ---------------------------------------------------------------------
                               ---------------------------------------------------------------------
YEAR ENDED:
  October 1, 1995              $115,661     $200,499        $62,879       $ 31,168         $347,871
                               ---------------------------------------------------------------------
                               ---------------------------------------------------------------------

                                INDEX TO EXHIBITS



Exhibit No.  Description of Exhibit
-----------  ----------------------

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

13* Portions of Annual Report to Security Holders for period ended September 28, 1997

21*            Subsidiaries of Registrant.

23*            Independent Auditors' Consent

27*            Financial Data Schedule.




*  Denotes previously unfiled documents.