Form 10-Q
period 1997-12-31
HAWKINS CHEMICAL INC
filed 1998-02-17
CIK 46250

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended December 31, 1997
                                                  -----------------

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

               3100 EAST HENNEPIN AVENUE, MINNEAPOLIS, MINNESOTA 55413
--------------------------------------------------------------------------------
               (Address of principal executive offices)         Zip Code


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

                                     YES X  NO
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                     Outstanding at February 12, 1998
     --------------------------------------  --------------------------------
     Common Stock, par value $.05 per share            11,603,895

HAWKINS CHEMICAL, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets - December 31, 1997 and
            September 28, 1997 . . . . . . . . . . . . . . . . . . . . . .    3
          Consolidated Condensed Statements of Income - Three Months Ended
            December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . .    4
          Consolidated Condensed Statements of Cash Flows - Three Months
            Ended December 31, 1997 and 1996 . . . . . . . . . . . . . . .    5
          Notes to Consolidated Condensed Financial Statements . . . . . .  6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . .  8-9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .   10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   11

          Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . .   12

          Financial Data Schedule. . . . . . . . . . . . . . . . . . . . .   13


                           PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                 December 31, 1997            September 28, 1997
                                                                 -----------------            ------------------
  ASSETS                                                           (Unaudited)              (Derived from audited
                                                                                             financial statements)
 Current assets:
   Cash and cash equivalents................................     $  5,528,662                        $  8,065,021
   Investments available-for-sale...........................       12,122,297                          11,980,078
   Trade receivables-net....................................       10,537,104                          11,117,991
   Notes receivable.........................................          222,948                             222,946
   Inventories..............................................        8,205,886                           8,580,705
   Other current assets.....................................        2,338,712                           1,912,325
                                                                 ------------                        ------------

       Total current assets.................................       38,955,609                          41,879,066

 Property, plant and equipment-net..........................       16,753,747                          15,487,545
 Notes receivable-non current...............................        3,611,942                           3,639,712
 Other assets...............................................        2,642,185                           2,646,293
                                                                 ------------                        ------------

   Total                                                         $ 61,963,483                        $ 63,652,616
                                                                 ------------                        ------------
                                                                 ------------                        ------------

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable.........................................     $  4,304,547                        $  5,729,584
   Current portion of long-term debt........................           89,123                              59,928
   Dividends payable........................................                                            1,044,351
   Other current liabilities................................        5,324,181                           6,381,454
                                                                 ------------                        ------------

       Total current liabilities............................        9,717,851                          13,215,317
                                                                 ------------                        ------------

 Long-term debt.............................................          423,402                             512,525
                                                                 ------------                        ------------

 Deferred income taxes......................................          983,000                             983,000
                                                                 ------------                        ------------

 Commitments and contingencies..............................
                                                                 ------------                        ------------

 Shareholders' equity:
   Common stock, par value $.05 per share; issued
     and outstanding, 11,603,895 shares at both dates.......          580,195                             580,195
   Additional paid-in capital...............................       42,517,455                          42,517,455
   Retained earnings........................................        7,741,580                           5,844,124
                                                                 ------------                        ------------

       Total shareholders' equity...........................       50,839,230                          48,941,774
                                                                 ------------                        ------------

       Total                                                     $ 61,963,483                        $ 63,652,616
                                                                 ------------                        ------------
                                                                 ------------                        ------------


        See accompanying Notes to Consolidated Condensed Financial Statements.

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME




                                                                               (Unaudited)
                                                                            Three Months Ended
                                                                               December 31
                                                                          1997               1996
                                                                          ----               ----
 Net sales                                                             $22,666,870       $19,936,058
                                                                       -----------       -----------

 Costs and expenses:
    Cost of sales                                                       17,551,158        15,771,082
    Selling, general and administrative                                  2,354,073         2,112,200
                                                                       -----------       -----------

 Total costs and expenses                                               19,905,231        17,883,282
                                                                       -----------       -----------

 Income from operations                                                  2,761,639         2,052,776
                                                                       -----------       -----------

 Other income (deductions):
    Interest income                                                        355,438           262,181
    Interest expense                                                       (10,793)          (11,843)
    Miscellaneous                                                           19,672            82,888
                                                                       -----------       -----------

 Total other income (deductions)                                           364,317           333,226
                                                                       -----------       -----------

 Income before income taxes                                              3,125,956         2,386,002

 Provision for income taxes                                              1,228,500           930,500
                                                                       -----------       -----------

 Net income                                                            $ 1,897,456       $ 1,455,502
                                                                       -----------       -----------
                                                                       -----------       -----------

 Weighted average number of common shares outstanding                   11,603,895        11,603,895
                                                                       -----------       -----------
                                                                       -----------       -----------

 Earnings per common share - basic and diluted                               $0.16             $0.13
                                                                       -----------       -----------
                                                                       -----------       -----------


        See accompanying Notes to Consolidated Condensed Financial Statements.

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS





                                                                              (Unaudited)
                                                                    THREE MONTHS ENDED DECEMBER 31
                                                                    ------------------------------

                                                                       1997              1996
                                                                       ----              ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income............................................       $   1,897,456        $   1,455,502
    Depreciation and amortization.........................             407,739              384,600
    Deferred income taxes.................................              40,000               16,500
    Other.................................................             (11,666)             (19,821)
    Changes in certain current assets and liabilities.....          (1,992,991)          (1,929,169)
                                                                 -------------        -------------
       Net cash provided by (used in) operating activities             340,538              (92,388)
                                                                 -------------        -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment............          (1,658,167)            (531,574)
    Purchases of investments..............................            (142,219)            (119,474)
    Payments received on notes receivable.................              27,768               20,948
                                                                 -------------        -------------
       Net cash used in investing activities                        (1,772,618)            (630,100)
                                                                 -------------        -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends paid...................................          (1,044,351)            (884,135)
    Debt repayment........................................             (59,928)             (56,008)
                                                                 -------------        -------------
       Net cash used in financing activities                        (1,104,279)            (940,143)
                                                                 -------------        -------------

 DECREASE IN CASH AND CASH EQUIVALENTS                              (2,536,359)          (1,662,631)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        8,065,021            8,932,125
                                                                 -------------        -------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   5,528,662        $   7,269,494
                                                                 -------------        -------------
                                                                 -------------        -------------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

     Cash paid for interest...............................       $      42,975        $      46,895
                                                                 -------------        -------------
                                                                 -------------        -------------

     Cash paid for income taxes...........................       $     645,000        $     195,500
                                                                 -------------        -------------
                                                                 -------------        -------------


        See accompanying Notes to Consolidated Condensed Financial Statements.

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 28, 1997, previously filed with the Commission. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

     Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No. 128). Earnings per common share presented for the three months ended December 31, 1996 have been restated for the adoption of SFAS No. 128. The effect of adopting SFAS No. 128 at December 15, 1997, on earnings per common share for the three months ended December 31, 1996 was not material.

     The other accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 Hawkins Chemical, Inc. Annual Report which is incorporated by reference to Form 10-K filed with the Commission on December 29, 1997.

2. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $595,000 at December 31, 1997. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. Earnings per common share are based upon the weighted average number of shares outstanding after giving retroactive effect to a 5% stock dividend declared February 12, 1997 to shareholders of record at the close of business on March 28, 1997. Cash dividends in the amount of $1,044,351 were paid on October 10, 1997.

5. On May 29, 1997, the Company sold the inventory and operations of The Lynde Company, a wholly owned subsidiary that specialized in swimming pool chemicals, effective March 1, 1997. For the three-months ended
     December 31, 1996, Lynde had revenues of $447,000 and a net loss of $13,000.

6. During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. Through December 31, 1997, the Company has expensed approximately $2,550,000 ($29,000 in the three months ended December 31, 1997) to cover estimated settlement costs incurred by the Company in connection with a lawsuit filed against the Company as a result of the fire. As of December 31, 1997, the Company has paid approximately $1,670,000 in settlement and legal costs relating to the fire and, based upon the settlement agreement, expects to incur additional legal and settlement costs. In February 1998, following approval of the settlement of the court, the Company paid legal and settlement costs of approximately $880,000. The Company will incur additional future obligations relating to the settlement of this lawsuit pursuant to a matrix and plan of distribution which is a part of the settlement. The Company is not able to estimate the magnitude of this potential exposure at this time. Management of the Company believes the final disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. Based on two favorable lower court rulings, management believes that all or a portion of the settlement costs incurred to date related to the Lynde fire may be recoverable from the Company's insurers. The Company's insurers have appealed the lower courts' decisions to the Eighth Circuit Court of Appeals. It is not possible, therefore, to determine at this time what recovery, if any, may be obtained by the Company and no amount has been recorded at December 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales increased $2,730,812, or 13.7%, in the first quarter of this fiscal year as compared to the same quarter a year ago. Approximately half of this increase is due to increased sales of pharmaceutical chemicals, food grade products and high purity electroplating products. The remaining increase was due to general volume increases throughout the Company.

The gross margin, as a percentage of net sales, for the first quarter of fiscal 1998 was 22.6% compared to 20.9% for the same quarter one year ago. This increase was mainly due to increased volumes in most product lines.
Management expects the gross margin to stabilize in future periods. Historically, gross margins have flucuated in the first quarter of our fiscal year due to the mix of products sold, as the first quarter volumes are generally the weakest of the four quarters. The Company has generally been able to, and expects to continue to, adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the first quarter of fiscal 1998 were 10.4% compared to 10.6% for the same quarter one year ago. Most of the expenses in this category are fixed, with the remaining expenses fluctuating only slightly with net sales.

Income from operations increased $708,863, or 34.5%, in the first quarter of fiscal 1998, compared to fiscal 1997. This increase is primarily attributable to the increases in net sales and gross profit.

Interest income increased $93,257, or 35.6%, for the quarter ended December 31, 1997 compared to the same quarter one year ago. This increase is due to an increase in the amount of cash available for investments, to a higher rate of return earned on cash equivalents and investments and to interest earned on the notes receivable relating to the sale of The Lynde Company in March of 1997. Interest expense decreased slightly due to the decline in long-term debt. Other miscellaneous income (deductions) decreased as compared to the previous year due to a gain on the sale of a parcel of real estate last year.


LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ended December 31, 1997, cash provided by operations was $340,538 compared to cash used in operations of $92,388 for the same period one year ago. This increase was due mainly to the increase in net income, which was partially offset by decreases in certain current asset and liability accounts discussed below. During the three months ended December 31, 1997, the Company invested $1,658,167 in property and equipment additions and added $142,219 to investments. The increase in capital expenditures this year as compared to the same quarter last year is due mainly to the installation of a truck washing system for the Company's food grade product operations.

Accounts receivable, inventories, accounts payable and other current liabilities decreased during the first three months of fiscal 1998. Decreases in these accounts is typical for the first quarter of our fiscal year. Other current assets increased due to payments of prepaid expenses that will be charged to the remaining quarters of this fiscal year. The Company did not issue any securities during the quarter ended December 31, 1997.

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

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents consist of short-term certificates of deposit and investments consist of relatively low-risk investment and annuity contracts with highly rated, stable insurance companies, and marketable securities consisting of investment grade municipal securities. These securities are carried at cost, which approximates fair value. All cash equivalents are highly liquid and are available upon demand. There are some penalties associated with the early liquidation of the Company's investment in annuity contracts.

Other than as discussed above, management is not aware of any matters that have materially affected the first three months of fiscal 1998, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.


FORWARD-LOOKING STATEMENTS

THE INFORMATION CONTAINED IN THIS FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, COMPETITION, CHANGES IN PRODUCT OR CUSTOMER MIX OR REVENUES, CHANGES IN PRODUCT COSTS AND OPERATING EXPENSES, ULTIMATE EXPENSES INCURRED IN CONNECTION WITH RECENTLY SETTLED LITIGATION AND OTHER FACTORS DISCLOSED THROUGHOUT THIS REPORT. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS
DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY
IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES
AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE
RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S FINANCIAL CONDITION AND FUTURE RESULTS OF OPERATION.

                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

As of the date of this filing, neither the Registrant nor any of its subsidiaries were involved in any pending legal proceedings to which the Registrant or its subsidiaries was a party or of which any property of the Registrant or its subsidiaries were the subject other than ordinary routine litigation incidental to their business, except as follows:

     LYNDE COMPANY WAREHOUSE FIRE. On March 1, 1995, the Company and its former subsidiary, The Lynde Company, were named as defendants in an action entitled DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY ("COOKSEY"). This action was certified as a partial class action in 1997. The Registrant has entered into a class settlement agreement with the class, pursuant to which the Registrant has agreed to pay certain costs and expenses of the class, as well as certain compensation to the class pursuant to a Matrix and Plan of Distribution which form a part of the settlement agreement.

     The district court approved the settlement on January 30, 1998. Pursuant to the settlement, in early February 1998 the Company paid $850,000 to attorneys for the class, and $5,000 to each of the four class representatives. It is not possible at this time to quantify the probable additional settlement costs which may be payable by the Registrant pursuant to the Matrix and Plan of Distribution which form a part of the settlement agreement. The Registrant reasonably expects, however, that such settlement costs will be estimable by the end of 1998.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


 Exhibit No.                           Description of Exhibit
-------------        --------------------------------------------------------
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

      4              See Exhibits 3.1 and 3.2 above.

      27             Financial Data Schedule


(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended DECEMBER 31, 1997.


                                      SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HAWKINS CHEMICAL, INC.


                         BY   /s/ Howard M. Hawkins
                           ---------------------------------------------------
                           Howard M. Hawkins, Treasurer,
                           Chief Financial and Accounting Officer


Dated:  February 12, 1998

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
