Form 10-Q
period 1998-03-31
HAWKINS CHEMICAL INC
filed 1998-05-15
CIK 46250

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                                     FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the quarterly period ended March 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

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

                    Class                    Outstanding at May 12, 1998
     --------------------------------------  ---------------------------
     Common Stock, par value $.05 per share         11,603,895

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARY

                                 INDEX TO FORM 10-Q



                                                                       Page No.
                                                                       --------

PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets - March 31, 1998
            and September 28, 1997   . . . . . . . . . . . . . . . . .       3
          Consolidated Condensed Statements of Income - Three Months
            and Six Months Ended March 31, 1998 and 1997 . . . . . . .       4
          Consolidated Condensed Statements of Cash Flows - Six
            Months Ended March 31, 1998 and 1997 . . . . . . . . . . .       5
          Notes to Consolidated Condensed Financial Statements . . . .       6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . .     7-8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .       9

Item 4.   Submission of Matters to a Vote of Securities Holders. . . .       9

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      10

          Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . .      11

          Financial Data Schedule. . . . . . . . . . . . . . . . . . .      12

                           PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARY
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               March 31, 1998   September 28, 1997
                                                               --------------  ---------------------
                                                                 (Unaudited)   (Derived from audited
                                                                                financial statements)
ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .    $ 6,318,576         $ 8,065,021
  Investments available-for-sale . . . . . . . . . . . . . .     12,248,395          11,980,078
  Trade receivables-net. . . . . . . . . . . . . . . . . . .     10,932,935          11,117,991
  Notes receivable . . . . . . . . . . . . . . . . . . . . .        256,476             222,946
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .      7,187,955           8,580,705
  Other current assets . . . . . . . . . . . . . . . . . . .      2,262,228           1,912,325
                                                                -----------         -----------

      Total current assets . . . . . . . . . . . . . . . . .     39,206,565          41,879,066

Property, plant and equipment-net. . . . . . . . . . . . . .     17,634,865          15,487,545
Notes receivable-non current . . . . . . . . . . . . . . . .      3,438,809           3,639,712
Other assets . . . . . . . . . . . . . . . . . . . . . . . .      2,670,219           2,646,293
                                                                -----------         -----------

  Total. . . . . . . . . . . . . . . . . . . . . . . . . . .    $62,950,458         $63,652,616
                                                                -----------         -----------
                                                                -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable-trade . . . . . . . . . . . . . . . . . .    $ 5,101,676         $ 5,729,584
  Current portion of long-term debt. . . . . . . . . . . . .         89,123              59,928
  Dividends payable. . . . . . . . . . . . . . . . . . . . .      1,160,389           1,044,351
  Other current liabilities. . . . . . . . . . . . . . . . .      3,793,930           6,381,454
                                                                -----------         -----------

      Total current liabilities. . . . . . . . . . . . . . .     10,145,118          13,215,317
                                                                -----------         -----------

Long-term debt . . . . . . . . . . . . . . . . . . . . . . .        423,402             512,525
                                                                -----------         -----------

Deferred income taxes. . . . . . . . . . . . . . . . . . . .        986,000             983,000
                                                                -----------         -----------

Commitments and contingencies
                                                                -----------         -----------

Shareholders' equity:
    Common stock, par value $.05 per share; issued
      and outstanding, 11,603,895 shares at both dates . . .        580,195             580,195
    Additional paid-in capital . . . . . . . . . . . . . . .     42,517,455          42,517,455
    Retained earnings. . . . . . . . . . . . . . . . . . . .      8,298,288           5,844,124
                                                                -----------         -----------

      Total shareholders' equity . . . . . . . . . . . . . .     51,395,938          48,941,774
                                                                -----------         -----------

      Total. . . . . . . . . . . . . . . . . . . . . . . . .    $62,950,458         $63,652,616
                                                                -----------         -----------
                                                                -----------         -----------


       See accompanying Notes to Consolidated Condensed Financial Statements.

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                            (Unaudited)

                                            Three Months Ended March 31    Six Months Ended March 31
                                               1998           1997            1998           1997
                                            -----------    -----------    -----------    -----------
Net sales                                   $22,316,507    $20,673,498    $44,983,377    $40,609,556
                                            -----------    -----------    -----------    -----------

Costs and expenses:
    Cost of sales                            17,425,745     16,247,088     34,976,903     32,018,170
    Selling, general and administrative       2,366,541      2,237,922      4,720,614      4,350,122
                                            -----------    -----------    -----------    -----------

        Total costs and expenses             19,792,286     18,485,010     39,697,517     36,368,292
                                            -----------    -----------    -----------    -----------

Income from operations                        2,524,221      2,188,488      5,285,860      4,241,264
                                            -----------    -----------    -----------    -----------

Other income (deductions):
    Interest income                             306,311        260,431        661,749        522,612
    Interest expense                            (10,771)       (11,819)       (21,564)       (23,662)
    Miscellaneous                                14,136          5,374         33,808         88,262
                                            -----------    -----------    -----------    -----------

        Total other income (deductions)         309,676        253,986        673,993        587,212
                                            -----------    -----------    -----------    -----------

Income before income taxes                    2,833,897      2,442,474      5,959,853      4,828,476

Provision for income taxes                    1,116,800        964,700      2,345,300      1,895,200
                                            -----------    -----------    -----------    -----------

Net income                                  $ 1,717,097    $ 1,477,774    $ 3,614,553    $ 2,933,276
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

Weighted average number of common
  shares outstanding                         11,603,895     11,603,895     11,603,895     11,603,895
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------


Earnings per common share -
  basic and diluted                               $0.15          $0.13          $0.31          $0.25
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------




       See accompanying Notes to Consolidated Condensed Financial Statements.

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    (Unaudited)



                                                                SIX MONTHS ENDED MARCH 31
                                                               ---------------------------
                                                                   1998           1997
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . . . . . . . .      $ 3,614,553    $ 2,933,276
    Depreciation and amortization. . . . . . . . . . . . .          851,709        770,480
    Deferred income taxes. . . . . . . . . . . . . . . . .           78,000         38,500
    Other. . . . . . . . . . . . . . . . . . . . . . . . .          (55,475)       (45,032)
    Changes in certain current assets and liabilities. . .       (2,062,529)    (1,442,507)
                                                                -----------    -----------
        Net cash provided by operating activities. . . . .        2,426,258      2,254,717
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment . . . . . .       (2,967,480)    (1,294,403)
    Purchases of investments . . . . . . . . . . . . . . .         (268,317)      (233,952)
    Payments received on note receivable . . . . . . . . .          167,373        136,106
                                                                -----------    -----------
        Net cash used in investing activities. . . . . . .       (3,068,424)    (1,392,249)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends paid. . . . . . . . . . . . . . . . . .       (1,044,351)      (884,135)
    Debt repayment . . . . . . . . . . . . . . . . . . . .          (59,928)       (56,008)
                                                                -----------    -----------
        Net cash used in financing activities. . . . . . .       (1,104,279)      (940,143)
                                                                -----------    -----------


DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . .       (1,746,445)       (77,675)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . . . . .        8,065,021      8,932,125
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . .      $ 6,318,576    $ 8,854,450
                                                                -----------    -----------
                                                                -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid for interest . . . . . . . . . . . . . . . .      $    45,092    $    49,011
                                                                -----------    -----------
                                                                -----------    -----------

    Cash paid for income taxes . . . . . . . . . . . . . .      $ 3,189,000    $ 1,968,000
                                                                -----------    -----------
                                                                -----------    -----------




       See accompanying Notes to Consolidated Condensed Financial Statements.

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

     Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS No. 128). Earnings per common share presented for the three and six months ended March 31, 1997 have been restated for the adoption of SFAS No. 128. The effect of adopting SFAS No. 128 at December 15, 1997, on earnings per common share for the three and six months ended March 31, 1997 was not material.

     The other accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 Hawkins Chemical, Inc. Annual Report which is incorporated by reference to Form 10-K filed with the Commission on December 29, 1997.

2. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $779,900 at March 31, 1998. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. On May 29, 1997, the Company sold the inventory and operations of The Lynde Company, a wholly owned subsidiary that specialized in swimming pool chemicals, effective March 1, 1997. Lynde had revenues of $260,830 and a net loss of $23,800, and revenues of $708,200 and a net loss of $36,600 for the three and six-month periods ended March 31, 1997, respectively.

5. During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. Through March 31, 1998, the Company has expensed approximately $2,550,000 ($20,000 in the six months ended March 31, 1998) to cover estimated costs incurred by the Company in connection with a lawsuit filed against the Company as a result of the fire, of which approximately $2,400,000 has been paid. Based upon the settlement agreement, the Company will incur additional future obligations relating to the settlement of this lawsuit pursuant to a matrix and plan of distribution which is a part of the settlement. The Company is not able to estimate the extent of this potential exposure at this time, but it believes the final disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. Based on two favorable lower court rulings, management believes that all or a portion of such litigation expenses may be recoverable from the Company's insurers. The Company's insurers have appealed the lower court's decisions to the U.S. Eighth Circuit Court of Appeals. It is not possible, therefore, to determine at this time what recovery, if any, may be obtained by the Company, and no amount has been recorded at March 31, 1998.

6. On February 11, 1998, the Board of Directors declared a semi-annual cash dividend of $.10 per share, payable April 3, 1998 to shareholders of record at the close of business March 20, 1998.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Net sales increased $1,643,009 (7.9%) in the second quarter of this fiscal year as compared to the same quarter a year ago, and increased $4,373,821 (10.8%) in the first six months of fiscal 1998 as compared to the same period in fiscal 1997. These increases were due to increased sales of pharmaceutical chemicals, food grade product chemicals and high purity electroplating products; an increase in the selling price of a single, large-volume product (caustic soda); and increased volumes in most product lines.

Gross margin, as a percentage of net sales, for the second quarter of this fiscal year was 21.9% compared to 21.4% for the same quarter one year ago, and 22.2% for the first six months of this fiscal year, compared to 21.2% for the first six months of fiscal 1997. These increases were mainly due to the sales increases mentioned above, as there are some costs in cost of sales that do not fluctuate with volume changes. The Company has generally been able to and expects to continue to adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable dollar gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the second quarter of fiscal 1998 were 10.6% compared to 10.8% for the same quarter one year ago, and 10.5% for the first six months of fiscal 1998 as compared to 10.7% for the first six months of fiscal 1997. Stated as a percentage of the same period one year ago, the second quarter increase in such expenses was 5.7%, or $128,619, and the six month increase was 8.5%, or $370,492. These increases were mainly due to increased employee compensation and benefits, which make up the majority of the selling, general and administrative expenditures. Of the remaining expenses in this category, no single item is more than 6% of the total. Most of these expenses fluctuate only slightly with sales.

Income from operations increased $335,733, or 15.3%, in the second quarter and $1,044,596, or 24.6%, in the first six months of fiscal 1998 as compared to the same periods one year ago. These increases are primarily attributable to the net sales increase.

Interest income increased $45,880 in the second quarter of fiscal 1998 as compared to the same quarter one year ago and $139,137 for the first six months of this fiscal year as compared to the same period one year ago. These increases are due to an increase in the amount of cash available for investments and to a higher rate of return earned on cash equivalents and investments. Interest expense decreased slightly due mainly to the decline in long term debt.


LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended March 31, 1998, cash flows from operations were $2,426,258. This amount was $171,541 higher than cash provided by operations during the same period one year ago, due mainly to an increase in net income partially offset by the changes in certain current assets and liability accounts discussed below. During the six-month period ended March 31, 1998, the Company invested $2,967,480 in property and equipment additions and added $268,317 to investments.

Accounts receivable, inventories and accounts payable decreased during the first six months of fiscal 1998. These decreases are typical for the first six months of our fiscal year. The reason for the large decrease in inventories was due to the sale of the Lynde Company subsidiary, which accounted for $1.2 million of the March 31, 1997 inventories. Other current assets increased due to payments of prepaid expenses that will be charged to the remaining quarters of this fiscal year. Other current liabilities decreased as a result of the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the six-month period ended March 31, 1998.

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

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments pursuant to a revised investment policy recently adopted by the Board of Directors. The policy directs investment in short-term and mid-term fixed income instruments earning a market rate of interest without assuming undue risk of principal. Primary objectives are preservation of principal, maintenance of liquidity, and rate of return. Cash equivalents consist of short-term certificates of deposit and investments consist of relatively low-risk investment and annuity contracts with highly rated, stable insurance companies, and marketable securities consisting of investment grade municipal securities, all of which are carried at cost which approximates fair value. All cash equivalents are highly liquid and are available upon demand. There are some penalties associated with the early liquidation of the Company's investment and annuity contracts.

Other than as discussed above, management is not aware of any matters that have materially affected the first six months of fiscal 1998, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.


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

     a. The annual meeting of the shareholders of the Company was held on February 11, 1998.

     c. The following is a tabulation of the results of votes cast on the matters noted upon at the annual meeting of the shareholders:


               Election of Directors:

                                                                                      Broker
                                       For         Against     Withheld    Abstain   Non-Votes
                                    ---------      -------     --------    -------   ---------
          Howard J. Hawkins         8,889,872         0        108,840        0          0
          Dean L. Hahn              8,806,097         0        192,615        0          0
          Carl J. Ahlgren           8,788,272         0        210,440        0          0
          Howard M. Hawkins         8,761,861         0        236,851        0          0
          Norman P. Anderson        8,793,555         0        205,157        0          0
          Donald L. Shipp           8,679,348         0        319,364        0          0
          John S. McKeon            8,798,537         0        200,175        0          0
          John R. Hawkins           8,887,728         0        110,984        0          0
          Duane Jergenson           8,888,610         0        110,102        0          0

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


          Exhibit No.                   Description of Exhibit
         ------------       -------------------------------------------------
             27               Financial Data Schedule


(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended March 31, 1998.



                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HAWKINS CHEMICAL, INC.


                         BY
                            ----------------------------------------------
                            Howard M. Hawkins, Treasurer
                            (Chief Financial and Accounting Officer)


Dated:  May 12, 1998

                                   EXHIBIT INDEX



The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


     Exhibit No.              Description of Exhibit             Page No.
    -------------  ------------------------------------------   ----------
        27          Financial Data Schedule                         12