Form 10-Q
period 1998-06-30
HAWKINS CHEMICAL INC
filed 1998-08-14
CIK 46250

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 1998
                                                   -------------
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________________ to ___________________

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

               Class                              Outstanding at August 12, 1998
--------------------------------------            ------------------------------
Common Stock, par value $.05 per share                       11,603,895

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARY

                                 INDEX TO FORM 10-Q

                                                                       Page No.
                                                                       --------
PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets - June 30, 1998 and
            September 28, 1997.........................................     3
          Consolidated Condensed Statements of Income - Three Months
            and Nine Months Ended June 30, 1998 and 1997...............     4
          Consolidated Condensed Statements of Cash Flow - Nine Months
            Ended June 30, 1998 and 1997...............................     5
          Notes to Consolidated Condensed Financial Statements.........     6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................   7-9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................    10

Item 6.   Exhibits and Reports on Form 8-K.............................    10

          Exhibit Index................................................    11

          Financial Data Schedule......................................    12

                           PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARY
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                          June 30, 1998        September 28, 1997
                                        ----------------    -----------------------
                                           (Unaudited)       (Derived from audited
                                                             financial statements)
ASSETS

Current assets:
  Cash and cash equivalents............   $  3,287,819             $  8,065,021
  Investments available-for-sale.......     14,391,033               11,980,078
  Trade receivables-net................     11,820,316               11,117,991
  Notes receivable.....................        263,680                  222,946
  Inventories..........................      9,027,740                8,580,705
  Other current assets.................      1,927,367                1,912,325
                                          ------------              -----------
     Total current assets..............     40,717,955               41,879,066

Property, plant and equipment-net......     18,252,924               15,487,545
Notes receivable-non current...........      3,364,335                3,639,712
Other assets...........................      2,678,724                2,646,293
                                          ------------              -----------
  Total................................   $ 65,013,938              $63,652,616
                                          ------------              -----------
                                          ------------              -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable-trade...............   $  5,875,656              $ 5,729,584
  Current portion of long-term debt....         89,123                   59,928
  Dividends payable....................              0                1,044,351
  Other current liabilities............      4,005,574                6,381,454
                                          ------------              -----------
     Total current liabilities.........      9,970,353               13,215,317
                                          ------------              -----------
Long-term debt.........................        423,402                  512,525
                                          ------------              -----------
Deferred income taxes..................        995,000                  983,000
                                          ------------              -----------
Commitments and contingencies..........
                                          ------------              -----------
Shareholders' equity:
  Common stock, par value $.05 per
    share; issued and outstanding,
    11,603,895 shares at both dates....        580,195                  580,195
  Additional paid-in capital...........     42,517,455               42,517,455
  Retained earnings....................     10,527,533                5,844,124
                                          ------------              -----------
     Total shareholders' equity........     53,625,183               48,941,774
                                          ------------              -----------
     Total.............................   $ 65,013,938              $63,652,616
                                          ------------              -----------
                                          ------------              -----------

       See accompanying Notes to Consolidated Condensed Financial Statements.

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARY
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                    (Unaudited)

                                         Three Months Ended June 30   Nine Months Ended June 30
                                             1998           1997          1998         1997
                                         -----------   ------------   -----------  -----------
Net sales..............................  $25,719,653    $23,866,512   $70,703,030  $64,476,068
                                         -----------   ------------   -----------  -----------
Costs and expenses:
  Cost of sales........................   19,537,731     17,966,900    54,514,634   49,985,070
  Selling, general and administrative..    2,805,881      2,741,391     7,526,496    7,091,513
                                         -----------   ------------   -----------  -----------
     Total costs and expenses..........   22,343,612     20,708,291    62,041,130   57,076,583
                                         -----------   ------------   -----------  -----------
Income from operations.................    3,376,041      3,158,221     8,661,900    7,399,485
                                         -----------   ------------   -----------  -----------
Other income (deductions):
  Interest income......................      301,764        341,547       963,513      864,160
  Interest expense.....................      (11,181)       (11,958)      (32,722)     (35,620)
  Gain on sale of The Lynde Company....                   1,324,827                  1,324,827
  Miscellaneous........................       16,823         65,211        50,608      153,472
                                         -----------   ------------   -----------  -----------
     Total other income (deductions)...      307,406      1,719,627       981,399    2,306,839
                                         -----------   ------------   -----------  -----------
Income before income taxes.............    3,683,447      4,877,848     9,643,299    9,706,324

Provision for income taxes.............    1,454,200      1,914,600     3,799,500    3,809,800
                                         -----------   ------------   -----------  -----------
Net income.............................  $ 2,229,247    $ 2,963,248   $ 5,843,799  $ 5,896,524
                                         -----------   ------------   -----------  -----------
                                         -----------   ------------   -----------  -----------
Weighted average number of common
  shares outstanding...................   11,603,895     11,603,895    11,603,895   11,603,895
                                         -----------   ------------   -----------  -----------
                                         -----------   ------------   -----------  -----------
Earnings per common share - basic
  and diluted..........................        $0.19          $0.26         $0.50        $0.51
                                         -----------   ------------   -----------  -----------
                                         -----------   ------------   -----------  -----------

       See accompanying Notes to Consolidated Condensed Financial Statements.

                       HAWKINS CHEMICAL, INC. AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                             NINE MONTHS ENDED JUNE 30
                                             -------------------------
                                               1998              1997
                                             -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................   $ 5,843,799       $ 5,896,524
  Depreciation and amortization.........     1,357,843         1,163,869
  Deferred income taxes.................       122,000           432,500
  Other.................................       (79,715)          (54,894)
  Changes in certain current assets
   and liabilities......................    (3,504,210)       (4,222,255)
                                           -----------       -----------
      Net cash provided by operating
       activities.......................     3,739,717         3,215,744
                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
   equipment............................    (4,075,939)       (2,660,706)
  Purchases of investments..............    (2,410,955)         (368,068)
  Payments received on note receivable..       234,643           168,762
  Cash received on sale of The
   Lynde Company........................                         500,000
                                           -----------       -----------
      Net cash used in investing
       activities.......................    (6,252,251)       (2,360,012)
                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid...................    (2,204,740)       (1,881,407)
  Debt repayment........................       (59,928)          (56,008)
                                           -----------       -----------
      Net cash used in financing
       activities.......................    (2,264,668)       (1,937,415)
                                           -----------       -----------
DECREASE IN CASH AND CASH EQUIVALENTS...    (4,777,202)       (1,081,683)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR...............................     8,065,021         8,932,125
                                           -----------       -----------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD.............................   $ 3,287,819       $ 7,850,442
                                           -----------       -----------
                                           -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid for interest................   $    45,502       $    49,149
                                           -----------       -----------
                                           -----------       -----------
  Cash paid for income taxes............   $ 4,624,487       $ 3,060,771
                                           -----------       -----------
                                           -----------       -----------

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

     Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS No. 128). Earnings per common share presented for the three and nine months ended June 30, 1997 have been restated for the adoption of SFAS No. 128. The effect of adopting SFAS No. 128 at December 15, 1997, on earnings per common share for the three and nine months ended June 30, 1997 was not material.

     The other accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1997 Hawkins Chemical, Inc. Annual Report which is incorporated by reference to Form 10-K filed with the Commission on December 29, 1997.

2. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,380,000 at June 30, 1998. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. On May 29, 1997, the Company sold the inventory and operations of The Lynde Company, a wholly owned subsidiary that specialized in swimming pool chemicals, effective March 1, 1997. Lynde had revenues of $725,500 and a net loss of $19,600 for the nine-month period ended June 30, 1997.

5. During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. Through June 30, 1998, the Company has expensed approximately $2,550,000 ($20,000 in the nine months ended June 30, 1998) to cover estimated costs incurred by the Company in connection with a lawsuit filed against the Company as a result of the fire, of which approximately $2,400,000 has been paid. Based upon the settlement agreement, the Company will incur additional future obligations relating to the settlement of this lawsuit pursuant to a matrix and plan of distribution which is a part of the settlement. The Company is not able to estimate the extent of this potential exposure at this time, but it believes the final disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. Based on two favorable lower court rulings, management believes that all or a portion of such litigation expenses may be recoverable from the Company's insurers. The Company's insurers have appealed the lower court's decisions to the U.S. Eighth Circuit Court of Appeals. It is not possible, therefore, to determine at this time what recovery, if any, may be obtained by the Company, and no amount has been recorded at June 30, 1998.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Net sales increased $1,853,141 (7.8%) in the third quarter of this fiscal year as compared to the same quarter a year ago, and increased $6,226,962 (9.7%) in the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. These increases were due to increased sales of pharmaceutical chemicals, food grade product chemicals and high purity electroplating products, an increase in the selling price of a single, large-volume product (caustic soda), and increased volumes in most product lines.

Gross margin, as a percentage of net sales, for the third quarter of this fiscal year was 24.0% compared to 24.7% for the same quarter one year ago, and 22.9% for the first nine months of this fiscal year, compared to 22.5% for the first nine months of fiscal 1997. The decrease in the third quarter as compared to the prior year was due mainly to increased costs of operations and to the increase in the cost and selling price of a single, large-volume product while maintaining a similar dollar profit margin. The increase in the gross margin percentage for the first nine months of this fiscal year as compared to the same period in fiscal 1997 was due to the sales increases mentioned above that were partially offset by increased costs of operations. The demand for this product does not fluctuate materially as the cost and selling price increase or decrease. By maintaining stable dollar margins, the gross margin percentage will generally decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing. Also, because the Company uses the LIFO method for valuing inventories, when ending inventory units increase, an additional amount relating to increased units in ending inventory is charged to cost of operations. The Company has generally been able to and expects to continue to adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable dollar gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the third quarter of fiscal 1998 were 10.9% compared to 11.5% for the same quarter one year ago, and 10.6% for the first nine months of fiscal 1998 as compared to 11.0% for the first nine months of fiscal 1997. Stated as a percentage of the same period one year ago, the third quarter increase in such expenses was 2.4%, or $64,490, and the nine-month increase was 6.1%, or $434,983. These increases were mainly due to increased employee compensation and benefits, which comprises the majority of the selling, general and administrative expenditures. Of the remaining expenses in this category, no single item is more than 6% of the total. Most of these expenses are fixed in nature and fluctuate only slightly with sales.

Income from operations increased $217,820, or 6.9%, in the third quarter and $1,262,415, or 17.1%, in the first nine months of fiscal 1998 as compared to the same periods one year ago. These increases are primarily attributable to the net sales increase.

OTHER INCOME

Interest income decreased $39,783, in the third quarter of fiscal 1998 as compared to the same quarter one year ago and increased $99,353 in the first nine months of this fiscal year as compared to the same period one year ago. The third quarter decrease was due to lower average cash balances available for investment and to an increase in investments in income tax exempt securities, which generally have a lower pre-tax return than other taxable investments, but have a higher after-tax return. The nine-month increase was due to an increase in average cash available for investments during the first six months of this fiscal year. Interest expense decreased slightly due mainly to the decline in long-term debt.

Other income also decreased in both the three and nine-month periods because of last year's sale of The Lynde Company's inventory and operations; the gain on the sale of $1,324,827 was reported in the 1997 fiscal third quarter. Because the sale was effective March 1, 1997, however, Lynde's 1997 sales of $725,500 and its operating loss of $19,600 were reported in the first two quarters of 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended June 30, 1998, cash flows from operations were $3,739,717 compared to $3,215,744 during the same period one year ago. During the nine-month period ended June 30, 1998, the Company added $2,410,955 to investments and invested $4,075,939 in property and equipment additions. The food grade chemical production facility and truck wash area accounted for approximately $1,800,000, transportation equipment accounted for $470,000, warehouse, laboratory and office machinery and equipment amounted to $550,000 and other building improvements and additions were $1,256,000.

Accounts receivable increased due to increased sales in the third quarter. Inventories and accounts payable increased due to the increase in the cost of the single, large-volume product mentioned above and to an increase in the quantities of that product at June 30, 1998. Other current liabilities decreased as a result of the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the nine-month period ended June 30, 1998.

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

Other than as discussed above, management is not aware of any matters that have materially affected the first nine months of fiscal 1998, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

YEAR 2000 COMPLIANCE

The Company has completed an assessment of the "Year 2000" issue with respect to its computer systems and equipment. The Company has been in the process of upgrading its systems to improve overall business performance and to accommodate business of the year 2000. The Company is also in the process of communicating with its suppliers and customers to determine the extent to which it may be affected by any third party's Year 2000 issues. Therefore, it is believed that the Year 2000 will not have a material adverse effect on the Company's business, operating results and financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will be required to adopt SFAS No. 130 in fiscal 1999.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company anticipates the adoption of SFAS No. 131 will result in the Company continuing to operate in one segment. The Company will be required to adopt SFAS No. 131 in fiscal 1999.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

          Exhibit No.              Description of Exhibit
          -----------              ----------------------
              27                   Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended June 30, 1998.
     --------------

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HAWKINS CHEMICAL, INC.

                                     BY  /s/  Howard M. Hawkins
                                         ----------------------------------
                                         Howard M. Hawkins, Treasurer
                                         (Chief Financial and Accounting
                                         Officer)


Dated:  August 12, 1998

                                 EXHIBIT INDEX

The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

   Exhibit No.         Description of Exhibit           Page No.
   -----------         ----------------------           --------
      27               Financial Data Schedule             12