Form 10-K405
period 1998-09-27
HAWKINS CHEMICAL INC
filed 1998-12-28
CIK 46250

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                              --------------------
                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 27, 1998, Commission File No. 0-7647

                               HAWKINS CHEMICAL, INC.
-------------------------------------------------------------------------------
               (Exact Name of Registrant as specified in its Charter)

         MINNESOTA                                      41-0771293
-------------------------                  ------------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

     3100 East Hennepin Avenue, Minneapolis, Minnesota             55413
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

                                   (612) 331-6910
            -------------------------------------------------------------
                (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.05 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X                No
                                          ------                ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / X /.

The aggregate market value of voting stock held by nonaffiliates of the Registrant on November 30, 1998, was $90,567,442 (based upon the last reported sale price on that date as reported by The Nasdaq Stock Market), excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant's Employee Stock Ownership Plan and Money Purchase Pension Plan were deemed to be shares held by affiliates. The number of shares outstanding of the Registrant's common stock on November 30, 1998 was 11,355,430.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to herein from the Registrant's Annual Report to Shareholders for the year ended September 27, 1998. Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held February 24, 1999.

                         CAUTIONARY STATEMENT REGARDING
                 FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

     THE FUTURE RESULTS OF THE COMPANY, INCLUDING RESULTS REFLECTED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY, WILL BE IMPACTED BY A NUMBER OF IMPORTANT FACTORS. WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, BY THEIR NATURE, INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.

                                     PART I

     ITEM 1.       BUSINESS.

     (a) GENERAL DEVELOPMENT OF THE BUSINESS. The Registrant was incorporated under the laws of the State of Minnesota in 1955. In the past year the Registrant merged three of its former subsidiaries, Feed-Rite Controls, Inc., Mon-Dak Chemical, Inc., Dakota Chemical, Inc. and its Arrowhead Chemical Division together to form a single wholly owned subsidiary known as Hawkins Water Treatment Group, Inc. ("HWTG"). In fiscal 1999, the Registrant plans to merge HWTG into the Registrant.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Although the Registrant operates through several divisions, its principal business is the formulation, blending and distribution of bulk specialty chemicals. Throughout its operations the Registrant provides related products and services which share similar raw materials, production methods and distribution channels. In the judgment of the Registrant, therefore, it is operating in a single industry segment.

     (c)    NARRATIVE DESCRIPTION OF THE BUSINESS.

     (i) PRODUCTS AND MARKETS. The Registrant's business is conducted throughout the nine-state area of Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Montana, Nebraska, Michigan and Wyoming through its wholly-owned subsidiary and three divisions described below:

            (A) HAWKINS WATER TREATMENT GROUP. This division specializes in providing water and waste-water treatment equipment and chemicals and in services relating to the testing of water samples in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska and Wyoming. It also operates as a distributor of the Registrant's products, and a regional distributor of laundry, dry cleaning, and janitorial supplies in Montana, Wyoming, the Dakotas, Minnesota, northern Wisconsin and the upper peninsula of Michigan.

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

            Since 1963, flooding of the Mississippi River has required the Hawkins Terminal Division to temporarily shift its operations out of its buildings three times, the most recent being in April 1997. No substantial interruptions to sales resulted from the floods because railroad tank cars were successfully used as an alternative means of supply. Although the use of tank cars resulted in additional costs, results of operations were not materially impacted. For approximately two weeks in 1997, the areas around the Registrant's terminal operations were flooded, preventing shipments to and from these locations. The terminals themselves were not flooded as the facilities were adequately protected by dikes. All shipments were made from alternate locations. The additional costs incurred as a result of the flooding did not materially impact the Registrant's results of operations for fiscal 1997. No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the business of the Registrant's Hawkins Terminal Division in the future.

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

     (ii) STATUS OF NEW PRODUCTS. The Registrant began shipping its Cheese-Phos-Registered Trademark- product (discussed below) in late calendar 1995. Sales of this product through fiscal 1998 were not material to the Registrant's results of operations for the period.

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

     Process cheese producers are increasingly moving away from dry forms of sodium ortho phosphates to liquid versions. The advantages of the liquid form include delivery by pumping, greater measurement accuracy and consistency in finished product, and the elimination of undissolved chemical,
dust, and the disposal of empty chemical bags.   The major drawback of the
liquid sodium phosphates currently being used in the cheese processing industry is that it must be stored at between 130 and 160 degrees Fahrenheit to prevent crystallization. Expensive heat storage and steam heated piping is necessary to maintain required temperatures. Back-up generators must also be installed as safeguards against product cooling and solidifying in case of a plant power outage.

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

     (vii) DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. No one customer represents more than approximately four percent of the Registrant's sales, but the loss of its four largest customers could have a material adverse effect on the Registrant's results of operations.

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

     (xii) ENVIRONMENTAL MATTERS. The Registrant is primarily a compounder and distributor, rather than a manufacturer, of chemical products. As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Registrant. The Registrant does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal 1999.

     (xiii) EMPLOYEES. The number of persons employed by the Registrant and its subsidiaries as of September 27, 1998 was 156.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Because the Registrant deals in only one geographic area of the United States, a breakdown of revenue, profitability or assets attributable to different geographic areas is not meaningful to an understanding of Registrant's business.

     ITEM 2.       PROPERTIES.

     The Registrant's principal location consists of approximately eleven acres of land in Minneapolis, Minnesota, with six buildings containing a total of 160,000 square feet of office and warehouse space. The Registrant's principal office, out of which the Hawkins Sales Division operates, is located in one of these buildings, at 3100 East Hennepin Avenue. The other buildings are used by the Registrant, its Hawkins Water Treatment Group subsidiary, and its Industrial Chemical and Equipment division. The Registrant's warehouse facilities in Minneapolis have been retrofitted with sprinklers for fire protection; this process was completed in the second quarter of calendar 1996. The Registrant carries insurance covering the replacement of property damaged by fire or flood.

     Information about the Registrant's other principal facilities is presented below. These facilities, as well as those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned and is fully utilized by the Registrant or its subsidiary.

                                                                         Approx.
Subsidiary or Division          Location           Primary Use          Square Feet
----------------------          --------           -----------          -----------
Hawkins Terminal Division    St. Paul, MN(1)  Office, Warehouse and       32,000
                                                      Garage

Hawkins Water Treatment
Group                          Fargo, ND(2)    Office and Warehouse       22,800

                            Fond du Lac, WI(3)      Warehouse             20,300

                              Washburn, ND     Office and Warehouse       14,000

                              Billings, MT     Office and Warehouse        6,000

                            Sioux Falls, SD(4)      Warehouse             18,000

                             Rapid City, SD         Warehouse              3,600

                              Superior, WI     Office and Warehouse       17,000


---------------------

     (1) The Hawkins Terminal Division operation, located at two sites on opposite sides of the Mississippi River, is made up of three buildings, nine outside storage tanks with a total capacity of approximately 8,900,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land on which the Hawkins Terminal Division buildings and storage tanks are located is leased by the Registrant from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the tonnage unloaded at both sites each year. The applicable leases run until December 31, 1998, at which time the Registrant has an option to renew the leases for an additional five-year period on the same terms and conditions. The Registrant has exercised its option to renew these leases. The Registrant also has options to renew these leases for three additional successive five-year renewal periods (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

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

     The Registrant and its subsidiary also own several trucks, tractors, trailers, and vans.

     ITEM 3.       LEGAL PROCEEDINGS.

     As of the date of this filing, neither the Registrant nor its subsidiary were involved in any pending legal proceeding to which the Registrant or its subsidiary was a party or of which any property of the Registrant or its subsidiaries were the subject other than ordinary routine litigation incidental to their business, except as follows:

            LYNDE COMPANY WAREHOUSE FIRE. On March 1, 1995, the Registrant and its former subsidiary The Lynde Company were named as defendants in an action entitled DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY ("COOKSEY"). This action was certified as a partial class action in state district court in Hennepin County, Minnesota. The plaintiffs sought damages for personal injury and other damages alleged to have been caused by the alleged release of hazardous substances as a result of a fire at an office/warehouse facility used by The Lynde Company. The Registrant has entered into a class settlement agreement with the class, pursuant to which the Registrant has agreed to pay certain of the class' costs and expenses as well as certain compensation to the class pursuant to a Matrix and Plan of Distribution which form a part of the settlement agreement (the "Settlement Agreement"). The district court has given final approval of the settlement.

            The Registrant's primary and umbrella insurers had denied a tender of the defense of the lawsuit and had denied any obligation to indemnify the Registrant for damages claimed by third parties in connection with the fire. On July 7, 1995, the Registrant commenced suits against The North River Insurance Company and the Westchester Fire Insurance Company, the primary and umbrella insurers, respectively, in the United States District Court for the District of Minnesota. On October 6, 1996, the Court entered an Order for Judgment against the two insurers declaring that they each owed the Registrant a duty to defend the Cooksey action, that the insurers had breached their duty to defend and that the Registrant was entitled to judgment against North River in the amount of $890,174 and against Westchester in the amount of $90,868 for fees and expenses incurred by the Registrant through October of 1996 in defending against the Cooksey action and in prosecuting the action against the two insurers. The two insurers appealed the judgments to the Eighth Circuit Court of Appeals, which affirmed the lower court judgments.

            During fiscal 1995, the Registrant recorded $750,000 to cover expected legal and settlement costs for this litigation and an additional $1,771,439 in fiscal 1997. Subsequent to the end of fiscal 1998, the Registrant has been reimbursed for substantially all of its settlement and litigation expenses. In addition, any claims remaining under the Settlement Agreement will be covered by the umbrella insurer as to cost of defense and payment of claims.


     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998.

     ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, their ages and offices held, as of December 15, 1998 are set forth below:

      Name                 Age                       Office
      ----                 ---                       ------
      Dean L. Hahn          65   Chairman of the Board and Chief Executive
                                 Officer

      Donald L. Shipp       63   Vice Chairman

      John R. Hawkins       47   President and Secretary

      Howard M. Hawkins     54   Vice President and Treasurer

      Jon C. Eaton          55   Vice President, Terminal Operations

      Kurt R. Norman        43   Vice President, Hawkins Water Treatment Group


     DEAN L. HAHN has been the Chairman of the Board and Chief Executive Officer of the Company since 1996 and he was the President of the Company from 1983 to 1996.

     DONALD L. SHIPP has been the Vice Chairman of the Board since December 1998. He was the President of the Company from 1996 to December 1998, Executive Vice President from 1983 to 1996 and the President of Feed-Rite Controls, Inc., a subsidiary of the Company, from 1967 to 1996.

     HOWARD M. HAWKINS has been a Vice President of the Company since 1996 and the Company's Treasurer since 1973.

     JOHN R. HAWKINS has been the Company's President since December 1998 and its Secretary since 1991. He was an Executive Vice President from 1997 to December 1998 and Vice President of Sales from 1987 to 1997.

     JON C. EATON has been the Vice President of Terminal Operations for the Company since 1988.

     KURT R. NORMAN has been the Vice President of the Hawkins Water Treatment Group since 1996 and he was General Manager from 1988 to 1996.

                                       PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information under the caption "Quarterly Stock Data" on page 21 of the 1998 Annual Report is incorporated herein by this reference.

     ITEM 6.       SELECTED FINANCIAL DATA.

     The information under the caption "Selected Financial Data" on page 19 of the 1998 Annual Report is incorporated herein by this reference.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the caption "Management's Discussion and Analysis" on pages 8 through 11 of the 1998 Annual Report is incorporated herein by this reference.

     ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information under the caption "Management's Discussion and Analysis" on pages 8 through 11 of the 1998 Annual Report is incorporated herein by this reference.

     ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company and the Independent Auditors' Report therefor on pages 12 through 18 of the 1998 Annual Report are incorporated herein by this reference.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No changes in accountants or disagreements between the Registrant and its accountants regarding accounting principles or financial statement disclosure have occurred during the Registrant's two most recent fiscal years or any subsequent interim period.

                                    PART III

     ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement is incorporated herein by this reference.

     ITEM 11.      EXECUTIVE COMPENSATION.

            The information under the caption "Compensation of Executive Officers and Directors" in the 1999 Proxy Statement is incorporated herein by this reference.

     ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The information under the caption "Security Ownership of Management and Beneficial Ownership" in the 1999 Proxy Statement is incorporated herein by this reference.

     ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the captions "Election of Directors" and "Related Party Transactions" in the 1999 Proxy Statement is incorporated herein by this reference.


                                    PART IV

     ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)(1)      FINANCIAL STATEMENTS OF REGISTRANT.

     The following consolidated financial statements of Hawkins Chemical, Inc. and subsidiary, together with the Independent Auditors' Report, found under appropriate headings in the Registrant's 1998 Annual Report, are hereby incorporated by reference in this Annual Report on Form 10-K.

     Consolidated Balance Sheets at September 27, 1998 and September 28, 1997.

     Consolidated Statements of Income for the Years Ended September 27, 1998, September 28, 1997 and September 29, 1996.

     Consolidated Statements of Shareholders' Equity for the Years Ended September 27, 1998, September 28, 1997 and September 29, 1996.

     Consolidated Statements of Cash Flows for the Years Ended September 27, 1998, September 28, 1997 and September 29, 1996.

     Notes to Consolidated Financial Statements.

     Independent Auditors' Report.

(a)(2)      FINANCIAL STATEMENT SCHEDULES OF REGISTRANT.

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

     Independent Auditors' Report on Schedule.

     Schedule for the Years Ended September 27, 1998, September 28, 1997 and September 29, 1996:

     Schedule II - Valuation and Qualifying Accounts

Condensed financial information of the Registrant is not presented because no restrictions exist on the transfer of funds or assets between the Registrant and its subsidiary.

(a)(3)      EXHIBITS.

     The exhibits to this Annual Report on Form 10-K are listed on the
Exhibit Index on page 15.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of December 28, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Hawkins Chemical, Inc., 3100 East Hennepin Avenue, Minneapolis, Minnesota, 55413,
Attn:  Secretary.

     There are no management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3).

(b)  REPORTS ON FORM 8-K.

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HAWKINS CHEMICAL, INC.
                                        By  /s/ Dean L. Hahn
                                           --------------------------
                                            Dean L. Hahn, Chairman
Dated:  December 28, 1998.                  of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By  /s/ Dean L. Hahn                    Dated:  December 28, 1998
   ------------------------------
   Dean L. Hahn, Chief Executive
   Officer, Director

By  /s/ Howard J. Hawkins               Dated:  December 28, 1998
   ------------------------------
   Howard J. Hawkins, Chairman
   Emeritus, Director

By  /s/ Donald L. Shipp                 Dated:  December 28, 1998
   ------------------------------
   Donald L. Shipp, Vice Chairman,
   Director

By  /s/ John R. Hawkins                 Dated:  December 28, 1998
   ------------------------------
   John R. Hawkins, President and
   Secretary, Director

By  /s/ Howard M. Hawkins               Dated:  December 28, 1998
   ------------------------------
   Howard M. Hawkins, Treasurer
   (Chief Financial and Accounting
   Officer), Director

By  /s/ Carl J. Ahlgren                 Dated:  December 28, 1998
   ------------------------------
   Carl J. Ahlgren, Director

By  /s/ Norman P. Anderson              Dated:  December 28, 1998
   ------------------------------
   Norman P. Anderson, Director

By  /s/ John S. McKeon                  Dated:  December 28, 1998
   ------------------------------
   John S. McKeon, Director

By  /s/ Duane M. Jergenson              Dated:  December 28, 1998
   ------------------------------
   Duane M. Jergenson, Director

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


     We have audited the consolidated financial statements of Hawkins Chemical, Inc. and subsidiary (the "Company") as of September 27, 1998 and September 28, 1997, and for each of the three years in the period ended September 27, 1998, and have issued our report thereon dated December 3, 1998; such consolidated financial statements and report are included in the 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 3, 1998

                                 SCHEDULE II

                    HAWKINS CHEMICAL, INC. AND SUBSIDIARY


                      VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 27, 1998, SEPTEMBER 28, 1997 AND SEPTEMBER 29,
1996

                                                           ADDITIONS
                                              ----------------------------------
                        BALANCE AT            CHARGED TO              CHARGED TO                           BALANCE AT
                       BEGINNING OF           COSTS AND                 OTHER           DEDUCTIONS           END OF
DESCRIPTION                YEAR                EXPENSES                ACCOUNTS         WRITE-OFFS            YEAR
----------------------------------------------------------------------------------------------------------------------
Reserve deducted from
 asset to which it
 applies - allowance
 for doubtful accounts:

YEAR ENDED:
  September 27, 1998      $361,830              $32,700                 $   ---            $15,804           $378,726
                          --------------------------------------------------------------------------------------------
                          --------------------------------------------------------------------------------------------
YEAR ENDED:
  September 28, 1997      $344,002              $31,200                 $   ---            $13,372           $361,830
                          --------------------------------------------------------------------------------------------
                          --------------------------------------------------------------------------------------------
YEAR ENDED:
  September 29, 1996      $347,871              $68,046                 $   ---            $71,915           $344,002
                          --------------------------------------------------------------------------------------------
                          --------------------------------------------------------------------------------------------

                              INDEX TO EXHIBITS


Exhibit No.   Description of  Exhibit                             Method of Filing
-----------   -----------------------                             ----------------
3.1           Amended and Second Restated Articles of     Incorporated by reference to Exhibit
              Incorporation as amended through            3D to the Registrant's Quarterly
              February 28, 1989.                          Report on Form 10-Q for the quarter
                                                          ended March 31, 1989.

3.2           Second Amended and Superseding By-Laws      Incorporated by reference to Exhibit
              as amended through February 15, 1995.       3.2 to the Registrant's Annual Report
                                                          on Form 10-K for the year ended
                                                          October 1, 1995.

4             See Exhibits 3.1 and 3.2 above.

13.1*         Portions of Annual Report to Security       Filed herewith electronically.
              Holders for period ended September 27,
              1998.


21.1*         Subsidiaries of Registrant.                 Filed herewith electronically.

23.1*         Independent Auditors' Consent.              Filed herewith electronically.

27.1*         Financial Data Schedule.                    Filed herewith electronically.


*  Denotes previously unfiled documents.