Form 10-Q
period 1998-12-31
HAWKINS CHEMICAL INC
filed 1999-02-16
CIK 46250

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 1998
                                               -----------------

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

                                              YES  X   NO
                                                  ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at February 5, 1999
--------------------------------------        -------------------------------
Common Stock, par value $.05 per share                 11,245,530

                               HAWKINS CHEMICAL, INC.

                                INDEX TO FORM 10-Q


                                                                            Page No.
                                                                            -------
PART  I.        FINANCIAL INFORMATION

Item 1.         Financial Statements:
                Condensed Balance Sheets - December 31, 1998 and
                   September 27, 1998...................................         3
                Condensed Statements of Income - Three Months Ended
                   December 31, 1998 and 1997...........................         4
                Condensed Statements of Cash Flows - Three Months
                   Ended December 31, 1998 and 1997.....................         5
                Notes to Condensed Financial Statements.................         6

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................       7-10*

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.........................................       11

Item 6.         Exhibits and Reports on Form 8-K...........................      12

                Exhibit Index..............................................      13

                Financial Data Schedule....................................      14

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                              HAWKINS CHEMICAL, INC.
                                             CONDENSED BALANCE SHEETS

                                                                                December 31, 1998       September 27, 1998
                                                                                -----------------       ------------------
   ASSETS                                                                         (Unaudited)         (Derived from audited
                                                                                                      financial statements)
Current assets:
  Cash and cash equivalents.....................................................     $  1,531,790         $  3,197,015
  Investments available-for-sale................................................       17,714,489           14,543,929
  Trade receivables-net.........................................................        9,853,873           11,436,690
  Notes receivable..............................................................          278,523              271,027
  Inventories ..................................................................        9,288,062           10,816,460
  Other current assets..........................................................        1,639,649            1,848,662
                                                                                     ------------         ------------

      Total current assets.....................................................        40,306,386           42,113,783

Property, plant and equipment-net..............................................        18,687,216           18,423,489
Notes receivable-non current....................................................        3,227,806            3,302,923
Other assets....................................................................        2,705,695            2,695,280
                                                                                     ------------         ------------

  Total                                                                              $ 64,927,103         $ 66,535,475
                                                                                     ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................................       $4,318,344           $4,970,341
  Current portion of long-term debt.............................................           95,362               89,123
  Dividends payable.............................................................                             1,147,090
  Other current liabilities.....................................................        3,561,646            5,414,051
                                                                                     ------------         ------------

      Total current liabilities.................................................        7,975,352           11,620,605

Long-term debt..................................................................          328,040              423,402
Deferred income taxes...........................................................        1,013,500            1,011,500
Commitments and contingencies...................................................

Shareholders' equity:
    Common stock, par value $.05 per share; issued and
      outstanding, 11,323,030 and 11,450,895 shares respectively................          566,152              572,545
    Additional paid-in capital..................................................       41,491,986           41,960,535
    Retained earnings...........................................................       13,552,073           10,946,888
                                                                                     ------------         ------------
       Total shareholders' equity...............................................       55,610,211           53,479,968
                                                                                     ------------         ------------
       Total                                                                         $ 64,927,103         $ 66,535,475
                                                                                     ============         ============

                      See accompanying Notes to Condensed Financial Statements.

                                              HAWKINS CHEMICAL, INC.
                                          CONDENSED STATEMENTS OF INCOME



                                                                                     Three Months Ended
                                                                                         December 31
                                                                                --------------------------------
                                                                                    1998              1997
                                                                                -------------    ---------------
                                                                                         (Unaudited)
Net sales...............................................................         $ 23,311,125       $ 22,666,870

Cost of sales...........................................................          (18,123,717)       (17,551,158)
                                                                                 ------------       ------------

Gross profit............................................................            5,187,408          5,115,712

Selling, general and administrative.....................................           (2,515,517)        (2,354,073)

Litigation settlement reimbursement ....................................            2,754,000
                                                                                 ------------       ------------

Income from operations..................................................            5,425,891          2,761,639

Other income (deductions):
   Interest income......................................................              281,062            355,438
   Interest expense.....................................................               (9,232)           (10,793)
   Miscellaneous........................................................               21,913             19,672
                                                                                 ------------       ------------

Total other income (deductions)..................................                     293,743            364,317
                                                                                 ------------       ------------

Income before income taxes........................................                  5,719,634          3,125,956

Provision for income taxes........................................                 (2,293,400)        (1,228,500)
                                                                                 ------------       ------------

Net income............................................................           $  3,426,234       $  1,897,456
                                                                                 ============       ============

Weighted average number of common shares outstanding................               11,361,052         11,603,895
                                                                                 ============       ============

Earnings per common share - basic and diluted................                           $0.30              $0.16
                                                                                 ============       ============


                      See accompanying Notes to Condensed Financial Statements.

                                              HAWKINS CHEMICAL, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   THREE MONTHS ENDED DECEMBER 31
                                                                                  ---------------------------------

                                                                                      1998                  1997
                                                                                  ------------          -----------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.................................................................    $ 3,426,234           $ 1,897,456
    Depreciation and amortization...............................................       420,274               407,739
    Deferred income taxes.......................................................         8,000                40,000
    Other.......................................................................       (26,190)              (11,666)
    Changes in certain current assets and  liabilities..........................       809,826            (1,992,991)
                                                                                  ------------           -----------
        Net cash provided by operating activities                                    4,638,144               340,538
                                                                                  ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment..................................      (668,227)           (1,658,167)
    Purchases of investments....................................................    (3,170,560)             (142,219)
    Payments received on notes receivable.......................................        67,622                27,768
                                                                                  ------------           -----------
        Net cash used in investing activities                                       (3,771,165)           (1,772,618)
                                                                                  ------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends paid.........................................................    (1,147,090)           (1,044,351)
    Acquisition and retirement of stock.........................................    (1,295,991)
    Debt repayment..............................................................       (89,123)              (59,928)
                                                                                  ------------           -----------
        Net cash used in financing activities                                       (2,532,204)           (1,104,279)
                                                                                  ------------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,665,225)           (2,536,359)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         3,197,015             8,065,021
                                                                                  ------------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 1,531,790           $ 5,528,662
                                                                                   ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for interest......................................................   $    38,780           $    42,975
                                                                                   ===========           ===========
    Cash paid for income taxes..................................................   $   163,500           $   645,000
                                                                                   ===========           ===========


                      See accompanying Notes to Condensed Financial Statements.

                             HAWKINS CHEMICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Prior to December 30, 1998, the basis of the financial statements presented included the accounts of Hawkins Chemical, Inc. and its wholly owned subsidiary, Hawkins Water Treatment Group, Inc. (the Company). All significant inter-company transactions and balances have been eliminated. Effective December 30, 1998 the subsidiary was merged into Hawkins Chemical, Inc.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 27, 1998, previously filed with the Commission. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

     Effective September 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the periods presented, comprehensive income is the same as net income.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 Hawkins Chemical, Inc. Annual Report which is incorporated by reference to Form 10-K filed with the Commission on December 28, 1998.

2. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $2,025,000 at December 31, 1998. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4.   Cash dividends in the amount of $1,147,090 were paid on October 9, 1998.

5. During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. Through the end of the fiscal year ended September 30, 1998, the Company had paid approximately $2,728,000 in settlement and legal costs in connection with the Company's defense of a lawsuit filed against it as a result of the fire. The Company's insurers denied coverage and refused to defend the lawsuit. In the first quarter of fiscal 1999, the Company prevailed against its insurers to recover the legal and settlement costs in connection with the 1995 warehouse fire. The Company received $2,754,000, which covers substantially all of its settlement and legal costs. The umbrella insurer has agreed to defend and indemnify the Company on remaining claims under the Settlement Agreement up to and in accordance with its policy limits of $5,000,000. The Company's results of operations for the first fiscal quarter of 1999 include $2,754,000 associated with this settlement.

6. During the quarter ended December 31, 1998, the Company acquired and retired 127,865 shares of common stock for $1,295,991.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONTINUING OPERATIONS

Net sales increased $644,255, or 2.8%, in the first quarter of this fiscal year as compared to the same quarter a year ago. The increase is due mainly to volume increases throughout the Company, which was partially offset by selling price decreases in a few product lines.

The gross margin, as a percentage of net sales, for the first quarter of fiscal 1999 was 22.3% compared to 22.6% for the same quarter one year ago. This decrease was mainly due to depressed profit margins in a high-volume product line. Management expects this to be temporary and anticipates a return to normal profit margins during this fiscal year. Historically, gross margins have fluctuated in the first quarter of our fiscal year due to the mix of products sold, as the first quarter volumes are generally the weakest of the four quarters. The Company has generally been able to, and expects to continue to, adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the first quarter of fiscal 1999 were 10.8% compared to 10.4% for the same quarter one year ago. The increase was mainly due to increased employee compensation and benefits, which comprise the majority of the selling, general and administrative expenditures. Most of the remaining expenses in this category are fixed in nature and fluctuate only slightly with sales.

During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. Through the end of the fiscal year ended September 30, 1998, the Company had paid approximately $2,728,000 in settlement and legal costs in connection with the Company's defense of a lawsuit filed against it as a result of the fire. The Company's insurers denied coverage and refused to defend the lawsuit. In the first quarter of fiscal 1999, the Company prevailed against its insurers to recover the legal and settlement costs in connection with the 1995 warehouse fire. The Company has received $2,754,000, which covers substantially all of its settlement and legal costs. The umbrella insurer has agreed to defend and indemnify the Company on remaining claims under the Settlement Agreement up to and in accordance with its policy limits of $5,000,000. The Company's results of operations for the first fiscal quarter of 1999 include $2,754,000 associated with this settlement.

Income from operations increased $2,664,252 in the first quarter of fiscal 1999, compared to fiscal 1998. This increase is primarily attributable to the amounts received from the Company's insurers in connection with the 1995 fire at the Lynde Company, a former wholly owned subsidiary, which covers substantially all of its settlement and legal costs previously incurred in connection with the fire.

OTHER INCOME

Interest income decreased $74,376, or 20.9%, for the quarter ended December 31, 1998 compared to the same quarter one year ago. This decrease is due to less cash available for investments during the quarter. Interest expense decreased slightly due to the decline in long-term debt. Other miscellaneous income increased slightly, $2,241, as compared to the previous year.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ended December 31, 1998, cash provided by operations was $4,638,144 compared to $340,538 for the same period one-year ago. This increase was due mainly to the increase in net income and changes in certain current asset and liability accounts discussed below. The increase in net income is primarily due to the amounts received from the Company's insurers in connection with the 1995 fire at the Lynde Company. During the three months ended December 31, 1998, the Company invested $668,227 in property and equipment additions and added $3,170,560 to investments.

Accounts receivable, inventories, accounts payable and other current liabilities decreased during the first three months of fiscal 1999. Decreases in these accounts are typical for the first quarter of our fiscal year. Other current assets decreased due to a reduction in prepaid income taxes during the quarter ended December 31, 1998. The Company did not issue any securities during the quarter ended December 31, 1998.

During the quarter ended December 31, 1998, the Company acquired and retired 127,865 shares of common stock for $1,295,991.

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

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents include all liquid debt instruments (primarily cash funds and certificates of deposit) purchased with an original maturity of three months or less. Cash equivalents are carried at cost, which approximates market value. Investments classified as available-for-sale securities consist of insurance contracts and variable rate marketable securities (primarily municipal bonds and annuity contracts) that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity or changes in the availability or yield of alternative investments. These securities are carried at market value which approximates cost.

Other than as discussed above, management is not aware of any matters that have materially affected the first three months of fiscal 1999, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

YEAR 2000 COMPLIANCE

As generally known, the Year 2000 issue pertains to the inability of some computer hardware and software and other electronic devices to operate properly as January 1, 2000 approaches, and beyond. The Company has taken, and will continue to take, actions intended to minimize the impact of the Year 2000 issue, although it is impossible to eliminate these risks entirely.

The Company's major information technology (IT) systems and infrastructure have been upgraded or replaced in the ordinary course of business over the last two years. Approximately $480,500 has been spent through December 31, 1998 to upgrade the Company's primary IT systems, IT infrastructure and security systems, and to replace the telephone, voicemail, and timekeeping systems to Year 2000 compliant systems. The
Company will continue to invest in technology to accommodate the Company's future growth, with such improvements intended to achieve Year 2000 compliance as a byproduct of the upgrades.

The Company is currently implementing a Year 2000 compliance testing program of its hardware, software and equipment. Testing will include, but is not limited to, corporate IT systems, IT infrastructure, security systems, telephone systems, manufacturing and laboratory equipment, and timekeeping systems. Although the Company does not expect that costs necessary to replace non-compliant systems will have a material impact on the Company's results of operations, liquidity, or financial condition, it is not possible to estimate the total expected cost associated with achieving Year 2000 issue readiness.

The Company relies on computer processing for its business activities and the Year 2000 issue creates risk for the Company from unforeseen problems in the Company's systems and from third parties with whom the Company does business. The failure of the Company's systems and/or third party systems could have a material adverse effect on the Company's results of operations, liquidity, and financial condition.

Year 2000 readiness of third parties with whom the Company does business, particularly suppliers of critical products and providers of utility and communication services, could impair the Company's ability to deliver products and services and could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. This worst case scenario, if it should occur, could have a material adverse effect on the Company's operations, liquidity or financial condition, particularly if the disruption continues for a significant length of time.

While third party risk related to the Year 2000 issues is difficult to quantify or control, the Company is taking steps to try to minimize the potential adverse effect that could arise. The Company has sent Year 2000 surveys to its suppliers asking for the compliance status of suppliers' products and internal operations. The responses received by the Company to date indicate that most of its suppliers expect to be Year 2000 compliant in a timely manner. The Company plans to develop third party contingency plans as it identifies partners evidencing inadequate Year 2000 preparations. Contingency plans may include plans to accumulate extra inventory and/or establish alternative sources of supply and channels of distribution. However, even with diligent planning, third party providers pose an uncertain risk which cannot be entirely eliminated.

Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 issue readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 issue failures will have a material impact on the Company's results of operations, liquidity, or financial condition.

MARKET RISK

At December 31, 1998, the Company had an investment portfolio of fixed income securities of $2,363,435, excluding $18,756,899 of those classified as cash and cash equivalents and variable rate securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. In accordance with SFAS No. 131, the segment disclosure, if any, will be included in the Company's Form 10-K for the year ending October 3, 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Management has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this filing, the Registrant was not involved in any pending legal proceedings to which the Registrant was a party or of which any property of the Registrant was the subject other than ordinary routine litigation incidental to their business, except as follows:

     LYNDE COMPANY WAREHOUSE FIRE. On March 1, 1995, the Company and its former subsidiary, The Lynde Company, were named as defendants in an action entitled DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY ("COOKSEY"). This action was certified as a partial class action in state district court in Hennepin County, Minnesota. The plaintiffs sought damages for personal injury and other damages alleged to have been caused by the alleged release of hazardous substances as a result of a fire at an office/warehouse facility used by The Lynde Company. The Registrant entered into a class settlement agreement with the class, pursuant to which the Registrant agreed to pay certain of the class' costs and expenses, as well as certain compensation to the class pursuant to a Matrix and Plan of Distribution which form a part of the settlement agreement (the "Settlement Agreement"). The district court gave final approval of the settlement.

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

     During fiscal 1995, the Registrant recorded $750,000 to cover expected legal and settlement costs for this litigation and an additional $1,771,439 in fiscal 1997. Since the beginning of fiscal 1999, the Registrant has been reimbursed for substantially all of its settlement and litigation expenses. Hawkins' umbrella insurer has agreed to defend and indemnify Hawkins on remaining claims under the Settlement Agreement up to and in accordance with its policy limits of $5,000,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

            Exhibit No.              Description of Exhibit
          -----------------          ------------------------------------------
                 27                  Financial Data Schedule

(b) Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HAWKINS CHEMICAL, INC.

                                    BY /s/  Howard M. Hawkins
                                       ---------------------------------------
                                       Howard M. Hawkins, Treasurer
                                       (Chief Financial and Accounting Officer)

Dated:  February 12, 1999

                                 EXHIBIT INDEX

The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

            Exhibit No.            Description of Exhibit           Page No.
          -----------------    --------------------------------   ------------
                 27            Financial Data Schedule               14