Form 10-Q
period 1999-03-31
HAWKINS CHEMICAL INC
filed 1999-05-17
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                             Yes   X     No
                                 -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at May 12, 1999
---------------------------------------          ---------------------------
Common Stock, par value $.05 per share                   10,982,781

                             HAWKINS CHEMICAL, INC.

                               INDEX TO FORM 10-Q

                                                                                                      Page No.
                                                                                                    -----------
PART  I.        FINANCIAL INFORMATION

Item 1.         Financial Statements:

                Condensed Balance Sheets - March 31, 1999 and
                  September 27, 1998 ...............................................................      3
                Condensed Statements of Income - Three Months and
                  Six Months Ended March 31, 1999 and 1998 .........................................      4
                Condensed Statements of Cash Flow - Six Months
                  Ended March 31, 1999 and 1998 ....................................................      5
                Notes to Condensed Financial Statements ............................................      6

Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ........................................................   7-10

Item 3.         Quantitative and Qualitative Disclosures about Market Risk .........................     10

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings ..................................................................    11

Item 4.         Submission of Matters to a Vote of Securities Holders ..............................    12

Item 6.         Exhibits and Reports on Form 8-K ...................................................    12

                Exhibit Index ......................................................................    13

                Financial Data Schedule ............................................................    14

                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements

                             HAWKINS CHEMICAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                          March 31, 1999          September 27, 1998
                                                                          --------------         ---------------------
                                                                           (Unaudited)           (Derived from audited
                                                                                                 financial statements)
ASSETS

Current assets:
  Cash and cash equivalents ...........................................   $ 3,323,512                 $ 3,197,015
  Investments available-for-sale ......................................    17,175,365                  14,543,929
  Trade receivables-net ...............................................    10,681,825                  11,436,690
  Notes receivable ....................................................       286,168                     271,027
  Inventories .........................................................     7,268,893                  10,816,460
  Other current assets ................................................     1,389,076                   1,848,662
                                                                          -----------                 -----------

      Total current assets ............................................    40,124,839                  42,113,783

Property, plant and equipment-net .....................................    18,622,378                  18,423,489
Notes receivable-non current ..........................................     3,005,931                   3,302,923
Other assets ..........................................................     2,718,350                   2,695,280
                                                                          -----------                 -----------

  Total ...............................................................   $64,471,498                 $66,535,475
                                                                          -----------                 -----------
                                                                          -----------                 -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable-trade ..............................................   $ 4,516,006                 $ 4,970,341
  Current portion of long-term debt ...................................        95,362                      89,123
  Dividends payable ...................................................     1,667,532                   1,147,090
  Other current liabilities ...........................................     3,227,222                   5,414,051
                                                                          -----------                 -----------

      Total current liabilities .......................................     9,506,122                  11,620,605

Long-term debt ........................................................       328,040                     423,402

Deferred income taxes .................................................     1,015,500                   1,011,500

Commitments and contingencies

Shareholders' equity:
    Common stock, par value $.05 per share; issued and
      outstanding, 11,116,530 and 11,450,895 shares respectively ......       555,827                     572,545
    Additional paid-in capital ........................................    40,735,288                  41,960,535
    Retained earnings .................................................    12,330,721                  10,946,888
                                                                          -----------                 -----------

       Total shareholders' equity .....................................    53,621,836                  53,479,968
                                                                          -----------                 -----------

       Total                                                              $64,471,498                 $66,535,475
                                                                          -----------                 -----------
                                                                          -----------                 -----------


           See accompanying Notes to Condensed Financial Statements.

                             HAWKINS CHEMICAL, INC.
                         CONDENSED STATEMENTS OF INCOME

                                                       Three Months Ended March 31             Six Months Ended March 31
                                                        1999                1998                1999               1998
                                                    --------------     ----------------     --------------    ---------------
                                                               (Unaudited)                          (Unaudited)
Net sales .........................................    $ 22,763,885       $ 22,316,507      $ 46,075,010       $ 44,983,377

Cost of sales .....................................     (17,522,076)       (17,425,745)      (35,645,793)       (34,976,903)
                                                       ------------       ------------      ------------       ------------

Gross profit ......................................       5,241,809          4,890,762        10,429,217         10,006,474

Selling, general and administrative ...............      (2,490,377)        (2,366,541)       (5,005,894)        (4,720,614)

Litigation settlement reimbursement ...............                                            2,754,000
                                                       ------------       ------------      ------------       ------------

Income from operations ............................       2,751,432          2,524,221         8,177,323          5,285,860

Other income (deductions):
   Interest income ................................         269,009            306,311           550,071            661,749
   Interest expense ...............................          (9,213)           (10,771)          (18,445)           (21,564)
   Miscellaneous ..................................         (46,390)            14,136           (24,477)            33,808
                                                       ------------       ------------      ------------       ------------

       Total other income (deductions) ............         213,406            309,676           507,149            673,993
                                                       ------------       ------------      ------------       ------------

Income before income taxes ........................       2,964,838          2,833,897         8,684,472          5,959,853

Provision for income taxes ........................      (1,176,100)        (1,116,800)       (3,469,500)        (2,345,300)
                                                       ------------       ------------      ------------       ------------

Net income ........................................    $  1,788,738       $  1,717,097      $  5,214,972       $  3,614,553
                                                       ------------       ------------      ------------       ------------
                                                       ------------       ------------      ------------       ------------


Weighted average number of shares outstanding .....      11,218,686         11,603,895        11,291,792         11,603,895
                                                       ------------       ------------      ------------       ------------
                                                       ------------       ------------      ------------       ------------


Earnings per share - basic and diluted ............    $       0.16       $       0.15      $       0.46       $       0.31
                                                       ------------       ------------      ------------       ------------
                                                       ------------       ------------      ------------       ------------



           See accompanying Notes to Condensed Financial Statements.

                             HAWKINS CHEMICAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED MARCH 31

                                                                      1999                1998
                                                                ---------------     ---------------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..............................................   $ 5,214,972           $ 3,614,553
    Depreciation and amortization ...........................       889,049               851,709
    Deferred income taxes ...................................       210,000                78,000
    Other ...................................................       (54,620)              (55,475)
    Changes in certain current assets and liabilities .......     1,914,854            (2,062,529)
                                                                -----------           -----------
        Net cash provided by operating activities ...........     8,174,255             2,426,258
                                                                -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ..............    (1,056,388)           (2,967,480)
    Purchases and sales of investments - net ................    (2,631,436)             (268,317)
    Payments received on notes receivable ...................       281,851               167,373
                                                                -----------           -----------
        Net cash used in investing activities ...............    (3,405,973)           (3,068,424)
                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends paid .....................................    (1,147,090)           (1,044,351)
    Acquisition and retirement of stock .....................    (3,405,572)
    Debt repayment ..........................................       (89,123)              (59,928)
                                                                -----------           -----------
        Net cash used in financing activities                    (4,641,785)           (1,104,279)
                                                                -----------           -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    126,497            (1,746,445)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      3,197,015             8,065,021
                                                                -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 3,323,512           $ 6,318,576
                                                                -----------           -----------
                                                                -----------           -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid for interest ..................................   $    40,897           $    45,092
                                                                -----------           -----------
                                                                -----------           -----------

    Cash paid for income taxes ..............................   $ 2,383,500           $ 3,189,000
                                                                -----------           -----------
                                                                -----------           -----------


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

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended September 27, 1998, previously filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

     Effective September 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." For the periods presented, comprehensive income is the same as net income.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1998 Hawkins Chemical, Inc. Annual Report on Form 10-K, which is incorporated by this reference filed with the Securities and Exchange Commission on December 28, 1998.

2. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,500,000 at March 31, 1999. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. Through the end of the fiscal year ended September 27, 1998, the Company had paid approximately $2,728,000 in settlement and legal costs in connection with the Company's defense of a lawsuit filed against it as a result of the fire. The Company's insurers denied coverage and refused to defend the lawsuit. In the first quarter of fiscal 1999, the Company prevailed against its insurers to recover the legal and settlement costs in connection with the 1995 warehouse fire. The Company received $2,754,000, which covers substantially all of its settlement and legal costs. The umbrella insurer has agreed to defend and indemnify the Company on remaining claims under the Settlement Agreement up to and in accordance with its policy limits of $5,000,000. The Company's results of operations for the first six months of fiscal 1999 include $2,754,000 associated with this settlement.

5. During the six-month period ended March 31, 1999, the Company acquired through open market purchases and retired 334,365 shares of its common stock for $3,405,572.

6. Cash dividends in the amount of $1,147,090 were paid on October 9, 1998. On February 24, 1999, the Board of Directors declared a semi-annual cash dividend of $.11 per share and a special cash dividend of $.04 per share. Both are payable April 13, 1999 to shareholders of record at the close of business April 2, 1999.

 Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales increased $447,378, or 2.0%, in the second quarter of this fiscal year as compared to the same quarter a year ago, and increased $1,091,633, or 2.4%, in the first six months of fiscal 1999 as compared to the same period in fiscal 1998. These increases were primarily due to increased volumes in most product lines, although the increases were partially offset by selling price decreases of a single, large-volume product (caustic soda).

Gross margin, as a percentage of net sales, for the second quarter of this fiscal year was 23.0% compared to 21.9% for the same quarter one year ago, and 22.6% for the first six months of this fiscal year, compared to 22.2% for the first six months of fiscal 1998. These increases were mainly due to a slight increase in the profit margins on a few product lines and to maintaining the approximate same dollar profit margin of the single, large-volume product line mentioned above, in which case both the selling price and cost of the product had decreased from one year ago. The demand for this product does not fluctuate materially as the cost and selling price increases or decreases. By maintaining relatively stable dollar margins, the gross margin percentage will generally increase when the cost of product is decreasing. The Company has generally been able to and expects to continue to adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable dollar gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the second quarter of fiscal 1999 were 10.9% compared to 10.6% for the same quarter one year ago, and 10.9% for the first six months of fiscal 1999 as compared to 10.5% for the first six months of fiscal 1998. Stated as a percentage of the same period one year ago, the second quarter increase in such expenses was 5.2%, or $123,836, and the six month increase was 6.0%, or $285,280. These increases were mainly due to increased expenses for employee compensation and benefits, which make up the majority of the selling, general and administrative expenditures. Of the remaining expenses in this category, no single item is more than 6% of the total. Most of these remaining expenses fluctuate only slightly with sales.

During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. Through the end of the fiscal year ended September 27, 1998, the Company had paid approximately $2,728,000 in settlement and legal costs in connection with the Company's defense of a lawsuit filed against it as a result of the fire. The Company's insurers denied coverage and refused to defend the lawsuit. In the first quarter of fiscal 1999, the Company prevailed against its insurers to recover the legal and settlement costs in connection with the 1995 warehouse fire. The Company has received $2,754,000, which covers substantially all of its settlement and legal costs. The umbrella insurer has agreed to defend and indemnify the Company on remaining claims under the Settlement Agreement up to and in accordance with its policy limits of $5,000,000. The Company's results of operations for the first six months of fiscal 1999 include $2,754,000 associated with this settlement.

Income from operations increased $227,211, or 9.0%, in the second quarter and $2,891,463, or 54.7%, in the first six months of fiscal 1999 as compared to the same periods one year ago. The second quarter increase is primarily due to the gross profit increase. The six month increase is primarily attributable to the amounts received from the Company's insurers in connection with the 1995 fire referred to in the previous paragraph.

Interest income decreased $37,302 in the second quarter of fiscal 1999 as compared to the same quarter one year ago and $111,678 for the first six months of this fiscal year as compared to the same period one year ago. These decreases are the result of investing a larger amount of the cash available for investment in tax-free municipal bonds, which generally have a lower rate of return, since earnings from them are not taxable for Federal income tax purposes and to less cash available for investments at the beginning of the period. Interest expense decreased slightly in the second quarter and the first six months of fiscal 1999 compared to the same periods one year ago due to the decline in the amount of long-term debt outstanding. Other miscellaneous income (deductions) decreased as compared to the previous periods due to a gain on the sale of land and building in March, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended March 31, 1999, cash flows from operations were $8,174,255. This amount was $5,747,997 higher than cash provided by operations during the same period one year ago, due mainly to an increase in net income and to changes in certain current assets and liability accounts discussed below. During the six-month period ended March 31, 1999, the Company invested $1,056,388 in property and equipment additions and increased investments available-for-sale by $2,631,436.

Accounts receivable, inventories and accounts payable decreased during the first six months of fiscal 1999. These decreases are typical for the first six months of our fiscal year. Other current assets decreased due to a reduction in prepaid income taxes that existed at fiscal year end. Other current liabilities decreased as a result of the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the six-month period ended March 31, 1999.

Through open market purchases, the Company acquired and retired 206,500 shares of common stock for $2,109,581 during the quarter ended March 31, 1999 and 334,365 shares of common stock for $3,405,572 during the six-month period ended March 31, 1999.

The cash flows from operations, combined with the Company's strong cash position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company's total debt-to-capital ratio puts it in a position to issue either debt or equity securities on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments pursuant to an investment policy adopted by the Board of Directors. The policy directs investment in short-term and mid-term fixed income instruments earning a market rate of interest without assuming undue risk of principal. Primary objectives are preservation of principal, maintenance of liquidity, and rate of return. Cash equivalents consist of short-term certificates of deposit and investments consist of relatively low-risk investment and annuity contracts with highly rated, stable insurance companies, and marketable securities consisting of investment grade municipal securities, all of which are carried at cost which approximates fair value. All cash equivalents are highly liquid and are available upon demand. There are some penalties associated with the early liquidation of the Company's investment and annuity contracts.

Other than as discussed above, management is not aware of any matters that have materially affected the first six months of fiscal 1999, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.


YEAR 2000 COMPLIANCE

As generally known, the Year 2000 issue pertains to the inability of some computer hardware and software and other electronic devices to operate properly as January 1, 2000 approaches, and beyond.

The Company has taken, and will continue to take, actions intended to minimize the impact of the Year 2000 issue, although it is impossible to eliminate these risks entirely.

The Company's major information technology (IT) systems and infrastructure have been upgraded or replaced in the ordinary course of business over the last two years. Approximately $515,200 has been spent through March 31, 1999 to upgrade the Company's primary IT systems, IT infrastructure and security systems, and to replace the telephone, voicemail, and timekeeping systems to Year 2000 compliant systems. The Company will continue to invest in technology to accommodate the Company's future growth, with such improvements intended to achieve Year 2000 compliance as a byproduct of the upgrades.

The Company is currently testing its hardware, software and equipment for Year 2000 compliance. Testing includes, but is not limited to, corporate IT systems, IT infrastructure, security systems, telephone systems, manufacturing and laboratory equipment, and timekeeping systems. Although the Company does not expect that costs necessary to replace non-compliant systems will have a material impact on the Company's results of operations, liquidity, or financial condition, it is not possible to estimate the total expected cost associated with achieving Year 2000 issue readiness.

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

While third party risk related to the Year 2000 issues is difficult to quantify or control, the Company is taking steps to try to minimize the potential adverse effect that could arise. The Company has sent Year 2000 surveys to its suppliers asking for the compliance status of suppliers' products and internal operations. The responses received by the Company to date indicate that most of its suppliers expect to be Year 2000 compliant in a timely manner. The Company is developing third party contingency plans as it identifies partners evidencing inadequate Year 2000 preparations. Contingency plans include plans to accumulate extra inventory and/or establish alternative sources of supply and channels of distribution. However, even with diligent planning, third party providers pose an uncertain risk which cannot be entirely eliminated.

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



Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

At March 31, 1999, the Company had an investment portfolio of fixed income securities of $2,290,077, excluding $20,106,397 of those classified as cash and cash equivalents and variable rate securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

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

Item 4.   Submission of matters to a vote of Security Holders.

     The annual meeting of the shareholders of the Company was held on February 24, 1999.

     The following is a tabulation of the results of votes cast on the matters noted upon at the annual meeting of the shareholders:

     PROPOSAL 1:   Election of Directors.  All of management's nominees for
                   director were elected with the following votes:

                                                                                                               Broker
                                             For             Against           Withheld        Abstain        Non-Votes
                                         ---------           -------           --------        -------        ---------
         Dean L. Hahn                    8,939,659              0               332,730         0               0
         G. Robert Gey                   9,010,210              0               262,179         0               0
         Howard M. Hawkins               9,032,515              0               239,874         0               0
         Donald L. Shipp                 8,944,164              0               328,225         0               0
         John S. McKeon                  8,539,732              0               732,657         0               0
         John R. Hawkins                 9,032,515              0               239,874         0               0
         Duane Jergenson                 9,010,210              0               262,179         0               0

     PROPOSAL 2:   Proposal to increase the Company's authorized common
                   stock from 15,000,000 to 30,000,000 shares:

                                                                                        Broker
                       For             Against              Withheld      Abstain      Non-Votes
                   ---------           -------              --------      -------      ---------
                   8,580,119           625,370                  0         66,900          0

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

            Exhibit No.              Description of Exhibit
            -----------              ----------------------
                 27                  Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K have been filed during the fiscal quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HAWKINS CHEMICAL, INC.


                                BY   /s/  Howard M. Hawkins
                                     ---------------------------------------
                                     Howard M. Hawkins, Treasurer
                                     (Chief Financial and Accounting Officer)
Dated:  May 12, 1999

                                  EXHIBIT INDEX



The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

   Exhibit No.         Description of Exhibit              Page No.
   -----------        -----------------------              --------
        27            Financial Data Schedule                 14