Form 10-Q
period 1999-06-30
HAWKINS CHEMICAL INC
filed 1999-08-16
CIK 46250

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________________to ___________________

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

                       Yes    X     No
                            ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at August 12, 1999
 --------------------------------------         ------------------------------
 Common Stock, par value $.05 per share                  10,951,281

                           HAWKINS CHEMICAL, INC.

                            INDEX TO FORM 10-Q


                                                                              Page No.
                                                                            -----------
PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Balance Sheets - June 30, 1999 and September 27, 1998...       3
          Condensed Statements of Income - Three Months and Nine Months
            Ended June 30, 1999 and 1998  ..................................       4
          Condensed Statements of Cash Flow - Nine Months
            Ended June 30, 1999 and 1998....................................       5
          Notes to Condensed Financial Statements...........................       6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................     7-9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........     10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................     10

Item 6.   Exhibits and Reports on Form 8-K...................................     11

          Exhibit Index......................................................     12

          Financial Data Schedule............................................     13




                           PART I. FINANCIAL INFORMATION

Item I.  Financial Statements

                               HAWKINS CHEMICAL, INC.
                              CONDENSED BALANCE SHEETS


                                                                                June 30, 1999           September 27, 1998
                                                                                -------------           ------------------
                                                                                 (Unaudited)           (Derived from audited
                                                                                                        financial statements)
  ASSETS

Current assets:
  Cash and cash equivalents.....................................................      $ 2,664,858          $ 3,197,015
  Investments available-for-sale................................................       17,251,752           14,543,929
  Trade receivables-net.........................................................       10,969,182           11,436,690
  Notes receivable..............................................................          291,513              271,027
  Inventories...................................................................        6,933,495           10,816,460
  Other current assets..........................................................        1,547,020            1,848,662
                                                                                ------------------       ---------------

      Total current assets......................................................       39,657,820           42,113,783

Property, plant and equipment-net...............................................       18,839,709           18,423,489
Notes receivable-non current....................................................        2,925,227            3,302,923
Other assets....................................................................        2,727,456            2,695,280
                                                                                ------------------       ---------------

  Total                                                                              $ 64,150,212         $ 66,535,475
                                                                                ------------------       ---------------
                                                                                ------------------       ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable-trade........................................................       $4,644,445           $4,970,341
  Current portion of long-term debt.............................................           95,362               89,123
  Dividends payable.............................................................                             1,147,090
  Other current liabilities.....................................................        3,485,021            5,414,051
                                                                                ------------------       ---------------

      Total current liabilities.................................................        8,224,828           11,620,605

Long-term debt..................................................................          328,040              423,402

Deferred income taxes...........................................................        1,017,500            1,011,500

Commitments and contingencies...................................................

Shareholders' equity:
    Common stock, par value $.05 per share; issued and
      outstanding, 10,951,281 and 11,450,895 shares respectively................          547,564              572,545
    Additional paid-in capital..................................................       40,129,749           41,960,535
    Retained earnings...........................................................       13,902,531           10,946,888
                                                                                ------------------       ---------------

       Total shareholders' equity...............................................       54,579,844           53,479,968
                                                                                ------------------       ---------------

       Total                                                                         $ 64,150,212         $ 66,535,475
                                                                                ------------------       ---------------
                                                                                ------------------       ---------------

           See accompanying Notes to Condensed Financial Statements.

                            HAWKINS CHEMICAL, INC.
                         CONDENSED STATEMENTS OF INCOME

                                         Three Months Ended June 30           Nine Months Ended June 30
                                           1999               1998               1999               1998
                                       --------------     --------------    ---------------    ---------------
                                                  (Unaudited)                          (Unaudited)
Net sales ............................   $ 24,959,934    $ 25,719,653       $ 71,034,944       $ 70,703,030

Cost of sales ........................    (18,353,963)    (19,537,731)       (53,999,756)       (54,514,634)
                                         ------------    ------------       ------------       ------------

Gross profit .........................      6,605,971       6,181,922         17,035,188         16,188,396

Selling, general and administrative ..     (2,894,343)     (2,805,881)        (7,900,237)        (7,526,496)

Litigation settlement reimbursement ..         97,708                          2,851,708
                                         ------------    ------------       ------------       ------------

Income from operations ...............      3,809,336       3,376,041         11,986,659          8,661,900

Other income (deductions):
   Interest income ...................        276,843         301,764            826,914            963,513
   Interest expense ..................         (9,211)        (11,181)           (27,656)           (32,722)
   Miscellaneous .....................         (4,444)         16,823            (28,921)            50,608
                                         ------------    ------------       ------------       ------------

       Total other income (deductions)        263,188         307,406            770,337            981,399
                                         ------------    ------------       ------------       ------------

Income before income taxes ...........      4,072,524       3,683,447         12,756,996          9,643,299

Provision for income taxes ...........     (1,631,800)     (1,454,200)        (5,101,300)        (3,799,500)
                                         ------------    ------------       ------------       ------------

Net income ...........................   $  2,440,724    $  2,229,247       $  7,655,696       $  5,843,799
                                         ------------    ------------       ------------       ------------
                                         ------------    ------------       ------------       ------------


Weighted average number of shares
  outstanding ........................     10,991,611      11,603,895         11,192,820         11,603,895
                                         ------------    ------------       ------------       ------------
                                         ------------    ------------       ------------       ------------


Earnings per share - basic
   and diluted........................          $0.22           $0.19              $0.68              $0.50
                                         ------------    ------------       ------------       ------------
                                         ------------    ------------       ------------       ------------


              See accompanying Notes to Condensed Financial Statements.

                              HAWKINS CHEMICAL, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED JUNE 30
                                                        -----------------------------------------

                                                               1999                  1998
                                                         -----------------      ----------------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.........................................  $   7,655,696         $   5,843,799
    Depreciation and amortization......................      1,465,723             1,357,843
    Deferred income taxes..............................        (12,800)              122,000
    Other..............................................        (79,499)              (79,715)
    Changes in certain current assets and liabilities..      2,415,989            (3,504,210)
                                                        ----------------       ---------------
        Net cash provided by operating activities           11,445,109             3,739,717
                                                        ----------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment.........     (1,834,620)           (4,075,939)
    Purchases and sales of investments-net.............     (2,707,823)           (2,410,955)
    Payments received on notes receivable..............        357,210               234,643
                                                        ----------------       ---------------
        Net cash used in investing activities               (4,185,233)           (6,252,251)
                                                        ----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends paid.................................    (2,814,622)           (2,204,740)
    Acquisition and retirement of stock.................    (4,888,288)
    Debt repayment......................................       (89,123)              (59,928)
                                                        ----------------       ---------------
        Net cash used in financing activities               (7,792,033)           (2,264,668)
                                                        ----------------       ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                         (532,157)           (4,777,202)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 3,197,015             8,065,021
                                                         -----------------      ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   2,664,858         $   3,287,819
                                                        ----------------       ---------------
                                                        ----------------       ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for interest.............................  $      40,897         $      45,502
                                                        ----------------       ---------------
                                                        ----------------       ---------------

    Cash paid for income taxes.........................  $   4,113,666         $   4,624,487
                                                        ----------------       ---------------
                                                        ----------------       ---------------



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

2. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,274,000 at June 30, 1999. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. Through the end of the fiscal year ended September 27, 1998, the Company had paid approximately $2,728,000 in settlement and legal costs in connection with the Company's defense of a lawsuit filed against it as a result of the fire. The Company's insurers denied coverage and refused to defend the lawsuit. In the first quarter of fiscal 1999, the Company prevailed against its insurers to recover the legal and settlement costs in connection with the 1995 warehouse fire. Through the nine-month period ended June 30, 1999, the Company has received $2,851,708, of which $97,708 was received during the third quarter, which covers substantially all of its settlement and legal costs. The umbrella insurer has agreed to defend and indemnify the Company on remaining claims under the Settlement Agreement up to and in accordance with its policy limits of $5,000,000. The Company's results of operations for the first nine months of fiscal 1999 include $2,851,708 associated with this settlement.

5. During the nine-month period ended June 30, 1999, the Company acquired through open market purchases and retired 499,614 shares of its common stock for $4,888,288.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales decreased $759,719, or 3.0%, in the third quarter of this fiscal year as compared to the same quarter a year ago, and increased $331,914, or 0.5%, in the first nine months of fiscal 1999 as compared to the same period in fiscal 1998. The decrease in sales for the quarter is mainly attributable to selling price decreases of a single, large-volume product (caustic soda) which was partially offset by increased sales volumes in food additives, pharmaceuticals and most other product lines. Also contributing to the sales decrease was the above normal amount of rainfall in most of the areas we service. This decreased the chemical sales to the water treatment plants, waste treatment plants and municipal swimming pools that normally use large quantities of chemicals during the summer months. Municipalities normally pump approximately three times as much water in the summer months as in the winter months. Due to the heavier than normal rainfall, many of the municipalities were pumping what we would consider winter rates.

Gross margin, as a percentage of net sales, for the third quarter of this fiscal year was 26.5% compared to 24.0% for the same quarter one year ago, and 24.0% for the first nine months of this fiscal year, compared to 22.9% for the first nine months of fiscal 1998. These increases were mainly due to increased sales volumes in product lines which generally have a higher profit margin. Also contributing to the gross margin percentage increase was the decrease in the selling price of the single, large-volume product line mentioned above, where both the selling price and cost of the product had decreased from one year ago. The demand for this product does not fluctuate materially as the cost and selling price increases or decreases. The Company has generally been able to and expects to continue to adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable dollar gross margins.

Selling, general and administrative expenses, as a percentage of net sales, for the third quarter of fiscal 1999 were 11.6% compared to 10.9% for the same quarter one year ago, and 11.1% for the first nine months of fiscal 1999 as compared to 10.6% for the first nine months of fiscal 1998. Stated as a percentage of the same period one year ago, the third quarter increase in such expenses was 3.2%, or $88,462, and the nine-month increase was 5.0%, or $373,741. These increases were mainly due to increased expenses for employee compensation and benefits, which make up the majority of the selling, general and administrative expenditures. Of the remaining expenses in this category, no single item is more than 6% of the total. Most of these remaining expenses fluctuate only slightly with sales.

During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. Through the end of the fiscal year ended September 27, 1998, the Company had paid approximately $2,728,000 in settlement and legal costs in connection with the Company's defense of a lawsuit filed against it as a result of the fire. The Company's insurers denied coverage and refused to defend the lawsuit. In the first quarter of fiscal 1999, the Company prevailed against its insurers to recover the legal and settlement costs in connection with the 1995 warehouse fire. Through the nine-month period ended June 30, 1999, the Company has received $2,851,708, of which $97,708 was received during the third quarter, which covers substantially all of its settlement and legal costs. The umbrella insurer has agreed to defend and indemnify the Company on remaining claims under the Settlement Agreement up to and in accordance with its policy limits of $5,000,000. The Company's results of operations for the first nine months of fiscal 1999 include $2,851,708 associated with this settlement.

Income from operations increased $433,295, or 12.8%, in the third quarter and $3,324,759, or 38.4%, in the first nine months of fiscal 1999 as compared to the same periods one year ago. The third quarter increase is primarily due to the gross profit increase. The nine-month increase is primarily attributable to the amounts received from the Company's insurers in connection with the 1995 fire referred to in the previous paragraph.

Interest income decreased $24,921 in the third quarter of fiscal 1999 as compared to the same quarter one year ago and $136,599 for the first nine months of this fiscal year as compared to the same period one year ago. These decreases are the result of investing a larger amount of the cash available for investment in tax-free municipal bonds, which generally have a lower rate of return, since earnings from them are not taxable for Federal income tax purposes. Interest expense decreased slightly in the third quarter and the first nine months of fiscal 1999 compared to the same periods one year ago due to the decline in the amount of long-term debt outstanding. Other miscellaneous income (deductions) decreased as compared to the previous periods due to a gain on the sale of land and building in 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended June 30, 1999, cash flows from operations were $11,445,109. This amount was $7,705,392 higher than cash provided by operations during the same period one year ago, due mainly to an increase in net income and to changes in certain current assets and liability accounts discussed below. During the nine-month period ended June 30, 1999, the Company invested $1,834,620 in property and equipment additions and increased investments available-for-sale by $2,707,823.

Accounts receivable and accounts payable decreased during the first nine months of fiscal 1999. These decreases are typical for the first nine months of our fiscal year. Inventories decreased due mainly to lower quantities and costs of the single, large-volume product (caustic soda). The Company expects to restore these quantities by fiscal year end. Other current assets decreased due to a reduction in prepaid income taxes that existed at fiscal year end. Other current liabilities decreased as a result of the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the nine-month period ended June 30, 1999.

Through open market purchases, the Company acquired and retired 165,249 shares of common stock for $1,482,716 during the quarter ended June 30, 1999 and 499,614 shares of common stock for $4,888,288 during the nine-month period ended June 30, 1999.

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

Other than as discussed above, management is not aware of any matters that have materially affected the first nine months of fiscal 1999, but are not expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.


YEAR 2000 COMPLIANCE

As generally known, the Year 2000 issue pertains to the inability of some computer hardware and software and other electronic devices to operate properly as January 1, 2000 approaches, and beyond. The Company has taken, and will continue to take, actions intended to minimize the impact of the Year 2000 issue, although it is impossible to eliminate these risks entirely.

The Company's major information technology (IT) systems and infrastructure have been upgraded or replaced in the ordinary course of business over the last two years. Approximately $534,300 has been spent through June 30, 1999 to upgrade the Company's primary IT systems, IT infrastructure, shipping system and security systems, and to replace the telephone, voicemail and timekeeping systems to Year 2000 compliant systems. The Company will continue to invest in technology to accommodate the Company's future growth, with such improvements intended to achieve Year 2000 compliance as a byproduct of the upgrades.

The Company has completed the majority of its hardware, software and equipment testing for Year 2000 compliance. Testing included, but was not limited to, corporate IT systems, IT infrastructure, security systems, telephone systems, manufacturing and laboratory equipment, and timekeeping systems. The Company is currently in the final stage of its testing process and is scheduled to complete all testing by September 1999. Although the Company does not expect that costs necessary to replace non-compliant systems will have a material impact on the Company's results of operations, liquidity, or financial condition, it is not possible to estimate the total expected cost associated with achieving Year 2000 issue readiness.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year, for fiscal years beginning after June 15, 2000. Management has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 1999, the Company had an investment portfolio of fixed income securities of $2,309,414, excluding $19,529,673 of those classified as cash and cash equivalents and variable rate securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.



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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


   Exhibit No.                       Description of Exhibit
 -----------------          --------------------------------------------------

      27                             Financial Data Schedule



(b) Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended June 30, 1999.




                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAWKINS CHEMICAL, INC.


                                  BY   /s/  Howard M. Hawkins
                                       ----------------------------------------
                                       Howard M. Hawkins, Treasurer
                                       (Chief Financial and Accounting Officer)


Dated:  August 12, 1999

                              EXHIBIT INDEX



The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


   Exhibit No.             Description of Exhibit                  Page No.
 -----------------    ---------------------------------         ------------
       27                  Financial Data Schedule                    12