Form 10-K405
period 1999-10-03
HAWKINS CHEMICAL INC
filed 2000-01-03
CIK 46250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                     ---------------------------------------
                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: October 3, 1999, Commission File No. 0-7647

                             HAWKINS CHEMICAL, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

            MINNESOTA                            41-0771293
     ----------------------           ---------------------------------
    (State of Incorporation)         (I.R.S. Employer Identification No.)

      3100 East Hennepin Avenue, Minneapolis, Minnesota         55413
      -------------------------------------------------        --------
          (Address of Principal Executive Offices)            (Zip Code)

                                 (612) 331-6910
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PER VALUE $.05 PER SHARE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [X]
            ---

The aggregate market value of voting stock held by nonaffiliates of the Registrant on December 1, 1999, was $64,804,532 (based upon the last reported sale price on that date as reported by The Nasdaq Stock Market), excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant's Employee Stock Ownership Plan. The number of shares outstanding of the Registrant's common stock on December 1, 1999 was 10,866,481.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to herein from the Registrant's Annual Report to Shareholders for the year ended October 3, 1999.
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be held February 16, 2000.

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

         THE FUTURE RESULTS OF THE REGISTRANT, INCLUDING RESULTS REFLECTED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE REGISTRANT, WILL BE IMPACTED BY A NUMBER OF IMPORTANT FACTORS. WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, BY THEIR NATURE, INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.

                                     PART I

ITEM 1.   BUSINESS.

         (a) GENERAL DEVELOPMENT OF THE BUSINESS. The Registrant was incorporated under the laws of the State of Minnesota in 1955. In fiscal 1998, the Registrant merged three of its former subsidiaries, Feed-Rite Controls, Inc., Mon-Dak Chemical, Inc., Dakota Chemical, Inc. and its Arrowhead Chemical Division together to form a single wholly-owned subsidiary known as Hawkins Water Treatment Group, Inc. ("HWTG"). In fiscal 1999, the Registrant merged HWTG into the Registrant.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Registrant's principal business is the formulation, blending and distribution of bulk specialty chemicals, which it conducts in two principal segments: Water Treatment and Industrial. Financial information regarding these segments is reported in the Registrant's audited financial statements. See Items 6, 7 and 14 below.

         (c)      NARRATIVE DESCRIPTION OF THE BUSINESS.

         (i) PRODUCTS AND MARKETS. The Registrant's business is conducted in its two segments, Water Treatment and Industrial, which are more fully described below:

                  (A) WATER TREATMENT. The Water Treatment segment specializes in providing water and waste-water treatment equipment and chemicals, as well as services relating to the testing of water samples in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska, Michigan and Wyoming. It also operates as a distributor of all of the Registrant's products to its customers.

                  (B) INDUSTRIAL. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics and plating industries. In addition, the Industrial segment provides products and services to food manufacturers and processing plants.
         The Industrial segment also distributes a variety of pharmaceutical products and sells certain food grade products, primarily the Cheese-Phos(R) liquid phosphate product (discussed more fully in paragraph (iv) below), none of which are material to the Registrant. This segment conducts its business primarily through terminal operations and sales.

                  TERMINAL OPERATIONS. The Industrial segment receives, stores and distributes various chemicals in bulk, including liquid caustic soda, phosphoric acid and aqua ammonia; manufactures sodium hypochlorite (bleach); repackages liquid chlorine; and performs custom blending of certain chemicals for customers according to customer formulas. Approximately 80% of the terminal operations business is related to liquid caustic soda. The Industrial segment also operates a liquid caustic soda barge terminal to receive shipments during the period the Mississippi River is open to barge traffic (approximately April 1 through November 15). During the remainder of the year the Registrant relies on stockpiles, as well as supplies shipped in by railroad tank car. Pursuant to operating agreements it has with other chemical companies, the Registrant also receives, stores and ships liquid caustic soda and other chemicals at both the Hawkins "Terminal 1" location and its "Terminal 2" site which is located across the river and downstream from Terminal 1.

                  Since 1963, flooding of the Mississippi River has required these operations to be temporarily shifted out of its buildings three times, the most recent being in April 1997. No substantial interruptions to sales resulted from the floods because railroad tank cars were successfully used as an alternative means of supply. Although the use of tank cars resulted in additional costs, results of operations were not materially impacted. For approximately two weeks in 1997, the areas around the Registrant's terminal operations were flooded, preventing shipments to and from these locations. The terminals themselves were not flooded as the facilities were adequately protected by dikes. All shipments were made from alternate locations. The additional costs incurred as a result of the flooding did not materially impact the Registrant's results of operations for fiscal 1997. No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the business of the Registrant in the future.

                  SALES. The Industrial segment also includes a sales distribution center for industrial chemicals, laboratory chemicals and laboratory supplies. Bulk industrial chemicals are generally repackaged and sold in smaller quantities to the Registrant's customers. Sales are concentrated primarily in Wisconsin, Minnesota, northern Iowa and North and South Dakota. Among the principal chemicals handled by Sales are water purification and pollution control chemicals (such as chlorine) and industrial chemicals (such as anhydrous ammonia, aluminum sulphate, hydrofluosilicic acid, soda ash, phosphates, muriatic acid, aqua ammonia, sulfuric acid and liquid caustic soda). It also specializes in sales to the plating and electronic industries, for which it relies on a specially trained sales staff that works directly with customers on their plating and other processes. This aspect of its operations commenced in 1993 when the Registrant acquired the assets of Industrial Chemical & Equipment Co.

         (ii) STATUS OF NEW PRODUCTS. The Registrant began shipping its Cheese-Phos(R) liquid phosphate product (discussed more fully in paragraph (iv) below) in late calendar 1995. Sales of this product through fiscal 1999 were not material to the Registrant's results of operations for the period.

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

         (iv) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS. There are no patents, trademarks, licenses, franchises or concessions that are currently material to the successful operation of the Registrant's business. The Registrant has, however, obtained a patent on a liquid form of sodium phosphate for use in the processed food industry, as described below; the patent was granted on October 17, 1995 and will expire on November 8, 2013.

         Process cheese producers are increasingly moving away from dry forms of sodium ortho phosphates to liquid versions. The advantages of the liquid form include delivery by pumping, greater measurement accuracy and consistency in finished product and the elimination of undissolved chemical dust and the disposal of empty chemical bags. The major drawback of the liquid sodium phosphates currently being used in the cheese processing industry is that it must be stored at between 130 and 160 degrees Fahrenheit to prevent crystallization. Expensive heat storage and steam heated piping is necessary to maintain required temperatures. Back-up generators must also be installed as safeguards against product cooling and solidifying in case of a plant power outage.

         The Registrant's patented Cheese-Phos(R) liquid sodium phosphate, which can be stored at room temperature, offers all the advantages of a liquid sodium phosphate product, but eliminates the need for high-heat delivery systems. Although it is not currently possible to project the effect of Cheese-Phos(R) on the Registrant's results of operations for future periods, the Registrant does not currently expect this product to add materially to the Registrant's revenues and profits.

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

         (xiii) EMPLOYEES. The number of persons employed by the Registrant and its subsidiaries as of October 3, 1999 was 157.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Because the Registrant deals in only one geographic area of the United States, a breakdown of revenue, profitability or assets attributable to different geographic areas is not meaningful to an understanding of Registrant's business.

         ITEM 2.   PROPERTIES.

         The Registrant's principal location consists of approximately eleven acres of land in Minneapolis, Minnesota, with six buildings containing a total of 160,000 square feet of office and warehouse space. The Registrant's principal office, out of which the Sales segment operates, is located in one of these buildings, at 3100 East Hennepin Avenue. The other buildings house the rest of the Registrant's operations. As of the date hereof, the Registrant has installed sprinkler systems in substantially all of its warehouse facilities for fire protection. The Registrant carries insurance covering the replacement of property damaged by fire or flood.

         The Registrant is in the process of building a new facility in St. Paul, Minnesota. To date it has committed $4,000,000 to the completion of the project, which is expected to be in the fall of 2000. It is anticipated that this facility will become the focal point for the Registrant's water disinfection product receiving, filling and shipping.

         Information about the Registrant's other principal facilities is presented below. These facilities, as well as those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned and is fully utilized by the Registrant.

                                                                                               Approx.
Segment                         Location                      Primary Use                    Square Feet
-------                         --------                      -----------                    -----------
Industrial                    St. Paul, MN(1)          Office, Warehouse and Garage             32,000
Water Treatment                Fargo, ND(2)              Office and Warehouse                   22,800




                             Fond du Lac, WI(3)               Warehouse                         20,300
                               Washburn, ND              Office and Warehouse                   14,000
                               Billings, MT              Office and Warehouse                    6,000
                            Sioux Falls, SD(4)                Warehouse                         18,000
                               Rapid City, SD                  Warehouse                         3,600
                                Superior, WI             Office and Warehouse                   17,000
                                 Slater, IA                    Warehouse                         8,700

-------------------

         (1) The Registrant's terminal operations are located at two sites on opposite sides of the Mississippi River, made up of three buildings, nine outside storage tanks with a total capacity of approximately 8,900,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased by the Registrant from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the tonnage unloaded at both sites each year. The applicable leases run until December 31, 2003, at which time the Registrant has an option to renew the leases for an additional five-year period on the same terms and conditions subject to renegotiation of rent. The Registrant also has options to renew these leases for additional successive five-year renewal periods (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

         (2) Part of this facility is leased to a third party (5,000 square feet).

         (3) Part of this facility is leased to third parties (10,000 square feet).

         (4) Part of this facility is leased to a third party (6,000 square feet).

         The Registrant also owns several trucks, tractors, trailers and vans.

         ITEM 3.   LEGAL PROCEEDINGS.

         As of the date of this filing, the Registrant is not involved in any pending legal proceeding other than ordinary routine litigation incidental to their business, except as follows:

                  LYNDE COMPANY WAREHOUSE FIRE. On March 1, 1995, the Registrant and its former subsidiary The Lynde Company were named as defendants in an action entitled DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY ("Cooksey"), which was brought in state district court in Hennepin County, Minnesota. The plaintiffs sought damages for personal injury and other damages alleged to have been caused by the release of hazardous substances as a result of a fire at an office/warehouse facility used by The Lynde Company. The Registrant entered into a settlement agreement with the plaintiffs, pursuant to which the Registrant has agreed to pay certain of the plaintiffs' costs and expenses as well as certain compensation to the class pursuant to a Matrix and Plan of Distribution which form a part of the settlement agreement (the "Settlement Agreement"). The Settlement Agreement was approved by the court by Order dated January 30, 1998. Most, but not all, claimants, have now been paid pursuant to the Agreement. During fiscal 1995, the Registrant recorded $750,000 to cover expected legal and settlement costs for this litigation and an additional $1,771,439 in fiscal 1997 and paid an additional $300,000 for other fire-related costs.

                  The Registrant's primary and umbrella insurers denied a tender of the defense of the lawsuit and had denied any obligation to indemnify the Registrant for damages claimed by third parties in connection with the fire. On July 7, 1995, the Registrant commenced suits against The North River Insurance Company and the Westchester Fire Insurance Company, the primary and umbrella insurers, respectively, in the United States District Court for the District of Minnesota. By decision dated October 21, 1998, the United States Eighth Circuit Court of Appeals affirmed decisions of the District Court that both insurers were obligated to defend the Registrant in connection with the Cooksey lawsuit. The two insurers have subsequently settled with the Registrant by reimbursing the Registrant for substantially all amounts incurred in defending and settling the Cooksey action, in an amount of $2,851,708.

                  Approximately 17 claimants under the Settlement Agreement have not yet resolved their claims. The Registrant anticipates that the defense and payment of those remaining claims, which are subject to arbitration, will be covered by its umbrella insurer.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999.

         ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Registrant, their ages and offices held, as of December 15, 1999 are set forth below:


         Name                            Age                     Office
         ----                            ---                     ------
         Dean L. Hahn                    66       Chairman of the Board and Chief Executive Officer(1)

         Donald L. Shipp                 64       Vice Chairman of the Board(2)

         John R. Hawkins                 48       President and Chief Operating Officer(3)

         Marvin E. Dee                   50       Vice President, Chief Financial Officer, Secretary and
                                                  Treasurer

         Kurt R. Norman                  44       Vice President(4)

(1)      Mr. Hahn will retire as Chairman and CEO effective February 16, 2000.
(2)      Mr. Shipp will retire as Vice Chairman effective September 30, 2000.
(3)      Mr. Hawkins has been elected Chairman and CEO effective
         February 16, 2000.
(4)      Mr. Norman has been elected President and COO effective
         February 16, 2000.

         DEAN L. HAHN has been the Chairman of the Board and Chief Executive Officer of the Registrant since 1996 and he was the President of the Registrant from 1983 to 1996.

         DONALD L. SHIPP has been the Vice Chairman of the Board since December 1998. He was the President of the Registrant from 1996 to December 1998, Executive Vice President from 1983 to 1996 and the President of Feed-Rite Controls, Inc., a former subsidiary of the Registrant, from 1967 to 1996.

         JOHN R. HAWKINS has been the Registrant's President and Chief Operating Officer since December 1998 and was its Secretary from 1991 to December 1999. He was an Executive Vice President from 1997 to December 1998 and Vice President of Sales from 1987 to 1997.

         MARVIN E. DEE has been Vice President and Chief Financial Officer since September 1999 and its Secretary and Treasurer since December 1999. He was the Chief Financial Officer of Nath Companies from 1997 to September 1999, the Vice President of Finance and Treasurer of Tricord Systems, Inc. from 1993 to 1997 and Senior Director of Accounting of NordicTrack, Inc. in 1993 and the Controller of NordicTrack from 1991 to 1992.

         KURT R. NORMAN has been a Vice President of the Registrant since February 1999. He was the Vice President of the Water Treatment segment from 1996 to February 1999 and he was General Manager from 1988 to 1996.

                                     PART II

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information under the caption "Quarterly Stock Data" on page 19 of the 1999 Annual Report is incorporated herein by this reference.

         ITEM 6.   SELECTED FINANCIAL DATA.

         The information under the caption "Selected Financial Data Table" on page 4 of the 1999 Annual Report is incorporated herein by this reference.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the caption "Management's Discussion and Analysis" on pages 5 through 9 of the 1999 Annual Report is incorporated herein by this reference.

         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET

RISK.

         The information under the caption "Management's Discussion and Analysis" on pages 5 through 9 of the 1999 Annual Report is incorporated herein by this reference.

         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements of the Registrant and the Independent Auditors' Report on pages 10 through 19 of the 1999 Annual Report are incorporated herein by this reference.

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

                                    PART III

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement is incorporated herein by this reference.

         ITEM 11.  EXECUTIVE COMPENSATION.

         The information under the caption "Compensation of Executive Officers and Directors" in the 2000 Proxy Statement is incorporated herein by this reference.

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The information under the caption "Security Ownership of Management and Beneficial Ownership" in the 2000 Proxy Statement is incorporated herein by this reference.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the captions "Election of Directors" and "Related Party Transactions" in the 2000 Proxy Statement is incorporated herein by this reference.

                                    PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS OF REGISTRANT.

         The following financial statements of Hawkins Chemical, Inc., together with the Independent Auditors' Report, found under appropriate headings in the Registrant's 1999 Annual Report, are hereby incorporated by reference in this Annual Report on Form 10-K.

         Balance Sheets at October 3, 1999 and September 27, 1998.

         Statements of Income for the Years Ended October 3, 1999, September 27, 1998 and September 28, 1997.

         Statements of Shareholders' Equity for the Years Ended October 3, 1999, September 27, 1998 and September 28, 1997.

         Statements of Cash Flows for the Years Ended October 3, 1999, September 27, 1998 and September 28, 1997.

         Notes to Financial Statements.

         Independent Auditors' Report.

(a)(2)   FINANCIAL STATEMENT SCHEDULES OF REGISTRANT.

         The additional financial data listed below is included as a schedule to this Annual Report on Form 10-K and should be read in conjunction with the financial statements presented in Part II, Item 8. Schedules not included with this additional financial data have been omitted because they are not required or the required information is included in the financial statements or the notes.

         Independent Auditors' Report on Schedule.

         Schedule for the Years Ended October 3, 1999, September 27, 1998 and September 28, 1997.

         Schedule II - Valuation and Qualifying Accounts.

(a)(3)   EXHIBITS.

         The exhibits to this Annual Report on Form 10-K are listed on the
Exhibit Index on page 14.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Registrant as of December 30, 1999 upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Hawkins Chemical, Inc., 3100 East Hennepin Avenue, Minneapolis, Minnesota, 55413,
Attention: Corporate Secretary.

         There are no management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3).

(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                         HAWKINS CHEMICAL, INC.

Dated:  December 30, 1999                By    /s/ Dean L. Hahn
                                           -------------------------------------
                                           Dean L. Hahn, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By       /s/ Dean L. Hahn                                          Dated:  December 30, 1999
  --------------------------------------------------
    Dean L. Hahn, Chief Executive Officer, Director

By       /s/ Donald L. Shipp                                       Dated:  December 30, 1999
  --------------------------------------------------
    Donald L. Shipp, Director

By       /s/ John R. Hawkins                                       Dated:  December 30, 1999
  --------------------------------------------------
    John R. Hawkins, President, Director

By       /s/ Howard M. Hawkins                                     Dated:  December 30, 1999
  --------------------------------------------------
    Howard M. Hawkins, Director

By       /s/ John S. Mckeon                                        Dated:  December 30, 1999
  --------------------------------------------------
    John S. McKeon, Director

By       /s/ Duane M. Jergenson                                    Dated:  December 30, 1999
  --------------------------------------------------
    Duane M. Jergenson, Director

By       /s/ G. Robert Gey                                         Dated:  December 30, 1999
  --------------------------------------------------
    G. Robert Gey, Director

By       /s/ Marvin E. Dee                                         Dated:  December 30, 1999
  --------------------------------------------------
    Marvin Dee, Chief Financial Officer,
    Vice President, Secretary, Treasurer
    (chief financial and accounting officer)

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

         We have audited the financial statements of Hawkins Chemical, Inc. (the "Company") as of October 3, 1999 and September 27, 1998, and for each of the three years in the period ended October 3, 1999, and have issued our report thereon dated December 3, 1999; such financial statements and report are included in the 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
December 3, 1999

                                   SCHEDULE II

                             HAWKINS CHEMICAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED OCTOBER 3, 1999, SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
-------------------------------------------------------------------------------

                                                              ADDITIONS
                                                              ---------
                                    BALANCE AT       CHARGED TO       CHARGED
                                    BEGINNING        COSTS AND        TO OTHER       DEDUCTIONS       BALANCE AT
DESCRIPTION                          OF YEAR          EXPENSES        ACCOUNTS       WRITE-OFFS      END OF YEAR
-----------
Reserve deducted from asset to
which it applies - allowance for
doubtful accounts:
YEAR ENDED:
  October 3, 1999...............          $378,726        $131,771             ---        $130,497          $380,000
                                          --------        --------                        --------          --------
                                          --------        --------                        --------          --------
YEAR ENDED:
  September 27, 1998............          $361,830         $32,700             ---         $15,804          $378,726
                                          --------        --------                        --------          --------
                                          --------        --------                        --------          --------
YEAR ENDED:
  September 28, 1997............          $344,002         $31,200             ---         $13,372          $361,830
                                          --------        --------                        --------          --------
                                          --------        --------                        --------          --------

                                INDEX TO EXHIBITS


Exhibit No.      Description of Exhibit                        Method of Filing
-----------      ----------------------                        ----------------
3.1*             Amended and Second Restated Articles of       Filed herewith electronically.
                 Incorporation as amended through June 7,
                 1999.

3.2              Second Amended and Superseding By-Laws        Incorporated by reference to
                 as amended through February 15, 1995.         Exhibit 3.2 to the Registrant's
                                                               Annual Report on Form 10-K
                                                               for the year ended October 1,
                                                               1995.

4                See Exhibits 3.1 and 3.2 above.

13.1*            Portions of Annual Report to Security         Filed herewith electronically.
                 Holders for period ended October 3, 1999.


23.1*            Independent Auditor' Consent.                 Filed herewith electronically.


27.1*            Financial Data Schedule.                      Filed herewith electronically.

*  Denotes previously unfiled documents.