Form 10-Q
period 1999-12-31
HAWKINS CHEMICAL INC
filed 2000-02-17
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from ______________________to ______________________

                          Commission file number 0-7647

                             HAWKINS CHEMICAL, INC.
                            ------------------------
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

                             YES   X    NO
                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                        OUTSTANDING AT FEBRUARY 7, 2000
--------------------------------------      -------------------------------
Common Stock, par value $.05 per share                  10,626,881

                          HAWKINS CHEMICAL, INC

                           INDEX TO FORM 10-Q

                                                                             Page No.
                                                                           ------------
PART I  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Condensed Balance Sheets - December 31, 1999 and
              October 3, 1999 .............................................     3

        Condensed Statements of Income - Three Months Ended
           Ended December 31, 1999 and 1998 ...............................     4

        Condensed Statements of Cash Flows - Three Months Ended
           December 31, 1999 and 1998 .....................................      5

        Notes to Condensed Financial Statements ...........................    6-7

Item 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................    8-10


PART II OTHER INFORMATION

Item 1  Legal Proceedings .................................................    11

Item 6  Exhibits and Reports on Form 8-K ..................................    12


        Exhibit Index .....................................................    13


        Financial Data Schedule ...........................................    14

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             HAWKINS CHEMICAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                              DECEMBER 31, 1999          OCTOBER 3, 1999
                                                                              -----------------          ---------------
ASSETS                                                                           (Unaudited)           (Derived from audited
                                                                                                        financial statements)
Current assets:
  Cash and cash equivalents................................................    $ 3,771,277              $ 4,778,174
  Investments available-for-sale...........................................     17,094,487               17,424,700
  Trade receivables-net....................................................     10,240,313               11,329,211
  Notes receivable.........................................................        310,033                  301,920
  Inventories .............................................................      8,296,004                8,379,228
  Prepaid expenses and other...............................................      2,328,627                2,536,448
                                                                               -----------              -----------

      Total current assets.................................................     42,040,741               44,749,681

Property, plant and equipment-net..........................................     20,562,444               18,664,999
Notes receivable-noncurrent................................................      2,762,905                2,844,220
Other assets...............................................................      2,751,177                2,740,927
                                                                               -----------              -----------

  Total ...................................................................    $68,117,267              $68,999,827
                                                                               ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................    $ 5,818,223              $ 5,032,268
  Current portion of long-term debt........................................        102,037                   95,362
  Dividends payable........................................................           --                  1,314,154
  Other current liabilities................................................      4,094,243                4,838,635
                                                                               -----------              -----------

      Total current liabilities............................................     10,014,503               11,280,419

Long-term debt.............................................................        226,003                  328,040

Deferred income taxes......................................................      1,032,450                1,029,950

Other long-term liabilities................................................        714,597                  786,202

Commitments and contingencies..............................................             -                        -
Shareholders' equity:
    Common stock, par value $.05 per share; issued and
      outstanding, 10,818,881 and 10,951,281 shares respectively ..........        540,944                  547,564
    Additional paid-in capital.............................................     39,644,583               40,129,749
    Retained earnings......................................................     15,944,187               14,897,903
                                                                               -----------              -----------
       Total shareholders' equity..........................................     56,129,714               55,575,216
                                                                               -----------              -----------
       Total ..............................................................    $68,117,267              $68,999,827
                                                                               ===========              ===========

            See accompanying Notes to Condensed Financial Statements.

                             HAWKINS CHEMICAL, INC.
                         CONDENSED STATEMENTS OF INCOME


                                                                Three Months Ended
                                                                    December 31
                                                              1999               1998
                                                          --------------    ---------------
                                                                     (Unaudited)
Net sales ..............................................   $ 21,626,369       $ 23,311,125

Cost of sales ..........................................    (16,654,017)       (18,123,717)
                                                            ------------       ------------

Gross profit ...........................................      4,972,352          5,187,408

Selling, general and administrative ....................     (2,560,859)        (2,515,517)

Litigation settlement reimbursement ....................           --            2,754,000
                                                            ------------       ------------

Income from operations .................................      2,411,493          5,425,891

Other income (deductions):
   Interest income .....................................        287,356            281,062
   Interest expense ....................................         (7,561)            (9,232)
   Miscellaneous .......................................         14,499             21,913
                                                            ------------       ------------

Total other income (deductions) ........................        294,294            293,743
                                                            ------------       ------------

Income before income taxes .............................      2,705,787          5,719,634

Provision for income taxes .............................     (1,066,100)        (2,293,400)
                                                            ------------       ------------

Net income .............................................   $  1,639,687       $  3,426,234
                                                            ============       ============

Weighted average number of common shares
outstanding.............................................     10,868,087         11,361,052
                                                            ============       ============

Earnings per common share - basic and diluted ..........   $       0.15       $       0.30
                                                            ============       ============


            See accompanying Notes to Condensed Financial Statements.

                             HAWKINS CHEMICAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Three Months Ended December 31
                                                                                      ------------------------------
                                                                                           1999            1998
                                                                                      --------------  --------------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income......................................................................   $ 1,639,687    $ 3,426,234
    Depreciation and amortization...................................................       510,774        420,274
    Deferred income taxes...........................................................        27,500          8,000
    Other...........................................................................       (26,024)       (26,190)
    Changes in certain current assets and liabilities...............................     1,324,901        809,826
                                                                                       -----------    -----------
        Net cash provided by operating activities ..................................     3,476,838      4,638,144
                                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment......................................    (2,392,445)      (668,227)
    Purchases of investments........................................................      (169,787)    (3,170,560)
    Sale of investments ............................................................       500,000           --
    Payments received on notes receivable...........................................        73,202         67,622
                                                                                       -----------    -----------
        Net cash used in investing activities ......................................    (1,989,030)    (3,771,165)
                                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends paid.............................................................    (1,314,154)    (1,147,090)
    Acquisition and retirement of stock.............................................    (1,085,189)    (1,295,991)
    Debt repayment..................................................................       (95,362)       (89,123)
                                                                                       -----------    -----------
        Net cash used in financing activities ......................................    (2,494,705)    (2,532,204)
                                                                                       -----------    -----------


DECREASE IN CASH AND CASH EQUIVALENTS ..............................................    (1,006,897)    (1,665,225)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................................     4,778,174      3,197,015
                                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................   $ 3,771,277    $ 1,531,790
                                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid for interest..........................................................   $    32,541    $    38,780
                                                                                       ===========    ===========
    Cash paid for income taxes......................................................   $   322,233    $   163,500
                                                                                       ===========    ===========


            See accompanying Notes to Condensed Financial Statements.

                             HAWKINS CHEMICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 3, 1999, previously filed with the Commission. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Hawkins Chemical, Inc. Annual Report which is incorporated by reference to Form 10-K filed with the Commission on January 3, 2000.

2. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $570,000 at December 31, 1999. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4.   Cash dividends in the amount of $1,314,154 were paid on October 12, 1999.

5. During the quarter ended December 31, 1999, the Company acquired and retired 132,400 shares of common stock for $1,085,189.

6. During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. The Company's insurers denied coverage and refused to defend the lawsuit filed against it as a result of the fire. In the first quarter of fiscal 1999, the Company prevailed against its insurers to recover the legal and settlement costs in connection with the 1995 warehouse fire. The Company received $2,754,000, which covers substantially all of its settlement and legal costs. The umbrella insurer has agreed to defend and indemnify the Company on remaining claims under the Settlement Agreement up to and in accordance with its policy limits of $5,000,000. The Company's results of operations for the first fiscal quarter of 1999 include $2,754,000 associated with this settlement.

7. The Company has two reportable segments: Industrial and Water Treatment. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing options. The information for 1999 has been restated to conform to the 2000 presentation.


REPORTABLE SEGMENTS                     INDUSTRIAL     WATER TREATMENT       TOTAL
THREE MONTHS ENDED DECEMBER 31, 1999
     Net sales .....................   $15,231,831      $ 6,394,538       $21,626,369
     Gross profit ..................     2,987,029        1,985,323         4,972,352
     Operating income ..............     1,267,412        1,144,081         2,411,493

THREE MONTHS ENDED DECEMBER 31, 1998
     Net sales .....................   $16,865,880      $ 6,445,245       $23,311,125
     Gross profit ..................     3,241,850        1,945,558         5,187,408
     Operating income ..............     1,557,454        1,114,437         2,671,891


                                             THREE MONTHS ENDED DECEMBER 31,
PROFIT RECONCILIATION                          1999                  1998
Total income for reportable segments        $2,411,493            $2,671,891
Unallocated corporate income .......               --              2,754,000
                                            ----------            ----------
Total operating Income .............        $2,411,493            $5,425,891
                                            ==========            ==========

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THE INFORMATION CONTAINED IN THIS FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING INFORMATION OR STATEMENTS INCLUDE STATEMENTS ABOUT THE FUTURE OF THE INDUSTRIES REPRESENTED BY OUR OPERATING GROUPS, STATEMENTS ABOUT OUR FUTURE BUSINESS PLANS AND STRATEGIES, THE TIMELINESS OF PRODUCT INTRODUCTIONS AND DELIVERIES, EXPECTATIONS ABOUT INDUSTRY AND MARKET GROWTH DEVELOPMENTS, EXPECTATIONS ABOUT OUR GROWTH AND PROFITABILITY AND OTHER STATEMENTS THAT ARE NOT HISTORICAL IN NATURE. MANY OF THESE STATEMENTS CONTAIN WORDS SUCH AS "MAY", "WILL", "BELIEVE", "INTEND", "ESTIMATE", OR "CONTINUE" OR OTHER SIMILAR WORDS.

THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, COMPETITION, CHANGES IN PRODUCT OR CUSTOMER MIX OR REVENUES, CHANGES IN PRODUCT COSTS AND OPERATING EXPENSES AND OTHER FACTORS DISCLOSED THROUGHOUT THIS REPORT. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND CASH FLOWS.

CONTINUING OPERATIONS

Net sales decreased $1,684,756, or 7.2%, in the first quarter of this fiscal year as compared to the same quarter a year ago, due to a decrease of $1,634,049 in Industrial segment sales and a decrease of $50,707 in Water Treatment segment sales. The Industrial segment decrease is mainly attributable to selling price decreases of a single, large-volume product (caustic soda), although partially offset by increased volumes in other product lines. The Water Treatment segment decrease is due mainly to lesser volumes.

The gross margin, as a percentage of net sales, for the first quarter of fiscal 2000 was 23.0% compared to 22.3% for the same quarter one year ago. For the Industrial segment, gross margin, as a percentage of sales, was 19.6% for the first quarter of fiscal 2000 and 19.2% for the first quarter of fiscal 1999. This increase is mainly due to the selling price of caustic soda, where both the selling price and cost of the product had decreased from one year ago. The demand for this product does not fluctuate materially as the cost and selling price increases or decreases. The Company has generally been able to, and expects to continue to, adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable dollar gross margins. Gross margin, as a percentage of sales, for the Water Treatment segment was 31.0% for the quarter ended December 31, 1999 compared to 30.2% in the comparable quarter one year ago. This increase is due mainly to increased profit margins in various product lines.

Selling, general and administrative expenses, as a percentage of net sales, for the first quarter of fiscal 2000 was 11.8% compared to 10.8% for the same quarter one year ago, an increase of 1.8%, or $45,342, from the prior period. The increase was mainly due to increased employee compensation and benefits, which comprise the majority of the selling, general and administrative expenditures. Most of the remaining expenses in this category are fixed in nature and vary only slightly with sales fluctuations.

Income from operations decreased by $3,014,398 in the first quarter of fiscal 2000, compared to the first quarter of fiscal 1999. This decrease is primarily attributable to the amounts received from the Company's insurers during fiscal 1999 in connection with the 1995 fire at the Lynde Company, a former wholly owned subsidiary, cover substantially all of its related settlement and legal costs previously incurred in prior periods. Also contributing to the decrease was a reduction in sales as well as increased costs of operations.

OTHER INCOME

Interest income increased by $6,294, or 2.2%, for the quarter ended December 31, 1999 compared to the same quarter one year ago. This increase is due to a higher rate of return earned on cash investments. Interest expense decreased slightly due to the decline in the outstanding amount of long-term debt. Other miscellaneous income decreased slightly, by $7,414, as compared to the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ended December 31, 1999, cash provided by operations was $3,476,838 compared to $4,638,144 for the same period one-year ago. This decrease was due mainly to the decrease in net income and changes in certain current asset and liability accounts discussed in the next paragraph below. The decrease in net income is primarily due to the receipt in 1999 of amounts from the Company's insurers during fiscal 1999 in connection with the 1995 fire at the Lynde Company. During the three months ended December 31, 1999, the Company invested $2,392,445 in property and equipment additions, which included approximately $1,800,000 for a new building being constructed in St. Paul, Minnesota that will be occupied by both the Industrial and Water Treatment segments.

Accounts receivable, inventories, and other current liabilities decreased during the first three months of fiscal 2000. Decreases in these accounts are typical for the first quarter of our fiscal year. Accounts payable increased due to amounts due for construction costs of the new building in St. Paul. Other current assets decreased due to prepayment that existed at October 3, 1999, for the new building. The Company did not issue any securities during the quarter ended December 31, 1999.

During the quarter ended December 31, 1999, the Company acquired and retired 132,400 shares of common stock for an aggregate of $1,085,189.

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

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist, except that an additional amount of approximately $2.2 million has been committed for the construction of a facility in St. Paul on the Mississippi River. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents include all liquid debt instruments (primarily cash funds and certificates of deposit) purchased with an original maturity of three months or less. Cash equivalents are carried at cost, which approximates market value. Investments classified as available-for-sale securities consist of insurance contracts and variable rate marketable securities (primarily municipal bonds and annuity contracts) that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity or changes in the availability or yield of alternative investments. These securities are carried at market value which approximates cost.

Other than as discussed above, management is not aware of any matters that have materially affected the first three months of fiscal 2000, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

YEAR 2000 COMPLIANCE

As of the date of this filing, the Company has experienced no significant problems related to Year 2000 issues. The Company upgraded or replaced many of its information technology (IT) systems and infrastructure in the ordinary course of business over the last three years, including the upgrade of its primary IT systems, IT infrastructure and security systems and the replacement of its telephone, voicemail and time keeping systems, in each case with Y2K compliant systems. The aggregate amount the Company spent on these replacements and upgrades was approximately $610,000 as of December 31, 1999. The Company does not expect to incur any significant further expenses specifically related to the Y2K issue, although it will continue to maintain, upgrade and replace its IT and related systems as needed in the ordinary course of business. Further, as of the date of this filing, the Company has incurred no additional related expenses and has not experienced any operating problems or product failures as a result of Year 2000 issues with its vendors, service providers or customers.

MARKET RISK

At December 31, 1999, the Company had an investment portfolio of fixed income securities of $2,179,226, excluding $20,660,853 of those classified as cash and cash equivalents and variable rate securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July, 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Management has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this filing, the Registrant was not involved in any pending legal proceedings other than ordinary routine litigation incidental to their business, except as follows:

     LYNDE COMPANY WAREHOUSE FIRE. The settlement agreement (the "Settlement Agreement") relating to the class action, DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY ("Cooksey"), brought in March 1995 against the Company and its former subsidiary, for damages alleged to be caused by a fire at an office/warehouse facility used by the former subsidiary, was approved by the court on January 30, 1998. Pursuant to the Settlement Agreement, the Company agreed to pay certain of the plaintiffs' costs and expenses as well as certain compensation to the class. In October 1998 the Company obtained a judgment against its primary and umbrella insurers obligating both insurers to defend the Company in connection with the Cooksey lawsuit. The two insurers subsequently settled with the Company by reimbursing it for substantially all amounts incurred in defending and settling the Cooksey action. Less than 20 claimants remain who have not yet resolved their claims under the Settlement Agreement. The Registrant anticipates that the defense and payment of these remaining claims, which are subject to arbitration, will be covered by its umbrella insurer.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


            Exhibit No.                       Description of Exhibit
          -----------------          -------------------------------------------
                 27                  Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K have been filed during the fiscal quarter ended DECEMBER 31, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HAWKINS CHEMICAL, INC.


                                     By  /s/  Marvin E. Dee
                                         ------------------------------------
                                         Marvin E. Dee, Vice President, Chief
                                         Financial Officer, Secretary, Treasurer


Dated:  February 14, 2000

                                  EXHIBIT INDEX

The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


            Exhibit No.                           Description of Exhibit                         Page No.
          -----------------    --------------------------------------------------------------   ------------
                 27            Financial Data Schedule                                              14