Form 10-Q
period 2000-03-31
HAWKINS CHEMICAL INC
filed 2000-05-15
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the transition period from _____________________to _____________________

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

                             YES   X     NO
                                -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT MAY 11, 2000
  --------------------------------------         ---------------------------
  Common Stock, par value $.05 per share                 10,488,081

                             HAWKINS CHEMICAL, INC.

                               INDEX TO FORM 10-Q


                                                                                                               Page
                                                                                                                No.
                                                                                                              ------
PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Balance Sheets - March 31, 2000 and October 3, 1999...................................           3

           Condensed Statements of Income - Three and Six Months Ended March 31, 2000 and 1999.............           4

           Condensed Statements of Cash Flows - Three and Six Months Ended March 31, 2000 and 1999.........           5

           Notes to Condensed Financial Statements.........................................................         6-7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........        8-11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................          12

Item 4.    Submission of Matters to a Vote of Securities Holders...........................................          12

Item 6.    Exhibits and Reports on Form 8-K................................................................          13

           Exhibit Index...................................................................................          14

           Financial Data Schedule.........................................................................          15

                                           PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                                              HAWKINS CHEMICAL, INC.
                                             CONDENSED BALANCE SHEETS

                                                                  MARCH 31, 2000           OCTOBER 3, 1999
                                                                  --------------           ---------------
                                                                    (Unaudited)         (Derived from audited
                                                                                         financial statements)
ASSETS

Current assets:
  Cash and cash equivalents ....................................     $   524,852               $ 4,778,174
  Investments available-for-sale ...............................      17,274,849                17,424,700
  Trade receivables-net ........................................      11,081,688                11,329,211
  Notes receivable .............................................         318,308                   301,920
  Inventories ..................................................       7,478,294                 8,379,228
  Prepaid expenses and other ...................................       2,337,338                 2,536,448
                                                                     -----------               -----------

      Total current assets .....................................      39,015,329                44,749,681

Property, plant and equipment-net ..............................      21,403,241                18,664,999
Notes receivable-noncurrent ....................................       2,534,809                 2,844,220
Other assets ...................................................       2,766,848                 2,740,927
                                                                     -----------               -----------

  Total ........................................................     $65,720,227               $68,999,827
                                                                     ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................     $ 4,652,642               $ 5,032,268
  Current portion of long-term debt ............................         102,037                    95,362
  Dividends payable ............................................       1,793,820                 1,314,154
  Other current liabilities ....................................       3,405,731                 4,838,635
                                                                     -----------               -----------

      Total current liabilities ................................       9,954,230                11,280,419

Long-term debt .................................................         226,003                   328,040

Deferred income taxes ..........................................       1,034,950                 1,029,950

Other long-term liabilities ....................................         638,445                   786,202

Commitments and contingencies ..................................              --                        --

Shareholders' equity:
    Common stock, par value $.05 per share; issued and
      outstanding, 10,551,881 and 10,951,281 shares respectively         527,594                   547,564
    Additional paid-in capital .................................      38,666,188                40,129,749
    Retained earnings ..........................................      14,672,817                14,897,903
                                                                     -----------               -----------

       Total shareholders' equity ..............................      53,866,599                55,575,216
                                                                     -----------               -----------

  Total                                                              $65,720,227               $68,999,827
                                                                     ===========               ===========


                      See accompanying Notes to Condensed Financial Statements.

                                              HAWKINS CHEMICAL, INC.
                                          CONDENSED STATEMENTS OF INCOME


                                                    Three Months Ended March 31          Six Months Ended March 31
                                                      2000              1999              2000              1999
                                                  ------------      ------------      ------------      ------------
                                                           (Unaudited)                         (Unaudited)
Net sales ...................................     $ 22,747,374      $ 22,763,885      $ 44,373,743      $ 46,075,010

Cost of sales ...............................      (17,360,474)      (17,522,076)      (34,014,491)      (35,645,793)
                                                  ------------      ------------      ------------      ------------

Gross profit ................................        5,386,900         5,241,809        10,359,252        10,429,217

Selling, general and administrative .........       (2,741,606)       (2,490,377)       (5,302,465)       (5,005,894)

Litigation settlement reimbursement .........               --                --                --         2,754,000
                                                  ------------      ------------      ------------      ------------

Income from operations ......................        2,645,294         2,751,432         5,056,787         8,177,323

Other income (deductions):
   Interest income ..........................          274,371           269,009           561,727           550,071
   Interest expense .........................           (7,545)           (9,213)          (15,106)          (18,445)
   Miscellaneous ............................           16,370           (46,390)           30,869           (24,477)
                                                  ------------      ------------      ------------      ------------

       Total other income (deductions) ......          283,196           213,406           577,490           507,149
                                                  ------------      ------------      ------------      ------------

Income before income taxes ..................        2,928,490         2,964,838         5,634,277         8,684,472

Provision for income taxes ..................       (1,153,800)       (1,176,100)       (2,219,900)       (3,469,500)
                                                  ------------      ------------      ------------      ------------

Net income ..................................     $  1,774,690      $  1,788,738      $  3,414,377      $  5,214,972
                                                  ============      ============      ============      ============


Weighted average number of shares outstanding       10,635,938        11,218,686        10,750,723        11,291,792
                                                  ============      ============      ============      ============


Earnings per share - basic and diluted ......     $       0.17      $       0.16      $       0.32      $       0.46
                                                  ============      ============      ============      ============


            See accompanying Notes to Condensed Financial Statements.

                             HAWKINS CHEMICAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Six Months Ended March 31
                                                                                          ----------------------------

                                                                                              2000             1999
                                                                                          -----------      -----------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ......................................................................     $ 3,414,377      $ 5,214,972
    Depreciation and amortization ...................................................       1,004,033          889,049
    Deferred income taxes ...........................................................          45,000          210,000
    Other ...........................................................................         (57,469)         (54,620)
    Changes in certain current assets and liabilities ...............................        (652,720)       1,914,854
                                                                                          -----------      -----------
        Net cash provided by operating activities                                           3,753,221        8,174,255
                                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ......................................      (3,710,727)      (1,056,388)
    Purchases of investments ........................................................        (350,149)      (2,631,436)
    Sale of investments .............................................................         500,000               --
    Payments received on notes receivable ...........................................         293,023          281,851
                                                                                          -----------      -----------
        Net cash used in investing activities                                              (3,267,853)      (3,405,973)
                                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash dividends paid .............................................................      (1,314,154)      (1,147,090)
    Acquisition and retirement of stock .............................................      (3,329,174)      (3,405,572)
    Debt repayment ..................................................................         (95,362)         (89,123)
                                                                                          -----------      -----------
        Net cash used in financing activities                                              (4,738,690)      (4,641,785)
                                                                                          -----------      -----------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (4,253,322)         126,497

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                4,778,174        3,197,015
                                                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $   524,852      $ 3,323,512
                                                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for interest ..........................................................     $    34,658      $    40,897
                                                                                          ===========      ===========

    Cash paid for income taxes ......................................................     $ 2,885,510      $ 2,383,500
                                                                                          ===========      ===========

            See accompanying Notes to Condensed Financial Statements.

                             HAWKINS CHEMICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1999 Hawkins Chemical, Inc. Annual Report which is incorporated by reference in the Form 10-K filed with the Commission on January 3, 2000.

2. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $770,000 at March 31, 2000. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. Cash dividends in the amount of $1,314,154 were paid on October 12, 1999. On February 16, 2000, the Board of Directors declared a semi-annual cash dividend of $.15 per share and a special one-time cash dividend of $.02 per share. Both were payable April 14, 2000 to shareholders of record at the close of business March 31, 2000.

5. During the six months ended March 31, 2000, the Company acquired and retired 399,400 shares of common stock for $3,329,174.

6. During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. The Company's insurers denied coverage and refused to defend the lawsuit filed against it as a result of the fire. In the first quarter of fiscal 1999, the Company prevailed against its insurers to recover the legal and settlement costs in connection with the 1995 warehouse fire. The Company received $2,754,000, which covered substantially all of its settlement and legal costs. The Company's income from operations for the first fiscal quarter of 1999 include the $2,754,000 recovery from its insurers. The umbrella insurer has agreed to defend and indemnify the Company on remaining claims under the Settlement Agreement up to and in accordance with its policy limits of $5,000,000.

7. On May 11, 2000, the Company entered into an agreement in principle to acquire certain assets of St. Mary's Chemicals, Inc. d.b.a. Universal Chemicals for $3,300,000 ($2,700,000 in cash and $600,000 in the Company's common stock). Universal Chemicals, a Minnesota-based company, is engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers. Closing is expected in late May 2000.

     The Company also agreed to enter into an employment agreement with one of the owners of Universal Chemicals. The employment agreement is for five years and contains performance bonus and non-compete provisions. The performance bonus is based on the Pharmaceutical division's operating results, as defined, for five years after the acquisition date and is based on achieving a five-year aggregate EBIT (earnings before interest expense and income taxes) greater than $6,600,000 and if EBIT reaches $11,351,000 or greater, the performance bonus has a maximum payment of $3,262,500.

     The acquisition will be accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The operations of Universal Chemicals will be included in the Company's statement of income beginning May 1, 2000. The pro forma effect of this acquisition on sales, operating income, and earnings per share was not significant.

8. The Company has two reportable segments: Industrial and Water Treatment. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. The information for 1999 has been restated to conform to the 2000 presentation.


REPORTABLE SEGMENTS                                   INDUSTRIAL           WATER TREATMENT               TOTAL
THREE MONTHS ENDED MARCH 31, 2000
     Net sales...................................   $ 16,534,254              $  6,213,120          $ 22,747,374
     Gross profit................................      3,457,575                 1,929,325             5,386,900
     Operating income............................      1,642,791                 1,002,503             2,645,294

THREE MONTHS ENDED MARCH 31, 1999
     Net sales...................................   $ 16,745,745              $  6,018,140          $ 22,763,885
     Gross profit................................      3,432,908                 1,808,901             5,241,809
     Operating income............................      1,801,690                   949,742             2,751,432

SIX MONTHS ENDED MARCH 31, 2000
     Net sales..................................    $ 31,766,085              $ 12,607,658           $ 44,373,743
     Gross profit...............................       6,444,604                 3,914,648             10,359,252
     Operating income...........................       2,910,203                 2,146,584              5,056,787

SIX MONTHS ENDED MARCH 31, 1999
     Net sales.................................     $ 33,611,625              $ 12,463,385           $ 46,075,010
     Gross profit..............................        6,674,758                 3,754,459             10,429,217
     Operating income..........................        3,359,144                 2,064,179              5,423,323


                                                                                    SIX MONTHS ENDED MARCH 31,
                                                                                   2000                  1999
PROFIT RECONCILIATION

     Total income for reportable segments.................................     $ 5,056,787            $ 5,423,323
     Unallocated corporate income.........................................              --              2,754,000
                                                                                 ---------              ---------

     Total operating income...............................................     $ 5,056,787            $ 8,177,323
                                                                                 =========              =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THE INFORMATION CONTAINED IN THIS FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING INFORMATION OR STATEMENTS INCLUDE STATEMENTS ABOUT THE FUTURE OF THE INDUSTRIES REPRESENTED BY OUR OPERATING GROUPS, STATEMENTS ABOUT OUR FUTURE BUSINESS PLANS AND STRATEGIES, THE TIMELINESS OF PRODUCT INTRODUCTIONS AND DELIVERIES, EXPECTATIONS ABOUT INDUSTRY AND MARKET GROWTH DEVELOPMENTS, EXPECTATIONS ABOUT OUR GROWTH AND PROFITABILITY AND OTHER STATEMENTS THAT ARE NOT HISTORICAL IN NATURE. MANY OF THESE STATEMENTS CONTAIN WORDS SUCH AS "MAY," "WILL," "BELIEVE," "INTEND," "ESTIMATE," OR "CONTINUE" OR OTHER SIMILAR WORDS.

THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, COMPETITION, CHANGES IN PRODUCT OR CUSTOMER MIX OR REVENUES, CHANGES IN PRODUCT COSTS AND OPERATING EXPENSES AND OTHER FACTORS DISCLOSED THROUGHOUT THIS REPORT. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND CASH FLOWS, PARTICULARLY THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FILED WITH THE COMMISSION..

CONTINUING OPERATIONS

Net sales decreased $16,511, or .1%, in the second quarter of this fiscal year, and $1,701,267, or 3.7%, in the first six months of this fiscal year as compared to the comparable periods in fiscal 1999. The Industrial segment had a decrease of $211,491 in the second quarter of this fiscal year as compared to the second quarter of fiscal 1999 and $1,845,540 in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. These decreases were mainly attributable to selling price decreases of a single, large-volume product (caustic soda), although these decreases were partially offset by increased volumes in other product lines. The Water Treatment segment had a sales increase of $194,980 in the second quarter of this fiscal year as compared to the second quarter of fiscal 1999 and an increase of $144,273 in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. These increases are due mainly to increased sales volumes.

The gross margin, as a percentage of net sales, for the second quarter of fiscal 2000 was 23.7% compared to 23.0% for the second quarter of fiscal 1999, and was 23.3% for the first six months of fiscal 2000 compared to 22.6% for the first six months of fiscal 1999. For the Industrial segment, gross margin, as a percentage of sales, was 20.9% for the second quarter of fiscal 2000 compared to 20.5% for the second quarter of fiscal 1999 and 20.3% for the first six months of this fiscal year compared to 19.9% for the first six months of fiscal 1999. The Industrial segment's increases are mainly due to decreases in both the selling price and cost of caustic soda compared to the prior periods. The demand for this product does not fluctuate materially as the cost and selling price increases or decreases. The Company has generally been able to, and expects to continue to, adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable dollar gross margins. Gross margin, as a percentage of sales, for the Water Treatment segment was 31.1% for the second quarter ended March 31, 2000 compared to 30.1% for the second quarter of fiscal 1999 and 31.0% for the six-month period ended

March 31, 2000 compared to 30.1% for the six-month period of fiscal 1999. These increases are due to selling price increases in various product lines resulting in increased profit margins.

Selling, general and administrative expenses as a percentage of net sales for the second quarter of fiscal 2000 were 12.1% compared to 10.9% for the second quarter of fiscal 1999, and 11.9% for the first six months of fiscal 2000 compared to 10.9% for the first six months of fiscal 1999. Stated as a percentage of the same period one year ago, the second quarter increase in such expenses was 10.1%, or $251,229, and the six-month increase was 5.9%, or $296,571. These increases were mainly due to increases in the sales and administrative staff and to increased employee compensation and benefit costs, which comprise the majority of the selling, general and administrative expenditures. Most of these remaining expenses fluctuate only slightly with fluctuations in sales.

Income from operations decreased by $106,138, or 3.9%, in the second quarter of fiscal 2000, and $3,120,536, or 38.2%, in the first six months of fiscal 2000 compared to the comparable periods of fiscal 1999. The second quarter decrease is primarily due to the increased selling, general and administrative expenses discussed above. The six-month decrease is primarily attributable to the $2,754,000 recovery during fiscal 1999 from the Company's insurers in connection with the 1995 fire at the Lynde Company, a former wholly owned subsidiary. This insurance recovery covers substantially all of its related settlement and legal costs previously incurred in the periods prior to the payment. Also contributing to the six-month decrease are the increased selling, general and administrative expenses.

OTHER INCOME

Interest income increased $5,362 in the second quarter of fiscal 2000 as compared to the same quarter one year ago and $11,656 for the first six months of this fiscal year as compared to the same six-month period one year ago. These increases are due to a higher rate of return earned on cash investments. Interest expense decreased slightly in the second quarter and the first six months of fiscal 2000 compared to the same periods one year ago due to the decline in the amount of long-term debt outstanding. Other miscellaneous income (deductions) increased $62,760 for the second quarter and $55,346 for the six-month periods ended March 31, 2000 compared to the same periods one year ago.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended March 31, 2000, cash provided by operations was $3,753,221 compared to $8,174,255 for the same period one-year ago. This decrease was due mainly to the decrease in net income and changes in certain current asset and liability accounts discussed in the next paragraph below. The decrease in net income is primarily due to the $2,754,000 recovery received in 1999 from the Company's insurers in connection with the 1995 fire at the Lynde Company, a former wholly owned subsidiary. During the six months ended March 31, 2000, the Company invested $3,710,727 in property and equipment additions, which included approximately $2,140,000 for a new building being constructed in St. Paul, Minnesota that will be occupied by both the Industrial and Water Treatment segments.

Accounts receivable, inventories, and accounts payable decreased during the first six months of fiscal 2000. Decreases in these accounts are typical for the first six months of our fiscal year. Other current assets decreased during the first six months of fiscal 2000 due to prepayments that existed at October 3, 1999 currently being expensed. Other current liabilities decreased as a result of the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the six-month period ended March 31, 2000.

Through open market purchases, the Company acquired and retired 267,000 shares of common stock for $2,243,984 during the quarter ended March 31, 2000 and 399,400 shares of common stock for $3,329,174 during the six-month period ended March 31, 2000.

Cash flows from operations, coupled with the Company's strong cash position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company's total debt to capital ratio puts it in a position to issue debt on favorable terms.

On May 11, 2000, the Company entered into an agreement in principle to acquire certain assets of St. Mary's Chemicals, Inc. d.b.a. Universal Chemicals for $3,300,000 ($2,700,000 in cash and $600,000 in the Company's common stock). Universal Chemicals, a Minnesota-based company, is engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers. Closing is expected in late May 2000.

The Company also agreed to enter into an employment agreement with one of the owners of Universal Chemicals. The employment agreement is for five years and contains performance bonus and non-compete provisions. The performance bonus is based on the Pharmaceutical division's operating results, as defined, for five years after the acquisition date and is based on achieving a five-year aggregate EBIT (earnings before interest expense and income taxes) greater than $6,600,000 and if EBIT reaches $11,351,000 or greater, the performance bonus has a maximum payment of $3,262,500.

The acquisition will be accounted for using the purchase method of accounting, and the excess of purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The operations of Universal Chemicals will be included in the Company's statement of income beginning May 1, 2000. The pro forma effect of this acquisition on sales, operating income, and earnings per share was not significant.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist, except that an additional amount of approximately $1.8 million has been committed for the construction of a facility in St. Paul on the Mississippi River. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents include all liquid debt instruments (primarily cash funds and certificates of deposit) purchased with an original maturity of three months or less. Cash equivalents are carried at cost, which approximates market value. Investments classified as available-for-sale securities consist of insurance contracts and variable rate marketable securities (primarily municipal bonds and annuity contracts) that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity or changes in the availability or yield of alternative investments. These securities are carried at market value, which approximates cost.

Other than as discussed above, management is not aware of any matters that have materially affected the first six months of fiscal 2000, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

YEAR 2000 COMPLIANCE

In previous filings, the Company has discussed the Year 2000 computer systems issue and the Company's efforts and expenditures to plan for and prevent or remediate any related problems. As of the filing date of this Form 10-Q, the Company's business operations have not been materially impacted by Year 2000 matters. The Company has not expended any additional amounts on Year 2000 issues since January 2000, although the Company continues to maintain, upgrade and replace its systems as needed in the ordinary course of business. The Company will continue to monitor its critical computer applications and those of its significant suppliers and customers and will promptly address any latent Year 2000 matters that may arise, although management does not currently anticipate any material problems.

MARKET RISK

At March 31, 2000, the Company had an investment portfolio of fixed income securities of approximately $2,200,861, excluding $17,628,665 of those classified as cash and cash equivalents and variable rate securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

As of the date of this filing, the Registrant was not involved in any pending legal proceedings other than ordinary routine litigation incidental to their business, except as follows:

     LYNDE COMPANY WAREHOUSE FIRE. The settlement agreement (the "Settlement Agreement") relating to the class action, DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY ("Cooksey"), brought in March 1995 against the Company and its former subsidiary, for damages alleged to be caused by a fire at an office/warehouse facility used by the former subsidiary, was approved by the court on January 30, 1998. Pursuant to the Settlement Agreement, the Company agreed to pay certain of the plaintiffs' costs and expenses as well as certain compensation to the class. In October 1998 the Company obtained a judgment against its primary and umbrella insurers obligating both insurers to defend the Company in connection with the Cooksey lawsuit. The two insurers subsequently settled with the Company by reimbursing it $2,754,000 for substantially all amounts incurred in defending and settling the Cooksey action. Less than 12 claimants remain who have not yet resolved their claims under the Settlement Agreement. The Registrant anticipates that the defense and payment of these remaining claims, which are subject to arbitration, will be covered by its umbrella insurer.


Item 4.   Submission of matters to a vote of Security Holders.

     The annual meeting of the shareholders of the Company was held on February 16, 2000.

     The following is a tabulation of the results of votes cast on the matters voted upon at the annual meeting of the shareholders:

     PROPOSAL 1:   Election of Directors.  All of management's nominees for
                   director were elected with the following votes:


                                                                                                              Broker
                                             For             Against         Withheld        Abstain        Non-votes
                                         -------------     ------------    -------------    -----------    -------------
         Dean L. Hahn                       7,839,502            0             277,026           0               0
         G. Robert Gey                      7,854,660            0             261,868           0               0
         Howard M. Hawkins                  7,901,647            0             214,881           0               0
         Donald L. Shipp                    7,708,684            0             407,844           0               0
         John S. McKeon                     7,851,096            0             265,432           0               0
         John R. Hawkins                    7,858,422            0             258,106           0               0
         Duane Jergenson                    7,854,660            0             261,868           0               0
         Kurt R. Norman                     7,686,275            0             430,253           0               0


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.
     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


            Exhibit No.                                      Description of Exhibit
          ---------------          -----------------------------------------------------------------------
                27                 Financial Data Schedule


(b) Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended MARCH 31, 2000.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAWKINS CHEMICAL, INC.



                                   BY   /s/  Marvin E. Dee
                                       ----------------------------------------
                                        Marvin E. Dee, Vice President, Chief
                                        Financial Officer, Secretary, Treasurer


Dated:  May 11, 2000

                                  EXHIBIT INDEX



The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


            Exhibit No.                     Description of Exhibit                       Page
                                                                                          No.
          ---------------          ------------------------------------------          ------------
               27                  Financial Data Schedule                                  15
