Form 10-Q
period 2000-06-30
HAWKINS CHEMICAL INC
filed 2000-08-14
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the transition period from ______________________to ______________________

                          Commission file number 0-7647

                             HAWKINS CHEMICAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                   41-0771293
          -----------                                 ------------
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

                             YES   X   NO
                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                           OUTSTANDING AT AUGUST 8, 2000
 --------------------------------------         -----------------------------
 Common Stock, par value $.05 per share                   10,465,539

                             HAWKINS CHEMICAL, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                            No.
                                                                           ----

PART  I.             FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Balance Sheets - June 30, 2000 and October 3, 1999.....    3

         Condensed Statements of Income - Three and Nine Months
              Ended June 30, 2000 and 1999................................    4

         Condensed Statements of Cash Flows - Nine Months
              Ended June 30, 2000 and 1999................................    5

         Notes to Condensed Financial Statements..........................  6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations  ................................. 9-13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   13

Item 2.  Change in Securities and Use of Proceeds.........................   14

Item 6.  Exhibits and Reports on Form 8-K.................................   14

         Exhibit Index....................................................   15

         Financial Data Schedule  ........................................

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             HAWKINS CHEMICAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                    JUNE 30, 2000     OCTOBER 3, 1999
                                                                    -------------  ---------------------
                                                                     (Unaudited)   (Derived from audited
                                                                                    financial statements)

ASSETS

Current assets:

  Cash and cash equivalents ......................................   $   317,652        $ 4,778,174
  Investments available-for-sale .................................    11,837,037         17,424,700
  Trade receivables-net ..........................................    11,833,558         11,329,211
  Notes receivable ...............................................       326,749            301,920
  Inventories ....................................................     8,812,407          8,379,228
  Prepaid expenses and other .....................................     2,197,266          2,536,448
                                                                     -----------        -----------

        Total current assets .....................................    35,324,669         44,749,681

Property, plant and equipment-net ................................    23,131,661         18,664,999
Notes receivable-noncurrent ......................................     2,447,859          2,844,220
Other assets .....................................................     6,008,089          2,740,927
                                                                     -----------        -----------

  Total ..........................................................   $66,912,278        $68,999,827
                                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................   $ 5,021,657        $ 5,032,268
  Current portion of long-term debt ..............................       102,037             95,362
  Dividends payable ..............................................            --          1,314,154
  Other current liabilities ......................................     3,839,106          4,838,635
                                                                     -----------        -----------

        Total current liabilities ................................     8,962,800         11,280,419

Long-term debt ...................................................       226,003            328,040

Deferred income taxes ............................................     1,037,950          1,029,950

Other long-term liabilities ......................................       562,681            786,202
                                                                     -----------        -----------


Commitments and contingencies
Shareholders' equity:
  Common stock, par value $.05 per share; issued and
     outstanding, 10,494,539 and 10,951,281 shares respectively          524,727            547,564
  Additional paid-in capital ..................................       38,774,066         40,129,749
  Retained earnings............................................       16,824,051         14,897,903
                                                                     -----------        -----------
         Total shareholders' equity ..............................    56,122,844         55,575,216
                                                                     -----------        -----------
  Total ..........................................................   $66,912,278        $68,999,827
                                                                     ===========        ===========

            See accompanying Notes to Condensed Financial Statements.

                             HAWKINS CHEMICAL, INC.
                         CONDENSED STATEMENTS OF INCOME

                                                   Three Months Ended June 30        Nine Months Ended June 30
                                                     2000             1999             2000             1999
                                                 -----------------------------     -----------------------------
                                                          (Unaudited)                       (Unaudited)

Net sales ...................................    $ 26,832,838     $ 24,959,934     $ 71,206,581     $ 71,034,944

Cost of sales ...............................     (19,190,913)     (18,353,963)     (53,205,404)     (53,999,756)
                                                 ------------     ------------     ------------     ------------

Gross profit ................................       7,641,925        6,605,971       18,001,177       17,035,188

Selling, general and administrative .........      (3,416,755)      (2,894,343)      (8,719,220)      (7,900,237)

Litigation settlement reimbursement .........              --           97,708               --        2,851,708
                                                 ------------     ------------     ------------     ------------

Income from operations ......................       4,225,170        3,809,336        9,281,957       11,986,659

Other income (deductions):

  Interest income ...........................         256,184          276,843          817,911          826,914
  Interest expense ..........................          (7,498)          (9,211)         (22,604)         (27,656)
  Miscellaneous .............................          51,704           (4,444)          82,573          (28,921)
                                                 ------------     ------------     ------------     ------------

     Total other income (deductions) ........         300,390          263,188          877,880          770,337
                                                 ------------     ------------     ------------     ------------

Income before income taxes ..................       4,525,560        4,072,524       10,159,837       12,756,996

Provision for income taxes ..................      (1,783,100)      (1,631,800)      (4,003,000)      (5,101,300)
                                                 ------------     ------------     ------------     ------------

Net income ..................................    $  2,742,460     $  2,440,724     $  6,156,837     $  7,655,696
                                                 ============     ============     ============     ============


Weighted average number of shares outstanding      10,515,251       10,991,611       10,671,563       11,192,820
                                                 ============     ============     ============     ============


Earnings per share - basic and diluted ......    $       0.26     $       0.22     $       0.58     $       0.68
                                                 ============     ============     ============     ============


            See accompanying Notes to Condensed Financial Statements.

                             HAWKINS CHEMICAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED JUNE 30
                                                                ----------------------------
                                                                    2000            1999
                                                                -----------     ------------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 6,156,837     $  7,655,696
  Depreciation and amortization ............................      1,578,699        1,465,723
  Deferred income taxes ....................................         83,000          (12,800)
  Other ....................................................        (82,195)         (79,499)
  Changes in certain current assets and liabilities ........     (1,870,162)       2,415,989
                                                                -----------     ------------
     Net cash provided by operating activities .............      5,866,179       11,445,109
                                                                -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment ...............     (5,967,171)      (1,834,620)
  Purchases of investments .................................       (523,204)      (4,593,637)
  Sales of investments .....................................      6,110,867        1,885,814
  Acquisition of St. Mary's Chemicals, Inc. ................     (2,700,000)              --
  Payments received on notes receivable ....................        371,532          357,210
                                                                -----------     ------------
     Net cash used in investing activities .................     (2,707,976)      (4,185,233)
                                                                -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash dividends paid .....................................     (3,109,181)      (2,814,622)
   Acquisition and retirement of stock .....................     (4,414,182)      (4,888,288)
   Debt repayment ..........................................        (95,362)         (89,123)
                                                                -----------     ------------
     Net cash used in financing activities .................     (7,618,725)      (7,792,033)
                                                                -----------     ------------


DECREASE IN CASH AND CASH EQUIVALENTS ......................     (4,460,522)        (532,157)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............      4,778,174        3,197,015
                                                                -----------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................    $   317,652     $  2,664,858
                                                                ===========     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest ...................................    $    34,658     $     40,897
                                                                ===========     ============

  Cash paid for income taxes ...............................    $ 4,504,049     $  4,113,666
                                                                ===========     ============


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

2. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $770,000 at June 30, 2000. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. During the nine months ended June 30, 2000, the Company acquired and retired 532,100 shares of common stock for $4,414,182.

5. During 1995, the Company had a fire in the office/warehouse of The Lynde Company, a former wholly owned subsidiary. The Company's insurers denied coverage and refused to defend the lawsuit filed against it as a result of the fire. In the first quarter of fiscal 1999, the Company prevailed against its insurers to recover the legal and settlement costs in connection with the 1995 warehouse fire. Through the nine-month period ended June 30, 1999, the company received $2,851,708 of which $97,708 was received during the third quarter, which covered substantially all of its settlement and legal costs. The Company's results of operations for the first nine-months of fiscal 1999 include $2,851,708 associated with the settlement. The umbrella insurer has agreed to defend and indemnify the Company on remaining claims under the Settlement Agreement up to and in accordance with its policy limits of $5,000,000.

6. On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary's Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, is engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers. In connection with the acquisition, assets purchased, common stock issued, and cash consideration paid were as follows:

          Assets Acquired:
             Inventory                                                  $   36,843
             Equipment                                                      12,692
             Excess of purchase price over
                net assets acquired                                      3,250,465
                                                                        ----------
                                                                         3,300,000
            Common Stock Issued (75,358 shares)                            600,000
                                                                        ----------

            Cash Consideration Paid                                     $2,700,000
                                                                        ==========

     The acquisition will be accounted for using the purchase method of accounting, and the excess of the purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The operations of Universal Chemicals are included in the Company's statement of income beginning on May 26, 2000. The pro forma effect of this acquisition on sales, operating income, and earnings per share were not significant.

     On May 26, 2000, the Company also entered into a five-year employment agreement with one of the previous owners of Universal Chemicals and consulting agreements with the other two previous owners of Universal Chemicals.

     The employment agreement and consulting agreements contain performance bonuses and non-compete provisions. The agreements are based on Universal Chemicals' operating results, as defined, for five years after the acquisition date and have a maximum payment of $3,520,000. The non-compete provisions cover a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals' operating results, as defined, for five years after the acquisition date.

7. The Company has two reportable segments: Industrial and Water Treatment. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administrative, customer service or purchasing functions. The information for 1999 has been restated to conform to the 2000 presentation.

REPORTABLE SEGMENTS                INDUSTRIAL    WATER TREATMENT       TOTAL

THREE MONTHS ENDED JUNE 30, 2000
  Net sales ................      $17,804,687      $ 9,028,151      $26,832,838
  Gross profit .............        4,711,194        2,930,731        7,641,925
  Operating income .........        2,548,908        1,676,262        4,225,170

THREE MONTHS ENDED JUNE 30, 1999
  Net sales ................      $16,999,262      $ 7,960,672      $24,959,934
  Gross profit .............        4,069,095        2,536,876        6,605,971
  Operating income .........        2,203,302        1,508,326        3,711,628

NINE MONTHS ENDED JUNE 30, 2000
  Net sales ................      $49,570,772      $21,635,809      $71,206,581
  Gross profit .............       11,155,798        6,845,379       18,001,177
  Operating income .........        5,459,111        3,822,846        9,281,957

NINE MONTHS ENDED JUNE 30, 1999
  Net sales ................      $50,610,887      $20,424,057      $71,034,944
  Gross profit .............       10,743,853        6,291,335       17,035,188
  Operating income .........        5,562,446        3,572,505        9,134,951


PROFIT RECONCILIATION

THREE MONTHS ENDED JUNE 30,                            2000             1999

Total income for reportable segments...........     $4,225,170      $ 3,711,628
Unallocated corporate income ..................             --           97,708
                                                    ----------      -----------

Total operating income ........................     $4,225,170      $ 3,809,336
                                                    ==========      ===========


NINE MONTHS ENDED JUNE 30,                             2000             1999

Total income for reportable segments...........     $9,281,957      $ 9,134,951
Unallocated corporate income ..................             --        2,851,708
                                                    ----------      -----------

Total operating income ........................     $9,281,957      $11,986,659
                                                    ==========      ===========

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

THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, COMPETITION, CHANGES IN PRODUCT OR CUSTOMER MIX OR REVENUES, CHANGES IN PRODUCT COSTS AND OPERATING EXPENSES AND OTHER FACTORS DISCLOSED THROUGHOUT THIS REPORT. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY'S FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND CASH FLOWS, PARTICULARLY THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FILED WITH THE COMMISSION.

CONTINUING OPERATIONS

Net sales increased $1,872,904, or 7.5%, in the third quarter of this fiscal year, and $171,637, or .2%, in the first nine months of this fiscal year as compared to the comparable periods in fiscal 1999. The Industrial segment sales increased $805,425 in the third quarter of this fiscal year as compared to the third quarter of fiscal 1999 and decreased $1,040,115 in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. The third quarter increase was mainly attributable to volume increases in certain product lines. The nine-month decrease is mainly attributable to selling price decreases of a single, large-volume product (caustic soda), although the decrease was partially offset by increased volumes in other product lines. The Water Treatment segment sales increased $1,067,479 in the third quarter of this fiscal year as compared to the third quarter of fiscal 1999 and increased $1,211,752 in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. These increases are due mainly to increased sales volumes.

Gross margin, as a percentage of net sales, for the third quarter of fiscal 2000 was 28.5% compared to 26.5% for the third quarter of fiscal 1999, and was 25.3% for the first nine months of fiscal 2000 compared to 24.0% for the first nine months of fiscal 1999. For the Industrial segment, gross margin, as a percentage of sales, was 26.5% for the third quarter of fiscal 2000 compared to 23.9% for the third quarter of fiscal 1999 and 22.5% for the first nine months of this fiscal year compared to 21.2% for the first nine months of fiscal 1999. The Industrial segment's increases are mainly due to decreases in both the selling price and cost of caustic soda compared to the prior periods. The demand for this product does not fluctuate materially as the cost and selling price increases or decreases. The Company has generally been able to, and expects to continue to be able to, adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable dollar gross margins. Gross margin, as a percentage of sales, for the Water Treatment segment was 32.5% for the third quarter ended June 30, 2000 compared to 31.9% for the third quarter of fiscal 1999 and 31.6% for the nine-month period ended June 30, 2000 compared to 30.8% for the nine-month period of fiscal 1999. These increases are due to increased sales volume of certain products with higher profit margins and to selling price increases in various product lines.

Selling, general and administrative expenses as a percentage of net sales for the third quarter of fiscal 2000 were 12.7% compared to 11.6% for the third quarter of fiscal 1999, and 12.2% for the first nine months of fiscal 2000 compared to 11.1% for the first nine months of fiscal 1999. Stated as a percentage of the same period one year ago, the third quarter increase in such expenses was 18.0%, or $522,412, and the nine-month increase was 10.4%, or $818,983. These increases were mainly due to increases in the sales and administrative staff, consulting fees, and to employee compensation and benefit costs. Most of the remaining expenses vary only slightly with fluctuations in sales.

Income from operations increased by $415,834, or 10.9%, in the third quarter of fiscal 2000, and decreased $2,704,702, or 22.6%, in the first nine months of fiscal 2000 compared to the comparable periods of fiscal 1999. The third quarter increase is primarily due to an increase in gross margin resulting from a decrease in materials costs. The nine-month decrease is primarily attributable to the $2,851,708 recovery during fiscal 1999 from the Company's insurers in connection with the 1995 fire at the Lynde Company, a former wholly owned subsidiary. This insurance recovery covers substantially all of the related settlement and legal costs previously incurred in the periods prior to the payment.

OTHER INCOME

Interest income decreased $20,659 in the third quarter of fiscal 2000 compared to the same quarter one year ago and $9,003 for the first nine months of this fiscal year compared to the same nine-month period one year ago. These decreases are mainly due to less cash available for investment. Interest expense decreased slightly in the third quarter and the first nine months of fiscal 2000 compared to the same periods one year ago due to the decline in the amount of long-term debt outstanding. Other miscellaneous income (deductions) increased $56,148 for the second quarter and $111,494 for the nine-month periods ended June 30, 2000 compared to the same periods one year ago, due mainly to gains on disposals of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended June 30, 2000, cash provided by operations was $5,866,179 compared to $11,445,109 for the same period one-year ago. This decrease was due mainly to the decrease in net income and to changes in certain current asset and liability accounts discussed in the next paragraph below. The decrease in net income is primarily due to the $2,851,708 recovery received in fiscal 1999 from the Company's insurers in connection with the 1995 fire at the Lynde Company, a former wholly owned subsidiary of the company. During the nine months ended June 30, 2000, the Company invested $5,967,171 in property and equipment additions, which included approximately $3,450,000 for a new building being constructed in St. Paul, Minnesota that will be occupied by both the Industrial and Water Treatment segments.

Accounts receivable increased due to the increase in sales for the quarter. Inventories increased due to increased quantities of caustic soda, food grade chemicals, and pharmaceutical chemicals. Other current assets decreased during the first nine months of fiscal 2000 due to prepayments that existed at October 3, 1999 and are currently being expensed. Other current liabilities decreased as a result of the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the nine-month period ended June 30, 2000, except that 75,358 shares were issued in connection with the acquisition of St. Mary's Chemicals on May 26, 2000.

Through open market purchases, the Company acquired and retired 132,700 shares of common stock for $1,085,008 during the quarter ended June 30, 2000. For the nine-month period ending June 30, 2000, 532,100 shares of common stock, at a cost of $4,414,182, have been acquired and retired.

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

On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary's Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, is engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers. In connection with the acquisition, assets purchased, common stock issued, and cash consideration paid were as follows:

     Assets Acquired:
        Inventory                                  $ 36,843
        Equipment                                    12,692
        Excess of purchase price over
           net assets acquired                    3,250,465
                                                 ----------
                                                  3,300,000
     Common Stock Issued (75,358 shares)            600,000
                                                 ----------

     Cash Consideration Paid                     $2,700,000
                                                 ==========

The acquisition will be accounted for using the purchase method of accounting, and the excess of the purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The operations of Universal Chemicals are included in the Company's statement of income beginning on May 26, 2000. The pro forma effect of this acquisition on sales, operating income, and earnings per share were not significant.

On May 26, 2000, the Company also entered into a five-year employment agreement with one of the previous owners of Universal Chemicals and consulting agreements with the other two previous owners of Universal Chemicals.

The employment agreement and consulting agreements contain performance bonuses and non-compete provisions. The agreements are based on Universal Chemicals' operating results, as defined, for five years after the acquisition date and have a maximum payment of $3,520,000. The non-compete provisions cover a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals' operating results, as defined, for five years after the acquisition date.

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

Other than as discussed above, management is not aware of any matters that have materially affected the first nine months of fiscal 2000, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

MARKET RISK

At June 30, 2000, the Company had an investment portfolio of fixed income securities of approximately $1,606,643, excluding $12,573,916 of those classified as cash and cash equivalents and variable rate securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognitions issues. Companies are required to modify their revenue recognition policy to comply with SAB No. 101 by December 31, 2000. Management has not yet determined the effects SAB No. 101 will have on the Company's financial position or the results of its operations.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this filing, the Registrant was not involved in any pending legal proceedings other than ordinary routine litigation incidental to their business, except as follows:

     LYNDE COMPANY WAREHOUSE FIRE. The settlement agreement (the "Settlement Agreement") relating to the class action, DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY ("Cooksey"), brought in March 1995 against the Company and its former subsidiary, for damages alleged to be caused by a fire at an office/warehouse facility used by the former subsidiary, was approved by the court on January 30, 1998. Pursuant to the Settlement Agreement, the Company agreed to pay certain of the plaintiffs' costs and expenses as well as certain compensation to the class. In October 1998 the Company obtained a judgment against its primary and umbrella insurers obligating both insurers to defend the Company in connection with the Cooksey lawsuit. The two insurers subsequently settled with the Company by reimbursing it $2,754,000 for substantially all amounts incurred in defending and settling the Cooksey action. Less than 10 claimants remain who have not yet resolved their claims under the Settlement Agreement. The Registrant anticipates that the defense and payment of these remaining claims, which are subject to arbitration, will be covered by its umbrella insurer.

Item 2.  Change in Securities and Use of Proceeds

     On May 26, 2000 in connection with the acquisition of substantially all of the assets of St. Mary's Chemicals, Inc., 75,358 shares of common stock were issued to St. Mary's Chemicals, Inc., at a value of $600,000 based on the weighted average closing price of such shares as listed on the NASDAQ National Market System for the twenty trading days ending five trading days before the closing date. Since it was a privately negotiated sale, the issuance of the securities was exempt from Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.


          Exhibit No.                     Description of Exhibit
         -------------       ---------------------------------------------------
             10.1             Asset purchase agreement dated May 26, 2000 among
                              St. Mary's Chemicals, Inc., its shareholders, and
                              registrant

              27              Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fiscal quarter ended JUNE 30, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HAWKINS CHEMICAL, INC.

                                    BY  /s/  Marvin E. Dee
                                        ---------------------------------------
                                        Marvin E. Dee, Vice President, Chief
                                        Financial Officer, Secretary, Treasurer

Dated:  August 8, 2000

                                  EXHIBIT INDEX

The following exhibits are included with this Quarterly Report on Form 10-Q (or incorporated by reference) as required by Item 601 of Regulation S-K.

                                                                                       Page
          Exhibit No.                     Description of Exhibit                        No.
         -------------       ---------------------------------------------------      ------
             10.1             Asset purchase agreement dated May 26, 2000 among        16-35
                              St. Mary's Chemicals, Inc., its shareholders, and
                              registrant

              27              Financial Data Schedule                                  36