Form 10-K
period 2000-10-01
HAWKINS CHEMICAL INC
filed 2000-12-27
CIK 46250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 1, 2000, Commission File No. 0-7647

                             HAWKINS CHEMICAL, INC.
          -------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

            MINNESOTA                                41-0771293
  ----------------------------         ---------------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification No.)

   3100 EAST HENNEPIN AVENUE, MINNEAPOLIS, MINNESOTA                  55413
  ----------------------------------------------------           -------------
       (Address of Principal Executive Offices)                    (Zip Code)

                                 (612) 331-6910
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.05 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant on December 1, 2000, was $63,097,225 (based upon the last reported sale price on that date as reported by The Nasdaq Stock Market), excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant's Employee Stock Ownership Plan. The number of shares outstanding of the Registrant's common stock on December 1, 2000 was 10,405,739.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be held February 14, 2001.

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

                                     PART I

ITEM 1.  BUSINESS.

       (a) GENERAL DEVELOPMENT OF THE BUSINESS. The Registrant was incorporated under the laws of the State of Minnesota in 1955. In fiscal 1998, the Registrant merged three of its former subsidiaries, Feed-Rite Controls, Inc., Mon-Dak Chemical, Inc., Dakota Chemical, Inc. and its Arrowhead Chemical Division together to form a single wholly-owned subsidiary known as Hawkins Water Treatment Group, Inc. (HWTG). In fiscal 1999, the Registrant merged HWTG into the Registrant. During fiscal 2000, the Registrant acquired St. Mary's Chemicals, Inc. (discussed more fully in paragraph (i) below).

       (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Registrant's principal business is the formulation, blending and distribution of bulk and specialty chemicals, which it conducts in two principal segments: Water Treatment and Industrial. Financial information regarding these segments is reported in the Registrant's audited financial statements. See Items 7 and 8 below.

       (c) NARRATIVE DESCRIPTION OF THE BUSINESS.

              (i) PRODUCTS AND MARKETS. The Registrant's business is conducted in its two segments, Water Treatment and Industrial, which are more fully described below:

                     (A) WATER TREATMENT. The Water Treatment segment
              specializes in providing water and waste-water treatment equipment and chemicals, as well as helping customers find solutions to systems problems in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska, Michigan, Montana and Wyoming. It also operates as a distributor of the Registrant's products to its customers. The Water Treatment operations in the Minneapolis/St. Paul area are relocating to a new 59,000 square foot facility, "Red Rock", which is expected to occur during the first quarter of fiscal 2001. The new facility, located on the Mississippi River in St. Paul, is expected to improve operational efficiencies, as the Water Treatment operations will then be located at the facility where several key products will be produced. The additional warehouse space will reduce the amount of time required to load trucks between deliveries.

                     (B) INDUSTRIAL. The Industrial segment specializes in
              providing industrial chemicals and services to the energy, electronics, chemical processing, pulp and paper, medical device and plating industries. In addition, the Industrial segment provides products and services to food manufacturers and processing plants. The Industrial segment also distributes a variety of pharmaceutical products and sells certain food grade products, including the Cheese-Phos(R) liquid phosphate product (discussed more fully in paragraph (iv) below) and other blended products, none of which are material to the Registrant. This segment conducts its business primarily through terminal operations and sales.

                     The Industrial segment receives, stores and distributes
              various chemicals in bulk, including liquid caustic soda, phosphoric acid and aqua ammonia; manufactures sodium hypochlorite (bleach); repackages liquid chlorine; and performs custom blending of certain chemicals for customers according to customer formulas. Approximately 80% of the terminal operations business is related to liquid caustic soda. The Industrial segment also operates a liquid caustic soda barge terminal to receive shipments during the period the Mississippi River is open to barge traffic (approximately April 1 through November 15). During the remainder of the year the Registrant relies on stockpiles, as well as supplies shipped in by railroad tank car. Pursuant to operating agreements it has with other chemical companies, the Registrant also receives, stores and ships liquid caustic soda and other chemicals at the Hawkins "Terminal 1" location and its "Terminal 2" site, which is located across the river and downstream from Terminal 1. The chlorine repackaging and bleach manufacturing operations currently located at Terminal 1 will be moved to Red Rock during fiscal 2001.

                     Since 1963, flooding of the Mississippi River has required these operations to be temporarily shifted out of its buildings three times, the most recent being in April 1997. No substantial interruptions to sales resulted from the floods because railroad tank cars were successfully used as an alternative means of supply. Although the use of tank cars resulted in additional costs, results of operations were not materially impacted. For approximately two weeks in 1997, the areas around the Registrant's terminal operations were flooded, preventing shipments to and from these locations. The terminals themselves were not flooded as the facilities were adequately protected by dikes. All shipments were made from alternate locations. The additional costs incurred as a result of the flooding did not materially impact the Registrant's results of operations for fiscal 1997. The Red Rock facility will serve as an additional terminal for bulk chemicals. Historically, the property on which the Red Rock facility is located has not been subject to flooding when Terminals 1 and 2 were not usable due to high water. This is expected to allow the Registrant to continue shipping to customers from the Red Rock facility during periods of high water levels. No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the business of the Registrant in the future.

                     The Industrial segment also includes a sales distribution
              center for industrial chemicals, laboratory chemicals and laboratory supplies. Bulk industrial chemicals are generally repackaged and sold in smaller quantities to the Registrant's customers. Sales are concentrated primarily in Wisconsin, Minnesota, northern Iowa and North and South Dakota. Among the principal chemicals handled are water purification and pollution control chemicals (such as chlorine) and industrial chemicals (such as anhydrous ammonia, aluminum sulphate, hydrofluosilicic acid, soda ash, phosphates, muriatic acid, aqua ammonia, sulfuric acid and liquid caustic soda). It also specializes in sales to the plating and electronic industries, for which it relies on a specially trained sales staff that works directly with customers on their plating and other processes. This aspect of its operations commenced in 1993 when the Registrant acquired the assets of Industrial Chemical & Equipment Co.

                     RECENT ACQUISITION. On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary's Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers. In connection with the acquisition, assets purchased, common stock issued, and cash consideration paid were as follows:

                     Assets Acquired:
                        Inventory                                                      $       36,843
                        Equipment                                                              12,692
                        Excess of purchase price over net assets acquired                   3,250,465
                                                                                       --------------
                                                                                            3,300,000
                     Common Stock Issued (75,358 shares)                                      600,000
                                                                                       --------------
                     Cash Consideration Paid                                           $    2,700,000
                                                                                       ==============

                     The acquisition was accounted for using the purchase method of accounting, and the excess of the purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The operations of Universal Chemicals are included in the Company's statement of income beginning on May 26, 2000. The pro forma effect of this acquisition on prior periods sales, operating income, and earnings per share was not significant.

                     On May 26, 2000, the Company also entered into a five-year employment agreement with one of the previous owners and consulting agreements with the other two previous owners of Universal Chemicals. The employment agreement and consulting agreements contain performance bonuses and non-compete provisions. The agreements are based on Universal Chemicals' operating results, as defined, for five years after the acquisition date and have a maximum payment of $3,520,000. The non-compete provisions extend for a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals' operating results, as defined in the agreements, for five years after the termination date.

              (ii) NEW PRODUCTS. There were no significant new products in fiscal 2000.

              (iii) RAW MATERIALS. The Registrant's segments have approximately 300 suppliers, including many of the major chemical producers in the United States, of which approximately 20 account for a majority of the purchases. The Registrant's segments typically have written distributorship agreements or supply contracts with its suppliers that are renewed from time to time. Although there is no assurance that any contract or understanding with any supplier will not be terminated in the foreseeable future, most of the basic chemicals purchased can be obtained from alternative sources should existing relationships be terminated.

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

              The Registrant's patented Cheese-Phos-Registered Trademark- liquid sodium phosphate, which can be stored at room temperature, offers all the advantages of a liquid sodium phosphate product, but eliminates the need for high-heat delivery systems. Although it is not currently possible to project the effect of Cheese-Phos-Registered Trademark- on the Registrant's results of operations for future periods, the Registrant does not currently expect this product to add materially to the Registrant's revenues or profits.

              (v) SEASONAL ASPECTS. The Water Treatment segment has historically experienced higher sales during the third and fourth fiscal quarters, which is due primarily to an increase in chemicals used by municipal water treatment facilities.

              (vi) WORKING CAPITAL ITEMS. As a bulk distributor of chemicals, the Registrant is required to carry significant amounts of inventory to meet rapid delivery requirements of customers. Working capital requirements vary on a seasonal basis as a result of the seasonality of the water treatment business.

              (vii) DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. No one customer represents more than approximately four percent of the Registrant's sales, but the loss of its four largest customers could have a material adverse effect on the Registrant's results of operations. Additionally, no one customer represents 10% or more of either the Water Treatment segment or Industrial segment sales.

              (viii) BACKLOG. Backlog is not material to an understanding of the Registrant's business.

              (ix) GOVERNMENT CONTRACTS. No material portion of the Registrant's business is subject to renegotiation of profits or termination of contracts at the election of any state or federal governmental subdivision or agency.

              (x) COMPETITIVE CONDITIONS. The Registrant operates in a competitive industry and competes with producers, distributors and sales agents offering chemicals equivalent to all of the products handled by the Registrant. Many such producers and distributors have substantially more business and are substantially larger than the Registrant. No one competitor, however, is dominant in the Registrant's market. Price and service are the principal methods of competition in the industry.

              (xi) RESEARCH AND DEVELOPMENT. The Registrant does not have a formal research and development function. Employees are assigned to research and development projects as the need arises. During the past fiscal year, expenditures for research and development were negligible and not material to the Registrant's business.

              (xii) ENVIRONMENTAL MATTERS. The Registrant is primarily a compounder and distributor, rather than a manufacturer, of chemical products. As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Registrant. The Registrant does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal 2001.

              (xiii) EMPLOYEES. The number of persons employed by the Registrant as of October 1, 2000 was 182.

       (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Because the Registrant deals primarily in one geographic area of the United States, a breakdown of revenue, profitability or assets attributable to different geographic areas is not meaningful to an understanding of the Registrant's business.

ITEM 2. PROPERTIES.

       The Registrant owns its principal location, which consists of approximately eleven acres of land in Minneapolis, Minnesota, with six buildings containing a total of 160,000 square feet of office and warehouse space. The Registrant's principal office is located in one of these buildings, at 3100 East Hennepin Avenue. The other buildings house the rest of the Registrant's operations. As of the date hereof, the Registrant has installed sprinkler systems in substantially all of its warehouse facilities for fire protection. The Registrant carries insurance covering the replacement of property damaged by fire or flood.

       As noted above, the Registrant is in the process of completing the new Red Rock facility in St. Paul, Minnesota. The Red Rock facility will consist of a 59,000 square foot building located on approximately 10 acres of land. The new facility will have outside storage capacity of approximately 1,500,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased by the Registrant from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the annual tonnage unloaded at the site through May 31, 2029. The basic rent and annual tonnage rent are to be renegotiated every five years beginning June 1, 2004.

       In addition to the facilities described above, the Registrant's other facilities are described below. These facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned and is fully utilized by the Registrant.

                                                                                                     Approx.
             Segment                  Location                        Primary Use                 Square Feet
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

              (1) The Registrant's terminal operations are located at two sites on opposite sides of the Mississippi River, made up of three buildings, nine outside storage tanks with a total capacity of approximately 8,900,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased by the Registrant from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the annual tonnage unloaded at each site. The applicable leases run until December 31, 2003, at which time the Registrant has an option to renew the leases for an additional five-year period on the same terms and conditions subject to renegotiation of rent. The Registrant also has options to renew these leases for additional successive five-year renewal periods (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

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

ITEM 3. LEGAL PROCEEDINGS.

       As of the date of this filing, the Registrant is not involved in any pending legal proceeding other than ordinary routine litigation incidental to their business, except as follows:

       LYNDE COMPANY WAREHOUSE FIRE. The settlement agreement (the Settlement Agreement) relating to the class action, DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY (Cooksey), brought in March 1995 against the Company and its former subsidiary, for damages alleged to be caused by a fire at an office/warehouse facility used by the former subsidiary, was approved by the court on January 30, 1998. Pursuant to the Settlement Agreement, the Company agreed to pay certain of the plaintiffs' costs and expenses as well as certain compensation to the class. In October 1998 the Company obtained a judgment against its primary and umbrella insurers obligating both insurers to defend the Company in connection with the Cooksey lawsuit. The two insurers subsequently settled with the Company by reimbursing it $2,754,000 for substantially all amounts incurred in defending and settling the Cooksey action. Less than 10 claimants remain who have not yet resolved their claims under the Settlement Agreement. The Registrant anticipates that the defense and payment of these remaining claims, which are subject to arbitration, will be covered by its umbrella insurer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

       The executive officers of the Registrant, their ages and offices held, as of December 15, 2000 are set forth below:

               Name                            Age                             Office
        John R. Hawkins                        49               Chairman of the Board and Chief Executive Officer

        Kurt R. Norman                         45               President and Chief Operating Officer

        Marvin E. Dee                          51               Vice President, Chief Financial Officer,
                                                                Secretary, and Treasurer

        Keenan A. Paulson                      51               Vice President - Water Treatment Group






        John R. Sevenich                       42               Vice President - Manufacturing and Specialty
                                                                Products

        Daniel E. Soderlund                    38               Vice President - Pharmaceuticals

       John R. Hawkins has been the Registrant's Chairman and Chief Executive Officer since February 16, 2000. He was President and Chief Operating Officer from December 1998 to February 2000 and was Secretary from 1991 to December 1999. He was an Executive Vice President from 1997 to December 1998 and Vice President of Sales from 1987 to 1997.

       Kurt R. Norman has been the Registrant's President and Chief Operating Officer since February 16, 2000. He was a Vice President of the Registrant from February 1999 until February 2000 and was the Vice President of the Water Treatment segment from 1996 to February 1999 and was the Water Treatment General Manager from 1988 to 1996.

       Marvin E. Dee has been the Registrant's Vice President and Chief Financial Officer since September 1999 and its Secretary and Treasurer since December 1999. He was the Chief Financial Officer of Nath Companies from 1997 to September 1999, the Vice President of Finance and Treasurer of Tricord Systems, Inc. from 1993 to 1997 and Senior Director of Accounting of NordicTrack, Inc. in 1993 and the Controller of NordicTrack from 1991 to 1992.

       Keenan A. Paulson has been the Registrant's Vice President - Water Treatment Group since May 2000. Prior to attaining this position, Ms. Paulson held various positions during her 29-year career with the Company, most recently as its Water Treatment General Manager.

       John R. Sevenich has been the Registrant's Vice President - Manufacturing and Specialty Products since May 2000. He was the Business Unit Manager of Manufacturing from 1998 to May 2000 and was a Sales Representative with the Company from 1989 to 1998.

       Daniel E. Soderlund has been the Registrant's Vice President - Pharmaceuticals since May 2000. He was the Business Unit Manager of Pharmaceuticals from April 1999 to May 2000 and was a Sales Representative with the Company from 1992 to April 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

        Quarterly Stock Data                       High                       Low
        Fiscal 2000
          4th Quarter                            $ 8                        $ 7 1/4
          3rd Quarter                              8 3/8                      7
          2nd Quarter                              8 5/8                      7 5/8
          1st Quarter                              8 7/8                      7 5/8

        Fiscal 1999
          4th Quarter                              9                          7 1/2
          3rd Quarter                              9 3/4                      8
          2nd Quarter                             10 1/2                      9 3/4
          1st Quarter                             12                         10





        Cash Dividends                         Declared                    Paid

        Fiscal 2001
          1st Quarter                                                      $.15

        Fiscal 2000
          4th Quarter                           $.15
          3rd Quarter                                                      $.17
          2nd Quarter                           $.17
          1st Quarter                                                      $.12

        Fiscal 1999
          4th Quarter                           $.12
          3rd Quarter                                                      $.15
          2nd Quarter                           $.15
          1st Quarter                                                      $.10

The common stock of Hawkins Chemical, Inc. trades on the NASDAQ National Market System under the symbol "HWKN." The price information represents closing sale prices reported in the NASDAQ/NMS Monthly Statistical Report.

As of October 1, 2000, there were approximately 800 shareholders of record of the Company's common stock. Additionally, the Depository Trust Company, the principal central securities depository in the United States, held the shares of approximately 1700 shareholders that were counted as owned by one holder.

ITEM 6. SELECTED FINANCIAL DATA.

         SELECTED FINANCIAL DATA TABLE

        Fiscal Year                     2000             1999            1998             1997            1996
        Sales                       $  97,075,223   $  95,459,661    $  94,722,511   $  87,745,980   $   80,886,062

        Net income                      8,567,699       9,698,642        8,213,869       7,790,487        6,476,410

        Basic and diluted
          earnings per
          common share                        .81             .87              .71             .67              .56

        Cash dividends
          declared per
          common share                        .32             .27              .20             .18              .15

        Cash dividends
          paid per
          common share                        .29             .25              .19             .16              .14

        Total assets                   69,894,520      68,999,827       66,535,475      63,652,616       56,487,356

        Long-term debt                    226,003         328,040          423,402         512,525          572,453

       All per share data has been restated to reflect the 5% stock dividends in 1997 and 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Financial Statements and Supplementary Data including the Notes thereto in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information contained in this Annual Report on Form 10-K includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including demand from major customers, competition, changes in product or customer mix or revenues, changes in product costs and operating expenses, and other factors disclosed throughout this Annual Report on Form 10-K and the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition, results of operations or cash flows.

OVERALL SUMMARY

       Net sales in fiscal 2000 increased 1.7% to $97,075,223 from $95,459,661 in fiscal 1999. Net income for fiscal 2000 was $8,567,699, or $0.81 per share, compared to $9,698,642, or $0.87 per share for fiscal 1999. However, the fiscal 1999 results include litigation settlement reimbursements, special charges related to organizational changes and a gain on sale of land, which increased earnings by $0.10 per share, net of related costs and taxes. Return on average shareholders' equity was 15.3% for fiscal 2000, compared to 17.8% for fiscal 1999. Book value per share at October 1, 2000 was $5.44 compared to $5.07 one year ago.

RESULTS OF OPERATIONS

       The general economic environment in our markets has improved slightly. While this improvement had a favorable impact on gross margin, management will continue to focus efforts on programs aimed at improving profitability and controlling costs.

NET SALES

       For the year ended October 1, 2000, sales increased $1,615,562, a 1.7% increase from fiscal 1999, due to an increase of $1,821,293 in Water Treatment segment sales partially offset by a decrease of $205,731 in Industrial segment sales. The Water Treatment segment increase is due to an increase in volumes. The Industrial decrease is due to a decrease in the selling price of caustic soda partially offset by an increase in volumes of caustic soda and the majority of other product sales in this segment.

       For the year ended October 3, 1999, sales increased $737,150, a 0.8% increase from fiscal 1998, due to an increase of $794,912 in Water Treatment segment sales partially offset by a decrease of $57,762 in Industrial segment sales. The Water Treatment segment increase is due to an increase in volumes. The Industrial segment decrease is due to a significant decrease in the selling price of caustic soda partially offset by an increase in volumes of caustic soda and the majority of other product sales in this segment.

GROSS MARGINS

       Gross margin, as a percentage of sales, was 25.5% in fiscal 2000, 25.1% in fiscal 1999 and 23.6% in fiscal 1998. The gross margin variations are due to a number of variables in both segments as explained below.

       Gross margin, as a percentage of sales, for the Industrial segment was 22.9% in fiscal 2000, 22.5% in fiscal 1999 and 22.0% in fiscal 1998. The fiscal 2000 and fiscal 1999 increase over the previous years were due to the Company's ability to maintain relatively constant profit margins of a major product line while the cost of the materials were decreasing. The Company attempts to maintain relatively constant dollar margins as the cost of this product line increases and decreases. The cost of this product is normally subject to fluctuations, which are expected to continue in future periods. By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing. The Company has also generally been able to, and expects to continue to, adjust its selling prices as the cost of materials and other expenses change, thereby maintaining relatively stable gross margins.

       Gross margin, as a percentage of sales, for the Water Treatment segment was 31.3% in fiscal 2000, 31.2% in fiscal 1999 and 27.4% in fiscal 1998. The fiscal 2000 gross margin was comparable to fiscal 1999. The fiscal 1999 increase over fiscal 1998 was due to a decrease in materials costs.

SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses increased 7.2% and 8.8% in fiscal 2000 and fiscal 1999, respectively over the previous years. The fiscal 2000 increase over fiscal 1999 was mainly due to increases in the sales and administrative staff, consulting fees and to employee benefits costs. The fiscal 1999 increase over fiscal 1998 was due to increases in sales staff and to increases in employee compensation and benefits costs.

LITIGATION AND SETTLEMENT COSTS RELATED TO 1995 FIRE

       Prior to September 1998, the Company paid and expensed $2.9 million in settlement and legal costs and for other costs in connection with the Company's defense of a lawsuit filed against it in Minnesota entitled DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY. The plaintiffs in the lawsuit sought damages for personal injury and other damages alleged to have been caused by the release of hazardous substances as a result of a fire at an office/warehouse facility occupied by The Lynde Company, formerly a wholly owned subsidiary of the Company. The Company entered into a Settlement Agreement with the plaintiffs. Most, but not all, of the claimants have now been paid under the Settlement Agreement.

       The Company's primary and umbrella insurers denied coverage and refused to defend the lawsuit. During fiscal 1999, the Company prevailed in its claims against its insurers and has been reimbursed $2,851,708 for substantially all of its settlement and legal expenses. In addition, the Company anticipates that the defense and payment of the remaining claims, of approximately 10 claimants, will be covered by the umbrella insurer.

SPECIAL CHARGES

       During fiscal 1999, the Company entered into termination agreements with three former employees due to corporate organizational changes and recorded Special Charges in the Statement of Income of $1,112,127.

OTHER INCOME

       Interest income decreased 4.3% in fiscal 2000 as compared to the previous year due to less cash available for investment. Interest income decreased 9.4% in fiscal 1999 as compared to the previous year due to investing a larger amount of the cash available for investment in tax-free municipal bonds, which generally have a lower pre-tax, but higher after-tax, rate of return, since earnings are not taxable for Federal income tax purposes. Interest expense decreased in fiscal 2000 and fiscal 1999 as compared to the previous year. Most of the interest expense is the result of the Company issuing a note payable to the seller in connection with the acquisition of the assets of Industrial Chemical & Equipment Company in 1993. Other miscellaneous income decreased in fiscal 2000 as compared to fiscal 1999 due to gains on the sale of land in fiscal 1999 and was consistent with fiscal 1998.

PROVISION FOR INCOME TAXES

       The effective income tax rate was 39.2% for the fiscal year ended October 1, 2000, 39.4% for the fiscal year ended October 3, 1999, and 38.9% for the fiscal year ended September 27, 1998. The fiscal 2000 and fiscal 1999 increase over fiscal 1998 was due to incremental income taxed at a higher rate.

         SELECTED QUARTERLY FINANCIAL DATA

                                                        FISCAL YEAR ENDED OCTOBER 1, 2000
                                       -------------------------------------------------------------------
                                            First           Second             Third           Fourth
                                           Quarter          Quarter           Quarter         Quarter
        Net sales                      $   21,626,369   $    22,747,374   $   26,832,838    $   25,868,642
        Gross profit                        4,972,352         5,386,900        7,641,925         6,800,999
        Net income                          1,639,687         1,774,690        2,742,460         2,410,862
                                       ==============   ===============   ==============    ==============

        Basic and diluted
          earnings per share           $          .15   $           .17   $          .26    $          .23
                                       ==============   ===============   ==============    ==============
                                                        FISCAL YEAR ENDED OCTOBER 3, 1999
                                       -------------------------------------------------------------------
                                            First           Second             Third           Fourth
                                           Quarter          Quarter           Quarter         Quarter
        Net sales                      $   23,311,125   $    22,763,885   $   24,959,934    $   24,424,717
        Gross profit                        5,187,408         5,241,809        6,605,971         6,908,982
        Net income                          3,426,234         1,788,738        2,440,724         2,042,946
                                       ==============   ===============   ==============    ==============

        Basic and diluted
          earnings per share           $          .30   $           .16   $          .22    $          .19
                                       ==============   ===============   ==============    ==============

INFLATION

       Inflation has not had a significant impact on the Company during the past three fiscal years, as selling prices have generally been adjusted as the cost of materials and other expenses have changed. On occasion, however, slight fluctuations in the cost of a single, large-volume product historically have not been reflected in the selling price of that product.

FINANCIAL CONDITION

LIQUIDITY

       Cash provided by operations in fiscal 2000 was $9,693,479 compared with $13,847,248 in fiscal 1999 and $6,127,052 in fiscal 1998. The decrease in fiscal 2000 over fiscal 1999 was due primarily to fluctuations in inventory values and to the recovery of litigation expenses in fiscal 1999. The increase in fiscal 1999 over 1998 was due primarily to a decrease in inventories caused by the decrease in the cost of a major product line and recovery of the litigation expenses.

       Cash and investments available-for-sale decreased by $7,983,251 to $14,219,623 at the end of fiscal 2000. The decrease was primarily attributable to capital expenditures and the acquisition of St. Mary's Chemicals. The Company is investing excess cash primarily in conservative investments. Cash equivalents consist of a money market account at a financial institution. Investments consist of investment contracts with high-rated, stable insurance companies and marketable securities consisting of variable rate municipal bonds carried at fair value, which approximates cost. Investments are highly liquid and are available upon demand generally with only a minor penalty.

CAPITAL EXPENDITURES

       Capital expenditures in fiscal 2000, 1999 and 1998 were $7,216,301, $2,449,894 and $5,051,641, respectively. Of the fiscal 2000 capital expenditures, the new Red Rock facility accounted for $4.5 million, transportation equipment additions accounted for $1.3 million, building improvements and additions amounted to $0.4 million, and warehouse, laboratory and office machinery and equipment accounted for $1.0 million.

COMMON STOCK REPURCHASES

       During fiscal 2000, the Company acquired and retired 608,900 shares of common stock for $5,020,366. During fiscal 1999, the Company acquired and retired 499,614 shares of common stock for $4,888,288.

OUTLOOK

       Management does not anticipate the need for stock or debt issuances in the short or long-term, as cash, investments and cash flows from operations have been more than adequate to fund working capital, capital investments, dividend needs and common stock repurchases. If the need for additional financing arises, however, management will consider issuance of debt or equity if such financing can be obtained on favorable terms. Although management continually looks for companies to acquire and for ways to modernize its facilities and equipment, no material commitments for acquisitions or capital expenditures currently exist.

       Currently, management is aware of significant price increases in caustic soda caused by a reduction in the production of chlorine used in producing plastics. The Company cannot predict what the impact of this increased raw material cost will have on the fiscal 2001 financial performance of its Industrial segment when the caustic soda supply is replenished upon the river shipping season opening in the spring. However, based upon historical experience the Company expects to be able to maintain its profit margin.

       Other than as discussed above, management is not aware of any matters or trends that have materially affected the results of operations for fiscal 2000 that are not expected to have either short or long-term implications, nor is it aware of any trends or other matters that have not materially affected results in fiscal 2000 but are expected to have a material effect on future periods.

ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. This statement was adopted by the Company for the fiscal year beginning October 2, 2000, and is not expected to materially impact the Company's financial statements.

       In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. An amendment in June 2000 delayed the effective date and it is not required to be adopted by the Company until the fourth quarter of fiscal 2001. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

       At the end of fiscal 2000, the Company had an investment portfolio of fixed income securities of $1,591,986, excluding $14,678,140 of those classified as cash and cash equivalents and variable rate securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company anticipates that it will continue to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HAWKINS CHEMICAL, INC.
STATEMENTS OF INCOME
----------------------------

                                                                          FOR THE FISCAL YEARS ENDED
                                                            -------------------------------------------------------
                                                               OCTOBER 1,         OCTOBER 3,        SEPTEMBER 27,
                                                                  2000               1999               1998
Net sales                                                    $   97,075,223     $   95,459,661     $    94,722,511
Cost of sales                                                   (72,273,047)       (71,515,491)        (72,380,576)
                                                             --------------     --------------     ---------------
Gross margin                                                     24,802,176         23,944,170          22,341,935

Selling, general and administrative expenses                    (11,863,401)       (11,066,346)        (10,170,255)
Litigation settlement proceeds                                                       2,851,708
Special charges                                                                     (1,112,127)
                                                             --------------     --------------     ---------------
Income from operations                                           12,938,775         14,617,405          12,171,680

Other income (deductions):
   Interest income                                                1,073,823          1,121,939           1,237,789
   Interest expense                                                 (30,192)           (36,867)            (43,516)
   Miscellaneous                                                     97,643            303,095              83,084
                                                             --------------     --------------     ---------------
     Total other income, net                                      1,141,274          1,388,167           1,277,357
                                                             --------------     --------------     ---------------
Income before income taxes                                       14,080,049         16,005,572          13,449,037
Provision for income taxes                                       (5,512,350)        (6,306,930)         (5,235,168)
                                                             --------------     --------------     ---------------

Net income                                                   $    8,567,699     $    9,698,642     $     8,213,869
                                                             ==============     ==============     ===============

Weighted average number of shares outstanding                    10,615,881         11,130,970          11,594,752
                                                             ==============     ==============     ===============

Basic and diluted earnings per share                         $         0.81     $         0.87      $         0.71
                                                             ==============     ==============      ==============

See accompanying notes to financial statements.

HAWKINS CHEMICAL, INC.
BALANCE SHEETS
---------------------------

                                                                                         OCTOBER 1,     OCTOBER 3,
                                                                                            2000           1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 2,185,757     $ 4,778,174
   Investments available-for-sale                                                        12,033,866      17,424,700
   Trade receivables - less allowance for doubtful accounts:  2000, $377,000;
     1999, $380,000                                                                      11,610,606      11,329,211
   Notes receivable                                                                         157,701         301,920
   Inventories                                                                            8,929,957       8,379,228
   Prepaid expenses and other                                                             2,658,875       2,536,448
                                                                                        -----------     -----------
     Total current assets                                                                37,576,762      44,749,681

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                                     631,662         631,662
   Buildings and improvements                                                            23,319,413      18,368,313
   Machinery and equipment                                                                8,078,640       7,674,678
   Transportation equipment                                                               6,462,568       5,693,192
   Office furniture and equipment                                                         1,839,836       2,100,029
                                                                                        -----------     -----------
                                                                                         40,332,119      34,467,874
   Less accumulated depreciation                                                         16,644,782      15,802,875
                                                                                        -----------     -----------
     Net property, plant and equipment                                                   23,687,337      18,664,999

OTHER ASSETS:
   Intangible assets - less accumulated amortization:  2000, $592,674; 1999, $456,113     3,770,375         601,101
   Investments held-to-maturity                                                           2,050,503       1,949,192
   Notes receivable - noncurrent                                                          2,611,577       2,844,220
   Other                                                                                    197,966         190,634
                                                                                        -----------     -----------
     Total other assets                                                                   8,630,421       5,585,147
                                                                                        -----------     -----------
                                                                                        $69,894,520     $68,999,827
                                                                                        ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                                             $ 5,006,580     $ 5,032,268
   Current portion of long-term debt                                                        102,037          95,362
   Dividends payable                                                                      1,566,036       1,314,154
   Accrued payroll and employee benefits                                                  2,417,746       2,106,213
   Container deposits                                                                     1,533,800       1,545,255
   Other accruals                                                                           836,819       1,187,167
                                                                                        -----------     -----------
     Total current liabilities                                                           11,463,018      11,280,419

LONG-TERM DEBT                                                                              226,003         328,040

OTHER LONG-TERM LIABILITIES                                                                 596,943         786,202

DEFERRED INCOME TAXES                                                                       937,330       1,029,950

COMMITMENTS AND CONTINGENCIES (Notes 4, 6 and 9)

SHAREHOLDERS' EQUITY:
   Common stock - authorized: 30,000,000 shares of $.05 par value; issued and
     outstanding:  2000 - 10,417,739 shares; 1999 - 10,951,281 shares                       520,887         547,564
   Additional paid-in capital                                                            38,490,313      40,129,749
   Retained earnings                                                                     17,660,026      14,897,903
                                                                                        -----------     -----------
     Total shareholders' equity                                                          56,671,226      55,575,216
                                                                                        -----------     -----------
                                                                                        $69,894,520     $68,999,827
                                                                                        ===========     ===========

See accompanying notes to financial statements.

HAWKINS CHEMICAL, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------

                                                                COMMON STOCK            ADDITIONAL
                                                           ---------------------         PAID-IN        RETAINED
                                                           SHARES         AMOUNT         CAPITAL        EARNINGS
BALANCE AT SEPTEMBER 28, 1997                            11,603,895      $ 580,195    $ 42,517,455     $  5,844,124

   Cash dividend                                                                                         (2,307,479)
   Stock acquired and retired                              (153,000)        (7,650)       (556,920)      (1,003,726)
   Income tax savings from
     dividends paid on ESOP shares                                                                          200,100
   Net income                                                                                             8,213,869
                                                        -----------      ---------    ------------     ------------

BALANCE AT SEPTEMBER 27, 1998                            11,450,895        572,545      41,960,535       10,946,888

   Cash dividend                                                                                         (2,981,686)
   Stock acquired and retired                              (499,614)       (24,981)     (1,830,786)      (3,032,521)
   Income tax savings from
     dividends paid on ESOP shares                                                                          266,580
   Net income                                                                                             9,698,642
                                                        -----------      ---------    ------------     ------------

BALANCE AT OCTOBER 3, 1999                               10,951,281        547,564      40,129,749       14,897,903

   Cash dividend                                                                                         (3,361,063)
   Stock acquired and retired                              (608,900)       (30,445)     (2,235,668)      (2,754,253)
   Stock issued in conjunction with the
     acquisition of St. Mary's Chemicals, Inc.               75,358          3,768         596,232
   Income tax savings from
     dividends paid on ESOP shares                                                                          309,740
   Net income                                                                                             8,567,699
                                                        -----------      ---------    ------------     ------------

BALANCE AT OCTOBER 1, 2000                               10,417,739      $ 520,887    $ 38,490,313     $ 17,660,026
                                                        ===========      =========    ============     ============

See accompanying notes to financial statements.

HAWKINS CHEMICAL, INC.
STATEMENTS OF CASH FLOWS
---------------------------

                                                                             FOR THE FISCAL YEARS ENDED
                                                               ----------------------------------------------------
                                                                 OCTOBER 1,       OCTOBER 3,        SEPTEMBER 27,
                                                                    2000             1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  8,567,699      $  9,698,642     $  8,213,869
   Litigation and settlement costs relating to 1995 fire                                             (1,083,866)
   Reconciliation to cash flows:
     Depreciation and amortization                                 2,259,864         2,099,491        1,993,112
     Deferred income taxes                                           177,320          (970,950)         750,894
     Earnings on other assets                                       (108,643)         (108,745)        (112,084)
     Loss (gain) from property disposals                              (4,266)         (256,808)          20,992
     Changes in operating accounts (requiring) providing cash:
       Trade receivables                                            (281,395)          107,479         (318,699)
       Inventories                                                  (513,886)        2,437,232       (2,235,755)
       Accounts payable                                              (25,688)           61,927         (759,243)
       Accrued liabilities                                          (239,529)          210,786          116,463
       Other                                                        (137,997)          568,194         (458,631)
                                                                ------------      ------------     ------------
         Net cash provided by operating activities                 9,693,479        13,847,248        6,127,052

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                     (7,216,301)       (2,449,894)      (5,051,641)
   Purchase of investments                                        (2,247,230)       (4,766,585)      (2,563,852)
   Sale of investments                                             7,638,064         1,885,814
   Proceeds from property disposals                                   87,618           428,799          164,691
   Acquisition of St. Mary's Chemicals, Inc.                      (2,700,000)
   Payments received on notes receivable                             376,862           427,810          288,708
                                                                ------------      ------------     ------------
         Net cash used in investing activities                    (4,060,987)       (4,474,056)      (7,162,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt repayment                                                    (95,362)          (89,123)         (59,928)
   Cash dividends paid                                            (3,109,181)       (2,814,622)      (2,204,740)
   Acquisition and retirement of stock                            (5,020,366)       (4,888,288)      (1,568,296)
                                                                ------------      ------------     ------------
         Net cash used in financing activities                    (8,224,909)       (7,792,033)      (3,832,964)
                                                                ------------      ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                    (2,592,417)        1,581,159       (4,868,006)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                         4,778,174         3,197,015        8,065,021
                                                                ------------      ------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  2,185,757      $  4,778,174     $  3,197,015
                                                                ============      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
   Stock issued in conjunction with the acquisition of
     St. Mary's Chemicals, Inc                                  $    600,000
                                                                ============

   Cash paid during the year for:
     Interest                                                   $     36,867      $     43,106     $     47,711
                                                                ============      ============     ============
     Income taxes                                               $  6,071,804      $  6,079,339     $  5,739,297
                                                                ============      ============     ============

See accompanying notes to financial statements.

HAWKINS CHEMICAL, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------
1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS - Hawkins Chemical, Inc. (the Company) has two reportable segments: Industrial and Water Treatment. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, and plating industries. In addition, the Industrial segment provides products and services to food manufacturers and processing plants and the pharmaceutical industry. The Water Treatment segment specializes in providing water and waste-water treatment equipment and chemicals and in helping customers find solutions to system problems.

       FISCAL YEAR - The Company's fiscal year is a 52/53-week year ending on the Sunday closest to September 30. The fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998 were fifty-two, fifty-three and fifty-two week years, respectively.

       CASH EQUIVALENTS - Cash equivalents include all liquid debt instruments (primarily cash funds, certificates of deposits, and a money market account) purchased with an original maturity of three months or less.

       INVESTMENTS AVAILABLE-FOR-SALE - Investments classified as available-for-sale securities consist of insurance contracts and variable rate marketable securities (primarily municipal bonds and annuity contracts) that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity or changes in the availability or yield of alternative investments. These securities are carried at market value, which approximates cost.

       INVENTORIES - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (LIFO) method.

       PROPERTY, PLANT AND EQUIPMENT - Property is stated at cost and depreciated over the lives of the assets using both straight-line and declining-balance methods. Estimated lives are: 10 to 50 years for buildings and improvements; 3 to 15 years for machinery and equipment; 3 to 10 years for transportation equipment; and 3 to 10 years for office furniture and equipment.

       INTANGIBLES - The excess of the purchase price and related costs over the fair value of the net assets acquired are being amortized over 15 or 40 years.

       INVESTMENTS HELD-TO-MATURITY - Held-to-maturity securities consist of Minnesota municipal bonds, which the Company has the intent and ability to hold to maturity, and are valued at amortized historical cost, increased for accretion of discounts and reduced by amortization of premiums, computed by the constant-yield method.

       RECOVERABILITY OF LONG-LIVED ASSETS - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the

       Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset.

       INCOME TAXES - The Company utilizes Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the deferred tax assets and liabilities are recognized based on differences between the financial statements and the tax bases of assets and liabilities using presently enacted tax rates.

       REVENUE RECOGNITION - The Company recognizes revenues upon shipment of the product.

       EARNINGS PER SHARE - Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding.

       COMPREHENSIVE INCOME - The Company does not have any material items of other comprehensive income in any of the periods presented.

       CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, investments available-for-sale and trade receivables. The Company sells its principal products to a large number of customers in many different industries. To reduce credit risk, the Company routinely assesses the financial strength of its customers. The Company invests its excess cash balances in a money market account at a single financial institution. At October 1, 2000, the Company had deposits in excess of federally insured limits of approximately $2,100,000.

       At the end of fiscal 2000, the Company also had an investment portfolio of fixed income securities, excluding $14,678,140 of those classified as cash and cash equivalents and variable rate securities, of $1,591,986. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

       ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

       RISK AND UNCERTAINTIES - There are no concentrations of business transacted with a particular customer or supplier nor concentrations of revenue from a particular service or geographic area that would severely impact the Company in the near term.

       ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
       (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. This statement was adopted by the Company for the fiscal year beginning October 2, 2000, and is not expected to materially impact the Company's financial statements.

       In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. An amendment in June 2000 delayed the effective date and it is not required to be adopted by the Company until the fourth quarter of fiscal 2001. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its financial statements.

2.     INVENTORIES

       Inventories at October 1, 2000 and October 3, 1999 consisted of the following:

                                                                                        2000              1999
        Finished goods (FIFO basis)                                                 $   9,505,795    $    8,949,497
        LIFO reserve                                                                     (575,838)         (570,269)
                                                                                    -------------    --------------
        Net inventory                                                               $   8,929,957    $    8,379,228
                                                                                    =============    ==============

       Inventories valued under the LIFO method for the fiscal years ended October 1, 2000 and October 3, 1999, were approximately $8,121,829 and $8,876,432, respectively. The balance of the inventory was valued under the FIFO method.

3.     NOTES RECEIVABLE

       The Company has three notes receivable related to the sales of Tessman Seed, Inc., land and building, and The Lynde Company. At October 1, 2000 and October 3, 1999, the net balance outstanding on the notes receivable were $2,769,278 and $3,146,140, respectively. The notes receivable bear interest at 8% and are due in equal monthly installments of $36,204 through September 1, 2010 at which time the remaining unpaid balance of $1,213,163 is due. The notes receivable are secured by land and building, and a personal guarantee.

4.     LONG-TERM DEBT

       Long-term debt at October 1, 2000 and October 3, 1999 is summarized as follows:

                                                                                        2000              1999
        Note payable, due in annual
          installments to October 2002                                              $     328,040    $      423,402
        Less current portion                                                              102,037            95,362
                                                                                    -------------    --------------
        Long-term portion                                                           $     226,003    $      328,040
                                                                                    =============    ==============

        Long-term debt maturities for the fiscal years subsequent to 2000 are:
        2001 - $102,037, 2002 - $109,180 and 2003 - $116,823.

5.     SHAREHOLDERS' EQUITY

       During fiscal 2000, 1999 and 1998, the Company acquired and retired 608,900, 499,614 and 153,000, shares of common stock, respectively, for $5,020,366, $4,888,288 and $1,568,296, respectively.

6.     LEASES

       The Company has various operating leases for land and buildings on which some of its operations are located. Total rental expense for the years ended October 1, 2000, October 3, 1999 and September 27, 1998 was $136,416, $53,843 and $47,612, respectively. Future minimum lease payments due under operating leases with an initial term of one year or more at October 1, 2000 are $129,757 in 2001, $131,030 in 2002, $132,305
       in 2003 and $98,238 in 2004.

7.     PENSION AND EMPLOYEE STOCK OWNERSHIP PLANS

       The Company has a defined contribution pension plan covering substantially all of its non-union employees. Pension expense for the years ended October 1, 2000, October 3, 1999 and September 27, 1998 was $751,936, $578,975 and $545,650, respectively. Beginning in fiscal 2000, the Company's cost for the pension plan is determined as 10% of each employee's covered compensation compared to 7% in prior years. Amounts charged to pension expense and contributed to union multi-employer pension plans (not included in the above amounts) were not material. It is the Company's policy to fund all pension costs accrued.

       The Company has an employee stock ownership plan covering substantially all of its non-union employees. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. Contributions for the years ended October 1, 2000, October 3, 1999 and September 27, 1998 were $787,667, $1,049,779 and
       $984,455, respectively.

       The Company does not currently offer any post-retirement benefits, deferred stock or stock-based compensation plans.

8.     SPECIAL CHARGES

       During fiscal 1999, the Company entered into termination agreements with three former employees and recorded Special Charges in the Statement of Income of $1,112,127. At October 1, 2000, the Company is required to make future payments to the individuals for periods of 15 months to 5 years. The present value of the future payments to be paid in fiscal 2001 is included in Other Accruals and the present value of the remaining payments is included in Other Long-term Liabilities.

9.     CONTINGENCIES

       During 1995, there was a fire in the office/warehouse of The Lynde Company, a former wholly-owned subsidiary of the Company. Charges of $1,771,439 in 1997 and $750,000 in 1995 were recorded to cover legal fees and settlement costs in connection with the Company's defense of a lawsuit filed against it as a result of the fire. Other costs paid amounted to approximately $300,000. Most, but not all, of the claimants have now been paid under a settlement agreement and the Company anticipates that the remaining claims will be covered by the Company's umbrella insurer as to the cost of defense and claims payment.

       The Company's primary and umbrella insurers denied coverage and refused to defend the lawsuit. During fiscal 1999, the Company prevailed in its claims against its insurers and has been reimbursed for substantially all of its settlement and legal expenses.

       In addition, the Company is involved in various legal actions arising from the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.    INCOME TAXES

       The provisions (benefits) for income taxes for the fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998 are as follows:

                                                                       2000             1999              1998
        Federal - current                                         $    4,094,040    $   5,862,780    $    3,316,868
        States - current                                               1,240,990        1,415,100         1,167,300
        Deferred                                                         177,320         (970,950)          751,000
                                                                  --------------    -------------    --------------
          Total provision                                         $    5,512,350    $   6,306,930    $    5,235,168
                                                                  ==============    =============    ==============

       A reconciliation of the provision for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% for the fiscal years ended October 1, 2000, October 3, 1999 and September 27, 1998 are as follows:

                                                                       2000             1999              1998
        Statutory federal income tax                              $    4,928,017    $   5,601,950    $    4,707,163
        State income taxes, net of federal deduction                     806,644          919,815           770,418
        Tax-exempt income                                               (142,344)        (165,390)         (122,876)
        Other, net                                                       (79,967)         (49,445)         (119,537)
                                                                  --------------    -------------    --------------
          Total                                                   $    5,512,350    $   6,306,930    $    5,235,168
                                                                  ==============    =============    ==============

        The tax effects of items comprising the Company's net deferred tax asset (liability) as of October 1, 2000 and October 3, 1999 are as follows:

                                                                                        2000              1999
        Current deferred taxes:
          Trade receivables                                                         $     150,000    $      153,000
          Inventory                                                                       908,000           965,000
          Accruals                                                                        386,960           596,900
                                                                                    -------------    --------------
             Total*                                                                 $   1,444,960    $    1,714,900
                                                                                    =============    ==============

        Noncurrent deferred taxes:
          Gain on sale of The Lynde Company                                         $    (331,000)   $     (336,850)
          Property basis difference                                                      (606,330)         (693,100)
                                                                                    -------------    --------------
             Total                                                                  $    (937,330)   $   (1,029,950)
                                                                                    =============    ==============

         *Included in prepaid expenses and other on the balance sheet.

11.    ST. MARY'S CHEMICALS, INC. ACQUISITION

       On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary's Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers. In connection with the acquisition, assets purchased, common stock issued, and cash consideration paid were as follows:

        Assets Acquired:
          Inventory                                                                                  $       36,843
          Equipment                                                                                          12,692
          Excess of purchase price over net assets acquired                                               3,250,465
                                                                                                     --------------
                                                                                                          3,300,000
        Common Stock Issued (75,358 shares)                                                                 600,000
                                                                                                     --------------
        Cash Consideration Paid                                                                      $    2,700,000
                                                                                                     ==============

       The acquisition was accounted for using the purchase method of accounting, and the excess of the purchase price over net assets acquired is being amortized over 15 years using the straight-line method. The operations of Universal Chemicals are included in the Company's statement of income beginning on May 26, 2000. The pro forma effect of this acquisition on prior periods sales, operating income, and earnings per share were not significant.

       On May 26, 2000, the Company also entered into a five-year employment agreement with one of the previous owners of Universal Chemicals and consulting agreements with the other two previous owners of Universal Chemicals. The employment agreement and consulting agreements contain performance bonuses and non-compete provisions. The agreements are based on Universal Chemicals' operating results, as defined, for five years after the acquisition date and have a maximum payment of $3,520,000. The non-compete provisions cover a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals' operating results, as defined, for five years after the termination date.

12.    SEGMENT INFORMATION

       The Company has two reportable segments: Industrial and Water Treatment. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, and plating industries. In addition, the Industrial segment provides products and services to the food manufacturers and processing plants and the pharmaceutical industry. The Water Treatment segment specializes in providing water and waste-water treatment equipment and chemicals and in helping customers find solutions to system problems.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The cost for each segment is based on product cost, and expenses are based on actual costs incurred along with cost allocation of shared and centralized functions. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

       Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions.

                                                                                        WATER
        REPORTABLE SEGMENTS                                      INDUSTRIAL           TREATMENT          TOTAL
        2000
          Net sales                                            $   66,477,275      $   30,597,948   $    97,075,223
          Cost of sales                                            51,241,533          21,031,514        72,273,047
          Gross margin                                             15,235,742           9,566,434        24,802,176
          Operating income                                          7,429,097           5,509,678        12,938,775

          Identifiable assets                                  $   42,710,196      $    8,057,357   $    50,767,553
                                                               ==============      ==============   ===============

        1999
          Net sales                                            $   66,683,006      $   28,776,655   $    95,459,661
          Cost of sales                                            51,704,801          19,810,690        71,515,491
          Gross margin                                             14,978,205           8,965,965        23,944,170
          Operating income                                          6,599,410           5,166,287        11,765,697

          Identifiable assets                                  $   36,763,233      $    5,357,446   $    42,120,679
                                                               ==============      ==============   ===============

        1998
          Net sales                                            $   66,740,768      $   27,981,743   $    94,722,511
          Cost of sales                                            52,066,529          20,314,047        72,380,576
          Gross margin                                             14,674,239           7,667,696        22,341,935
          Operating income                                          7,234,675           4,937,005        12,171,680

          Identifiable assets                                  $   39,102,635      $    5,812,153   $    44,914,788
                                                               ==============      ==============   ===============

        PROFIT RECONCILIATION                                       2000                1999             1998

        Total income for reportable segments                   $   12,938,775      $   11,765,697   $    12,171,680
        Unallocated corporate income                                                    2,851,708
                                                               --------------      --------------   ---------------
          Total operating income                               $   12,938,775      $   14,617,405   $    12,171,680
                                                               ==============      ==============   ===============

INDEPENDENT AUDITORS' REPORT

To the Shareholders of Hawkins Chemical, Inc.:

We have audited the accompanying balance sheets of Hawkins Chemical, Inc. (the Company) as of October 1, 2000 and October 3, 1999, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hawkins Chemical, Inc. at October 1, 2000 and October 3, 1999, and the results of its operations and cash flows for each of the three years in the period ended October 1, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
December 5, 2000

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

       The information under the caption "Compensation of Executive Officers and Directors" in the 2001 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information under the caption "Security Ownership of Management and Beneficial Ownership" in the 2001 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information under the captions "Election of Directors" and "Related Party Transactions" in the 2001 Proxy Statement is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS OF REGISTRANT.

       The following financial statements of Hawkins Chemical, Inc., are filed as part of this Annual Report on Form 10-K.

       Balance Sheets at October 1, 2000 and October 3, 1999.

       Statements of Income for the Years Ended October 1, 2000, October 3, 1999 and September 27, 1998.

       Statements of Shareholders' Equity for the Years Ended October 1, 2000, October 3, 1999 and September 27, 1998.

       Statements of Cash Flows for the Years Ended October 1, 2000, October 3, 1999 and September 27, 1998.

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

       Independent Auditors' Report on Schedule.

       The following financial statement schedule for the years ended October 1, 2000, October 3, 1999 and September 27, 1998 is included herein.

       Schedule II - Valuation and Qualifying Accounts.



(a)(3) EXHIBITS.

       See the Exhibit Index and Exhibits attached as a separate section of this Annual Report on Form 10-K.

       A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who is a shareholder of the Registrant upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Hawkins Chemical, Inc., 3100 East Hennepin Avenue, Minneapolis, Minnesota, 55413, Attention: Corporate Secretary.

       There are no management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3).

(b) REPORTS ON FORM 8-K.

       None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on December 20, 2000.

                                       HAWKINS CHEMICAL, INC.

                                       By     /s/ John R. Hawkins
                                         ------------------------------------
                                       John R. Hawkins, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934,this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 20, 2000.
`

By       /s/ John R. Hawkins
  ----------------------------------------------------------------
         John R. Hawkins, Chief Executive Officer, Director

By       /s/ Kurt R. Norman
  ----------------------------------------------------------------
         Kurt R. Norman, President, Director

By       /s/ Dean L. Hahn
  ----------------------------------------------------------------
         Dean L. Hahn, Director

By       /s/ Donald L. Shipp
  ----------------------------------------------------------------
         Donald L. Shipp, Director

By       /s/ Howard M. Hawkins
  ----------------------------------------------------------------
         Howard M. Hawkins, Director

By       /s/ John S. McKeon
  ----------------------------------------------------------------
         John S. McKeon, Director

By       /s/ Duane M. Jergenson
  ----------------------------------------------------------------
         Duane M. Jergenson, Director

By       /s/ G. Robert Gey
  ----------------------------------------------------------------
         G. Robert Gey, Director

By       /s/ Marvin E. Dee
  ----------------------------------------------------------------
         Marvin E. Dee, Chief Financial Officer,
         Vice President, Secretary, Treasurer

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

We have audited the financial statements of Hawkins Chemical, Inc. (the Company) as of October 1, 2000 and October 3, 1999, and for each of the three years in the period ended October 1, 2000, and have issued our report thereon dated December 5, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in
Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
December 5, 2000

                                                                     SCHEDULE II

HAWKINS CHEMICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED OCTOBER 1, 2000, OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
--------------------------------------------------------------------------------

                                                          Additions
                                               ----------------------------
                                Balance at      Charged to        Charged
                                 Beginning       Costs and       to Other      Deductions      Balance at
        Description               of Year        Expenses        Accounts      Write-Offs      End of Year
Reserve deducted from
 asset to which it applies -
 allowance for doubtful
   accounts:

YEAR ENDED:
   October 1, 2000              $  380,000                                      $   3,000      $  377,000

YEAR ENDED:
   October 3, 1999              $  378,726       $  131,771                     $ 130,497      $  380,000

YEAR ENDED:
   September 27, 1998           $  361,830       $   32,700                     $  15,804      $  378,726



                                INDEX TO EXHIBITS

Exhibit No.                   Description of Exhibit                             Method of Filing
     3.1          Amended and Second Restated Articles of                 Incorporated by reference to
                  Incorporation as amended through June 7,                the Registrant's Annual
                  1999.                                                   Report on Form 10-K for the
                                                                          year ended October 3, 1999.

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

      4           See Exhibits 3.1 and 3.2 above.

    12.1          Asset purchase agreement dated                          Incorporated by reference to
                  May 26, 2000 among St. Mary's                           Exhibit 10.1 to the
                  Chemicals, Inc., its shareholders,                      Registrant's Quarterly
                  and Registrant                                          Report on Form 10-Q for the
                                                                          Quarter ended June 30, 2000

    23.1*         Independent Auditor' Consent.                           Filed herewith electronically

    27.1*         Financial Data Schedule.                                Filed herewith electronically

* Denotes previously unfiled documents.