Form 10-Q
period 2000-12-31
HAWKINS CHEMICAL INC
filed 2001-02-14
CIK 46250

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended DECEMBER 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

                          Commission file number 0-7647

                             HAWKINS CHEMICAL, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                  41-0771293
-----------------------------------       --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation of organization)

             3100 EAST HENNEPIN AVENUE, MINNEAPOLIS, MINNESOTA 55413
             -------------------------------------------------------
                (Address of principal executive offices) Zip Code


                                 (612) 331-6910
            ---------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X         NO
                             -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                             OUTSTANDING AT FEBRUARY 9, 2001
---------------------------------------      -----------------------------------
Common Stock, par value $.05 per share                    10,367,239

                             HAWKINS CHEMICAL, INC.

                               INDEX TO FORM 10-Q

                                                                                Page No.
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements:

           Condensed Balance Sheets - December 31, 2000 and
              October 1, 2000                                                      3

           Condensed Statements of Income - Three Months Ended
              Ended December 31, 2000 and 1999                                     4

           Condensed Statements of Cash Flows - Three Months Ended
              December 31, 2000 and 1999                                           5

           Notes to Condensed Financial Statements                                6-7

Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           8-10

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                       11

Item 6     Exhibits and Reports on Form 8-K                                        11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS CHEMICAL, INC.
CONDENSED BALANCE SHEETS

                                                                             DECEMBER 31,            OCTOBER 1,
                                                                                 2000                   2000
                                                                              (UNAUDITED)       (DERIVED FROM AUDITED
                                                                                                FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                        $  2,185,757
   Investments available-for-sale                                            $ 12,178,229             12,033,866
   Trade receivables-net                                                       11,602,058             11,610,606
   Notes receivable                                                               160,877                157,701
   Inventories                                                                  8,803,298              8,929,957
   Prepaid expenses and other                                                   2,130,517              2,658,875
                                                                             ------------           ------------
     Total current assets                                                      34,874,979             37,576,762

PROPERTY, PLANT AND EQUIPMENT-net                                              25,180,380             23,687,337

NOTES RECEIVABLE-NONCURRENT                                                     2,533,447              2,611,577

OTHER ASSETS                                                                    5,973,797              6,018,844
                                                                             ------------           ------------
                                                                             $ 68,562,603           $ 69,894,520
                                                                             ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          $  5,638,491           $  5,006,580
   Current portion of long-term debt                                              109,180                102,037
   Dividends payable                                                                                   1,566,036
   Other current liabilities                                                    3,438,829              4,788,365
                                                                             ------------           ------------
     Total current liabilities                                                  9,186,500             11,463,018

LONG-TERM DEBT                                                                    116,823                226,003

DEFERRED INCOME TAXES                                                             942,330                937,330

OTHER LONG-TERM LIABILITIES                                                       553,997                596,943

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, par value $.05 per share; issued and
     outstanding, 10,387,439 and 10,417,739 shares respectively                   519,372                520,887
   Additional paid-in capital                                                  38,378,364             38,490,313
   Retained earnings                                                           18,865,217             17,660,026
                                                                             ------------           ------------
     Total shareholders' equity                                                57,762,953             56,671,226
                                                                             ------------           ------------
                                                                             $ 68,562,603           $ 69,894,520
                                                                             ============           ============


See accompanying notes to condensed financial statements.

HAWKINS CHEMICAL, INC.
CONDENSED STATEMENTS OF INCOME

                                                                                       THREE MONTHS ENDED
                                                                                           DECEMBER 31
                                                                                ---------------------------------
                                                                                     2000               1999
                                                                                          (UNAUDITED)
NET SALES                                                                       $   24,024,827    $   21,626,369

COST OF SALES                                                                       18,949,791        16,654,017
                                                                                --------------    --------------

GROSS PROFIT                                                                         5,075,036         4,972,352

SELLING, GENERAL AND ADMINISTRATIVE                                                  3,121,868         2,560,859
                                                                                --------------    ---------------

INCOME FROM OPERATIONS                                                               1,953,168         2,411,493

OTHER INCOME (DEDUCTIONS):
   Interest income                                                                     255,968           287,356
   Interest expense                                                                     (5,724)           (7,561)
   Miscellaneous                                                                           966            14,499
                                                                                --------------    --------------

TOTAL OTHER INCOME (DEDUCTIONS)                                                        251,210           294,294
                                                                                --------------    --------------

INCOME BEFORE INCOME TAXES                                                           2,204,378         2,705,787

PROVISION FOR INCOME TAXES                                                             864,000         1,066,100
                                                                                --------------    --------------

NET INCOME                                                                      $    1,340,378    $    1,639,687
                                                                                ==============    ==============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                               10,408,095        10,868,087
                                                                                ==============    ==============

EARNINGS PER COMMON SHARE - BASIC AND DILUTED                                   $         0.13    $         0.15
                                                                                ==============    ==============


See accompanying notes to condensed financial statements.

HAWKINS CHEMICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        THREE MONTHS ENDED
                                                                                            DECEMBER 31
                                                                                 ---------------------------------
                                                                                       2000             1999
                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   1,340,378    $   1,639,687
   Depreciation and amortization                                                        588,893          510,774
   Deferred income taxes                                                                 35,000           27,500
   Other                                                                                (25,824)         (26,024)
   Changes in certain current assets and liabilities                                   (127,006)       1,324,901
                                                                                  --------------   -------------
     Net cash provided by operating activities                                        1,811,441        3,476,838

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                        (2,011,065)      (2,392,445)
   Purchases of investments                                                            (144,363)        (169,787)
   Sale of investments                                                                                   500,000
   Payments received on notes receivable                                                 74,954           73,202
                                                                                  -------------    -------------
     Net cash used in investing activities                                           (2,080,474)      (1,989,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                               (1,566,036)      (1,314,154)
   Acquisition and retirement of stock                                                 (248,651)      (1,085,189)
   Debt repayment                                                                      (102,037)         (95,362)
                                                                                  -------------    -------------
     Net cash used in financing activities                                           (1,916,724)      (2,494,705)
                                                                                  -------------    -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,185,757)      (1,006,897)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          2,185,757        4,778,174
                                                                                  -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       -        $   3,771,277
                                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

   Cash paid for interest                                                         $      24,729    $      32,541
                                                                                  =============    =============

   Cash paid for income taxes                                                     $     110,000    $     322,233
                                                                                  =============    =============


See accompanying notes to condensed financial statements.

HAWKINS CHEMICAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2000, previously filed with the Commission. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's Annual Report on Form 10-K for the year ended October 1, 2000 filed with the Commission on December 27, 2000.

2. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

3. Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,176,000 at December 31, 2000. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4. Cash dividends in the amount of $1,566,036 were paid on October 13, 2000.

5. During the quarter ended December 31, 2000, the Company acquired and retired 30,300 shares of common stock for $248,651.

6. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. This statement, adopted by the Company for the fiscal year beginning October 2, 2000, did not have a material impact on the Company's financial statements.

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. An amendment in June 2000 delayed the effective date and it is not required to be adopted by the Company until the fourth quarter of fiscal 2001. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its financial statements.

7. The Company has two reportable segments: Industrial and Water Treatment. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing options.

                                                                         WATER
        REPORTABLE SEGMENTS                           INDUSTRIAL       TREATMENT         TOTAL

        THREE MONTHS ENDED DECEMBER 31, 2000
          Net sales                                  $ 17,562,683     $ 6,462,144    $ 24,024,827
          Gross profit                                  3,087,399       1,987,637       5,075,036
          Operating income                                825,159       1,128,009       1,953,168

        THREE MONTHS ENDED DECEMBER 31, 1999
          Net sales                                  $ 15,231,831     $ 6,394,538    $ 21,626,369
          Gross profit                                  2,987,029       1,985,323       4,972,352
          Operating income                              1,267,412       1,144,081       2,411,493

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

CONTINUING OPERATIONS

Net sales increased $2,398,458, or 11.1%, in the first quarter of this fiscal year as compared to the same quarter a year ago, due to an increase of $2,330,852 in Industrial segment sales and an increase of $67,606 in Water Treatment segment sales. The Industrial segment increase is mainly attributable to selling price increases of a single, large-volume product (caustic soda), and increased volumes in several other product lines.

The gross margin, as a percentage of net sales, for the first quarter of fiscal 2001 was 21.1% compared to 23.0% for the same quarter one year ago. For the Industrial segment, gross margin, as a percentage of sales, was 17.6% for the first quarter of fiscal 2001 and 19.6% for the first quarter of fiscal 2000. This decrease is mainly due to higher caustic soda costs, which have increased substantially since October 1, 2000. Due to the large quantities of caustic soda that we had on hand at the beginning of this fiscal year and because we are on the LIFO method of valuing inventories, this increase negatively impacted gross margins in the first quarter of fiscal 2001. The Company was able to implement some caustic soda price increases during the quarter; however, market pressures prevented the Company from recovering all of the increased caustic soda costs. The demand for this product does not fluctuate materially as the cost and selling price increases or decreases. Gross margin, as a percentage of sales, for the Water Treatment segment was 30.8% for the quarter ended December 31, 2000 which was consistent with the 31.0% for the comparable quarter one year ago.

Selling, general and administrative expenses, as a percentage of net sales, for the first quarter of fiscal 2001 was 13.0% compared to 11.8% for the same quarter one year ago, an increase of $561,009, from the prior period. The increase was mainly due to increased employee compensation and benefits associated with the hiring of personnel within both the Industrial and Water Treatment segments and increased operating costs within the Industrial segment. Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures. Most of the remaining expenses in this category are fixed in nature and vary only slightly with sales fluctuations.

Income from operations decreased by $458,325 in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. The decrease is mainly due to competitive conditions, primarily in caustic soda prices, which resulted in a negative adjustment to inventory of $.03 per share. Additionally, selling, general and administrative expenses increased from 11.8% to 13.0% of sales due to an increased investment in infrastructure necessary to support the Company's long-term strategic growth plans including expansion into new markets.

OTHER INCOME

Interest income decreased by $31,388, or 10.9%, for the quarter ended December 31, 2000 compared to the same quarter one year ago. This decrease is due to less cash available for investment during the quarter. Interest expense decreased slightly due to the decline in the outstanding amount of long-term debt. Other miscellaneous income decreased by $13,533, as compared to the same period in the previous year due to losses on disposals of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ended December 31, 2000, cash provided by operations was $1,811,441 compared to $3,476,838 for the same period one-year ago. This decrease was due mainly to the decrease in net income and changes in certain current asset and liability accounts discussed in the next paragraph below. The decrease in net income is primarily due to higher operating expenses incurred to meet our long-term strategic growth plans. During the three months ended December 31, 2000, the Company invested $2,011,065 in property and equipment additions, which included approximately $1,300,000 for a new building constructed in St. Paul, Minnesota. The new facility opened during the first quarter of fiscal 2001 and is currently occupied by the Minneapolis/St. Paul Water Treatment operations.

Inventories and other current liabilities decreased during the first three months of fiscal 2001. Decreases in these accounts are typical for the first quarter of our fiscal year. Accounts payable increased due to amounts due for construction costs of the new building in St. Paul and timing of payments. The Company did not issue any securities during the quarter ended December 31, 2000.

During the quarter ended December 31, 2000, the Company acquired and retired 30,300 shares of common stock for an aggregate of $248,651.

Cash flows from operations, coupled with the Company's strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company's total debt to capital ratio puts it in a position to issue debt on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents include all liquid debt instruments (primarily cash funds, certificates of deposit and a money market account) purchased with an original maturity of three months or less. Cash equivalents are carried at cost, which approximates market value. Investments classified as available-for-sale securities consist of insurance contracts and variable rate marketable securities (primarily municipal bonds and annuity contracts) that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity or changes in the availability or yield of alternative investments. These securities are carried at market value, which approximates cost.

Other than as discussed above, management is not aware of any matters that have materially affected the first three months of fiscal 2001, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

MARKET RISK

At December 31, 2000, the Company had an investment portfolio of fixed income securities of $1,606,648, excluding $12,647,168 of those classified variable rate securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact in income or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARD

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 that provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. An amendment in June 2000 delayed the effective date and it is not required to be adopted by the Company until the fourth quarter of fiscal 2001. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its financial statements.

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

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

        None.

(b)     Reports on Form 8-K.

        No reports on Form 8-K have been filed during the fiscal quarter ended December 31, 2000.

                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      HAWKINS CHEMICAL, INC.


                      By  /s/  Marvin E. Dee
                         -------------------------
                          Marvin E. Dee, Vice President, Chief
                          Financial Officer, Secretary, Treasurer

Dated:  February 14, 2001