Form 10-Q
period 2001-03-03
HAWKINS CHEMICAL INC
filed 2001-05-15
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

Commission file number 0-7647

HAWKINS, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0771293

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3100 EAST HENNEPIN AVENUE, MINNEAPOLIS, MINNESOTA 55413

(Address of principal executive offices) Zip Code

(612) 331-6910

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT May 11, 2001

Common Stock, par value $.05 per share	10,356,239

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	MARCH 31,	OCTOBER 1,
	2001	2000
	(UNAUDITED)	(DERIVED FROM AUDITED
		FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,863,455	$2,185,757
Investments available-for-sale	12,308,077	12,033,866
Trade receivables-net	11,916,947	11,610,606
Notes receivable	164,116	157,701
Inventories	6,501,944	8,929,957
Prepaid expenses and other	2,010,021	2,658,875
Total current assets	34,764,560	37,576,762

PROPERTY, PLANT AND EQUIPMENT-net	26,363,419	23,687,337

NOTES RECEIVABLE-NONCURRENT	2,436,506	2,611,577

OTHER ASSETS	5,930,972	6,018,844
	$69,495,457	$69,894,520

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,836,544	$5,006,580
Current portion of long-term debt	109,180	102,037
Dividends payable	1,555,086	1,566,036
Other current liabilities	4,137,386	4,788,365
Total current liabilities	10,638,196	11,463,018

LONG-TERM DEBT	116,823	226,003

DEFERRED INCOME TAXES	947,330	937,330

OTHER LONG-TERM LIABILITIES	506,259	596,943

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, par value $.05 per share; issued and
outstanding, 10,367,239 and 10,417,739 shares respectively	518,362	520,887
Additional paid-in capital	38,303,731	38,490,313
Retained earnings	18,464,756	17,660,026
Total shareholders' equity	57,286,849	56,671,226
	$69,495,457	$69,894,520

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31		Six Months Ended March 31
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Net sales	$25,941,692	$22,747,374	$49,966,519	$44,373,743
Cost of sales	20,572,970	17,360,474	39,522,761	34,014,491
Gross profit	5,368,722	5,386,900	10,443,758	10,359,252
Selling, general and administrative	3,519,679	2,725,236	6,640,581	5,271,596
Income from operations	1,849,043	2,661,664	3,803,177	5,087,656
Interest income	209,106	274,371	465,074	561,727
Interest expense	(5,759)	(7,545)	(11,483)	(15,106)
Income before income taxes	2,052,390	2,928,490	4,256,768	5,634,277
Provision for income taxes	804,100	1,153,800	1,668,100	2,219,900
Net income	$1,248,290	$1,774,690	$2,588,668	$3,414,377

Weighted average number of shares outstanding	10,368,312	10,635,938	10,388,203	10,750,723

Earnings per share - basic and diluted	$0.12	$0.17	$0.25	$0.32

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	MARCH 31
	2001	2000
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,588,668	$3,414,377
Depreciation and amortization	1,272,436	1,004,033
Deferred income taxes	616,750	45,000
Trade receivables	(306,341)	247,523
Inventories	2,428,013	900,934
Accounts payable	(170,036)	(379,626)
Other liabilities	(741,663)	(1,580,661)
Other	(11,766)	101,641
Net cash provided by operating activities	5,676,061	3,753,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,806,776)	(3,710,727)
Purchases of investments	(274,211)	(350,149)
Sale of investments		500,000
Payments received on notes receivable	168,656	293,023
Net cash used in investing activities	(3,912,331)	(3,267,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,563,636)	(1,314,154)
Acquisition and retirement of stock	(420,359)	(3,329,174)
Debt repayment	(102,037)	(95,362)
Net cash used in financing activities	(2,086,032)	(4,738,690)
DECREASE IN CASH AND CASH EQUIVALENTS	(322,302)	(4,253,322)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,185,757	4,778,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,863,455	$524,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$26,534	$34,658
Cash paid for income taxes	$615,000	$2,885,510

See accompanying notes to condensed financial statements.

HAWKINS, INC.
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

2.          The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

3.          Inventories, principally valued by the LIFO method, are less than current cost by approximately $2,806,000 at March 31, 2001. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4.          Cash dividends in the amount of $1,563,636 were paid on October 13, 2000.  On February 14, 2001, the Board of Directors declared a semi-annual cash dividend of $.15 per share payable April 13, 2001 to shareholders of record at the close of business March 23, 2001.

5.          During the six months ended March 31, 2001, the Company acquired and retired 50,500 shares of common stock for $420,359.

6.          On October 2, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation.  Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales.  The Company’s policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

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

                          Also in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” which is effective for the Company in conjunction with the adoption of SAB No. 101, as amended, during the fourth quarter of fiscal 2001.  EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling.  The reclassification of shipping and handling charges would have no effect on net income or net income per share as reported.

7.          The Company has two reportable segments: Industrial and Water Treatment. Reportable segments are defined by product and type of customer.  Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions.

		WATER
REPORTABLE SEGMENTS	INDUSTRIAL	TREATMENT	TOTAL

THREE MONTHS ENDED MARCH 31, 2001
Net sales	$19,066,736	$6,874,956	$25,941,692
Gross profit	3,320,439	2,048,283	5,368,722
Operating income	812,236	1,036,807	1,849,043

THREE MONTHS ENDED MARCH 31, 2000
Net sales	$16,534,254	$6,213,120	$22,747,374
Gross profit	3,457,575	1,929,325	5,386,900
Operating income	1,659,161	1,002,503	2,661,664

SIX MONTHS ENDED MARCH 31, 2001
Net sales	$36,629,419	$13,337,100	$49,966,519
Gross profit	6,407,838	4,035,920	10,443,758
Operating income	1,638,361	2,164,816	3,803,177

SIX MONTHS ENDED MARCH 31, 2000
Net sales	$31,766,085	$12,607,658	$44,373,743
Gross profit	6,444,604	3,914,648	10,359,252
Operating income	2,941,072	2,146,584	5,087,656

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
AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN
THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND UNCERTAINTIES THAT
MAY AFFECT THE COMPANY'S FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND CASH
FLOWS.

OPERATIONS

Net sales increased $3,194,318, or 14.0%, in the second quarter of this fiscal year, and $5,592,776, or 12.6%, in the first six months of this fiscal year as compared to the same periods in fiscal 2000.  The Industrial segment had an increase of $2,532,482 in the second quarter of this fiscal year as compared to the second quarter of fiscal 2000 and $4,863,334 in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000.  These increases were mainly attributable to selling price increases of a single, large-volume product (caustic soda) and to increased sales volumes in several other product lines.  The Water Treatment segment had a sales increase of $661,836 in the second quarter of this fiscal year as compared to the second quarter of fiscal 2000 and an increase of $729,442 in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000.  These increases are due mainly to increased sales volumes.

The gross margin, as a percentage of net sales, for the second quarter of fiscal 2001 was 20.7% compared to 23.7% for the same quarter one year ago, and was 20.9% for the first six months of fiscal 2001 compared to 23.3% for the first six months of fiscal 2000.  For the Industrial segment, gross margin, as a percentage of sales, was 17.4% for the second quarter of fiscal 2001 compared to 20.9% for the second quarter of fiscal 2000 and 17.5% for the first six months of this fiscal year compared to 20.3% for the first six months of fiscal 2000.  These decreases are mainly due to higher caustic soda costs, which have increased substantially since October 1, 2000. Due to the large quantities of caustic soda that we had on hand at the beginning of this fiscal year and because we are on the LIFO method of valuing inventories, this increase negatively impacted gross margins in the second quarter and first six months of fiscal 2001. The Company was able to implement some caustic soda price increases during this period; however, market pressures prevented the Company from recovering all of the increased caustic soda costs. Gross margin, as a percentage of sales, for the Water Treatment segment was 29.8% for the second quarter ended March 31, 2001 compared to 31.1% for the second quarter of fiscal 2000 and 30.3% for the six-month period ended March 31, 2001 compared to 31.0% for the comparable six month period of fiscal 2000.  These decreases are attributable to the aforementioned increased cost of caustic soda and additional costs associated with our new warehouse facility in St. Paul, Minnesota.

Selling, general and administrative expenses, as a percentage of net sales, for the second quarter of fiscal 2001 were 13.6% compared to 12.0% for the same quarter one year ago, and 13.3% for the first six months of fiscal 2001 compared to 11.9% for the first six months of fiscal 2000, an increase of $794,443 and $1,368,985 from the respective prior periods. The increase was mainly due to increased employee compensation and benefits associated with the hiring of personnel within both the Industrial and Water Treatment segments and increased operating costs within the Industrial segment including costs associated with the Company’s long-term strategic growth plans. Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures. Most of the remaining expenses in this category are fixed in nature and vary only slightly with sales fluctuations.

Income from operations decreased by $812,621 in the second quarter of fiscal 2001, and $1,284,479 in the first six months of fiscal 2001 compared to the comparable periods of fiscal 2000. The decrease is mainly due to competitive conditions, primarily in caustic soda prices, which resulted in a negative adjustment to inventory of $0.09 per share in the second quarter and $0.12 for the first six months of fiscal 2001.  This adjustment does not affect cash flows as evidenced by a $1,922,840 increase in cash flows from operations as compared to the first six months of last year.  Additionally, selling, general and administrative expenses increased due to an increased investment in infrastructure necessary to support the Company's long-term strategic growth plans, including efforts to expand into new markets.

INTEREST INCOME

Interest income decreased by $65,265 in the second quarter of fiscal 2001 as compared to the same quarter one year ago and $96,653 for the first six months of this fiscal year as compared to the same six-month period one year ago. This decrease is primarily due to less cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended March 31, 2001, cash provided by operations was $5,676,061 compared to $3,753,221 for the same period one-year ago. This increase was due mainly to changes in certain current asset and liability accounts discussed in the paragraph below and a decrease in deferred income taxes.  These increases were partially offset by the decrease in net income, which was primarily due to higher operating expenses incurred to meet our long-term strategic growth plans. During the six months ended March 31, 2001, the Company invested $3,806,776 in property and equipment additions, which included approximately $2,100,000 for a new building constructed in St. Paul, Minnesota. The new facility opened during the first quarter of fiscal 2001 and is currently occupied by the Minneapolis/St. Paul Water Treatment operations.

Inventories decreased during the first six months of fiscal 2001 due primarily to rising caustic prices, which increased the LIFO reserve by approximately $2.2 million, which is the amount necessary to replace the interim decrease in inventory quantities expected to be replaced by fiscal year-end.  Additionally, other current assets decreased during the first six months of fiscal 2001 due to prepayments that existed at October 1, 2000 currently being expensed and a decrease in current deferred tax assets.  Accounts payable and other liabilities decreased during the first six months of fiscal 2001 due to timing of payments and the payment of benefit plan accruals that existed at fiscal year end. The Company did not issue any securities during the six month period ended March 31, 2001.

Through open market purchases, the Company acquired and retired 20,200 shares of common stock for an aggregate of $171,708 during the quarter ended March 31, 2001 and 50,500 shares of common stock for an aggregate of $420,359 during the six-month period ended March 31, 2001.

Cash flows from operations, coupled with the Company's strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company's total debt to capital ratio puts it in a position to obtain debt financing on favorable terms.

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

From approximately April 12, 2001 to May 8, 2001, the areas around the Company’s Terminal 1 and Terminal 2 operations were flooded, preventing shipments to and from these locations.  The terminals themselves were not flooded as the facilities were adequately protected by dikes.  Additionally, the high water has interrupted barge traffic on the Mississippi River and as of May 14, 2001, no caustic soda barges had been received since the closing of the river in the fall of 2000. The Company anticipates that the first barges will be unloaded by the end of May 2001.  No substantial interruptions to sales have resulted or are expected to result from the flooding as trucks and railroad tank cars are being used as an alternative means of supply.  However, the Company has incurred additional shipping, labor, and other costs and has not been able to pass through all of these costs to its customers.This may have a negative impact on gross margins in the third quarter of fiscal 2001.  The Company is in the process of reviewing whether any of these additional costs may be recovered under its business interruption insurance policy.  The insurance recovery, if any, will be recorded in the quarter received.  No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the Company’s operations in the future from flooding.  The Company expects the impact of future flooding, if any, will be reduced with the completion of its 1.5 million gallon caustic soda storage tank at its new Red Rock facility in June 2001, which was not affected by the current flood.

Other than as discussed above, management is not aware of any matters that have materially affected the first six months of fiscal 2001, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

MARKET RISK

At March 31, 2001, the Company had an investment portfolio of fixed income securities of $1,591,986, excluding $14,679,377 of those classified as cash and cash equivalents and variable rate securities.  These securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, the Company expects to be able to hold its fixed income investments until maturity and therefore the Company does not expect to recognize an adverse impact on income or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Also in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” which is effective for the Company in conjunction with the adoption of SAB No. 101, as amended, during the fourth quarter of fiscal 2001.  EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling.  The reclassification of shipping and handling charges would have no effect on net income or net income per share as reported.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, the Registrant was not involved in any pending legal proceedings other than ordinary routine litigation incidental to their business, except as follows:

LYNDE COMPANY WAREHOUSE FIRE. The settlement agreement (the "Settlement Agreement") relating to the class action, DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY ("Cooksey"), brought in March 1995 against the Company and its former subsidiary, for damages alleged to be caused by a fire at an office/warehouse facility used by the former subsidiary, was approved by the court on January 30, 1998. Pursuant to the Settlement Agreement, the Company agreed to pay certain of the plaintiffs' costs and expenses as well as certain compensation to the class. Less than five claimants remain who have not yet resolved their claims under the Settlement Agreement. The Registrant anticipates that the defense and payment of these remaining claims, which are subject to arbitration, will be covered by its umbrella insurer.

Item 4.  Submission of matters to a vote of Security Holders

The annual meeting of the shareholders of the Company was held on February14, 2001.

The following is a tabulation of the results of votes cast on the matters voted upon at the annual meeting of the shareholders:

PROPOSAL 1: Election of Directors.  All of management's nominees for director were elected with the following votes:
				Broker
	For	Withheld	Abstain	Non-votes
John R. Hawkins	8,083,526	317,206	0	0
Kurt R. Norman	7,993,876	406,856	0	0
Dean L. Hahn	8,027,316	373,416	0	0
Donald L. Shipp	8,021,683	379,049	0	0
Howard M. Hawkins	8,043,943	356,789	0	0
John S. McKeon	8,030,065	370,667	0	0
Duane Jergenson	8,029,519	371,213	0	0
G. Robert Gey	8,029,934	370,798	0	0
Daryl I.Skaar	8,026,357	374,375	0	0

PROPOSAL 2: Amendment of Articles of Incorporation to change the corporate name to “Hawkins, Inc.”  The amendment passed with the following votes:
			Broker
For	Against	Abstain	Non-votes

8,362,472	16,618	21,642	0

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits.

             None.

(b)        Reports on Form 8-K.

             No reports on Form 8-K have been filed during the fiscal quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By /s/ Marvin E. Dee
Marvin E. Dee, Vice President, Chief
Financial Officer, Secretary, Treasurer

Dated:  May 14, 2001