Form 10-Q
period 2001-06-30
HAWKINS CHEMICAL INC
filed 2001-08-14
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

Commission file number 0-7647

HAWKINS, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0771293
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

YES      ☒         NO       ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT August 10, 2001
Common Stock, par value $.05 per share	10,268,139

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	JUNE 30,	OCTOBER 1,
	2001	2000
	(UNAUDITED)	(DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,346,232	$2,185,757
Investments available-for-sale	11,404,028	12,033,866
Trade receivables-net	13,116,042	11,610,606
Notes receivable	219,086	157,701
Inventories	10,366,827	8,929,957
Prepaid expenses and other	1,354,790	2,658,875

Total current assets	37,807,005	37,576,762

PROPERTY, PLANT AND EQUIPMENT-net	27,885,835	23,687,337

NOTES RECEIVABLE-NONCURRENT	2,283,175	2,611,577

OTHER ASSETS	5,884,318	6,018,844

	$73,860,333	$69,894,520

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,441,306	$5,006,580
Current portion of long-term debt	109,180	102,037
Dividends payable		1,566,036
Other current liabilities	5,093,329	4,788,365

Total current liabilities	13,643,815	11,463,018

LONG-TERM DEBT	116,823	226,003

DEFERRED INCOME TAXES	947,330	937,330

OTHER LONG-TERM LIABILITIES	459,378	596,943

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, par value $.05 per share; issued and outstanding, 10,287,639 and 10,417,739 shares respectively	514,382	520,887
Additional paid-in capital	38,009,633	38,490,313
Retained earnings	20,168,972	17,660,026

Total shareholders' equity	58,692,987	56,671,226

	$73,860,333	$69,894,520

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED JUNE 30		NINE MONTHS ENDED JUNE 30
	2001	2000	2001	2000

	(UNAUDITED)		(UNAUDITED)

Net sales	$28,754,706	$26,832,838	$78,721,225	$71,206,581

Cost of sales	21,674,380	19,190,913	61,197,141	53,205,404

Gross profit	7,080,326	7,641,925	17,524,084	18,001,177

Selling, general and administrative	3,845,915	3,365,051	10,486,496	8,636,647

Income from operations	3,234,411	4,276,874	7,037,588	9,364,530

Interest income	211,000	256,184	676,074	817,911

Interest expense	(5,758)	(7,498)	(17,241)	(22,604)

Income before income taxes	3,439,653	4,525,560	7,696,421	10,159,837

Provision for income taxes	1,356,700	1,783,100	3,024,800	4,003,000

Net income	$2,082,953	$2,742,460	$4,671,621	$6,156,837

Weighted average number of shares outstanding	10,343,086	10,515,251	10,373,053	10,671,563

Earnings per share - basic and diluted	$0.20	$0.26	$0.45	$0.58

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED JUNE 30

	2001	2000
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,671,621	$6,156,837
Depreciation and amortization	1,971,376	1,578,699
Deferred income taxes	641,750	83,000
Trade receivables	(1,505,436)	(504,347)
Inventories	(1,436,870)	(433,179)
Accounts payable	3,434,726	(10,611)
Other liabilities	167,399	(999,529)
Other	594,247	(4,691)

Net cash provided by operating activities	8,538,813	5,866,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,957,260)	(5,967,171)
Purchases of investments	(402,180)	(523,204)
Sale of investments	1,032,018	6,110,867
Payments received on notes receivable	267,017	371,532
Acquisition of St. Mary’s Chemicals, Inc.		(2,700,000)

Net cash used in investing activities	(5,060,405)	(2,707,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,118,722)	(3,109,181)
Acquisition and retirement of stock	(1,097,174)	(4,414,182)
Debt repayment	(102,037)	(95,362)

Net cash used in financing activities	(4,317,933)	(7,618,725)

DECREASE IN CASH AND CASH EQUIVALENTS	(839,525)	(4,460,522)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,185,757	4,778,174

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,346,232	$317,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$28,338	$34,658

Cash paid for income taxes	$619,000	$4,504,049

See accompanying notes to condensed financial statements.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2000, previously filed with the Commission. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's Annual Report on Form 10-K for the year ended October 1, 2000 filed with the Commission on December 27, 2000.

2.	The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

3.	Inventories, principally valued by the LIFO method, are less than current cost by approximately $3,036,000 at June 30, 2001. Inventory consists principally of finished goods. Inventory quantities fluctuate during the year. No material amounts of interim liquidation of inventory quantities have occurred that are not expected to be replaced by year-end.

4.	During the nine months ended June 30, 2001, the Company acquired and retired 130,100 shares of common stock for $1,097,174.

5.	On October 2, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales. The Company’s policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. An amendment in June 2000 delayed the effective date and it is not required to be adopted by the Company until the fourth quarter of fiscal 2001. Management does not anticipate that the adoption of this standard will have a significant impact on the Company’s financial position or the results of its operations.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (the Statements). The Company is required to apply SFAS No. 141 and 142 to all business combinations entered into after June 30, 2001. The Company has the option of adopting the provisions of SFAS No. 141 and No. 142 for intangibles and goodwill acquired before June 30, 2001 on the first day of fiscal year 2002 or 2003.

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and all acquisitions dated July 1, 2001 or later. Under the Statements, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. The Statements also include provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

The Company is currently assessing but has not yet determined the impact of the Statements on its financial position and results of operations. As of June 30, 2001 the Company had net goodwill of approximately $3,558,000. Amortization expense recorded during the three and nine month periods ended June 30, 2001 was approximately $71,000 and $213,000, respectively.

6.	The Company has two reportable segments: Industrial and Water Treatment. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions.

		WATER
REPORTABLE SEGMENTS	INDUSTRIAL	TREATMENT	TOTAL

THREE MONTHS ENDED JUNE 30, 2001
Net sales	$18,814,009	$9,940,697	$28,754,706
Gross profit	3,875,357	3,204,969	7,080,326
Operating income	1,352,128	1,882,283	3,234,411

THREE MONTHS ENDED JUNE 30, 2000
Net sales	$17,804,687	$9,028,151	$26,832,838
Gross profit	4,711,194	2,930,731	7,641,925
Operating income	2,600,612	1,676,262	4,276,874

NINE MONTHS ENDED JUNE 30, 2001
Net sales	$55,443,428	$23,277,797	$78,721,225
Gross profit	10,283,195	7,240,889	17,524,084
Operating income	2,990,489	4,047,099	7,037,588

NINE MONTHS ENDED JUNE 30, 2000
Net sales	$49,570,772	$21,635,809	$71,206,581
Gross profit	11,155,798	6,845,379	18,001,177
Operating income	5,541,684	3,822,846	9,364,530

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OPERATIONS

Net sales increased $1,921,868, or 7.2%, in the third quarter of this fiscal year, and $7,514,644, or 10.6%, in the first nine months of this fiscal year as compared to the same periods in fiscal 2000.  The Industrial segment had an increase of $1,009,322 in the third quarter of this fiscal year as compared to the third quarter of fiscal 2000 and $5,872,656 in the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000.  These increases were mainly attributable to selling price increases of a single, large-volume product (caustic soda) and to increased sales volumes in several other product lines.  The Water Treatment segment had a sales increase of $912,546 in the third quarter of this fiscal year as compared to the third quarter of fiscal 2000 and an increase of $1,641,988 in the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000.  These increases are due to both increased sales volumes and selling prices.

The gross margin, as a percentage of net sales, for the third quarter of fiscal 2001 was 24.6% compared to 28.5% for the same quarter one year ago, and was 22.3% for the first nine months of fiscal 2001 compared to 25.3% for the first nine months of fiscal 2000.  For the Industrial segment, gross margin, as a percentage of sales, was 20.6% for the third quarter of fiscal 2001 compared to 26.5% for the third quarter of fiscal 2000 and 18.5% for the first nine months of this fiscal year compared to 22.5% for the first nine months of fiscal 2000.  These decreases are mainly due to higher caustic soda costs, which have increased substantially since October 1, 2000 and because we are on the LIFO method of valuing inventories.  The Company was able to implement some caustic soda price increases during this period; however, market pressures prevented the Company from recovering all of the increased caustic soda costs.  Gross margin, as a percentage of sales, for the Water Treatment segment was 32.2% for the third quarter ended June 30, 2001 compared to 32.5% for the third quarter of fiscal 2000 and 31.1% for the nine-month period ended June 30, 2001 compared to 31.6% for the comparable nine month period of fiscal 2000.  These decreases are attributable to the aforementioned increased cost of caustic soda and additional costs associated with the new Red Rock facility in St. Paul, Minnesota.

Selling, general and administrative expenses, as a percentage of net sales were 13.4% for the third quarter of fiscal 2001 compared to 12.5% for the same quarter one year ago, and were 13.3% for the first nine months of fiscal 2001, compared to 12.1% for the first nine months of fiscal 2000, representing increases of $480,864 and $1,849,849, respectively, over the prior periods.  The increases were mainly due to increased employee compensation and benefits associated with the hiring of personnel within both the Industrial and Water Treatment segments and increased operating costs within the Industrial segment including costs associated with the Company’s long-term strategic growth plans. Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures. Most of the remaining expenses in this category are fixed in nature and vary only slightly with sales fluctuations.

Income from operations decreased by $1,042,463 in the third quarter of fiscal 2001, and $2,326,942 in the first nine months of fiscal 2001 compared to the comparable periods of fiscal 2000.  These decreases are mainly due to competitive conditions, primarily in caustic soda prices, which resulted in a negative adjustment to inventory of $0.01 per share in the third quarter and $0.13 for the first nine months of fiscal 2001.  This adjustment does not affect cash flows as evidenced by a $2,672,634 increase in cash flows from operations as compared to the first nine months of last year.  Additionally, selling, general and administrative expenses increased due to an increased investment in infrastructure necessary to support the Company's long-term strategic growth plans, including efforts to expand into new markets.

INTEREST INCOME

Interest income decreased by $45,184 in the third quarter of fiscal 2001 as compared to the third quarter of last year and $141,837 for the first nine months of this fiscal year as compared to the first nine-months of last year. These decreases are due to the Company having less cash available for investment and to a lower rate of return on investments.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended June 30, 2001, cash provided by operations was $8,538,813 compared to $5,866,179 for the same period one-year ago. This increase was due mainly to changes in certain current asset and liability accounts discussed in the paragraph below and a decrease in current deferred tax assets.  These increases were partially offset by the decrease in net income, which was due to higher operating expenses incurred to meet our long-term strategic growth plans and to the increased cost of caustic soda mentioned previously.  During the nine months ended June 30, 2001, the Company invested $5,957,260 in property and equipment additions, which included approximately $3,500,000 for a new building constructed in St. Paul, Minnesota. The new Red Rock facility opened during the first quarter of fiscal 2001 and is currently occupied by the Minneapolis/St. Paul Water Treatment operations.

Inventories increased during the first nine months of fiscal 2001 due to quantity increases to meet seasonal demand and rising caustic soda prices, which was partially offset by an increase in the LIFO reserve of approximately $2.5 million.  Accounts receivable increased due to the increase in sales for the quarter.  Additionally, other current assets decreased during the first nine months of fiscal 2001 due to prepayments that existed at October 1, 2000 that are currently being expensed, a decrease in current deferred tax assets, and a decrease in income tax receivable.  Accounts payable and other liabilities increased during the first nine months of fiscal 2001 due to the increase in inventory and timing of payments. The Company did not issue any securities during the nine month period ended June 30, 2001.

Through open market purchases, the Company acquired and retired 79,600 shares of common stock for an aggregate of $676,815 during the quarter ended June 30, 2001 and 130,100 shares of common stock for an aggregate of $1,097,174 during the nine-month period ended June 30, 2001.

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

From approximately April 12, 2001 to May 8, 2001, the areas around the Company’s Terminal 1 and Terminal 2 operations were flooded, preventing shipments to and from these locations.  The terminals themselves were not flooded as the facilities were adequately protected by dikes.  The Red Rock facility was not affected by this flood.  Additionally, the high water interrupted barge traffic on the Mississippi River and no caustic soda barges were received from the closing of the river in the fall of 2000 until the end of May 2001.  No substantial interruptions to sales resulted from the flooding as trucks and railroad tank cars were used as an alternative means of supply.  However, the Company incurred additional shipping, labor, and other costs and has not been able to pass through all of these costs to its customers.  This had a negative impact on earnings in the third quarter of fiscal 2001 of approximately $200,000.  No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the Company’s operations in the future from flooding.  The Company expects the impact of future flooding, if any, will be reduced with the completion of its 1.5 million gallon caustic soda storage tank at its new Red Rock facility in September 2001.

Other than as discussed above, management is not aware of any matters that have materially affected the first nine months of fiscal 2001, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

MARKET RISK

At June 30, 2001, the Company had an investment portfolio of fixed income securities of $1,606,647, excluding $13,267,662 of those classified as cash and cash equivalents and variable rate securities.  These securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, the Company expects to be able to hold its fixed income investments until maturity and therefore the Company does not expect to recognize an adverse impact on income or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARD

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 that provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. An amendment in June 2000 delayed the effective date and it is not required to be adopted by the Company until the fourth quarter of fiscal 2001.  Management does not anticipate that the adoption of the standard will have a significant impact on the Company’s financial position or the results of its operations.

Also in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” which is effective for the Company in conjunction with the adoption of SAS No. 101, as amended, during the fourth quarter of fiscal 2001.  EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling.  The reclassification of shipping and handling charges would have no effect on net income or net income per share as reported.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” (the Statements).  The Company is required to apply SFAS No. 141 and 142 to all business combinations entered into after June 30, 2001.  The Company has the option of adopting the provisions of SFAS No. 141 and No. 142 for intangibles and goodwill acquired before June 30, 2001 on the first day of fiscal year 2002 or 2003.

SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and all acquisitions dated July 1, 2001 or later.  Under the Statements, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  The Statements also include provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

The Company is currently assessing but has not yet determined the impact of the Statements on its financial position and results of operations.  As of June 30, 2001 the Company had net goodwill of approximately $3,558,000.  Amortization expense recorded during the three and nine month periods ended June 30, 2001 was approximately $71,000 and $213,000, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, the Registrant was not involved in any pending legal proceedings other than ordinary routine litigation incidental to its business, except as follows:

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

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits.

             None.

(b)        Reports on Form 8-K.

             No reports on Form 8-K have been filed during the fiscal quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By /s/ Marvin E. Dee

Marvin E. Dee, Vice President, Chief
Financial Officer, Secretary, Treasurer
Dated: August 14, 2001