Form 10-K
period 2001-09-30
HAWKINS CHEMICAL INC
filed 2001-12-21
CIK 46250

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2001, Commission File No. 0-7647

HAWKINS, INC.

(Exact Name of Registrant as specified in its Charter)

MINNESOTA	41-0771293
(State of Incorporation)	(I.R.S. Employer Identification No.)

3100 East Hennepin Avenue, Minneapolis, Minnesota	55413
(Address of Principal Executive Offices)	(Zip Code)

(612) 331-6910

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.05 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

The aggregate market value of voting stock held by nonaffiliates of the Registrant on December 3, 2001, was $57,838,659 (based upon the last reported sale price on that date as reported by The Nasdaq Stock Market), excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant's Employee Stock Ownership Plan.  The number of shares outstanding of the Registrant's common stock on December 3, 2001 was 10,216,688.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders to be held February 13, 2002.

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

PART I

ITEM 1.                 BUSINESS.

                (a)           GENERAL DEVELOPMENT OF THE BUSINESS.  The Registrant was incorporated under the laws of the State of Minnesota in 1955.  In fiscal 1998, the Registrant merged three of its former subsidiaries, Feed-Rite Controls, Inc., Mon-Dak Chemical, Inc., Dakota Chemical, Inc. and its Arrowhead Chemical Division together to form a single wholly-owned subsidiary known as Hawkins Water Treatment Group, Inc. (HWTG).  In fiscal 1999, the Registrant merged HWTG into the Registrant.  During fiscal 2000, the Registrant acquired certain assets of St. Mary’s Chemicals, Inc. (discussed more fully in paragraph (i) below).  In fiscal 2001, the Registrant’s corporate name was changed to Hawkins, Inc. from Hawkins Chemical, Inc. reflecting the fact the Registrant has expanded its original business from the distribution of chemicals.

                (b)           FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.  The Company’s principal business is the formulation, blending and distribution of bulk and specialty chemicals, which it conducts in two principal segments: Water Treatment and Industrial.  Financial information regarding these segments is reported in the Company’s audited financial statements.  See Items 7 and 8 below.

                (c)           NARRATIVE DESCRIPTION OF THE BUSINESS.

                (i)             PRODUCTS AND MARKETS.  The Company’s business is conducted in its two segments, Water Treatment and Industrial, which are more fully described below:

                (A)          WATER TREATMENT.  The Water Treatment segment specializes in providing water and waste-water treatment equipment and chemicals, as well as helping customers find solutions to systems problems in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska, Illinois, Michigan, Montana and Wyoming.  It also operates as a distributor of the Company’s products to its customers.  The Water Treatment operations in the Minneapolis/St. Paul area relocated to a new 59,000 square-foot facility, “the Red Rock facility,” during the first quarter of fiscal 2001.  The new facility, located on the Mississippi River in St. Paul, MN has improved operational efficiencies, as the Water Treatment operations are located at the facility where several key products are produced.  The consolidated warehouse space has reduced the amount of time required to load trucks between deliveries.

                (B)           INDUSTRIAL.  The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, chemical processing, pulp and paper, medical device and plating industries.  In addition, the Industrial segment provides products and services to food manufacturers and processing plants.  The Industrial segment also distributes a variety of pharmaceutical products and sells certain food grade products, including the Cheese-Phos(R) liquid phosphate product (discussed more fully in paragraph (iv) below) and other blended products, none of which are material to the Company.  This segment conducts its business primarily through terminal operations and sales.

                The Industrial segment receives, stores and distributes various chemicals in bulk, including liquid caustic soda, phosphoric acid and aqua ammonia; manufactures sodium hypochlorite (bleach); repackages liquid chlorine; and performs custom blending of certain chemicals for customers according to customer formulas.  Approximately 80% of the terminal operations business is related to liquid caustic soda.  The Industrial segment also operates liquid caustic soda barge terminals to receive shipments during the period the Mississippi River is open to barge traffic (approximately April 1 through November 15).  During the remainder of the year the Company relies on stockpiles, as well as supplies shipped in by railroad tank car.  Pursuant to operating agreements it has with other chemical companies, the Company also receives, stores and ships liquid caustic soda and other chemicals at the Hawkins "Terminal 1" location and its "Terminal 2" site, which is located across the river and downstream from Terminal 1.  The chlorine repackaging and bleach manufacturing operations, formerly located at Terminal 1, were moved to Red Rock during fiscal 2001.

                Since 1963, flooding of the Mississippi River has required the Company’s Terminal 1 and 2 operations to be temporarily shifted out of its buildings four times, the most recent being in the spring of 2001.  From approximately April 12, 2001 to May 8, 2001, the areas around the terminals were flooded, preventing shipments to and from these locations.  The terminals themselves were not flooded as the facilities were adequately protected by dikes.  Additionally, the high water interrupted barge traffic on the Mississippi River and no caustic soda barges were received from the closing of the river in the fall of 2000 until the end of May 2001.  No substantial interruptions to sales resulted from the flooding as trucks and railroad tank cars were used as an alternative means of supply.  However, the Company incurred additional shipping, labor, and other costs and was not been able to pass through all of these costs to its customers.  This had a negative impact on earnings in the third quarter of fiscal 2001 of approximately $200,000.  No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the Company’s operations in the future from flooding.  In September 2001, a 1.5 million gallon caustic soda storage tank was completed at the Red Rock facility allowing it to serve as an additional terminal for bulk chemicals.  Historically, the property on which the Red Rock facility is located has not been subject to flooding when Terminals 1 and 2 were not usable due to high water and the facility was not affected by the fiscal 2001 flooding.  The Company expects the impact of future flooding, if any, will be reduced as the new Red Rock facility is expected to allow the Company to continue shipping to customers during periods of high water levels.

                The Industrial segment also includes a sales distribution center for industrial chemicals, laboratory chemicals and laboratory supplies.  Bulk industrial chemicals are generally repackaged and sold in smaller quantities to the Company’s customers.  Sales are concentrated primarily in Wisconsin, Minnesota, northern Iowa and North and South Dakota.  Among the principal chemicals handled are water purification and pollution control chemicals (such as chlorine) and industrial chemicals (such as anhydrous ammonia, aluminum sulphate, hydrofluosilicic acid, soda ash, phosphates, muriatic acid, aqua ammonia, sulfuric acid and liquid caustic soda).  It also specializes in sales to the plating and electronic industries, for which it relies on a specially trained sales staff that works directly with customers on their plating and other processes.  This aspect of its operations commenced in 1993 when the Company acquired the assets of Industrial Chemical & Equipment Co.

                On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary's Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers.  On May 26, 2000, the Company also entered into a five-year employment agreement with one of the previous owners and consulting agreements with the other two previous owners of Universal Chemicals.  The employment agreement and consulting agreements contain performance bonuses and non-compete provisions.  The agreements are based on Universal Chemicals’ operating results, as defined, for five years after the acquisition date and have a maximum payment of $3,520,000.  The non-compete provisions extend for a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals’ operating results, as defined in the agreements, for five years after the termination date.

                (ii)            NEW PRODUCTS.  The Registrant did not have any significant new products in fiscal 2001.

                (iii)           RAW MATERIALS.  The Company’s segments have approximately 300 suppliers, including many of the major chemical producers in the United States, of which approximately 20 account for a majority of the purchases.  The Company’s segments typically have written distributorship agreements or supply contracts with its suppliers that are renewed from time to time.  Although there is no assurance that any contract or understanding with any supplier will not be terminated in the foreseeable future, most of the basic chemicals purchased can be obtained from alternative sources should existing relationships be terminated.

                (iv)          PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS.  There are no patents, trademarks, licenses, franchises or concessions that are currently material to the successful operation of the Company’s business.  The Company has, however, obtained a patent on a liquid form of sodium phosphate for use in the processed food industry, as described below; the patent was granted on October 17, 1995 and will expire on November 8, 2013.

                Process cheese producers are increasingly moving away from dry forms of sodium ortho phosphates to liquid versions.  The advantages of the liquid form include delivery by pumping, greater measurement accuracy and consistency in finished product and the elimination of undissolved chemical dust and the disposal of empty chemical bags.  The major drawback of the liquid sodium phosphates currently being used in the cheese processing industry is that it must be stored at between 130 and 160 degrees Fahrenheit to prevent crystallization.  Expensive heated storage and steam heated piping is necessary to maintain required temperatures.  Back-up generators must also be installed as safeguards against product cooling and solidifying in case of a plant power outage.

                The Company’s patented Cheese-Phos(R) liquid sodium phosphate, which can be stored at room temperature, offers all the advantages of a liquid sodium phosphate product, but eliminates the need for high-heat delivery systems.  Cheese-Phos(R) has not and is not expected to materially increase the Company’s sales or profits.

                (v)           SEASONAL ASPECTS.  The Water Treatment segment has historically experienced higher sales during the third and fourth fiscal quarters, which is due primarily to an increase in chemicals used by municipal water treatment facilities.

                (vi)          WORKING CAPITAL ITEMS.  As a bulk distributor of chemicals, the Company is required to carry significant amounts of inventory to meet rapid delivery requirements of customers.  Working capital requirements vary on a seasonal basis as a result of the seasonality of the water treatment business.

                (vii)         DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS.  No one customer represents more than approximately three percent of the Company’s sales, but the loss of its four largest customers could have a material adverse effect on the Company’s results of operations.  Additionally, no one customer represents 10% or more of either the Water Treatment segment or Industrial segment sales.

                (viii)        BACKLOG.  Backlog is not material to an understanding of the Company’s business.

                (ix)           GOVERNMENT CONTRACTS.  No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of any state or federal governmental subdivision or agency.

                (x)            COMPETITIVE CONDITIONS.  The Company operates in a competitive industry and competes with producers, distributors and sales agents offering chemicals equivalent to all of the products handled by the Company.  Many such producers and distributors have substantially more business and are substantially larger than the Company.  No one competitor, however, is dominant in the Company’s market.  Price and service are the principal methods of competition in the industry.

                (xi)           RESEARCH AND DEVELOPMENT.  The Company does not have a formal research and development function.  Employees are assigned to research and development projects as the need arises.  During the past fiscal year, expenditures for research and development were negligible and not material to the Company’s business.

                (xii)          ENVIRONMENTAL MATTERS.  The Company is primarily a compounder and distributor, rather than a manufacturer, of chemical products.  As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Company.  The Company does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal 2002.

                (xiii)         EMPLOYEES.  The number of persons employed by the Company as of September 30, 2001 was 200.

                (d)           FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.  Because the Company deals primarily in one geographic area of the United States, a breakdown of sales, profitability or assets attributable to different geographic areas is not meaningful to an understanding of the Company's business.

ITEM 2.                 PROPERTIES.

                The Company owns its principal location, which consists of approximately eleven acres of land in Minneapolis, Minnesota, with six buildings containing a total of 160,000 square feet of office and warehouse space.  The Company’s principal office is located in one of these buildings, at 3100 East Hennepin Avenue.  The other buildings house the rest of the Company’s operations.  As of the date hereof, the Company has installed sprinkler systems in substantially all of its warehouse facilities for fire protection.  The Company carries insurance covering the replacement of property damaged by fire or flood.

                As noted above, during the first quarter of fiscal 2001 the Company completed the new Red Rock facility in St. Paul, Minnesota.  The Red Rock facility consists of a 59,000 square foot building located on approximately 10 acres of land.  The new facility has outside storage capacity of approximately 1.5 million gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals.  The land is leased from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the annual tonnage unloaded at the site through May 31, 2029.  The basic rent and annual tonnage rent are to be renegotiated every five years beginning June 1, 2004.

                In addition to the facilities described above, the Company’s other facilities are described below.  These facilities, together with those described above, are adequate and suitable for the purposes they serve.  Unless noted, each facility is owned and is fully utilized by the Company.

			Approx.
Segment	Location	Primary Use	Square Feet

Industrial	St. Paul, MN(1)	Office, Warehouse and Garage	32,000
	St. Paul, MN(2)	Office	3,000
Water Treatment	Fargo, ND(3)	Office and Warehouse	22,800
	Fond du Lac, WI(4)	Warehouse	20,300
	Washburn, ND	Office and Warehouse	14,000
	Billings, MT	Office and Warehouse	6,000
	Sioux Falls, SD(5)	Warehouse	18,000
	Rapid City, SD	Warehouse	3,600
	Willow Springs, IL(2)	Warehouse	2,000
	Superior, WI	Office and Warehouse	17,000
	Slater, IA	Warehouse	8,700

   (1)           The Company’s terminal operations are located at two sites on opposite sides of the Mississippi River, made up of three buildings, nine outside storage tanks with a total capacity of approximately 8,900,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals.  The land is leased from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the annual tonnage unloaded at each site.  The applicable leases run until December 31, 2003, at which time the Company has an option to renew the leases for an additional five-year period on the same terms and conditions subject to renegotiation of rent.  The Company also has options to renew these leases for additional successive five-year renewal periods (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

   (2)           This facility is leased from a third party.

   (3)           Part of this facility is leased to a third party (5,000 square feet).

   (4)           Part of this facility is leased to third parties (10,000 square feet).

   (5)           Part of this facility is leased to a third party (6,000 square feet).

   The Company also owns several trucks, tractors, trailers and vans.

ITEM 3.                 LEGAL PROCEEDINGS.

                As of the date of this filing, the Company is not involved in any pending legal proceeding other than ordinary routine litigation incidental to their business, except as follows:

                                LYNDE COMPANY WAREHOUSE FIRE.  The settlement agreement (the Settlement Agreement) relating to the class action, DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY (Cooksey), brought in March 1995 against the Company and its former subsidiary, for damages alleged to be caused by a fire at an office/warehouse facility used by the former subsidiary, was approved by the court on January 30, 1998.  Pursuant to the Settlement Agreement, the Company agreed to pay certain of the plaintiffs' costs and expenses as well as certain compensation to the class.  Three claimants remain who have not yet resolved their claims under the Settlement Agreement.  The Company anticipates that the defense and payment of these remaining claims, which are subject to arbitration, will be covered by its umbrella insurer.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2001.

ITEM 4A.              EXECUTIVE OFFICERS OF THE COMPANY.

                The executive officers of the Company, their ages and offices held, as of December 14, 2001 are set forth below:

Name	Age	Office

John R. Hawkins	50	Chairman of the Board and Chief Executive Officer

Kurt R. Norman	46	President and Chief Operating Officer

Marvin E. Dee	52	Vice President, Chief Financial Officer, Secretary, and Treasurer

Keenan A. Paulson	52	Vice President - Water Treatment Group

John R. Sevenich	43	Vice President - Manufacturing and Specialty Products

Daniel E. Soderlund	39	Vice President - Pharmaceuticals

                John R. Hawkins has been the Company’s Chairman and Chief Executive Officer since February 16, 2000.  He was President and Chief Operating Officer from December 1998 to February 2000 and was Secretary from 1991 to December 1999.  He was an Executive Vice President from 1997 to December 1998 and Vice President of Sales from 1987 to 1997.

                Kurt R. Norman has been the Company’s President and Chief Operating Officer since February 16, 2000.  He was a Vice President of the Company from February 1999 until February 2000, the Vice President of the Water Treatment segment from 1996 to February 1999 and was the Water Treatment General Manager from 1988 to 1996.

                Marvin E. Dee has been the Company’s Vice President and Chief Financial Officer since September 1999 and its Secretary and Treasurer since December 1999.  He was the Chief Financial Officer of Nath Companies from 1997 to September 1999, the Vice President of Finance and Treasurer of Tricord Systems, Inc. from 1993 to 1997 and Senior Director of Accounting of NordicTrack, Inc. in 1993 and the Controller of NordicTrack from 1991 to 1992.

                Keenan A. Paulson has been the Company’s Vice President - Water Treatment Group since May 2000.  Prior to attaining this position, Ms. Paulson held various positions during her 30-year career with the Company, most recently as its Water Treatment General Manager.

                John R. Sevenich has been the Company’s Vice President - Manufacturing and Specialty Products since May 2000.  He was the Business Unit Manager of Manufacturing from 1998 to May 2000 and was a Sales Representative with the Company from 1989 to 1998.

                Daniel E. Soderlund has been the Company’s Vice President - Pharmaceuticals since May 2000.  He was the Business Unit Manager of Pharmaceuticals from April 1999 to May 2000 and was a Sales Representative with the Company from 1992 to April 1999.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Quarterly Stock Data	High	Low

Fiscal 2001
4th Quarter	$8.900	$7.080
3rd Quarter	9.688	8.140
2nd Quarter	10.250	8.375
1st Quarter	8.750	6.625

Fiscal 2000
4th Quarter	$8.063	$7.250
3rd Quarter	8.375	7.063
2nd Quarter	8.625	7.625
1st Quarter	8.875	7.625

Cash Dividends	Declared	Paid

Fiscal 2002
1st Quarter		$.15

Fiscal 2001
4th Quarter	$.15
3rd Quarter		$.15
2nd Quarter	$.15
1st Quarter		$.15

Fiscal 2000
4th Quarter	$.15
3rd Quarter		$.17
2nd Quarter	$.17
1st Quarter		$.12

The common stock of Hawkins, Inc. trades on the NASDAQ National Market System under the symbol “HWKN.” The price information represents closing sale prices reported in the NASDAQ/NMS Monthly Statistical Report.

As of September 30, 2001, there were approximately 700 shareholders of record of the Company’s common stock.   Additionally, the Depository Trust Company, the principal central securities depository in the United States, held the shares of approximately 1,200 shareholders that were counted as owned by one holder.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA TABLE

Fiscal Year	2001	2000	1999	1998	1997

Sales *	$107,931,668	$98,021,731	$96,734,470	$95,860,765	$88,652,642

Net income	7,117,578	8,567,699	9,698,642	8,213,869	7,790,487

Basic and diluted earnings per common share	.69	.81	.87	.71	.67

Cash dividends declared per common share	.30	.32	.27	.20	.18

Cash dividends paid per common share	.30	.29	.25	.19	.16

Total assets	74,868,121	69,894,520	68,999,827	66,535,475	63,652,616

Long-term debt	116,823	226,003	328,040	423,402	512,525

*              Sales for fiscal 2000, 1999, 1998 and 1997 are restated due to the adoption of EITF 00-10 in fiscal 2001.  EITF 00-10 required all amounts billed to customers in sales transactions relating to shipping and handling to be classified as sales.  This had no impact on net income as previously reported.

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

OVERALL SUMMARY

                Sales in fiscal 2001 increased 10.1% to $107,931,668 from $98,021,731 in fiscal 2000.  Net income for fiscal 2001 was $7,117,578, or $0.69 per share, compared to $8,567,699, or $0.81 per share for fiscal 2000.  The decrease in net income was primarily due to additional costs of operations due to the spring flooding at our terminals and to the LIFO method of valuing inventories (see Gross Margin discussion below).  Return on average shareholders' equity was 12.3% for fiscal 2001, compared to 15.3% for fiscal 2000.  Book value per share at September 30, 2001 was $5.77 compared to $5.44 one year ago.

SALES

                For the year ended September 30, 2001, sales increased $9,909,937, a 10.1% increase from fiscal 2000, due to an increase of $6,494,368 (9.6%) in Industrial segment sales and an increase of $3,415,569 (11.1%) in Water Treatment segment sales.  The Industrial segment increase is mainly due to an increase in the selling price of caustic soda and volume increases in other product lines, which were partially offset by a decrease in the volume of caustic soda sold.  The Water Treatment segment increase is due mainly to an increase in volumes.

                For the year ended October 1, 2000, sales increased $1,287,261, a 1.3% increase from fiscal 1999, due to an increase of $1,786,821 in Water Treatment segment sales partially offset by a decrease of $499,560 in Industrial segment sales.  The Water Treatment segment increase is due to an increase in volumes of products sold.  The Industrial segment decrease is due to a decrease in the selling price of caustic soda partially offset by an increase in volume of caustic soda sold and the majority of other products sold in this segment.

GROSS MARGIN

                Gross margin, as a percentage of sales, was 22.5% in fiscal 2001, 25.3% in fiscal 2000 and 24.8% in fiscal 1999.  The gross margin variations are due to a number of variables in both segments as explained below.

                Gross margin, as a percentage of sales, for the Industrial segment was 18.7% in fiscal 2001, 22.6% in fiscal 2000 and 22.1% in fiscal 1999.  The fiscal 2001 decrease compared to fiscal 2000 was primarily due to the cost of caustic soda, which began to increase at the beginning of fiscal year 2001 and continued to increase during the first eight months of the fiscal year.  Due to the large quantities of caustic soda that we had on hand at the beginning of the fiscal year and because we are on the LIFO method of valuing inventories, this increase negatively impacted gross margins.  The Company implemented caustic soda price increases during the year; however market pressures prevented the Company from recovering all of the increased caustic soda costs.  Additionally, an increase in the volume of caustic soda in the year-end inventory combined with the increase in cost of caustic soda resulted in an increase in the LIFO reserve, all of which negatively affected earnings by $1.4 million or $.14 per share.  The Company attempts to maintain relatively constant dollar margins as the cost of this product line increases and decreases.  The cost of this product is normally subject to fluctuations, which are expected to continue in future periods.  By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.  The fiscal 2000 increase over fiscal 1999 was due to the Company's ability to maintain relatively constant profit margins as caustic soda costs were decreasing.  The Company has also generally been able to, and expects to continue to, adjust its selling prices as the cost of materials and other expenses change.

                Gross margin, as a percentage of sales, for the Water Treatment segment was 30.7% in fiscal 2001, 31.2% in fiscal 2000 and 31.0% in fiscal 1999.  The fiscal 2001 gross margin decrease in comparison to fiscal 2000 was attributable to the aforementioned increase in caustic soda costs and additional costs associated with the new Red Rock facility.  The fiscal 2000 gross margin was comparable to fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE

                Selling, general and administrative expenses increased 21.0% and 9.3% in fiscal 2001 and fiscal 2000, respectively over the previous years.  These increases are primarily attributable to the Company’s investment in infrastructure necessary to support future sales increases as well as a larger, more geographically dispersed organization.  The fiscal 2001 increase over fiscal 2000 was mainly due to increases in the sales staff, consulting fees, amortization of intangibles related to the May 26, 2000 St. Mary’s Chemicals, Inc. acquisition, and to employee benefits costs.  The fiscal 2000 increase over fiscal 1999 was mainly due to increases in the sales and administrative staff, consulting fees and to employee benefits costs.  The increase in employee benefits costs is due to the increased number of employees.

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

                The Company's primary and umbrella insurers denied coverage and refused to defend the lawsuit.  During fiscal 1999, the Company prevailed in its claims against its insurers and has been reimbursed $2,851,708 for substantially all of its settlement and legal expenses.  In addition, the Company anticipates that the defense and payment of the 3 remaining claims will be covered by the umbrella insurer.

SPECIAL CHARGES

                During fiscal 1999, the Company entered into termination agreements with three former employees due to corporate organizational changes and recorded Special Charges in the Statement of Income of $1,112,127.

OTHER INCOME

                Interest income decreased $346,706 in fiscal 2001 as compared to the previous year due to less cash available for investment and a lower rate of return on the Company’s available for sale securities which consist primarily of municipal bonds and annuity contracts.  Interest income decreased $48,116 in fiscal 2000 as compared to the previous year due to less cash available for investment.  Interest expense decreased in fiscal 2001 and fiscal 2000 as compared to the previous year.  Most of the interest expense is the result of the Company issuing a note payable to the seller in connection with the acquisition of the assets of Industrial Chemical & Equipment Company in 1993.

PROVISION FOR INCOME TAXES

                The effective income tax rate was 33.8% for the fiscal year ended September 30, 2001, 39.2% for the fiscal year ended October 1, 2000, and 39.4% for the fiscal year ended October 3, 1999.  The fiscal 2001 decrease compared to fiscal 2000 and 1999 was due to changes in state apportionment factors and a deduction for dividends paid on allocated shares held in the Employee Stock Ownership Plan.

SELECTED QUARTERLY FINANCIAL DATA

	Fiscal Year Ended September 30, 2001
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Sales *	$24,256,916	$26,152,722	$28,978,656	$28,543,374
Gross margin	5,075,036	5,368,722	7,080,326	6,773,503
Net income	1,340,378	1,248,290	2,082,953	2,445,957
Basic and diluted earnings per share	$.13	$.12	$.20	$.24

	Fiscal Year Ended October 1, 2000
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Sales *	$21,875,319	$22,923,362	$27,084,652	$26,138,398
Gross margin	4,972,352	5,386,900	7,641,925	6,800,999
Net income	1,639,687	1,774,690	2,742,460	2,410,862
Basic and diluted earnings per share	$.15	$.17	$.26	$.23

*              Previously disclosed quarterly sales are restated due to the adoption of EITF 00-10, which had no effect on gross margin or net income as previously reported.  EITF 00-10 required all amounts billed to customers in sales transactions relating to shipping and handling to be classified as sales.

INFLATION

                Inflation has not had a significant impact on the Company during the past three fiscal years, as selling prices have generally been adjusted as the cost of materials and other expenses have changed.  On occasion, however, slight fluctuations in the cost of a single, large-volume product historically have not been reflected in the selling price of that product.

FINANCIAL CONDITION

LIQUIDITY

                Cash provided by operations in fiscal 2001 was $9,950,745 compared with $9,693,479 in fiscal 2000 and $13,847,248 in fiscal 1999.  The decrease in fiscal 2001 and 2000 compared to fiscal 1999 was due primarily to fluctuations in inventory values and to the recovery of litigation expenses in fiscal 1999.

                Cash and investments available-for-sale decreased by $1,618,752 to $12,600,871 at the end of fiscal 2001.  The decrease was primarily attributable to capital expenditures.  The Company is currently investing excess cash primarily in conservative investments.  Cash equivalents consist of a money market account at a financial institution.  Investments consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of variable rate municipal bonds and mutual funds carried at fair value.  Investments are highly liquid and are available upon demand generally with only a minor penalty.

CAPITAL EXPENDITURES

                Capital expenditures in fiscal 2001, 2000 and 1999 were $7,056,226, $7,216,301 and $2,449,894, respectively.  Of the fiscal 2001 capital expenditures, the new Red Rock facility accounted for $4.1 million, transportation equipment additions accounted for $1.3 million, building improvements and additions amounted to $0.3 million, and warehouse, laboratory and office machinery and equipment accounted for $1.4 million.

COMMON STOCK REPURCHASES

                During fiscal 2001, the Company acquired and retired 168,951 shares of common stock for $1,421,641.  During fiscal 2000, the Company acquired and retired 608,900 shares of common stock for $5,020,366.

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

                Other than as discussed above, management is not aware of any matters or trends that have materially affected the results of operations for fiscal 2001 that are not expected to have either short or long-term implications, nor is it aware of any trends or other matters that have not materially affected results in fiscal 2001 but are expected to have a material effect on future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-10, “Accounting for Shipping and Handling Costs.”  EITF 00-10 requires all amounts billed to customers in a sales transaction related to shipping and handling to be classified as sales.  The Company records costs related to shipping and handling in cost of sales.  Prior period sales and cost of sales have been adjusted for this change, which had no effect on previously reported net income.

                In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”  SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and all acquisitions dated July 1, 2001 or later.  The Company adopted the provisions of SFAS No. 141 during fiscal 2001.

                In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company will adopt the provisions of SFAS No. 142 for other intangibles and goodwill acquired before June 30, 2001 on the first day of fiscal 2003.  Under SFAS No. 142, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

                The Company does not expect the implementation of SFAS No. 142 to materially impact the Company’s financial statements.  As of September 30, 2001 the Company had net other intangibles assets of $3,486,890.  Amortization expense recorded during fiscal 2001, 2000, and 1999 was $283,485, $136,561 and $63,098, respectively.

                In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company expects to adopt SFAS No. 143 in fiscal 2003.  The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

                In September 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, to be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively.  The Company expects to adopt SFAS No. 144 in fiscal 2003.  The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

                At the end of fiscal 2001, the Company had an investment portfolio of fixed income securities of $1,491,152 and mutual funds of $2,202,115, excluding $11,054,304 classified as cash and cash equivalents and variable rate securities.  The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.  The Company intends to hold the mutual funds and does not anticipate a need to liquidate its investments and therefore would not expect a material adverse impact on net income or cash flows or the amount ultimately realized on the investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders of Hawkins, Inc.:

We have audited the accompanying balance sheets of Hawkins, Inc. (the Company) as of September 30, 2001 and October 1, 2000, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hawkins, Inc. at September 30, 2001 and October 1, 2000, and the results of its operations and cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

December 6, 2001

HAWKINS, INC.
BALANCE SHEETS

	September 30,	October 1,
	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,118,856	$2,185,757
Investments available-for-sale	11,482,015	12,033,866
Trade receivables - less allowance for doubtful accounts: 2001, $335,000; 2000, $377,000	12,212,402	11,610,606
Inventories	12,584,723	8,929,957
Prepaid expenses and other current assets	1,268,522	2,816,576
Total current assets	38,666,518	37,576,762

PROPERTY, PLANT AND EQUIPMENT:
Land	631,662	631,662
Buildings and improvements	26,329,660	23,319,413
Machinery and equipment	9,986,305	8,078,640
Transportation equipment	7,289,667	6,462,568
Office furniture and equipment	2,666,900	1,839,836
	46,904,194	40,332,119
Less accumulated depreciation	18,734,077	16,644,782
Net property, plant and equipment	28,170,117	23,687,337

OTHER ASSETS:
Intangible assets - less accumulated amortization: 2001, $876,159; 2000, $592,674	3,486,890	3,770,375
Other	4,544,596	4,860,046
Total other assets	8,031,486	8,630,421
	$74,868,121	$69,894,520

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$7,294,730	$5,006,580
Current portion of long-term debt	109,180	102,037
Dividends payable	1,537,805	1,566,036
Accrued payroll and employee benefits	3,063,633	2,417,746
Container deposits	1,352,026	1,533,800
Other accruals	1,160,621	836,819
Total current liabilities	14,517,995	11,463,018

LONG-TERM DEBT	116,823	226,003

OTHER LONG-TERM LIABILITIES	411,705	596,943

DEFERRED INCOME TAXES	737,184	937,330

COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)

SHAREHOLDERS' EQUITY:
Common stock - authorized: 30,000,000 shares of $.05 par value; issued and outstanding: 2001 - 10,248,788 shares; 2000 - 10,417,739 shares	512,439	520,887
Additional paid-in capital	37,866,092	38,490,313
Accumulated other comprehensive loss	(192,258)
Retained earnings	20,898,141	17,660,026
Total shareholders' equity	59,084,414	56,671,226
	$74,868,121	$69,894,520

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF INCOME

	For the Fiscal Years Ended
	September 30,	October 1,	October 3,
	2001	2000	1999

Sales	$107,931,668	$98,021,731	$96,734,470

Cost of sales	(83,634,081)	(73,219,555)	(72,790,300)

Gross margin	24,297,587	24,802,176	23,944,170

Selling, general and administrative expenses	(14,242,227)	(11,765,758)	(10,763,251)

Litigation settlement proceeds			2,851,708

Special charges			(1,112,127)

Income from operations	10,055,360	13,036,418	14,920,500

Interest income	727,117	1,073,823	1,121,939

Interest expense	(26,279)	(30,192)	(36,867)

Income before income taxes	10,756,198	14,080,049	16,005,572

Provision for income taxes	(3,638,620)	(5,512,350)	(6,306,930)

Net income	$7,117,578	$8,567,699	$9,698,642

Weighted average number of shares outstanding	10,346,964	10,615,881	11,130,970

Basic and diluted earnings per share	$0.69	$0.81	$0.87

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

BALANCE AT SEPTEMBER 27, 1998	11,450,895	$572,545	$41,960,535	$10,946,888		$53,479,968

Cash dividend				(2,981,686)		(2,981,686)
Stock acquired and retired	(499,614)	(24,981)	(1,830,786)	(3,032,521)		(4,888,288)
Income tax savings from dividends paid on ESOP shares				266,580		266,580
Net and comprehensive income				9,698,642		9,698,642

BALANCE AT OCTOBER 3, 1999	10,951,281	547,564	40,129,749	14,897,903		55,575,216

Cash dividend				(3,361,063)		(3,361,063)
Stock acquired and retired	(608,900)	(30,445)	(2,235,668)	(2,754,253)		(5,020,366)
Stock issued in conjunction with the acquisition of St. Mary’s Chemicals, Inc.	75,358	3,768	596,232			600,000
Income tax savings from dividends paid on ESOP shares				309,740		309,740
Net and comprehensive income				8,567,699		8,567,699

BALANCE AT OCTOBER 1, 2000	10,417,739	520,887	38,490,313	17,660,026		56,671,226

Cash dividend				(3,090,491)		(3,090,491)
Stock acquired and retired	(168,951)	(8,448)	(624,221)	(788,972)		(1,421,641)
Comprehensive income:
Unrealized loss on investments available for sale					$(192,258)	(192,258)
Net income				7,117,578		7,117,578
Comprehensive income						6,925,320

BALANCE AT SEPTEMBER 30, 2001	10,248,788	$512,439	$37,866,092	$20,898,141	$(192,258)	$59,084,414

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	September 30,	October 1,	October 3,
	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,117,578	$8,567,699	$9,698,642
Reconciliation to cash flows:
Depreciation and amortization	2,727,577	2,259,864	2,099,491
Deferred income taxes	414,641	177,320	(970,950)
Earnings on other assets	(104,386)	(108,643)	(108,745)
Loss (gain) from property disposals	35,901	(4,266)	(256,808)
Changes in operating accounts (requiring) providing cash:
Trade receivables	(601,796)	(281,395)	107,479
Inventories	(3,654,766)	(513,886)	2,437,232
Accounts payable	2,288,150	(25,688)	61,927
Accrued liabilities	602,677	(239,529)	210,786
Other	1,125,169	(137,997)	568,194
Net cash provided by operating activities	9,950,745	9,693,479	13,847,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,056,226)	(7,216,301)	(2,449,894)
Purchase of investments	(800,597)	(2,247,230)	(4,766,585)
Sale of investments	1,032,018	7,638,064	1,885,814
Proceeds from property disposals	93,453	87,618	428,799
Acquisition of St. Mary’s Chemicals, Inc.		(2,700,000)
Payments received on notes receivable	356,106	376,862	427,810
Net cash used in investing activities	(6,375,246)	(4,060,987)	(4,474,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(102,037)	(95,362)	(89,123)
Cash dividends paid	(3,118,722)	(3,109,181)	(2,814,622)
Acquisition and retirement of stock	(1,421,641)	(5,020,366)	(4,888,288)
Net cash used in financing activities	(4,642,400)	(8,224,909)	(7,792,033)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,066,901)	(2,592,417)	1,581,159

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,185,757	4,778,174	3,197,015

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,118,856	$2,185,757	$4,778,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Stock issued in conjunction with the acquisition of St. Mary’s Chemicals, Inc.		$600,000

Cash paid during the year for:
Interest	$33,422	$36,867	$43,106
Income taxes	$2,078,071	$6,071,804	$6,079,339

See accompanying notes to financial statements.

HAWKINS, INC.
NOTES TO FINANCIAL STATEMENTS

1.             NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Hawkins, Inc. (the Company) has two reportable segments: Industrial and Water Treatment.  The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, and plating industries.  In addition, the Industrial segment provides products and services to food manufacturers and processing plants and the pharmaceutical industry.  The Water Treatment segment specializes in providing water and waste-water treatment equipment and chemicals and in helping customers find solutions to system problems.

Fiscal Year - The Company's fiscal year is a 52/53-week year ending on the Sunday closest to September 30.  The fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999 were fifty-two, fifty-two and fifty-three week years, respectively.

Cash Equivalents - Cash equivalents include all liquid debt instruments (primarily cash funds, certificates of deposits, and a money market account) purchased with an original maturity of three months or less.

Investments Available-For-Sale - In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” these investments are carried at fair market value with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive income (loss).  Investments classified as available-for-sale securities consist of mutual funds (19%) and variable rate marketable securities, primarily municipal bonds (71%) and annuity contracts (10%) that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity or changes in the availability or yield of alternative investments.  Gross unrealized losses, primarily within the mutual fund portfolio, were $320,430 as of September 30, 2001.  In fiscal years 2001, 2000 and 1999, proceeds from the sale of investments available-for-sale were $1,032,018, $7,638,064, and $1,885,814, respectively.  Gross realized gains and losses were not material for fiscal years 2001, 2000 and 1999.

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

Intangibles Assets – Intangible assets consist primarily of customer lists, trademarks, and trade names acquired in previous business acquisitions.  The values assigned to the intangible assets are being amortized primarily over 15 years.

Investments Held-To-Maturity - Held-to-maturity securities consist of Minnesota municipal bonds, which the Company has the intent and ability to hold to maturity, and are valued at amortized historical cost, increased for accretion of discounts and reduced by amortization of premiums, computed by the constant-yield method.  Investments held-to-maturity, included within other assets, were $2,146,700 and $2,050,503 at September 30, 2001 and October 1, 2000, respectively.

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

Revenue Recognition - The Company recognizes revenues when transfer of title occurs.

Shipping and Handling – In fiscal 2001, the Company adopted Emerging Issues Task Force (EITF) 00-10, “Accounting for Shipping and Handling Costs.”  EITF 00-10 requires all amounts billed to customers in a sales transaction related to shipping and handling to be classified as sales.  Historically the Company recorded these amounts related to shipping and handling in cost of sales.  Prior period sales and cost of sales have been adjusted for this change, which had no effect on previously reported net income.

Income Taxes - The Company utilizes SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the deferred tax assets and liabilities are recognized based on differences between the financial statements and the tax bases of assets and liabilities using presently enacted tax rates.

Earnings Per Share - Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding.

Reclassifications – Certain reclassifications have been made to the fiscal 2000 and 1999 financial statements to conform to the presentation used in the fiscal 2001 financial statements.  The reclassifications had no effect on shareholders’ equity or net income as previously reported.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, investments available-for-sale and trade receivables.  The Company sells its principal products to a large number of customers in many different industries.  To reduce credit risk, the Company routinely assesses the financial strength of its customers.  The Company invests its excess cash balances in a money market account at a single financial institution.  At September 30, 2001, the Company had deposits in excess of federally insured limits of approximately $1,000,000.

At the end of fiscal 2001, the Company also had an investment portfolio of fixed income securities, excluding $13,256,419 of those classified as cash and cash equivalents and variable rate securities, of $1,491,152.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact on net income or cash flows.

Derivative Instruments and Hedging Activities – In fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation.  Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has no freestanding or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales.  The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Risk and Uncertainties - There are no concentrations of business transacted with a particular customer or supplier nor concentrations of sales from a particular service or geographic area that would severely impact the Company in the near term.

Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 requires the use of the purchase method of accounting for all business combination initiated after June 30, 2001 and all acquisitions dated July 1, 2001 or later.  The Company adopted the provisions of SFAS No. 141 during fiscal 2001.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company will adopt the provisions of SFAS No. 142 for other intangibles and goodwill acquired before June 30, 2001 on the first day of fiscal 2003.  Under SFAS No. 142, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

The Company does not expect the implementation of the SFAS No. 142 to materially impact the Company’s financial statements.  As of September 30, 2001 the Company had net other intangibles assets of $3,486,890.  Amortization expense recorded during fiscal 2001, 2000, and 1999 was $283,485, $136,561 and $63,098, respectively.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company expects to adopt SFAS No. 143 in fiscal 2003.  The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In September 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, to be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively.  The Company expects to adopt SFAS No. 144 in fiscal 2003.  The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

2.             INVENTORIES

Inventories at September 30, 2001 and October 1, 2000 consisted of the following:

	2001	2000

Finished goods (FIFO basis)	$15,697,925	$9,505,795
LIFO reserve	(3,113,202)	(575,838)
Net inventory	$12,584,723	$8,929,957

Inventories valued under the LIFO method for the fiscal years ended September 30, 2001 and October 1, 2000, were approximately $14,422,762 and $8,121,829, respectively.  The balance of the inventory was valued under the FIFO method.

3.             NOTES RECEIVABLE

The Company has three notes receivable related to the sales of Tessman Seed, Inc., land and building, and The Lynde Company.  At September 30, 2001 and October 1, 2000, the net balance outstanding on the notes receivable were $2,413,172 and $2,769,278, respectively.  The current portion of $221,431 and $157,701 at September 30, 2001 and October 1, 2000, respectively, are included within prepaid expenses and other current assets and the remaining balances are included within other assets.  The notes receivable bear interest at 8% and are due in equal monthly installments of $36,204 through September 1, 2010 at which time the remaining unpaid balance of $1,213,163 is due.  The notes receivable are secured by land and building, and a personal guarantee.

4.             LONG-TERM DEBT

Long-term debt at September 30, 2001 and October 1, 2000 is summarized as follows:

	2001	2000

Note payable, due in annual installments to October 2002	$226,003	$328,040
Less current portion	109,180	102,037
Long-term portion	$116,823	$226,003

Long-term debt maturities for the fiscal years subsequent to 2001 are:  2002 - $109,180 and 2003 - $116,823.

5.             SHAREHOLDERS' EQUITY

During fiscal 2001, 2000 and 1999, the Company acquired and retired 168,951, 608,900 and 499,614, shares of common stock, respectively, for $1,421,641, $5,020,366 and $4,888,288, respectively.

6.             LEASES

The Company has various operating leases for land and buildings on which some of its operations are located.  Total rental expense for fiscal 2001, 2000 and 1999 was $172,552, $136,416 and $53,843, respectively.  Future minimum lease payments due under operating leases with an initial term of one year or more at September 30, 2001 are $176,212 in 2002, $176,183 in 2003, $112,416 in 2004, $94,204 in 2005, $94,204 in 2006, and $2,074,040 thereafter.

7.             PENSION AND EMPLOYEE STOCK OWNERSHIP PLANS

The Company has a defined contribution pension plan covering substantially all of its non-union employees.  Pension expense for the years ended September 30, 2001, October 1, 2000 and October 3, 1999 was $870,787, $751,936 and $578,975, respectively.  Beginning in fiscal 2000, the Company's cost for the pension plan is determined as 10% of each employee's covered compensation compared to 7% in prior years.  Amounts charged to pension expense and contributed to union multi-employer pension plans (not included in the above amounts) were not material.  It is the Company's policy to fund all pension costs accrued.

The Company has an employee stock ownership plan covering substantially all of its non-union employees.  Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code.  Contributions for the years ended September 30, 2001, October 1, 2000 and October 3, 1999 were $1,027,828, $787,667 and $1,049,779, respectively.

The Company does not currently offer any post-retirement benefits, deferred stock or stock-based compensation plans.

8.             SPECIAL CHARGES

During fiscal 1999, the Company entered into termination agreements with three former employees and recorded Special Charges in the Statement of Income of $1,112,127.  At September 30, 2001, the Company is required to make future payments to the individuals for periods of 3 months to 4 years.  The present value of the future payments to be paid in fiscal 2002 is included in Other Accruals and the present value of the remaining payments is included in Other Long-term Liabilities.

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

10.           INCOME TAXES

The provisions (benefits) for income taxes for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999 are as follows:

	2001	2000	1999

Federal - current	$2,591,327	$4,094,040	$5,862,780
States - current	632,652	1,240,990	1,415,100
Deferred	414,641	177,320	(970,950)
Total provision	$3,638,620	$5,512,350	$6,306,930

Reconciliation of the provision for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% for the fiscal years ended September 30, 2001, October 1, 2000 and October 3, 1999 are as follows:

	2001	2000	1999

Statutory federal income tax	$3,764,669	$4,928,017	$5,601,950
State income taxes, net of federal deduction	490,750	806,644	919,815
Tax-exempt income	(139,329)	(142,344)	(165,390)
ESOP dividend deduction on allocated shares	(235,902)
Other, net	(241,568)	(79,967)	(49,445)
Total	$3,638,620	$5,512,350	$6,306,930

The tax effects of items comprising the Company's net deferred tax asset (liability) as of September 30, 2001 and October 1, 2000 are as follows:

	2001	2000

Current deferred taxes:
Trade receivables	$130,650	$150,000
Inventory	524,802	908,000
Accruals	302,893	386,960
Total*	$958,345	$1,444,960

Noncurrent deferred taxes:
Gain on sale of The Lynde Company	$(610,643)	$(331,000)
Property basis difference	(254,713)	(606,330)
Unrealized loss on investments	128,172
Total	$(737,184)	$(937,330)

*Included in prepaid expenses and other current assets on the balance sheet.

11.           ST. MARY’S CHEMICALS, INC. ACQUISITION

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

Assets acquired:
Inventory	$36,843
Equipment	12,692
Intangible assets	3,250,465
3,300,000
Common stock issued (75,358 shares)	600,000
Cash consideration paid	$2,700,000

The acquisition was accounted for using the purchase method of accounting.  The operations of Universal Chemicals are included in the Company's statement of income beginning on May 26, 2000.  The pro forma effect of this acquisition on prior periods sales, operating income, and earnings per share were not significant.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions.  The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.  Reportable segments are defined by product and type of customer.  Segments are responsible for the sales, marketing and development of their products and services.  The segments do not have separate accounting, administration, customer service or purchasing functions.

Reportable Segments	Industrial	Water Treatment	Total

2001
Sales	$73,818,768	$34,112,900	$107,931,668
Cost of sales	59,990,184	23,643,897	83,634,081
Gross margin	13,828,584	10,469,003	24,297,587
Operating income	3,850,444	6,204,916	10,055,360

Identifiable assets	$44,622,720	$14,244,584	$58,867,304

2000
Sales	$67,324,400	$30,697,331	$98,021,731
Cost of sales	52,088,658	21,130,897	73,219,555
Gross margin	15,235,742	9,566,434	24,802,176
Operating income	7,526,740	5,509,678	13,036,418

Identifiable assets	$42,710,196	$8,057,357	$50,767,553

1999
Sales	$67,823,960	$28,910,510	$96,734,470
Cost of sales	52,845,755	19,944,545	72,790,300
Gross margin	14,978,205	8,965,965	23,944,170
Operating income	6,902,505	5,166,287	12,068,792

Identifiable assets	$36,763,233	$5,357,446	$42,120,679

Profit Reconciliation	2001	2000	1999

Total income for reportable segments	$10,055,360	$13,036,418	$12,068,792
Unallocated corporate income			2,851,708
Total operating income	$10,055,360	$13,036,418	$14,920,500

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                The information under the captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement is incorporated herein by this reference.

ITEM 11.   EXECUTIVE COMPENSATION.

                The information under the caption "Compensation of Executive Officers and Directors" in the 2002 Proxy Statement is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information under the caption "Security Ownership of Management and Beneficial Ownership" in the 2002 Proxy Statement is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                The information under the captions "Election of Directors" and "Related Party Transactions" in the 2002 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)       FINANCIAL STATEMENTS OF REGISTRANT.

The following financial statements of Hawkins, Inc., are filed as part of this Annual Report on Form 10-K.

Independent Auditors' Report.

Balance Sheets at September 30, 2001 and October 1, 2000.

Statements of Income for the Years Ended September 30, 2001, October 1, 2000, and October 3, 1999.

Statements of Shareholders' Equity for the Years Ended September 30, 2001, October 1, 2000, and October 3, 1999.

Statements of Cash Flows for the Years Ended September 30, 2001, October 1, 2000, and October 3, 1999.

Notes to Financial Statements.

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

Independent Auditors' Report on Schedule.

The following financial statement schedule for the years ended September 30, 2001, October 1, 2000 and October 3, 1999 is included herein.

Schedule II - Valuation and Qualifying Accounts.

(a)(3)       EXHIBITS.

See the Exhibit Index and Exhibits attached as a separate section of this Annual Report on Form 10-K.

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who is a shareholder of the Registrant upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to Hawkins, Inc., 3100 East Hennepin Avenue, Minneapolis, Minnesota, 55413, Attention:  Corporate Secretary.

There are no management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3).

(b)           REPORTS ON FORM 8-K.

None.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on December 20, 2001.

HAWKINS, INC.
By	/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934,this report has also been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 20, 2001.

`

By	/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer, Director

By	/s/ Kurt R. Norman
Kurt R. Norman, President, Director

By	/s/ Dean L. Hahn
Dean L. Hahn, Director

By	/s/ Donald L. Shipp
Donald L. Shipp, Director

By	/s/ Howard M. Hawkins
Howard M. Hawkins, Director

By	/s/ John S. McKeon
John S. McKeon, Director

By	/s/ Duane M. Jergenson
Duane M. Jergenson, Director

By	/s/ G. Robert Gey
G. Robert Gey, Director

By	/s/ Daryl I. Skaar
Daryl I. Skaar, Director

By	/s/ Marvin E. Dee
Marvin E. Dee, Chief Financial Officer,
Vice President, Secretary, Treasurer

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

We have audited the financial statements of Hawkins, Inc. (the Company) as of September 30, 2001 and October 1, 2000, and for each of the three years in the period ended September 30, 2001, and have issued our report thereon dated December 6, 2001; such report is included elsewhere in this Form 10-K.  Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2).  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

December 6, 2001

SCHEDULE II

HAWKINS, INC.
VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2001, OCTOBER 1, 2000 AND OCTOBER 3, 1999

		Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	to Other	Deductions	Balance at
Description	of Year	Expenses	Accounts	Write-Offs	End of Year

Reserve deducted from asset to which it applies - allowance for doubtful accounts:

YEAR ENDED: September 30, 2001	$377,000	$70,803		$112,803	$335,000

YEAR ENDED October 1, 2000	$380,000			$3,000	$377,000

YEAR ENDED: October 3, 1999	$378,726	$131,771		$130,497	$380,000

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Method of Filing

3.1*	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001.	Filed herewith electronically

3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995.	Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended October 1, 1995.

4	See Exhibits 3.1 and 3.2 above.

10.1	Asset purchase agreement dated May 26, 2000 among St. Mary’s Chemicals, Inc., its shareholders, and Registrant.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

23.1*	Independent Auditor's Consent.	Filed herewith electronically

* Denotes previously unfiled documents.