Form 10-Q
period 2001-12-31
HAWKINS CHEMICAL INC
filed 2002-02-14
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-7647

HAWKINS, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0771293
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3100 EAST HENNEPIN AVENUE, MINNEAPOLIS, MINNESOTA 55413
(Address of principal executive offices) Zip Code

(612) 331-6910
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES      ☒         NO       ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT February 8, 2002
Common Stock, par value $.05 per share	10,216,688

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	DECEMBER 31, 2001 (UNAUDITED)	SEPTEMBER 30, 2001 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,465,820	$1,118,856
Investments available-for-sale	8,127,862	11,482,015
Trade receivables-net	10,078,541	12,212,402
Inventories	12,026,444	12,584,723
Prepaid expenses and other current assets	1,995,258	1,268,522

Total current assets	33,693,925	38,666,518

PROPERTY, PLANT AND EQUIPMENT-net	28,146,184	28,170,117

INTANGIBLE ASSETS-net	3,416,019	3,486,890

OTHER ASSETS	4,475,326	4,544,596

	$69,731,454	$74,868,121
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,856,341	$7,294,730
Current portion of long-term debt	116,823	109,180
Dividends payable		1,537,805
Other current liabilities	3,899,064	5,576,280

Total current liabilities	7,872,228	14,517,995

LONG-TERM DEBT		116,823

DEFERRED INCOME TAXES	973,500	737,184

OTHER LONG-TERM LIABILITIES	382,422	411,705

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; issued and outstanding, 10,216,688 and 10,248,788 shares, respectively	510,834	512,439
Additional paid-in capital	37,747,492	37,866,092
Accumulated other comprehensive loss	(142,182)	(192,258)
Retained earnings	22,387,160	20,898,141

Total shareholders’ equity	60,503,304	59,084,414

	$69,731,454	$74,868,121

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED DECEMBER 31
	2001	2000
	(UNAUDITED)
Sales	$25,210,631	$24,256,916

Cost of sales	19,251,256	19,181,880

Gross margin	5,959,375	5,075,036

Selling, general and administrative expenses	3,510,094	3,120,902

Income from operations	2,449,281	1,954,134

Interest income	127,200	255,968

Interest expense	(3,877)	(5,724)

Income before income taxes	2,572,604	2,204,378

Provision for income taxes	952,000	864,000

Net income	$1,620,604	$1,340,378

Weighted average number of shares outstanding	10,222,145	10,408,095

Earnings per share — basic and diluted	$0.16	$0.13

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED DECEMBER 31
	2001	2000
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,620,604	$1,340,378
Depreciation and amortization	726,529	588,893
Deferred income taxes	191,648	35,000
Trade receivables	2,133,861	8,548
Inventories	558,279	126,659
Accounts payable	(3,438,389)	631,911
Other liabilities	(1,706,499)	(1,392,482)
Other	(746,597)	472,534

Net cash (used in) provided by operating activities	(660,564)	1,811,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(631,725)	(2,011,065)
Purchases of investments	(51,103)	(144,363)
Sale of investments	3,500,000	—
Payments received on notes receivable	89,131	74,954

Net cash provided by (used in) investing activities	2,906,303	(2,080,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,537,805)	(1,566,036)
Acquisition and retirement of stock	(251,790)	(248,651)
Debt repayment	(109,180)	(102,037)

Net cash used in financing activities	(1,898,775)	(1,916,724)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	346,964	(2,185,757)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,118,856	2,185,757

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,465,820	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$17,653	$24,729

Cash paid for income taxes	$457,500	$110,000

See accompanying notes to condensed financial statements.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, previously filed with the Securities Exchange Commission. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 filed with the Commission on December 21, 2001.

2.

In December 2001, the Company’s Board of Directors approved a change in the Company’s fiscal year end to a 52/53-week year ending on the Sunday closest to March 31 from a 52/53-week fiscal year ending on the Sunday closest to September 30.  The change in year-end will better match the Company’s annual reporting process to its natural business cycles.  As a result of the changing fiscal year end, the Company will report its results of operations and financial condition for its interim quarter ended December 31, 2001 on Form 10-Q and for the six-month interim transitional period ending on March 31, 2002 on Form 10-K.  In the future, the Company will report its results of operations and financial condition for the fiscal quarters ending June 30, September 30, and December 31 of each fiscal year, and for its fourth quarter and fiscal year ending on March 31.

3.

The results of operations for the period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the six-month interim transitional period ending on March 31, 2002.

4.

Inventories, principally valued by the LIFO method, are less than current cost by approximately $2,000,000 at December 31, 2001. Inventory consists principally of finished goods. The Company expects that with its change to a March 31 year-end that it will significantly reduce the difference between the LIFO and FIFO inventory valuations.

5.	During the three months ended December 31, 2001, the Company acquired and retired 32,100 shares of common stock for $251,790.

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

In July 2001, the Financial Accounting Standards Board (FASB) also issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company will adopt the provisions of SFAS No. 142 for other intangibles and goodwill acquired before June 30, 2001 on the first day of fiscal 2003.    Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  The Company does not expect the implementation of SFAS No. 142 to materially impact the Company’s financial statements.  As of December 31, 2001 the Company had net intangible assets of $3,416,019 and amortization expense during the three month period ended December 31, 2001 was approximately $71,000.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company expects to adopt SFAS No. 143 in fiscal 2004.  The Company has not yet determined the impact of SFAS No. 143 on its financial statements.

In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions.”  SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, are to be applied prospectively.  The Company expects to adopt SFAS No. 144 in fiscal 2003.  The Company has not yet determined the impact of SFAS No. 144 on its financial statements.

7.

The Company has two reportable segments: Industrial and Water Treatment. Reportable segments are defined by product and type of customer.  Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions.

REPORTABLE SEGMENTS	INDUSTRIAL	WATER TREATMENT	TOTAL
THREE MONTHS ENDED DECEMBER 31, 2001
Sales	$18,133,405	$7,077,226	$25,210,631
Gross margin	3,980,546	1,978,829	5,959,375
Income from operations	1,392,476	1,056,805	2,449,281

THREE MONTHS ENDED DECEMBER 31, 2000
Sales	$17,770,403	$6,486,513	$24,256,916
Gross margin	3,087,399	1,987,637	5,075,036
Income from operations	826,125	1,128,009	1,954,134

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE INFORMATION CONTAINED IN THIS FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING INFORMATION OR STATEMENTS INCLUDE STATEMENTS ABOUT THE FUTURE OF THE INDUSTRIES REPRESENTED BY OUR OPERATING GROUPS, STATEMENTS ABOUT OUR FUTURE BUSINESS PLANS AND STRATEGIES, THE TIMELINESS OF PRODUCT INTRODUCTIONS AND DELIVERIES, EXPECTATIONS ABOUT INDUSTRY AND MARKET GROWTH DEVELOPMENTS, EXPECTATIONS ABOUT OUR GROWTH AND PROFITABILITY AND OTHER STATEMENTS THAT ARE NOT HISTORICAL IN NATURE. MANY OF THESE STATEMENTS CONTAIN WORDS SUCH AS “MAY”, “WILL”, “BELIEVE”, “INTEND”, “ESTIMATE”, OR “CONTINUE” OR OTHER SIMILAR WORDS.

THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING DEMAND FROM MAJOR CUSTOMERS, COMPETITION, CHANGES IN PRODUCT OR CUSTOMER MIX OR REVENUES, CHANGES IN PRODUCT COSTS AND OPERATING EXPENSES AND OTHER FACTORS DISCLOSED THROUGHOUT THIS REPORT. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY’S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND CASH FLOWS.

OPERATIONS

Sales increased $953,715, or 3.9%, in the three months ended December 31, 2001 as compared to the first quarter of fiscal 2001.  The Industrial segment had an increase of $363,002 in the three months ended December 31, 2001 compared to the first quarter of fiscal 2001.  This increase was mainly attributable to volume increases across several product lines.  The Water Treatment segment had a sales increase of $590,713 in the three months ended December 31, 2001 as compared to the first quarter of fiscal 2001.  This increase is due primarily to increased sales volumes, and to a lesser extent, selling price increases.

The gross margin, as a percentage of sales, for the three months ended December 31, 2001 was 23.6% compared to 20.9% for the same period one year ago.  For the Industrial segment, gross margin, as a percentage of sales, was 22.0% for the three months ended December 31, 2001 compared to 17.4% for the first quarter of fiscal 2001.  This increase is mainly due to the reduction in the cost and selling price of caustic soda from last year to this year and the Company being on the LIFO method of valuing inventories.  During the first quarter of fiscal 2001, caustic soda prices were rising but competitive conditions prevented raising selling prices to the replacement cost of the product.  During the three-month period ended December 31, 2001, prices started a downward trend resulting in a positive impact on gross margin.  The demand for this product does not fluctuate materially as the cost and selling price increases or decreases.  Gross margin, as a percentage of sales, for the Water Treatment segment was 28.0% in the three months ended December 31, 2001 compared to 30.6% for the first quarter of fiscal 2001.  The decrease is primarily attributable to additional costs associated with the new Red Rock facility in St. Paul, Minnesota.

Selling, general and administrative expenses, as a percentage of sales, were 13.9% for the three month period ended December 31, 2001 compared to 12.9% for the same period one year ago, representing an increase of $389,192 over the prior period.  The increases were mainly due to increased employee compensation and benefits associated with the hiring of personnel within both the Industrial and Water Treatment segments and increased operating costs.  Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.  Most of the remaining expenses in this category are fixed in nature and vary only slightly with sales fluctuations.

Income from operations increased by $495,147 in the three month period ended December 31, 2001 compared to the first quarter of fiscal 2001.  The increase is mainly due to the aforementioned reductions in caustic soda prices and to sales volume increases, partially offset by increased operating costs in both the cost of sales and the selling, general and administrative areas due to investments in infrastructure necessary to support the Company’s long-term strategic growth plans, including efforts to expand into new markets.

INTEREST INCOME

Interest income decreased by $128,768 for the three-month period ended December 31, 2001, compared to the same period one year ago. The decrease is due to the Company having less cash available for investment and to a lower rate of return on investments.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended December 31, 2001, cash used in operations was $660,564 compared to cash provided by operations of $1,811,441 for the same period one year ago.  This decrease was due mainly to changes in certain current asset and liability accounts discussed in the paragraph below.  During the three months ended December 31, 2001, the Company invested $631,725 in property and equipment additions, which included approximately $270,000 for miscellaneous projects at the new Red Rock facility in St. Paul, Minnesota, which opened during the first quarter of fiscal 2001.

Accounts payable decreased during the three-month period ended December 31, 2001 by $3,438,389.  This trend is typical for the Company as inventories purchased in the prior quarter are paid for in the current quarter.  Accounts receivable decreased due to the seasonality of sales.  The Company did not issue any securities during the three month period ended December 31, 2001.

Through open market purchases, the Company acquired and retired 32,100 shares of common stock for an aggregate of $251,790 during the three-month period ended December 31, 2001.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio puts it in a position to obtain debt financing on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents include all liquid debt instruments (primarily cash funds, certificates of deposit and a money market account) purchased with an original maturity of three months or less.  Investments classified as available-for-sale securities consist of insurance contracts and variable rate marketable securities (primarily municipal bonds and annuity contracts) and mutual funds that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity or changes in the availability or yield of alternative investments.  These securities are carried at fair value.

Other than as discussed above, management is not aware of any matters that have materially affected the three months ended December 31, 2001, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

MARKET RISK

At December 31, 2001, the Company had an investment portfolio of fixed income securities of $1,504,564 and mutual funds of $2,294,156, excluding $7,963,155 of those classified as cash and cash equivalents and variable rate securities.  The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.  The Company intends to hold the mutual funds and does not anticipate a need to liquidate its investments and therefore would not expect a material adverse impact on net income or cash flows or the amount ultimately realized on the investment.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company will adopt the provisions of SFAS No. 142 for other intangibles and goodwill acquired before June 30, 2001on the first day of fiscal 2003.  Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  The Company does not expect the implementation of SFAS No. 142 to materially impact the Company’s financial statements.  As of December 31, 2001 the Company had net intangible assets of $3,416,019 and amortization expense during the three-month period ended December 31, 2001 was approximately $71,000.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company expects to adopt SFAS No. 143 in fiscal 2004.  The Company has not yet determined the impact of SFAS No. 143 on its financial statements.

In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions.”  SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, are to be applied prospectively.  The Company expects to adopt SFAS No. 144 in fiscal 2003.  The Company has not yet determined the impact of SFAS No. 144 on its financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, the Company was not involved in any pending legal proceedings other than ordinary routine litigation incidental to its business, except as follows:

LYNDE COMPANY WAREHOUSE FIRE. The settlement agreement (the “Settlement Agreement”) relating to the class action, DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY (“Cooksey”), brought in March 1995 against the Company and its former subsidiary, for damages alleged to be caused by a fire at an office/warehouse facility used by the former subsidiary, was approved by the court on January 30, 1998. Pursuant to the Settlement Agreement, the Company agreed to pay certain of the plaintiffs’ costs and expenses as well as certain compensation to the class. Three claimants remain who have not yet resolved their claims under the Settlement Agreement. The Company anticipates that the defense and payment of these remaining claims, which are subject to arbitration, will be covered by its umbrella insurer.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits.

             None.

(b)        Reports on Form 8-K.

             On January 9, 2002, the Company filed a Form 8-K, dated December 13, 2001, with the Securities and Exchange Commission reporting under Item 8 the Company’s change in fiscal year.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By	/s/ Marvin E. Dee

Marvin E. Dee, Vice President, Chief
Financial Officer, Secretary, Treasurer
Dated: February 14, 2002