Form 10-KT
period 2002-03-31
HAWKINS INC
filed 2002-06-27
CIK 46250

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KT

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2001 to March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT   ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant on May 31, 2002, was $73,634,804 (based upon the last reported sale price on that date as reported by The Nasdaq Stock Market), excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant's Employee Stock Ownership Plan and Trust.  The number of shares outstanding of the Registrant's common stock on May 31, 2002 was 10,216,688.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-KT incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Six-Month Transitional Period Ended March 31, 2002 Meeting of Shareholders to be held August 14, 2002.

CAUTIONARY STATEMENT REGARDING

FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The future results of the Company, including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements.  Forward-looking statements, by their nature, involve substantial risks and uncertainties.

PART I

ITEM 1.                 BUSINESS.

(a)           GENERAL DEVELOPMENT OF THE BUSINESS.  The Company was incorporated in Minnesota in 1955.  In fiscal 1998, the Company combined three of its former subsidiaries, Feed-Rite Controls, Inc., Mon-Dak Chemical, Inc., Dakota Chemical, Inc. and its Arrowhead Chemical Division together to form a single wholly-owned subsidiary known as Hawkins Water Treatment Group, Inc. (HWTG).  In fiscal 1999, the Company merged HWTG into the Company.  During fiscal 2000, the Company acquired certain assets of St. Mary’s Chemicals, Inc. (discussed more fully in paragraph (i) below).  In fiscal 2001, the Company changed its corporate name to Hawkins, Inc., reflecting the fact the Company has expanded its original business from the distribution of chemicals.

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

(c)           NARRATIVE DESCRIPTION OF THE BUSINESS.

(i)            PRODUCTS AND MARKETS.  The Company’s business is conducted in its two segments, Water Treatment and Industrial, which are more fully described below:

(A)          WATER TREATMENT.  The Water Treatment segment specializes in providing water and wastewater treatment equipment and chemicals, as well as helping customers find solutions to systems problems in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska, Illinois, Michigan, Montana and Wyoming.  It also distributes the Company’s products to its customers.  The Water Treatment operations in the Minneapolis/St. Paul area relocated to a new 59,000 square-foot facility, “the Red Rock facility,” in December 2000.  The Red Rock facility, located on the Mississippi River in St. Paul, Minnesota, has improved operational efficiencies, as the Water Treatment operations are now located at the facility where several key products are produced and the consolidated warehouse space has reduced the amount of time required to load trucks between deliveries.

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

The Industrial segment receives, stores and distributes various chemicals in bulk, including liquid caustic soda, phosphoric acid and aqua ammonia; manufactures sodium hypochlorite (bleach); repackages liquid chlorine; and performs custom blending of certain chemicals for customers according to customer formulas.  The Industrial segment operates liquid caustic soda barge terminals to receive shipments during the period the Mississippi River is open to barge traffic (approximately April 1 through November 15).  During the remainder of the year the Company relies on stockpiles, as well as supplies shipped in by railroad tank car.  Approximately 80% of the terminal operations business is related to liquid caustic soda.  Pursuant to operating agreements it has with other chemical companies, the Company also receives, stores and ships liquid caustic soda and other chemicals at the Hawkins “Terminal 1” location and its “Terminal 2” site, which is located across the river and downstream from Terminal 1.  The chlorine repackaging and bleach manufacturing operations, formerly located at Terminal 1, were moved to the Red Rock facility during fiscal 2001.

Since 1963, flooding of the Mississippi River has required the Company’s Terminal operations to be temporarily shifted out of its buildings four times, the most recent being in the spring of 2001.  From approximately April 12, 2001 to May 8, 2001, the areas around the terminals were flooded, preventing shipments to and from these locations.  The terminals themselves were not flooded as the facilities were adequately protected by dikes.  Additionally, the high water interrupted barge traffic on the Mississippi River and no caustic soda barges were received from the closing of the river in the fall of 2000 until the end of May 2001.  No substantial interruptions to sales resulted from the flooding as trucks and railroad tank cars were used as an alternative means of supply.  However, the Company incurred additional shipping, labor, and other costs and was not able to pass through all of these costs to its customers.  This had a negative impact on earnings in the third quarter of fiscal 2001 of approximately $200,000.  No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the Company’s operations in the future from flooding.  In September 2001, a 1.5 million gallon caustic soda storage tank was completed at the Red Rock facility allowing it to serve as an additional terminal for bulk chemicals.  Historically, the property on which the Red Rock facility is located has not been subject to flooding when Terminals 1 and 2 were not usable due to high water and the facility was not affected by the flooding in 2001.  The Company expects the impact of future flooding, if any, will be reduced as the new Red Rock facility is expected to allow the Company to continue normal shipping to customers during periods of high water levels.

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

On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary's Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers.  On May 26, 2000, the Company also entered into a five-year employment agreement with one of the previous owners and consulting agreements with the other two previous owners of Universal Chemicals.  The employment agreement and consulting agreements contain performance bonuses and non-compete provisions.  The agreements are based on Universal Chemicals’ operating results, as defined, for five years after the acquisition date and has a maximum payout of $3,520,000.  The non-compete provisions extend for a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals’ operating results, as defined in the agreements, for five years after the termination date.

(ii)           NEW PRODUCTS.  The Company did not have any significant new products during the six-month transitional period from October 1, 2001 to March 31, 2002.

(iii)          RAW MATERIALS.  The Company’s segments have approximately 300 suppliers, including many of the major chemical producers in the United States, of which approximately 20 account for a majority of the Company’s purchases.  The Company’s segments typically have written distributorship agreements or supply contracts with its suppliers that are renewed from time to time.  Although there is no assurance that any contract or understanding with any supplier will not be terminated in the foreseeable future, most of the basic chemicals purchased can be obtained from alternative sources should existing relationships be terminated.

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

(v)           SEASONAL ASPECTS.  The Water Treatment segment has historically experienced higher sales during the April to September timeframe, which is due primarily to an increase in chemicals used by municipal water treatment facilities.

(vi)          WORKING CAPITAL ITEMS.  As a bulk distributor of chemicals, the Company is required to carry significant amounts of inventory to meet rapid delivery requirements of customers.  Working capital requirements vary on a seasonal basis as a result of the seasonality of the water treatment business.

(vii)         DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS.  No one customer represents more than approximately five percent of the Company’s sales, but the loss of its five largest customers could have a material adverse effect on the Company’s results of operations.  Additionally, no one customer represents 10% or more of either the Water Treatment segment or Industrial segment sales.

(viii)        BACKLOG.  Backlog is not material to an understanding of the Company’s business.

(ix)           GOVERNMENT CONTRACTS.  No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of any state or federal governmental subdivision or agency.

(x)            COMPETITIVE CONDITIONS.  The Company operates in a competitive industry and competes with producers, distributors and sales agents offering chemicals equivalent to all of the products handled by the Company.  Many such producers and distributors have substantially more business and are substantially larger than the Company.  No one competitor, however, is dominant in the Company’s market.  Price and service are the principal factors affecting competition in the industry.

(xi)           RESEARCH AND DEVELOPMENT.  The Company does not have a formal research and development function.  Employees are assigned to research and development projects as the need arises.  During the six-month transitional period from October 1, 2001 to March 31, 2002, expenditures for research and development were negligible and not material to the Company’s business.

(xii)          ENVIRONMENTAL MATTERS.  The Company is primarily a compounder and distributor, rather than a manufacturer, of chemical products.  As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Company.  The Company does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal 2003.

(xiii)         EMPLOYEES.  The number of persons employed by the Company as of March 31, 2002 was 200.

(d)           FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.  Because the Company deals primarily in one geographic area of the United States, a breakdown of sales, profitability or assets attributable to different geographic areas is not meaningful to an understanding of the Company's business.

ITEM 2.                 PROPERTIES.

The Company owns its principal location, which consists of approximately 11 acres of land in Minneapolis, Minnesota, with six buildings containing a total of 160,000 square feet of office and warehouse space.  The Company’s principal office is located in one of these buildings, at 3100 East Hennepin Avenue.  The other buildings house the rest of the Company’s operations.  As of the date hereof, the Company has installed sprinkler systems in substantially all of its warehouse facilities for fire protection.  The Company carries insurance covering the replacement of property damaged by fire or flood.

As noted above, in December 2000 the Company completed the new Red Rock facility, which consists of a 59,000 square foot building located on approximately 10 acres of land.  This facility has outside storage capacity of approximately 1.5 million gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals.  The land is leased from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the annual tonnage unloaded at the site through May 31, 2029.  The basic rent and annual tonnage rent are to be renegotiated every five years beginning June 1, 2004.

In addition to the facilities described above, the Company’s other facilities are described below.  These facilities, together with those described above, are adequate and suitable for the purposes they serve.  Unless noted, each facility is owned and is fully utilized by the Company.

Segment	Location	Primary Use	Approx. Square Feet

Industrial	St. Paul, MN (1)	Office, Warehouse and Garage	32,000
	St. Paul, MN (2)	Office	3,000
Water Treatment	Fargo, ND (3)	Office and Warehouse	22,800
	Fond du Lac, WI (4)	Warehouse	20,300
	Washburn, ND	Office and Warehouse	14,000
	Billings, MT	Office and Warehouse	6,000
	Sioux Falls, SD (5)	Warehouse	18,000
	Rapid City, SD	Warehouse	3,600
	Willow Springs, IL (2)	Warehouse	2,000
	Superior, WI	Office and Warehouse	17,000
	Slater, IA	Warehouse	8,700
	Lincoln, NE (2)	Office and Warehouse	5,400

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

ITEM 3.                 LEGAL PROCEEDINGS.

As of the date of this filing, the Company is not involved in any pending legal proceeding other than ordinary routine litigation incidental to their business, except as follows:

LYNDE COMPANY WAREHOUSE FIRE.  Only one claimant remains under the settlement agreement reached  in connection with the class action, DONNA M. COOKSEY, ET AL. V. HAWKINS CHEMICAL, INC. AND THE LYNDE COMPANY (Cooksey), brought in March 1995 against the Company and its former subsidiary, for damages alleged to be caused by a fire at an office/warehouse facility used by the former subsidiary.  The maximum amount of damages this claimant may recover is $75,000.  Because this amount is not material and the Company expects any amounts awarded to this claimant to be covered by its umbrella insurer, the Company does not plan to make any further updates regarding this action in subsequent quarterly or annual reports.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the shareholders of the Company was held on February 13, 2002.

The following is a tabulation of the results of votes cast on the matters voted upon at the annual meeting of the shareholders:

PROPOSAL 1:       Election of Directors.  All of management's nominees for director were elected with the following votes:

	For	Against	Withheld	Abstain	Broker Non-votes
John R. Hawkins	10,032,673	0	159,713	0	0

Kurt R. Norman	9,938,968	0	253,418	0	0

Dean L. Hahn	10,057,347	0	135,039	0	0

Donald L. Shipp	10,029,085	0	163,301	0	0

Howard M. Hawkins	10,119,560	0	72,826	0	0

John S. McKeon	10,057,035	0	135,351	0	0

Duane M. Jergenson	10,060,757	0	131,629	0	0

G. Robert Gey	10,060,757	0	131,629	0	0

Daryl I. Skaar	10,026,054	0	166,332	0	0

ITEM 4A.              EXECUTIVE OFFICERS OF THE COMPANY.

The executive officers of the Company, their ages and offices held, as of May 31, 2002 are set forth below:

Name	Age	Office

John R. Hawkins	50	Chairman of the Board and Chief Executive Officer

Kurt R. Norman	46	President and Chief Operating Officer

Marvin E. Dee	53	Vice President, Chief Financial Officer, Secretary, and Treasurer

Keenan A. Paulson	52	Vice President - Water Treatment Group

John R. Sevenich	44	Vice President - Manufacturing and Specialty Products

Daniel E. Soderlund	39	Vice President - Pharmaceuticals

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

PART II

ITEM 5.                 MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Quarterly Stock Data	High	Low

Fiscal 2002
2nd Quarter	$9.650	$8.370
1st Quarter	8.900	7.150

Fiscal 2001
4th Quarter	$8.900	$7.080
3rd Quarter	9.688	8.140
2nd Quarter	10.250	8.375
1st Quarter	8.750	6.625

Fiscal 2000
4th Quarter	$8.063	$7.250
3rd Quarter	8.375	7.063
2nd Quarter	8.625	7.625
1st Quarter	8.875	7.625

Cash Dividends	Declared	Paid

Fiscal 2003
1st Quarter		$.15

Fiscal 2002
2nd Quarter	$.15
1st Quarter		$.15

Fiscal 2001
4th Quarter	$.15
3rd Quarter		$.15
2nd Quarter	$.15
1st Quarter		$.15

Fiscal 2000
4th Quarter	$.15
3rd Quarter		$.17
2nd Quarter	$.17
1st Quarter		$.12

The common stock of Hawkins, Inc. trades on the NASDAQ National Market System under the symbol “HWKN.” The price information represents closing sale prices reported in the NASDAQ/NMS Monthly Statistical Report.

As of March 31, 2002, there were approximately 700 shareholders of record of the Company’s common stock.  Additionally, the Depository Trust Company, the principal central securities depository in the United States, held the shares of approximately 1,400 shareholders that were counted as owned by one holder.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA TABLES

Fiscal Year	Six Months Ended March 31, 2002 (1)	Six Months Ended March 31, 2001	Fiscal Years Ended September 30 (1)
			2001	2000	1999	1998	1997

Sales	$49,868,179	$50,409,638	$107,931,668	$98,021,731	$96,734,470	$95,860,765	$88,652,642

Net income	3,083,771	2,588,668	7,117,578	8,567,699	9,698,642	8,213,869	7,790,487

Basic and diluted earnings per common share	.30	.25	.69	.81	.87	.71	.67

Cash dividends declared per common share	.15	.15	.30	.32	.27	.20	.18

Cash dividends paid per common share	.15	.15	.30	.29	.25	.19	.16

Total assets	71,487,133	69,495,457	74,868,121	69,894,520	68,999,827	66,535,475	63,652,616

Long-term debt		116,823	116,823	226,003	328,040	423,402	512,525

(1)           The Company changed its fiscal year end from the Sunday closest to September 30 to the Sunday closest to March 31, beginning after a six-month transitional period ending on March 31, 2002.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition - General.”

ITEM 7.                                                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Report on Form 10-KT for the six-month transitional period ended March 31, 2002 includes forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve a number of risks and uncertainties, including demand from major customers, competition, changes in product or customer mix or revenues, changes in product costs and operating expenses, and other factors disclosed throughout this Report on Form 10-KT for the six-month transitional period ended March 31, 2002 and the Company's other filings with the Securities and Exchange Commission.  The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.  The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and uncertainties that may affect the Company's financial condition, results of operations or cash flows.

GENERAL

In December 2001, the Company changed its fiscal year end to a 52/53-week year ending on the Sunday closest to March 31 from a 52/53-week fiscal year ending on the Sunday closest to September 30.  The change in year-end will better match the Company’s annual reporting process to its natural business cycles.  This change resulted in a six-month transitional period ending March 31, 2002.  This discussion compares the six-month transitional period ended March 31, 2002 with the first six months of fiscal 2001 and the Company’s fiscal 2001 (ended September 30, 2001) with fiscal 2000 (ended October 1, 2000) and fiscal 1999 (ended October 3, 1999).

OVERALL SUMMARY

Sales during the six-month transitional period ended March 31, 2002 decreased 1.1% to $49,868,179 from $50,409,638 during the six months ended March 31, 2001.  Net income for the six-month transitional period ended March 31, 2002 increased to $3,083,771, or $0.30 per share, compared to $2,588,668, or $0.25 per share during the six months ended March 31, 2001.  The increase in net income was primarily due to the LIFO method of valuing inventories (see Gross Margin discussion below) and to tighter controls on operating costs.  Return on average shareholders' equity was 10.5% for the six-month transitional period ended March 31, 2002, compared to 9.3% for the six months ended March 31, 2001.  Book value per share at March 31, 2002 was $5.91 compared to $5.77 at September 30, 2001.

SALES

For the six-month transitional period ended March 31, 2002 sales decreased $541,459, a 1.1% decrease in comparison to the six months ended March 31, 2001, due to a decrease of $1,339,502 (3.6%) in Industrial segment sales that was partially offset by an increase of $798,043 (6.0%) in Water Treatment segment sales.  The Industrial segment decrease is mainly due to decreases in both the selling price and volumes of caustic soda sold and to an economic downturn in the telecommunications and circuit board industries.  The Water Treatment segment increase is due mainly to an increase in volumes of products sold.

For the fiscal year ended September 30, 2001, sales increased $9,909,937, a 10.1% increase from the fiscal year ended October 1, 2000, due to an increase of $6,494,368 (9.6%) in Industrial segment sales and an increase of $3,415,569 (11.1%) in Water Treatment segment sales.  The Industrial segment increase was mainly due to an increase in the selling price of caustic soda and volume increases in other product lines, which were partially offset by a decrease in the volume of caustic soda sold.  The Water Treatment segment increase is due mainly to an increase in volumes of products sold.

For the year ended October 1, 2000, sales increased $1,287,261, a 1.3% increase from the fiscal year ended October 3, 1999, due to an increase of $1,786,821 in Water Treatment segment sales partially offset by a decrease of $499,560 in Industrial segment sales.  The Water Treatment segment increase is due to an increase in volumes of products sold.  The Industrial segment decrease is due to a decrease in the selling price of caustic soda partially offset by an increase in volume of caustic soda sold and the majority of other products sold in this segment.

GROSS MARGIN

Gross margin, as a percentage of sales, was 23.1% for the six-month transitional period ended March 31, 2002 compared to 20.7% for the six-month period ended March 31, 2001 and was 22.5%, 25.3%, and 24.8% for the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, respectively.  The gross margin variations are due to a number of variables in both segments as explained below.

Gross margin, as a percentage of sales, for the Industrial segment was 21.4% for the six-month transitional period ended March 31, 2002 and 17.3% for the six-month period ended March 31, 2001 and was 18.7%, 22.6%, and 22.1% for the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, respectively.  The increase for the six-month transitional period ended March 31, 2002 was primarily due to the negative effects in the prior year of the combination of the Company valuing inventory using the LIFO method, rising caustic soda prices and large quantities of inventory on hand at the beginning of the period.

The decrease in gross margin for the fiscal year ended September 30, 2001 compared to the fiscal year ended October 1, 2000 was primarily due to the cost of caustic soda, which began to increase at the beginning of the fiscal year ended September 30, 2001 and continued to increase during the first eight months of the fiscal year.  Due to the large quantities of caustic soda that the Company had on hand at the beginning of fiscal 2001 and because of the LIFO method of valuing inventories, this increase negatively impacted gross margins.  The Company implemented caustic soda price increases during the year; however market pressures prevented the Company from recovering all of the increased caustic soda costs.  Additionally, an increase over the prior year in the volume of caustic soda in the year-end inventory combined with the increase in cost of caustic soda resulted in an increase in the LIFO reserve, all of which negatively affected earnings by $1.4 million or $.14 per share.  The Company attempts to maintain relatively constant dollar margins as the cost of this product line increases and decreases.  The cost of this product is normally subject to fluctuations, which are expected to continue in future periods.  By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.  The fiscal year ended October 1, 2000 increase over the fiscal year ended October 3, 1999 was due to the Company’s ability to maintain relatively constant profit margins as caustic soda costs were decreasing.  The Company has also generally been able to, and expects to continue to, adjust its selling price as the cost of materials and other expenses changes.

Gross margin, as a percentage of sales, for the Water Treatment segment was 27.6% for the six-month transitional period ended March 31, 2002 and 30.2% for the six-month period ended March 31, 2001 and was 30.7%, 31.2%, and 31.0% for the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, respectively.  The six-month transitional period ended March 31, 2002 decrease in comparison to the six-month period ended March 31, 2001 and the decrease for the fiscal year ended September 30, 2001 in comparison to the fiscal year ended October 1, 2000 were attributable to the aforementioned changes in caustic soda costs and additional costs associated with the new Red Rock facility.  The fiscal year ended October 1, 2000 gross margin was comparable to the fiscal year ended October 3, 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 4.3% in the six-month transitional period in comparison to the six-month period ended March 31, 2001 and increased 21.0% and 9.3% in the fiscal years ended September 30, 2001 and October 1, 2000, respectively over the previous years.  These increases are primarily attributable to the Company’s investment in infrastructure necessary to support future sales increases as well as a larger, more geographically dispersed organization.  The six-month transitional period increase over the six months ended March 31, 2001 was primarily attributable to increases in sales staff and insurance expense.  The fiscal year ended September 30, 2001 increase over the fiscal years ended October 1, 2000 and October 3, 1999 was mainly due to increases in the sales staff, consulting fees, amortization of intangibles related to the acquisition of Universal Chemicals, and to employee benefits costs.

INTEREST INCOME

Interest income decreased $237,714 in the six-month transitional period ended March 31, 2002 versus the six-month period ended March 31, 2001 and decreased $346,706 in the fiscal year ended September 30, 2001 as compared to the previous fiscal year ended October 1, 2000, and decreased $48,116 in the fiscal year ended October 1, 2000 as compared to the previous fiscal year ended October 3, 1999, due to less cash available for investment and a lower rate of return on the Company’s cash equivalents and available for sale securities which consist primarily of money market accounts, mutual funds, commercial paper, and annuity contracts.

PROVISION FOR INCOME TAXES

The effective income tax rate was 36.2% for the six-month transitional period ended March 31, 2002 versus 39.2% for the six- month period ended March 31, 2001.  The effective income tax rate was 33.8% for the fiscal year ended September 30, 2001, 39.2% for the fiscal year ended October 1, 2000, and 39.4% for the fiscal year ended October 3, 1999.  The six-month transitional period and fiscal year ended September 30, 2001 and October 1, 2000 decreases were due to changes in state apportionment factors and a deduction for dividends paid on allocated shares held in the Employee Stock Ownership Plan and Trust.

SELECTED QUARTERLY FINANCIAL DATA

	Six-Month Transitional Period Ended March 31, 2002(1)
	First Quarter	Second Quarter

Sales	$25,210,631	$24,657,548
Gross margin	5,959,375	5,576,331
Net income	1,620,604	1,463,167
Basic and diluted earnings per share	$.16	$.14

	Fiscal Year Ended September 30, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Sales	$24,256,916	$26,152,722	$28,978,656	$28,543,374
Gross margin	5,075,036	5,368,722	7,080,326	6,773,503
Net income	1,340,378	1,248,290	2,082,953	2,445,957
Basic and diluted earnings per share	$.13	$.12	$.20	$.24

	Fiscal Year Ended October 1, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Sales	$21,875,319	$22,923,362	$27,084,652	$26,138,398
Gross margin	4,972,352	5,386,900	7,641,925	6,800,999
Net income	1,639,687	1,774,690	2,742,460	2,410,862
Basic and diluted earnings per share	$.15	$.17	$.26	$.23

(1)           The Company changed its fiscal year end from the Sunday closest to September 30 to the Sunday closest to March 31, beginning after a six-month transitional period ending on March 31, 2002.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition - General.”

INFLATION

Inflation did not have a significant impact on the Company during the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, as selling prices have generally been adjusted as the cost of materials and other expenses have changed.  On occasion, however, slight fluctuations in the cost of a single, large-volume product historically have not been reflected in the selling price of that product.

FINANCIAL CONDITION

LIQUIDITY

Cash provided by operations in the six-month transitional period ended March 31, 2002 was $3,860,076 compared with $5,676,061 during the six-month period ended March 31, 2001, $9,950,745 in the fiscal year ended September 30, 2001 compared with $9,693,479 in the fiscal year ended October 1, 2000, and $13,847,248 in the fiscal year ended October 3, 1999.  The decrease in the six-month transitional period ended March 31, 2002 compared to the same period a year ago was due primarily to fluctuations in inventory and timing of liability payments.  The decrease for the fiscal years ended September 30, 2001 and October 1, 2000 compared to the fiscal year ended October 3, 1999 was due primarily to fluctuations in inventory values and to the recovery of litigation expenses during the fiscal year ended October 3, 1999.

Cash and investments available-for-sale increased by $1,909,772 from September 30, 2001 to $14,510,643 at the end of the six-month transitional period.  The increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses and the maturity of investments from investments held to maturity, which were invested in available for sale investments.  The Company is currently investing excess cash primarily in conservative investments.  Cash equivalents consist of money market accounts at a financial institution.  Investments consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of variable rate municipal bonds, commercial paper and mutual funds carried at fair value.  Investments are highly liquid and are available upon demand generally with only a minor penalty.  Additionally, cash and cash equivalents increased by $6,221,039 from September 30, 2001 as the Company was in process at March 31, 2002 of transitioning investments into higher rate of return investments.  Subsequent to March 31, 2002 a significant portion of the cash equivalents were invested in the aforementioned investment options.

CAPITAL EXPENDITURES

Capital expenditures in the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999 were $1,145,030, $7,056,226, $7,216,301, and $2,449,894, respectively.  Of the six-month transitional period ended March 31, 2002 capital expenditures, transportation equipment additions accounted for $310,000, building improvements and additions amounted to $380,000, and warehouse, laboratory and office machinery and equipment accounted for $450,000.

COMMON STOCK REPURCHASES

During the six-month transitional period ended March 31, 2002, the Company acquired and retired 32,100 shares of common stock for $251,790.  During the fiscal year ended September 30, 2001, the Company acquired and retired 168,951 shares of common stock for $1,421,641.

CONTRACTUAL OBLIGATIONS AND COMMMERCIAL COMMITMENTS

Future minimum lease payments due under operating leases with an initial term of one year or more at March 31, 2002 are $202,407 in 2003, $164,362 in 2004, $105,901 in 2005, $86,776 in 2006, $86,776 in 2007, and $1,937,996 thereafter.  The Company does not have any other contractual obligations or commercial commitments.

OUTLOOK

Expected future cash flows from operations, coupled with the Company's strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds.  Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term.  If the need to obtain additional capital does arise, however, management is confident that the Company's total debt to capital ratio puts it in a position to obtain debt financing on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist.

Other than as discussed above, management is not aware of any matters or trends that have materially affected the results of operations for the six-month transitional period ended March 31, 2002 that are not expected to have either short or long-term implications, nor is it aware of any trends or other matters that have not materially affected results in the six-month transitional period ended March 31, 2002 but are expected to have a material effect on future periods.

CRITICAL ACCOUNTING POLICIES

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” and SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

SFAS No. 5 requires management judgments regarding the probability and estimated amount of possible future contingent liabilities, including legal matters.  SFAS No. 121 requires judgments regarding future operating or disposition plans for marginally performing assets and estimates of expected realizable values for assets to be sold.  Other accounting policies that are significant to the Company include the following:

Revenue Recognition – The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance has occurred, the price and terms of sale are fixed and collection of the receivable is expected.

Allowance for Doubtful Accounts – Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Substantially all of the Company’s receivables are due from customers located in the United States.  The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and credit worthiness of each customer.  Management evaluates the adequacy of the reserve for doubtful accounts on a quarterly basis.

Inventories – Inventories are valued at the lower of cost or market.  On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down the value of inventory deemed obsolete or excess  to market.

Property, Plant, and Equipment – Property, plant, and equipment are stated at cost and depreciated over the lives of the assets using both the straight-line and declining balance methods.  Major replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations.  The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Statement of Income at the time of disposal.

The Company’s policies for these matters, which are described in Note 1 to the financial statements, are in accordance with generally accepted accounting principles.  Management believes that their application results in a fair presentation in the financial statements of the Company’s operating results and financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  The Company adopted the provisions of SFAS No. 142 for other intangibles and goodwill acquired before June 30, 2001 on the first day of fiscal 2003.  Under SFAS No. 142, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

The implementation of SFAS No. 142 did not impact the Company’s financial statements.  As of March 31, 2002 the Company had net other intangibles assets of $3,345,148.  Amortization expense was $141,742, $283,485, $136,561, and $63,098 during the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, respectively.

In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively.  The adoption of SFAS No. 144 was effective for the Company beginning on April 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on the Company’s historical results of operations, financial position, and cash flows.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As of March 31, 2002, the Company had an investment portfolio of fixed income securities of $1,390,418 and mutual funds of $2,311,725, excluding $12,198,918 classified as cash and cash equivalents and variable rate securities.  The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.  The Company intends to hold the mutual funds and does not anticipate a need to liquidate its investments and therefore would not expect a material adverse impact on net income or cash flows or the amount ultimately realized on the investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders of Hawkins, Inc.:

We have audited the accompanying balance sheets of Hawkins, Inc. (the Company) as of March 31, 2002 and September 30, 2001, and the related statements of income, shareholders' equity, and cash flows for the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hawkins, Inc. at March 31, 2002 and September 30, 2001, and the results of its operations and cash flows for the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

June 5, 2002

HAWKINS, INC.

BALANCE SHEETS

	March 31, 2002	September 30, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,339,895	$1,118,856
Investments available-for-sale	7,170,748	11,482,015
Trade receivables - less allowance for doubtful accounts: 2002, $300,000; 2001, $335,000	10,610,386	12,212,402
Inventories	9,397,541	12,584,723
Prepaid expenses and other current assets	1,977,667	1,268,522
Total current assets	36,496,237	38,666,518

PROPERTY, PLANT AND EQUIPMENT:
Land	631,662	631,662
Buildings and improvements	26,820,678	26,329,660
Machinery and equipment	10,263,085	9,986,305
Transportation equipment	7,347,470	7,289,667
Office furniture and equipment	2,729,534	2,666,900
	47,792,429	46,904,194
Less accumulated depreciation	19,852,259	18,734,077
Net property, plant and equipment	27,940,170	28,170,117

OTHER ASSETS:
Intangible assets - less accumulated amortization: 2002, $1,017,901; 2001, $876,159	3,345,148	3,486,890
Other	3,705,578	4,544,596
Total other assets	7,050,726	8,031,486
	$71,487,133	$74,868,121

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$4,095,820	$7,294,730
Current portion of long-term debt	116,823	109,180
Dividends payable	1,532,690	1,537,805
Accrued payroll and employee benefits	1,790,998	3,063,633
Container deposits	1,358,100	1,352,026
Other accruals	855,353	1,160,621
Total current liabilities	9,749,784	14,517,995

LONG-TERM DEBT		116,823

OTHER LONG-TERM LIABILITIES	353,063	411,705

DEFERRED INCOME TAXES	953,851	737,184

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
Common stock - authorized: 30,000,000 shares of $.05 par value; issued and outstanding: 2002 - 10,216,688 shares; 2001 - 10,248,788 shares	510,834	512,439
Additional paid-in capital	37,747,492	37,866,092
Accumulated other comprehensive loss	(145,528)	(192,258)
Retained earnings	22,317,637	20,898,141
Total shareholders' equity	60,430,435	59,084,414
	$71,487,133	$74,868,121

See accompanying notes to financial statements.

HAWKINS, INC.

STATEMENTS OF INCOME

	For the Six-Month Transitional Period Ended March 31, 2002

		For the Fiscal Year Ended
		September 30, 2001	October 1, 2000	October 3, 1999

Sales	$49,868,179	$107,931,668	$98,021,731	$96,734,470

Cost of sales	(38,332,473)	(83,634,081)	(73,219,555)	(72,790,300)

Gross margin	11,535,706	24,297,587	24,802,176	23,944,170

Selling, general and administrative expenses	(6,924,750)	(14,242,227)	(11,765,758)	(10,763,251)

Litigation settlement proceeds				2,851,708

Special charges				(1,112,127)

Income from operations	4,610,956	10,055,360	13,036,418	14,920,500

Interest income	227,360	727,117	1,073,823	1,121,939

Interest expense	(6,152)	(26,279)	(30,192)	(36,867)

Income before income taxes	4,832,164	10,756,198	14,080,049	16,005,572

Provision for income taxes	(1,748,393)	(3,638,620)	(5,512,350)	(6,306,930)

Net income	$3,083,771	$7,117,578	$8,567,699	$9,698,642

Weighted average number of shares outstanding	10,219,432	10,346,964	10,615,881	11,130,970

Basic and diluted earnings per share	$0.30	$0.69	$0.81	$0.87

See accompanying notes to financial statements.

HAWKINS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

BALANCE AT SEPTEMBER 27, 1998	11,450,895	$572,545	$41,960,535	$10,946,888		$53,479,968

Cash dividends				(2,981,686)		(2,981,686)
Stock acquired and retired	(499,614)	(24,981)	(1,830,786)	(3,032,521)		(4,888,288)
Income tax savings from dividends paid on ESOP shares				266,580		266,580
Net and comprehensive income				9,698,642		9,698,642

BALANCE AT OCTOBER 3, 1999	10,951,281	547,564	40,129,749	14,897,903		55,575,216

Cash dividends				(3,361,063)		(3,361,063)
Stock acquired and retired	(608,900)	(30,445)	(2,235,668)	(2,754,253)		(5,020,366)
Stock issued in conjunction with the acquisition of St. Mary’s Chemicals, Inc.	75,358	3,768	596,232			600,000
Income tax savings from dividends paid on ESOP shares				309,740		309,740
Net and comprehensive income				8,567,699		8,567,699

BALANCE AT OCTOBER 1, 2000	10,417,739	520,887	38,490,313	17,660,026		56,671,226

Cash dividends				(3,090,491)		(3,090,491)
Stock acquired and retired	(168,951)	(8,448)	(624,221)	(788,972)		(1,421,641)
Comprehensive income:
Unrealized loss on investments available for sale					$(192,258)	(192,258)
Net income				7,117,578		7,117,578
Comprehensive income						6,925,320

BALANCE AT SEPTEMBER 30, 2001	10,248,788	512,439	37,866,092	20,898,141	(192,258)	59,084,414

Cash dividends				(1,532,690)		(1,532,690)
Stock acquired and retired	(32,100)	(1,605)	(118,600)	(131,585)		(251,790)
Comprehensive income:
Unrealized gain on investments available for sale					46,730	46,730
Net income				3,083,771		3,083,771
Comprehensive income						3,130,501

BALANCE AT MARCH 31, 2002	10,216,688	$510,834	$37,747,492	$22,317,637	$(145,528)	$60,430,435

See accompanying notes to financial statements.

HAWKINS, INC.

STATEMENTS OF CASH FLOWS

	For the Six-Month Transitional Period Ended March 31, 2002
		For the Fiscal Year Ended
		September 30, 2001	October 1, 2000	October 3, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,083,771	$7,117,578	$8,567,699	$9,698,642
Reconciliation to cash flows:
Depreciation and amortization	1,481,750	2,727,577	2,259,864	2,099,491
Deferred income taxes	322,585	414,641	177,320	(970,950)
Earnings on other assets	(45,750)	(104,386)	(108,643)	(108,745)
Loss (gain) from property disposals	6,144	35,901	(4,266)	(256,808)
Changes in operating accounts (requiring) providing cash: Trade receivables	1,602,016	(601,796)	(281,395)	107,479
Inventories	3,187,182	(3,654,766)	(513,886)	2,437,232
Accounts payable	(3,198,910)	2,288,150	(25,688)	61,927
Accrued liabilities	(1,630,471)	602,677	(239,529)	210,786
Other	(948,241)	1,125,169	(137,997)	568,194
Net cash provided by operating activities	3,860,076	9,950,745	9,693,479	13,847,248

CASH FLOWS FROM OPERATING ACTIVITIES:
Additions to property, plant, and equipment	(1,145,030)	(7,056,226)	(7,216,301)	(2,449,894)
Purchase of investments	(3,600,099)	(800,597)	(2,247,230)	(4,766,585)
Sales of investments	8,797,736	1,032,018	7,638,064	1,885,814
Proceeds from property disposals	28,825	93,453	87,618	428,799
Acquisition of St. Mary’s Chemicals, Inc.			(2,700,000)
Payments received on notes receivable	178,306	356,106	376,862	427,810
Net cash provided by (used in) investing activities	4,259,738	(6,375,246)	(4,060,987)	(4,474,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(109,180)	(102,037)	(95,362)	(89,123)
Cash dividends paid	(1,537,805)	(3,118,722)	(3,109,181)	(2,814,622)
Acquisition and retirement of stock	(251,790)	(1,421,641)	(5,020,366)	(4,888,288)
Net cash used in financing activities	(1,898,775)	(4,642,400)	(8,224,909)	(7,792,033)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,221,039	(1,066,901)	(2,592,417)	1,581,159

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,118,856	2,185,757	4,778,174	3,197,015

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,339,895	$1,118,856	$2,185,757	$4,778,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Stock issued in conjunction with the acquisition of St. Mary’s Chemicals, Inc.			$600,000
Cash paid during the year for:
Interest	$17,884	$33,422	$36,867	$43,106
Income taxes	$1,917,426	$2,078,071	$6,071,804	$6,079,339

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

Fiscal Year - In December 2001, the Company changed its fiscal year end to a 52/53-week year ending on the Sunday closest to March 31 from a 52/53-week fiscal year ending on the Sunday closest to September 30.  The change in year-end will better match the Company’s annual reporting process to its natural business cycles.  This change resulted in a six-month transitional period ending March 31, 2002. The six-month transitional period was a twenty-six week period, the fiscal years ended September 30, 2001 and October 1, 2000 were fifty-two week years and the fiscal year ended October 3, 1999 was a fifty-three week year.

Cash Equivalents - Cash equivalents include all liquid debt instruments (primarily cash funds, certificates of deposits, and money market accounts) purchased with an original maturity of three months or less.  The balances maintained at financial institutions may, at times, exceed federally insured limits.

Investments Available-For-Sale - In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” these investments are carried at fair market value with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive income (loss).  Investments classified as available-for-sale securities consist of mutual funds (32%) and variable rate marketable securities, primarily commercial paper (51%) and annuity contracts (17%) that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity or changes in the availability or yield of alternative investments.  Gross unrealized losses, primarily within the mutual fund portfolio, were $231,528 and $320,430 as of March 31, 2002 and September 30, 2001, respectively.  In the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, proceeds from the sale of investments available-for-sale were $8,797,736, $1,032,018, $7,638,064, and $1,885,814, respectively.  Gross realized gains and losses were not material for the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999.

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

Investments Held-To-Maturity - Held-to-maturity securities consist of Minnesota municipal bonds, which the Company has the intent and ability to hold to maturity, and are valued at amortized historical cost, increased for accretion of discounts and reduced by amortization of premiums, computed by the constant-yield method.  Investments held-to-maturity, included within other assets, were $1,390,418 and $2,146,700 at March 31, 2002 and September 30, 2001, respectively.

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

Revenue Recognition - The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance has occurred, the price and terms of sale are fixed and collection of the receivable is expected.

Shipping and Handling - All shipping and handling amounts billed to customers are included in revenues.  Costs incurred related to shipping and handling are included in costs of goods sold.

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

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of investments available-for-sale and trade receivables.  The Company sells its principal products to a large number of customers in many different industries.  To reduce credit risk, the Company routinely assesses the financial strength of its customers.  The Company invests its excess cash balances in money market account at a single financial institution.

At March 31, 2002, the Company also had an investment portfolio of fixed income securities, excluding $14,510,643 of those classified as cash and cash equivalents and variable rate securities, of $1,390,418.  These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact on net income or cash flows.

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

Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company adopted the provisions of SFAS No. 142 for other intangibles and goodwill acquired before June 30, 2001 on the first day of fiscal 2003.  Under SFAS No. 142, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

The implementation of SFAS No. 142 did not impact the Company’s financial statements.  As of March 31, 2002 the Company had net other intangibles assets of $3,345,148.  Amortization expense was $141,742, $283,485, $136,561, and $63,098 during the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, respectively.

In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively.  The adoption of SFAS No. 144 was effective for the Company beginning on April 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on the Company’s historical results of operations, financial position, and cash flows.

2.             INVENTORIES

Inventories at March 31, 2002 and September 30, 2001 consisted of the following:

	2002	2001

Finished goods (FIFO basis)	$10,699,070	$15,697,925
LIFO reserve	(1,301,529)	(3,113,202)
Net inventory	$9,397,541	$12,584,723

Inventories valued under the LIFO method at March 31, 2002 and September 30, 2001 were approximately $9,405,315 and $14,422,762, respectively.  The balance of the inventory was valued under the FIFO method.

In fiscal 2002, the LIFO reserve decreased by $1,811,673.  The decrease in the LIFO reserve was caused by a significant decrease in the cost of a single, large volume component of inventory.  The Company liquidated LIFO inventory layers that were at lower costs than current costs.  The impact of the liquidation on cost of sales was approximately $300,000.

3.             NOTES RECEIVABLE

The Company has three notes receivable related to the sales of Tessman Seed, Inc., land and building, and The Lynde Company.  At March 31, 2002 and September 30, 2001, the net balance outstanding on the notes receivable were $2,234,866 and $2,413,172, respectively.  The current portion of $226,266 and $221,431 at March 31, 2002 and September 30, 2001, respectively, are included within prepaid expenses and other current assets and the remaining balances are included within other assets.  The notes receivable bear interest at 8% and are due in equal monthly installments of $36,204 through September 1, 2010 at which time the remaining unpaid balance of $1,213,163 is due.  The notes receivable are secured by land and building, and a personal guarantee.

4.             LONG-TERM DEBT

Long-term debt at March 31, 2002 and September 30, 2001 is summarized as follows:

	2002	2001

Note payable, due in annual installments to October 2002	$116,823	$226,003
Less current portion	116,823	109,180
Long-term portion	$0	$116,823

5.             SHAREHOLDERS' EQUITY

During the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, the Company acquired and retired 32,100, 168,951, 608,900, and 499,614 shares of common stock, respectively, for $251,790, $1,421,641, $5,020,366, and $4,888,288, respectively.

6.             PENSION AND EMPLOYEE STOCK OWNERSHIP PLANS

The Company has a defined contribution pension plan covering substantially all of its non-union employees.  Pension expense for the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999 were $504,349, $870,787, $751,936, and $578,975, respectively.  The Company's cost for the pension plan is determined as 11% of each employee's covered compensation for the six-month transitional period ended March 31, 2002 compared to 10% in the fiscal years ended September 30, 2001 and October 1, 2000, and 7% in the fiscal year ended October 3, 1999.  Amounts charged to pension expense and contributed to union multi-employer pension plans (not included in the above amounts) were not material.  It is the Company's policy to fund all pension costs accrued.

The Company has an employee stock ownership plan covering substantially all of its non-union employees.  Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code.  Contributions for the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999 were $412,649, $1,027,828, $787,667, and $1,049,779, respectively.

The Company does not currently offer any post-retirement benefits, deferred stock or stock-based compensation plans.

7.             COMMITMENTS AND CONTINGENCIES

Leases - The Company has various operating leases for land and buildings on which some of its operations are located.  Total rental expense for the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999 were $98,034, $172,552, $136,416, and $53,843, respectively.  Future minimum lease payments due under operating leases with an initial term of one year or more at March 31, 2002 are $202,407 in 2003, $164,362 in 2004, $105,901 in 2005, $86,776 in 2006, $86,776 in 2007, and $1,937,996 thereafter.

Special Charges - During fiscal 1999, the Company entered into termination agreements with three former employees and recorded special charges in the statement of income of $1,112,127.  At March 31, 2002, the Company is required to make future payments to the individuals for periods of 6 months to 3.5 years.  The present value of the future payments to be paid in fiscal 2003 is included in other accruals and the present value of the remaining payments is included in other long-term liabilities.

Litigation - The Company is involved in various legal actions arising from the normal course of business.  Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

8.             INCOME TAXES

The provisions (benefits) for income taxes are as follows:

	For the Six-Month Transitional Period Ended	For the Fiscal Year Ended
	March 31, 2002	September 30, 2001	October 1, 2000	October 3, 1999

Federal – current	$1,122,058	$2,591,327	$4,094,040	$5,862,780
States – current	303,750	632,652	1,240,990	1,415,100
Deferred	322,585	414,641	177,320	(970,950)
Total provision	$1,748,393	$3,638,620	$5,512,350	$6,306,930

Reconciliation of the provision for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are as follows:

	For the Six-Month Transitional Period Ended	For the Fiscal Year Ended
	March 31, 2002	September 30, 2001	October 1, 2000	October 3, 1999

Statutory federal income tax	$1,691,257	$3,764,669	$4,928,017	$5,601,950
State income taxes, net of federal deduction	225,773	490,750	806,644	919,815
Tax-exempt income	(31,904)	(139,329)	(142,344)	(165,390)
ESOP dividend deduction on allocated shares	(112,345)	(235,902)
Other, net	(24,388)	(241,568)	(79,967)	(49,445)
Total	$1,748,393	$3,638,620	$5,512,350	$6,306,930

The tax effects of items comprising the Company's net deferred tax asset (liability) as of March 31, 2002 and September 30, 2001 are as follows:

	2002	2001

Current deferred taxes:
Trade receivables	$117,000	$130,650
Inventory	416,951	524,802
Accruals	276,304	302,893
Total*	$810,255	$958,345

Noncurrent deferred taxes:
Gain on sale of The Lynde Company	$(235,027)	$(254,713)
Property basis difference	(804,824)	(610,643)
Unrealized loss on investments	86,000	128,172
Total	$(953,851)	$(737,184)

*Included in prepaid expenses and other current assets on the balance sheet.

9.             ST. MARY’S CHEMICALS, INC. ACQUISITION

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

On May 26, 2000, the Company also entered into a five-year employment agreement with one of the previous owners of Universal Chemicals and consulting agreements with the other two previous owners of Universal Chemicals.  The employment agreement and consulting agreements contain performance bonuses and non-compete provisions.  The agreements are based on Universal Chemicals' operating results, as defined, for five years after the acquisition date and has a maximum payout of $3,520,000.  The non-compete provisions cover a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals' operating results, as defined, for five years after the termination date.

10.           SEGMENT INFORMATION

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

Reportable Segments	Industrial	Water Treatment	Total

Six-Month Transitional Period Ended March 31, 2002
Sales	$35,686,509	$14,181,670	$49,868,179
Cost of sales	28,059,961	10,272,512	38,332,473
Gross margin	7,626,548	3,909,158	11,535,706
Income from operations	2,559,529	2,051,427	4,610,956

Identifiable assets	$40,113,075	$13,415,036	$53,528,111

Fiscal Year Ended September 30, 2001
Sales	$73,818,768	$34,112,900	$107,931,668
Cost of sales	59,990,184	23,643,897	83,634,081
Gross margin	13,828,584	10,469,003	24,297,587
Income from operations	3,850,444	6,204,916	10,055,360

Identifiable assets	$44,622,720	$14,244,584	$58,867,304

Fiscal Year Ended October 1, 2000
Sales	$67,324,400	$30,697,331	$98,021,731
Cost of sales	52,088,658	21,130,897	73,219,555
Gross margin	15,235,742	9,566,434	24,802,176
Income from operations	7,526,740	5,509,678	13,036,418

Identifiable assets	$42,710,196	$8,057,357	$50,767,553

Fiscal Year Ended October 3, 1999
Sales	$67,823,960	$28,910,510	$96,734,470
Cost of sales	52,845,755	19,944,545	72,790,300
Gross margin	14,978,205	8,965,965	23,944,170
Operating income	6,902,505	5,166,287	12,068,792

Identifiable assets	$36,763,233	$5,357,446	$42,120,679

	For the Six-Month Transitional Period Ended	For the Fiscal Year Ended
Profit Reconciliation	March 31, 2002	September 30, 2001	October 1, 2000	October 3, 1999

Total income for reportable segments	$4,610,956	$10,055,360	$13,036,418	$12,068,792
Unallocated corporate income				2,851,708
Total operating income	$4,610,956	$10,055,360	$13,036,418	$14,920,500

11.           TRANSITION PERIOD DISCLOSURE (UNAUDITED)

The following information for the six-month period ended March 31, 2001 is included for comparison purposes.

Sales	$50,409,638
Gross margin	10,443,758
Income taxes	1,668,100
Net income	2,588,668

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No changes in accountants or disagreements between the Company and its accountants regarding accounting principles or financial statement disclosure have occurred during the Company's six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, or any subsequent interim period.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information under the captions “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the six-month transitional period ended March 31, 2002 is incorporated herein by this reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement for the six-month transitional period ended March 31, 2002 is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption “Security Ownership of Management and Beneficial Ownership” in the Proxy Statement for the six-month transitional period ended March 31, 2002 is incorporated herein by this reference.  The Company does not have any equity compensation plans as defined in Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the captions “Election of Directors” and “Related Party Transactions” in the Proxy Statement for the six-month transitional period ended March 31, 2002 is incorporated herein by this reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)       FINANCIAL STATEMENTS OF THE COMPANY.

The following financial statements of Hawkins, Inc., are filed as part of this Report on Form 10-KT.

Independent Auditors' Report.

Balance Sheets at March 31, 2002 and September 30, 2001.

Statements of Income for the Six-Month Transitional Period Ended March 31, 2002 and for the Fiscal Years Ended September 30, 2001, October 1, 2000, and October 3, 1999.

Statements of Shareholders' Equity for the Six-Month Transitional Period Ended March 31, 2002 and for the Fiscal Years Ended September 30, 2001, October 1, 2000, and October 3, 1999.

Statements of Cash Flows for the Six-Month Transitional Period Ended March 31, 2002 and for the Fiscal Years Ended September 30, 2001, October 1, 2000, and October 3, 1999.

Notes to Financial Statements.

(a)(2)       FINANCIAL STATEMENT SCHEDULES OF THE COMPANY.

The additional financial data listed below is included as a schedule to this Report on Form 10-KT and should be read in conjunction with the financial statements presented in Part II, Item 8. Schedules not included with this additional financial data have been omitted because they are not required or the required information is included in the financial statements or the notes.

Independent Auditors' Report on Schedule.

The following financial statement schedule for the six-month transitional period ended March 31, 2002 and for the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999.

Schedule II - Valuation and Qualifying Accounts.

(a)(3)       EXHIBITS.

See the Exhibit Index and Exhibits attached as a separate section of this Report on Form 10-KT.

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who is a shareholder of the Company upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to Hawkins, Inc., 3100 East Hennepin Avenue, Minneapolis, Minnesota, 55413, Attention:  Corporate Secretary.

There are no management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Report on Form 10-KT pursuant to Item 14(a)(3).

(b)           REPORTS ON FORM 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned on June 20, 2002.

HAWKINS, INC.
By	/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on June 20, 2002.

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
Marvin E. Dee, Chief Financial Officer,
Vice President, Secretary, Treasurer

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

We have audited the financial statements of Hawkins, Inc. (the Company) as of March 31, 2002 and September 30, 2001, and for the six-month transitional period ended March 31, 2002 and each of the fiscal years ended September 30, 2001, October 1, 2000, and October 3, 1999, and have issued our report thereon dated June 5, 2002; such report is included elsewhere in this Form 10-KT.  Our audits also included the financial statement schedule of the Company, listed in Item 14(a)(2).  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

June 5, 2002

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE SIX-MONTH TRANSITIONAL PERIOD ENDED MARCH 31, 2002 AND THE FISCAL YEARS ENDED
SEPTEMBER 30, 2001, OCTOBER 1, 2000, AND OCTOBER 3, 1999

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year

Reserve deducted from asset to which it applies - allowance for doubtful accounts:

SIX-MONTHS ENDED: March 31, 2002	$335,000	$30,868		$65,868	$300,000

YEAR ENDED: September 30, 2001	$377,000	$70,803		$112,803	$335,000

YEAR ENDED October 1, 2000	$380,000			$3,000	$377,000

YEAR ENDED: October 3, 1999	$378,726	$131,771		$130,497	$380,000

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Method of Filing

3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001.	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995.	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended October 1, 1995.

4	See Exhibits 3.1 and 3.2 above.

10.1	Asset purchase agreement dated May 26, 2000 among St. Mary’s Chemicals, Inc., its shareholders, and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000

23.1*	Independent Auditors’ Consent.	Filed herewith electronically

* Denotes previously unfiled documents.