Form 10-Q
period 2002-06-30
HAWKINS INC
filed 2002-08-14
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES      ☒         NO       ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 9, 2002
Common Stock, par value $.05 per share	10,216,688

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

		MARCH 31,
		2002
		(DERIVED FROM
	JUNE 30,	AUDITED
	2002	FINANCIAL
	(UNAUDITED)	STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,305,758	$7,339,895
Investments available-for-sale	12,378,547	7,170,748
Trade receivables-net	11,665,189	10,610,386
Inventories	8,360,456	9,397,541
Prepaid expenses and other current assets	1,523,281	1,977,667
Total current assets	39,233,231	36,496,237

PROPERTY, PLANT AND EQUIPMENT-net	27,515,515	27,940,170

INTANGIBLE ASSETS-less accumulated amortization of $1,088,772 and $1,017,901, respectively	3,274,277	3,345,148

OTHER ASSETS	3,666,973	3,705,578
	$73,689,996	$71,487,133
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,413,540	$4,095,820
Current portion of long-term debt	116,823	116,823
Dividends payable		1,532,690
Other current liabilities	4,917,163	4,004,451
Total current liabilities	9,447,526	9,749,784

DEFERRED INCOME TAXES	939,851	953,851

OTHER LONG-TERM LIABILITIES	321,963	353,063

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,216,688 shares issued and outstanding	510,834	510,834
Additional paid-in capital	37,747,492	37,747,492
Accumulated other comprehensive loss	(169,702)	(145,528)
Retained earnings	24,892,032	22,317,637
Total shareholders’ equity	62,980,656	60,430,435
	$73,689,996	$71,487,133

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED JUNE 30
	2002	2001

	(UNAUDITED)

Sales	$27,282,901	$28,978,656

Cost of sales	19,531,775	21,898,330

Gross margin	7,751,126	7,080,326

Selling, general and administrative expenses	3,795,835	3,845,915

Income from operations	3,955,291	3,234,411

Interest income	133,148	211,000

Interest expense	(2,044)	(5,758)

Income before income taxes	4,086,395	3,439,653

Provision for income taxes	1,512,000	1,356,700

Net income	$2,574,395	$2,082,953

Weighted average number of shares outstanding	10,216,688	10,343,086

Earnings per share — basic and diluted	$0.25	$0.20

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JUNE 30

	2002	2001
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,574,395	$2,082,953
Depreciation and amortization	722,907	698,940
Deferred income taxes	40,000	25,000
Trade receivables	(1,054,803)	(1,199,095)
Inventories	1,037,085	(3,864,883)
Accounts payable	317,720	3,604,762
Other liabilities	881,612	909,062
Other	363,773	606,013

Net cash provided by operating activities	4,882,689	2,862,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(227,381)	(2,150,484)
Purchases of investments	(7,245,973)	(127,969)
Sales and maturities of investments	2,000,000	1,032,018
Payments received on notes receivable	89,218	98,361

Net cash used in investing activities	(5,384,136)	(1,148,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,532,690)	(1,555,086)
Acquisition and retirement of stock		(676,815)

Net cash used in financing activities	(1,532,690)	(2,231,901)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,034,137)	(517,223)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,339,895	1,863,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,305,758	$1,346,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—

Cash (received) paid for income taxes	$(9,757)	$4,000

See accompanying notes to condensed financial statements.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Report on Form 10-KT for the six-month transitional period ended March 31, 2002, previously filed with the Securities Exchange Commission (the Commission). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Report on Form 10-KT for the six-month transitional period ended March 31, 2002 filed with the Commission on June 27, 2002.

2.	The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

3.	Inventories, principally valued by the LIFO method, are less than current cost by approximately $736,000 at June 30, 2002. Inventory consists principally of finished goods.

4.

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

In July 2001, the Financial Accounting Standards Board (FASB) also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted the provisions of SFAS No. 142 for other intangibles and goodwill acquired before June 30, 2001 on April 1, 2002. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No.142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The implementation of SFAS No. 142 did not impact the Company’s financial statements. As of June 30, 2002 the Company had net intangible assets of $3,274,277 and amortization expense during the quarter ended June 30, 2002 was approximately $71,000. The estimated amortization expense for each of the next five years is approximately $284,000 per year.

In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the onging operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, are to be applied prospectively. The Company’s adoption of SFAS No. 144 on April 1, 2002 did not have an impact on the Company’s financial statements.

5.

The Company has two reportable segments: Industrial and Water Treatment. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions.

		WATER
REPORTABLE SEGMENTS	INDUSTRIAL	TREATMENT	TOTAL

THREE MONTHS ENDED JUNE 30, 2002
Sales	$17,118,450	$10,164,451	$27,282,901
Gross margin	4,140,597	3,610,529	7,751,126
Income from operations	1,783,822	2,171,469	3,955,291

THREE MONTHS ENDED JUNE 30, 2001
Sales	$19,014,444	$9,964,212	$28,978,656
Gross margin	3,875,357	3,204,969	7,080,326
Income from operations	1,352,128	1,882,283	3,234,411

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OPERATIONS

Sales decreased $1,695,755, or 5.9%, in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The Industrial segments decrease of $1,895,994 during the period was mainly attributable to a decrease in the selling price and volumes of caustic soda sold and the continued effect of the current economic downturn. The Water Treatment segment had a sales increase of $200,239 in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase is due primarily to increased sales volumes, and to a lesser extent, selling price increases.

The gross margin, as a percentage of sales, for the three months ended June 30, 2002 was 28.4% compared to 24.4% for the three months ended June 30, 2001. For the Industrial segment, gross margin, as a percentage of sales, was 24.2% for the three months ended June 30, 2002 compared to 20.4% for the comparable period ended June 30, 2001. This increase is due to a combination of the reduction in the cost and selling price of caustic soda as compared to the prior year when the cost and selling price of caustic soda was rising, the Company being on the LIFO method of valuing inventories and to increased sales in product lines that have a higher gross margin percentage. Additionally, during the three months ended June 30, 2001, flooding of the Mississippi River prevented shipments to and from the Company’s Terminal 1 and 2 locations. This resulted in additional shipping, labor and other costs that the Company was not able to pass through to its customers. The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases. The cost of this product is normally subject to fluctuations, which are expected to continue in future periods. By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing. The Company has also generally been able to, and expects to continue to, adjust its selling price as the cost of materials and other expenses changes. Gross margin, as a percentage of sales, for the Water Treatment segment was 35.5% in the three months ended June 30, 2002 compared to 32.2% for the three months ended June 30, 2001. The increase is primarily attributable to the decrease in caustic soda prices and to increased sales in product lines that have a higher gross margin percentage.

Selling, general and administrative expenses for the three months ended June 30, 2002 decreased by $50,080 as compared to the three months ended June 30, 2001. Selling, general and administrative expenses are expected to remain at similar levels for the remainder of fiscal 2003 as these expenses, excluding employee compensation and related benefits, are relatively fixed in nature and vary only slightly with sales fluctuations.

INTEREST INCOME

Interest income decreased by $77,852 for the three-months ended June 30, 2002, compared to the same three month period one year ago. The decrease is due to a lower rate of return on the Company’s cash equivalents and available for sale securities, which consist primarily of money market accounts, commercial paper, municipal bonds, mutual funds, and annuity contracts.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended June 30, 2002, cash provided by operations was $4,882,689 compared to cash provided by operations of $2,862,752 for the same period one year ago. This increase was due mainly to an increase in net income of $491,442 and to changes in certain current asset and liability accounts discussed in the paragraph below. During the three months ended June 30, 2002, the Company invested $227,381 in property and equipment additions, which consisted primarily of a remodeling project at the Terminal 1 location and the purchase of additional containers for storing and transporting product.

Inventories decreased during the three-month period ended June 30, 2002 by $1,037,085 compared to an increase of $3,864,883 in the comparable period one year ago. The fluctuations in inventory are primarily attributable to the aforementioned decrease in caustic soda prices. The decrease in caustic soda prices was also reflected in the fluctuation of the accounts payable balances, which partially offset the impact of the fluctuations in inventory. The Company did not issue any securities during the three month period ended June 30, 2002.

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

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments. Cash equivalents include all liquid debt instruments (primarily cash funds and money market accounts) purchased with an original maturity of three months or less. Investments classified as available-for-sale securities consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of municipal bonds, commercial paper and mutual funds carried at fair value.

Other than as discussed above, management is not aware of any matters that have materially affected the three months ended June 30, 2002, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

MARKET RISK

At June 30, 2002, the Company had an investment portfolio of fixed income securities of $10,265,957 and mutual funds of $2,261,293, excluding $6,559,161 of those classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility. The Company intends to hold the mutual funds until it has a need to liquidate the investments and does not anticipate a present need to liquidate the investment. Therefore, the Company would not expect a material adverse impact on net income or cash flows or the amount ultimately realized on the investment.

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

SFAS No. 5 requires management judgments regarding the probability and estimated amount of possible future contingent liabilities, including legal matters. SFAS No. 144 requires judgments regarding future operating or disposition plans for marginally performing assets and estimates of expected realizable values for assets to be sold. Other accounting policies that are significant to the Company include the following:

Revenue Recognition — The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance has occurred, the price and terms of sale are fixed and collection of the receivable is expected.

Allowance for Doubtful Accounts — Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from customers located in the United States. The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and credit worthiness of each customer. Management evaluates the adequacy of the reserve for doubtful accounts on a quarterly basis.

Inventories — Inventories are valued at the lower of cost or market. On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down the value of inventory deemed obsolete or excess to market.

Property, Plant and Equipment — Property, plant and equipment are stated at cost and depreciated over the lives of the assets using both the straight-line and declining balance methods. Major replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Statement of Income at the time of disposal.

The Company’s policies for these matters, which are described in Note 1 to the financial statements in the Company’s Report on Form 10-KT for the six-month transitional period ended March 31, 2002 filed with the Securities and Exchange Commission on June 27, 2002, are in accordance with generally accepted accounting principles. Management believes that their application results in a fair presentation in the financial statements of the Company’s operating results and financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this filing, the Company was not involved in any pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 5. Other Information

Proposals by Shareholders

In order for a shareholder proposal to be considered for inclusion in the Company’s proxy statement for next year’s annual meeting, the written proposal must be received by the Company at its principal executive office no later than March 17, 2003. Any such proposals also must comply with the rules and regulations of the Securities and Exchange Commission regarding the inclusion of shareholder proposals in company sponsored proxy materials. In order for a shareholder proposal to be raised from the floor during next year’s annual meeting (without being included in the proxy materials), written notice of the proposal must be received by the Company no later than May 31, 2003. The persons named as proxies by the Company for that meeting will have discretionary authority to vote on any shareholder proposal for which such notice is not properly received by the Company and as otherwise permitted pursuant to the Commission’s rules and regulations regarding the voting of proxies. Any director nominations made by shareholders also must comply with the relevant provisions set forth in Article I of the Company’s Bylaws. A copy of the Bylaws have been filed with the Commission and are available on the Commission’s website (www.sec.gov) or they may be obtained by sending a written request to the Corporate Secretary at the Company’s headquarters.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

             Exhibit 99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             Exhibit 99.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K.

             None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By	/s/ Marvin E. Dee

Marvin E. Dee, Vice President, Chief
Financial Officer, Secretary, Treasurer
Dated: August 14, 2002