Form 10-Q
period 2002-09-30
HAWKINS INC
filed 2002-11-14
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES      ☒         NO       ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 8, 2002
Common Stock, par value $.05 per share	10,216,688

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2002 (UNAUDITED)	MARCH 31, 2002 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,796,542	$7,339,895
Investments available-for-sale	18,669,688	7,170,748
Trade receivables-net	10,777,043	10,610,386
Inventories	9,327,872	9,397,541
Prepaid expenses and other current assets	1,333,513	1,977,667
Total current assets	43,904,658	36,496,237

PROPERTY, PLANT AND EQUIPMENT-net	27,513,410	27,940,170

INTANGIBLE ASSETS-less accumulated amortization of $1,159,644 and $1,017,901, respectively	3,203,405	3,345,148

OTHER ASSETS	3,566,120	3,705,578
	$78,187,593	$71,487,133
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable — trade	$4,813,335	$4,095,820
Current portion of long-term debt	116,823	116,823
Dividends payable	1,532,503	1,532,690
Other current liabilities	6,393,440	4,004,451
Total current liabilities	12,856,101	9,749,784

DEFERRED INCOME TAXES	929,851	953,851

OTHER LONG-TERM LIABILITIES	290,760	353,063

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,216,688 shares issued and outstanding	510,834	510,834
Additional paid-in capital	37,747,492	37,747,492
Accumulated other comprehensive loss	(188,285)	(145,528)
Retained earnings	26,040,840	22,317,637
Total shareholders’ equity	64,110,881	60,430,435
	$78,187,593	$71,487,133

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30		SIX MONTHS ENDED SEPTEMBER 30
	2002	2001	2002	2001
	(UNAUDITED)		(UNAUDITED)

Sales	$27,636,311	$28,543,374	$54,919,212	$57,522,030

Cost of sales	19,673,756	21,769,871	39,205,531	43,668,201

Gross margin	7,962,555	6,773,503	15,713,681	13,853,829

Selling, general and administrative expenses	3,895,389	3,755,731	7,691,224	7,601,646

Income from operations	4,067,166	3,017,772	8,022,457	6,252,183

Interest income	190,189	51,043	323,338	262,043

Interest expense	(2,044)	(9,038)	(4,089)	(14,796)

Income before income taxes	4,255,311	3,059,777	8,341,706	6,499,430

Provision for income taxes	1,574,000	613,820	3,086,000	1,970,520

Net income	$2,681,311	$2,445,957	$5,255,706	$4,528,910

Weighted average number of shares outstanding	10,216,688	10,269,346	10,216,688	10,306,014

Earnings per share — basic and diluted	$0.26	$0.24	$0.51	$0.44

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30
	2002	2001
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,255,706	$4,528,910
Reconciliation to cash flows:
Depreciation and amortization	1,451,510	1,455,141
Deferred income taxes	40,000	(202,109)
Changes in operating accounts (requiring) providing cash:
Trade receivables	(166,657)	(295,455)
Inventories	69,669	(6,082,779)
Accounts payable	717,515	2,458,186
Other liabilities	2,326,686	1,344,340
Other	565,130	1,068,450

Net cash provided by operating activities	10,259,559	4,274,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(883,007)	(3,155,997)
Purchases of investments	(16,565,697)	(526,386)
Sale and maturities of investments	5,000,000	1,032,018
Payments received on notes receivable	178,482	187,450

Net cash used in investing activities	(12,270,222)	(2,462,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,532,690)	(1,555,086)
Acquisition and retirement of stock		(1,001,282)

Net cash used in financing activities	(1,532,690)	(2,556,368)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,543,353)	(744,599)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,339,895	1,863,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,796,542	$1,118,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,505,724	$1,463,071

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

2.	The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

3.	Inventories, principally valued by the LIFO method, are less than current cost by approximately $450,000 at September 30, 2002. Inventory consists principally of finished goods.

4.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company adopted the provisions of SFAS No. 142 on April 1, 2002. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No.142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The implementation of SFAS No. 142 did not impact the Company’s financial statements since the Company does not have any goodwill recorded. As of September 30, 2002 the Company had net intangible assets of $3,203,405 and amortization expense during the six months ended September 30, 2002 was approximately $142,000. The estimated amortization expense for each of the next five years is approximately $284,000 per year.

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

5.

The Company has two reportable segments: Industrial and Water Treatment. Reportable segments are defined by product and type of customer. Each segment is responsible for the sales, marketing and development of its products and services. The segments do not have separate accounting, administration, customer service or purchasing functions.

		WATER
REPORTABLE SEGMENTS	INDUSTRIAL	TREATMENT	TOTAL

THREE MONTHS ENDED SEPTEMBER 30, 2002
Sales	$16,869,406	$10,766,905	$27,636,311
Gross margin	4,198,352	3,764,203	7,962,555
Income from operations	1,779,204	2,287,962	4,067,166

THREE MONTHS ENDED SEPTEMBER 30, 2001
Sales	$17,778,313	$10,765,061	$28,543,374
Gross margin	3,545,389	3,228,114	6,773,503
Income from operations	859,955	2,157,817	3,017,772

SIX MONTHS ENDED SEPTEMBER 30, 2002
Sales	$33,987,856	$20,931,356	$54,919,212
Gross margin	8,338,949	7,374,732	15,713,681
Income from operations	3,563,026	4,459,431	8,022,457

SIX MONTHS ENDED SEPTEMBER 30, 2001
Sales	$36,792,757	$20,729,273	$57,522,030
Gross margin	7,420,746	6,433,083	13,853,829
Income from operations	2,212,083	4,040,100	6,252,183

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE INFORMATION CONTAINED IN THIS FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING INFORMATION OR STATEMENTS INCLUDE STATEMENTS ABOUT THE FUTURE OF THE INDUSTRIES REPRESENTED BY OUR OPERATING GROUPS, STATEMENTS ABOUT OUR FUTURE BUSINESS PLANS AND STRATEGIES, THE TIMELINESS OF PRODUCT INTRODUCTIONS AND DELIVERIES, EXPECTATIONS ABOUT INDUSTRY AND MARKET GROWTH DEVELOPMENTS, EXPECTATIONS ABOUT OUR GROWTH AND PROFITABILITY AND OTHER STATEMENTS THAT ARE NOT HISTORICAL IN NATURE. MANY OF THESE STATEMENTS CONTAIN WORDS SUCH AS “MAY,” “WILL,” “BELIEVE,” “INTEND,” “ESTIMATE,” OR “CONTINUE” OR OTHER SIMILAR WORDS.

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

RESULTS OF OPERATIONS

Sales decreased $907,063, or 3.2%, in the three months ended September 30, 2002, and $2,602,818, or 4.5%, in the six months ended September 30, 2002 as compared to the same respective periods in 2001. The Industrial segment decreased $908,907 and $2,804,901, respectively, in the three and six-month periods ended September 30, 2002 as compared to the same respective periods in 2001. These decreases were mainly attributable to selling price decreases of a single, large-volume product (caustic soda), which was partially offset by increased sales volumes in several other product lines. The Water Treatment segment sales were flat in the three month period ended September 30, 2002 as compared to the comparable period one year ago and had an increase of $202,083 in the six months ended September 30, 2002 as compared to the six months ended September 30, 2001. The increase is due to both increased sales volumes and selling prices.

Gross margin, as a percentage of sales, for the three and six months ended September 30, 2002 was 28.8% and 28.6%, respectively, compared to 23.7% and 24.1%, respectively, for the comparable periods in 2001. For the Industrial segment, gross margin, as a percentage of sales, was 24.9% for the three months ended September 30, 2002 compared to 19.9% in the prior year and 24.5% for the six months ended September 30, 2002 compared to 20.2% for the comparable period in 2001. These increases are mainly due to improved margins in most product lines and to fluctuations in the cost and selling price of caustic soda. During 2001, the cost and selling price of caustic soda was decreasing and has been increasing during 2002. Due to the large quantities of caustic soda inventory that are maintained to meet customer requirements and because the Company is on the LIFO method of valuing inventories, any cost fluctuations can impact gross margins. The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases. The cost of this product is normally subject to fluctuations, which are expected to continue in future periods. By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing. The Company has generally been able to, and expects to continue to, adjust its selling price as the cost of materials and other expenses changes. Gross margin, as a percentage of sales, for the Water Treatment segment was 35.0% for the three months ended September 30, 2002 compared to 30.0% in the comparable period of 2001 and 35.2% for the six-month period ended September 30, 2002 compared to 31.0% for the comparable period of 2001. These increases are primarily attributable to the fluctuations in caustic soda prices mentioned above and to increased sales in product lines that have a higher gross margin percentage.

Selling, general and administrative expenses for the three and six month periods ended September 30, 2002 increased $139,658 and $89,578, respectively, as compared to the comparable periods in 2001. Selling, general and administrative expenses are expected to remain at similar levels for the remainder of fiscal 2003 as these expenses, excluding employee compensation and related benefits, are relatively fixed in nature and vary only slightly with sales fluctuations.

INTEREST INCOME

Interest income increased during the three and six-month periods ended September 30, 2002 as compared to the same respective periods in 2001. The increases were primarily due to fluctuations in cash available for investment and higher returns on the Company’s cash equivalents and available for sale securities, which consist primarily of money market accounts, municipal bonds, mutual funds, and annuity contracts.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended September 30, 2002, cash provided by operations was $10,259,559 compared to $4,274,684 for the six-month period ended September 30, 2001. This increase was due primarily to fluctuations in inventory values and quantities and the increase in net income.

Cash and investments available-for-sale increased by $7,955,587 from March 31, 2002 to $22,466,230 as of September 30, 2002. The increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses. Cash equivalents consist of money market accounts at a financial institution. Investments consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of variable rate municipal bonds and mutual funds carried at fair value. Investments are highly liquid and are available upon demand generally with only a minor penalty.

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

Other than as discussed above, management is not aware of any matters that have materially affected the first six months of fiscal 2003, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

MARKET RISK

At September 30, 2002, the Company had an investment portfolio of fixed income securities of $13,046,373 and mutual funds of $5,744,227, excluding $5,065,799 of those classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or on the amount ultimately realized on the investment. The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility. The Company intends to continue to hold the mutual funds until it has a need to liquidate the investments and does not anticipate a present need to liquidate the investment. Therefore, the Company would not expect a material adverse impact on net income or cash flows or the amount ultimately realized on the investment.

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

Property, Plant and Equipment — Property, plant and equipment are stated at cost and depreciated over the lives of the assets using both the straight-line and declining balance methods. Major replacements and improvements are capitalized, while maintenance and repairs, which do not improve or extend the useful lives of the respective assets are charged to operations. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Statement of Income at the time of disposal.

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

Item 4. Controls and Procedures and Submission of Matters to a Vote of Security Holders

(a)         Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)        Submission of Matters to a Vote of Security Holders

A meeting of the shareholders of the Company was held on August 14, 2002.

The following is a tabulation of the results of votes cast on the matters voted upon at the meeting of the shareholders:

PROPOSAL 1:  Election of Directors.  All of management’s nominees for director were elected with the following votes:

	For	Withheld	Abstain	Broker Non-votes
John R. Hawkins	7,432,138	207,469	0	0
Kurt R. Norman	7,203,189	436,418	0	0
Dean L. Hahn	7,331,574	308,033	0	0
Donald L. Shipp	7,264,364	375,243	0	0
Howard M. Hawkins	7,515,885	123,722	0	0
John S. McKeon	7,332,011	307,596	0	0
Duane M. Jergenson	7,332,011	307,596	0	0
G. Robert Gey	7,328,379	311,228	0	0
Daryl I. Skaar	7,327,309	312,298	0	0

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

Marvin E. Dee, Vice President, Chief
Financial Officer, Secretary, Treasurer
Dated: November 14, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John R. Hawkins, Chief Executive Officer certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hawkins, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:
a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
6.

The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, influencing any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John R. Hawkins

John R. Hawkins
Chief Executive Officer
November 14, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Marvin E. Dee, Chief Financial Officer certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hawkins, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:
a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
6.

The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, influencing any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Marvin E. Dee

Marvin E. Dee
Chief Financial Officer
November 14, 2002