Form 10-Q
period 2002-12-31
HAWKINS INC
filed 2003-02-14
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

YES         ☒            NO          ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐            NO          ☐            N/A        ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 7, 2003
Common Stock, par value $.05 per share	10,216,688

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	DECEMBER 31, 2002	MARCH 31, 2002
	(UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$877,206	$7,339,895
Investments available-for-sale	19,830,896	7,170,748
Trade receivables-net	9,761,724	10,610,386
Inventories	9,533,467	9,397,541
Prepaid expenses and other current assets	2,014,035	1,977,667
Total current assets	42,017,328	36,496,237

PROPERTY, PLANT AND EQUIPMENT-net	27,515,407	27,940,170

INTANGIBLE ASSETS-less accumulated amortization of $1,230,515 and $1,017,901, respectively	3,132,534	3,345,148

OTHER ASSETS	3,495,320	3,705,578
	$76,160,589	$71,487,133
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$3,795,460	$4,095,820
Current portion of long-term debt		116,823
Dividends payable		1,532,690
Other current liabilities	5,198,709	4,004,451
Total current liabilities	8,994,169	9,749,784

DEFERRED INCOME TAXES	940,851	953,851

OTHER LONG-TERM LIABILITIES	258,889	353,063

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,216,688 shares issued and outstanding	510,834	510,834
Additional paid-in capital	37,747,492	37,747,492
Accumulated other comprehensive loss	(167,649)	(145,528)
Retained earnings	27,876,003	22,317,637
Total shareholders’ equity	65,966,680	60,430,435
	$76,160,589	$71,487,133

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED DECEMBER 31		NINE MONTHS ENDED DECEMBER 31
	2002	2001	2002	2001
	(UNAUDITED)		(UNAUDITED)

Sales	$24,331,951	$25,210,631	$79,251,163	$82,732,661

Cost of sales	18,041,370	19,251,256	57,246,901	62,919,457

Gross margin	6,290,581	5,959,375	22,004,262	19,813,204

Selling, general and administrative expenses	3,578,708	3,510,094	11,269,932	11,111,740

Income from operations	2,711,873	2,449,281	10,734,330	8,701,464

Interest income	201,290	127,200	524,628	389,243

Interest expense	—	(3,877)	(4,089)	(18,673)

Income before income taxes	2,913,163	2,572,604	11,254,869	9,072,034

Provision for income taxes	1,078,000	952,000	4,164,000	2,922,520

Net income	$1,835,163	$1,620,604	$7,090,869	$6,149,514

Weighted average number of shares outstanding	10,216,688	10,222,145	10,216,688	10,278,053

Earnings per share - basic and diluted	$0.18	$0.16	$0.69	$0.60

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED DECEMBER 31
	2002	2001
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,090,869	$6,149,514
Reconciliation to cash flows:
Depreciation and amortization	2,201,147	2,181,670
Deferred income taxes	40,000	(10,461)
Changes in operating accounts providing (requiring) cash:
Trade receivables	848,662	1,838,406
Inventories	(135,926)	(5,524,500)
Accounts payable	(300,360)	(980,203)
Other liabilities	1,100,084	(362,159)
Other	(89,460)	321,853

Net cash provided by operating activities	10,755,016	3,614,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,563,770)	(3,787,722)
Purchases of investments	(17,985,269)	(577,489)
Sale and maturities of investments	5,290,000	4,532,018
Payments received on notes receivable	223,350	276,581

Net cash (used in) provided by investing activities	(14,035,689)	443,388

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,065,193)	(3,092,891)
Debt repayment	(116,823)	(109,180)
Acquisition and retirement of stock	—	(1,253,072)

Net cash used in financing activities	(3,182,016)	(4,455,143)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,462,689)	(397,635)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,339,895	1,863,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$877,206	$1,465,820

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$3,641,224	$1,920,571

Cash paid for interest	$8,177	$15,820

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

2.	The results of operations for the period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

3.	Inventories, principally valued by the LIFO method, are less than current cost by approximately $450,000 at December 31, 2002. Inventory consists principally of finished goods.

4.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company adopted the provisions of SFAS No. 142 on April 1, 2002. Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No.142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The implementation of SFAS No. 142 did not impact the Company’s financial statements since the Company does not have any goodwill recorded. As of December 31, 2002 the Company had net intangible assets of $3,132,534 and amortization expense during the nine months ended December 31, 2002 was approximately $213,000. The estimated amortization expense for each of the next five years is approximately $284,000 per year.

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

REPORTABLE SEGMENTS	INDUSTRIAL	WATER TREATMENT	TOTAL

THREE MONTHS ENDED DECEMBER 31, 2002
Sales	$16,551,720	$7,780,231	$24,331,951
Gross margin	4,015,042	2,275,539	6,290,581
Income from operations	1,485,441	1,226,432	2,711,873

THREE MONTHS ENDED DECEMBER 31, 2001
Sales	$18,133,405	$7,077,226	$25,210,631
Gross margin	3,980,546	1,978,829	5,959,375
Income from operations	1,392,476	1,056,805	2,449,281

NINE MONTHS ENDED DECEMBER 31, 2002
Sales	$50,539,576	$28,711,587	$79,251,163
Gross margin	12,353,991	9,650,271	22,004,262
Income from operations	5,048,467	5,685,863	10,734,330

NINE MONTHS ENDED DECEMBER 31, 2001
Sales	$54,926,162	$27,806,499	$82,732,661
Gross margin	11,401,292	8,411,912	19,813,204
Income from operations	3,604,559	5,096,905	8,701,464

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

RESULTS OF OPERATIONS

Sales decreased $878,680, or 3.5%, in the three months ended December 31, 2002, and $3,481,498, or 4.2%, in the nine months ended December 31, 2002 as compared to the respective periods in 2001. The Industrial segment decreased $1,581,685 and $4,386,586, respectively, in the three and nine-month periods ended December 31, 2002 as compared to the respective periods in 2001. These decreases were mainly attributable to selling price decreases of a single, large-volume product (caustic soda), which was partially offset by increased sales volumes in several other product lines. The Water Treatment segment sales increased $703,005 in the three month period ended December 31, 2002 as compared to the comparable period one year ago and had an increase of $905,088 in the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001. These increases are due primarily to increased sales volumes and, to a lesser extent, selling price increases.

Gross margin, as a percentage of sales, for the three and nine months ended December 31, 2002 was 25.9% and 27.8%, respectively, compared to 23.6% and 23.9%, respectively, for the comparable periods in 2001. For the Industrial segment, gross margin, as a percentage of sales, was 24.3% for the three months ended December 31, 2002 compared to 22.0% in the prior year and 24.4% for the nine months ended December 31, 2002 compared to 20.8% for the comparable period in 2001. These increases are mainly due to improved margins in most product lines, including caustic soda. Due to the large quantities of caustic soda inventory that are maintained to meet customer requirements combined with the normal price fluctuations of this product, which are expected to continue in future periods, the gross margin and gross margin percentage will vary. Gross margin, as a percentage of sales, for the Water Treatment segment was 29.2% for the three months ended December 31, 2002 compared to 28.0% in the comparable period of 2001 and 33.6% for the nine-month period ended December 31, 2002 compared to 30.3% for the comparable period of 2001. These increases are primarily attributable to the fluctuations in caustic soda prices mentioned above and to increased sales in product lines that have a higher gross margin percentage.

Selling, general and administrative expenses for the three and nine month periods ended December 31, 2002 increased 2.0% and 1.4% respectively, as compared to the comparable periods in 2001. Selling, general and administrative expenses are expected to remain at similar levels for the remainder of fiscal 2003 as these expenses, excluding employee compensation and related benefits, are relatively fixed in nature and vary only slightly with sales fluctuations.

INTEREST INCOME

Interest income increased during the three and nine-month periods ended December 31, 2002 as compared to the same respective periods in 2001. The increases were primarily due to fluctuations in cash available for investment and higher returns on the Company’s cash equivalents and available for sale securities, which consist primarily of money market accounts, municipal bonds, U.S. government agency securities, mutual funds, and investment contracts with high-rated, stable insurance companies.

PROVISION FOR INCOME TAXES

The effective income tax rate was 37.0% for the three-month periods ended December 31, 2002 and 2001 and was 37.0% for the nine-month period ended December 31, 2002 compared to 32.2% for the nine-month period ended December 31, 2001. The decrease during the nine-month period ended December 31, 2001 was due to changes in state apportionment factors and a deduction for dividends paid on allocated shares held in the Employee Stock Ownership Plan and Trust.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended December 31, 2002, cash provided by operations was $10,755,016 compared to $3,614,120 for the nine-month period ended December 31, 2001. This increase was due primarily to fluctuations in inventory values and quantities, timing of retirement plan payments and the increase in net income.

Cash and investments available-for-sale increased by $6,197,459 from March 31, 2002 to $20,708,102 as of December 31, 2002. The increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses. Cash equivalents consist of money market accounts at a financial institution. Investments consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of variable rate municipal bonds, U.S. government agency securities and mutual funds carried at fair value. Investments are highly liquid and are available upon demand generally with only a minor penalty.

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

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. Until appropriate investment opportunities are identified, the Company plans to continue to invest excess cash in conservative investments.

Other than as discussed above, management is not aware of any matters that have materially affected the first nine months of fiscal 2003, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

MARKET RISK

At December 31, 2002, the Company had an investment portfolio of fixed income securities of $14,135,971 and mutual funds of $5,812,068, excluding $2,162,169 of those classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income, cash flows, or the amount ultimately realized on the investment. The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility. The Company intends to continue to hold the mutual funds until it has a need to liquidate the investments. The Company does not anticipate a need to liquidate the investments in the foreseeable future and, therefore, does not expect a material adverse impact on net income, cash flows, or the amount ultimately realized on the investments.

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

Property, Plant and Equipment – Property, plant and equipment are stated at cost and depreciated over the lives of the assets using both the straight-line and declining balance methods. Major replacements and improvements are capitalized, while maintenance and repairs, which do not improve or extend the useful lives of the respective assets are charged to operations. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the Statement of Income at the time of disposal.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk during the quarter ended December 31, 2002. For additional information, refer to Item 7A in the Company's Report on Form 10-KT for the six-month transitional period ended March 31, 2002.

ITEM 4.                  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II. OTHER INFORMATION

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
Dated: February 14, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John R. Hawkins, Chief Executive Officer of Hawkins, Inc., certify that:

1.		I have reviewed this quarterly report on Form 10-Q of Hawkins, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John R. Hawkins
John R. Hawkins
Chief Executive Officer
February 14, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Marvin E. Dee, Chief Financial Officer of Hawkins, Inc., certify that:

1.		I have reviewed this quarterly report on Form 10-Q of Hawkins, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Marvin E. Dee
Marvin E. Dee
Chief Financial Officer
February 14, 2003