Form 10-K
period 2003-03-30
HAWKINS INC
filed 2003-06-27
CIK 46250

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 30, 2003

Commission File No. 0-7647

HAWKINS, INC.

(Exact Name of Registrant as specified in its Charter)

MINNESOTA	41-0771293
(State of Incorporation)	(I.R.S. Employer Identification No.)

3100 East Hennepin Avenue, Minneapolis, Minnesota	55413
(Address of Principal Executive Offices)	(Zip Code)

(612) 331-6910
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.05 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐        NO    ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $65,982,706 based upon the closing sale price for

Hawkins, Inc.’s common stock on that date as reported by The Nasdaq Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.

As of May 30, 2003, the Registrant had 10,216,688 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be held August 14, 2003.

PART I

ITEM 1.                                                     BUSINESS.

(a)                                  GENERAL DEVELOPMENT OF THE BUSINESS.  Hawkins, Inc. was incorporated in Minnesota in 1955 and has its principal executive offices at 3100 East Hennepin Avenue, Minneapolis, Minnesota.  As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the content, “Hawkins,” “we,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. and its predecessors.

In fiscal 1998, the Company combined three of its former subsidiaries, Feed-Rite Controls, Inc., Mon-Dak Chemical, Inc., and Dakota Chemical, Inc. and its Arrowhead Chemical Division together to form a single wholly-owned subsidiary known as Hawkins Water Treatment Group, Inc. (HWTG).  In fiscal 1999, the Company merged HWTG into the Company.  During fiscal 2000, the Company acquired certain assets of St. Mary’s Chemicals, Inc. (discussed more fully in paragraph (c)(i)(B) below).  In fiscal 2001, the Company changed its corporate name to Hawkins, Inc., reflecting the fact the Company has expanded its original business beyond the distribution of chemicals.

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

(c)                                  NARRATIVE DESCRIPTION OF THE BUSINESS.

(i)                                     PRODUCTS AND MARKETS.  The Company’s business is conducted in two segments, Water Treatment and Industrial, which are more fully described below:

(A)                              WATER TREATMENT.  The Water Treatment segment specializes in providing equipment, chemicals and solutions to problems for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water.  The Water Treatment Group has warehouses in eleven cities and utilizes a Driver/Technician/Salesperson approach in supplying products and service to customers in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska, Illinois, Michigan, Montana, Kansas and Wyoming.  In December 2000, operations in the Minneapolis/St. Paul area relocated to a new 59,000 square-foot facility, “the Red Rock facility.” The Red Rock facility, located on the Mississippi River in St. Paul, Minnesota, has improved operational efficiencies, as the Water Treatment operations are now located at the facility where several key products are produced and the consolidated warehouse space has reduced the amount of time required to load trucks between deliveries.

(B)                                INDUSTRIAL.  The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, chemical processing, pulp and paper, medical device and plating industries.  In addition, the Industrial segment provides products and services to food manufacturers and processing plants.  The Industrial segment also distributes a variety of pharmaceutical products, manufactures and sells certain food grade products, including the Cheese-Phos® liquid phosphate product (discussed more fully in paragraph (iv) below) and other blended products, none of which are material to the Company.  This segment conducts its business primarily through distribution centers and terminal operations.

The Industrial segment receives, stores and distributes various chemicals in bulk, including liquid caustic soda, phosphoric acid, potassium hydroxide and aqua ammonia; manufactures sodium hypochlorite (bleach) and agricultural products; repackages liquid chlorine; and performs custom blending of certain chemicals for customers according to customer formulas.  The Industrial segment operates liquid caustic soda barge terminals to receive shipments during the period the Mississippi River is open to barge traffic (approximately April 1 through November 15).  During the remainder of the year the Company relies on stockpiles, as well as supplies shipped in by railroad tank car.  Approximately 80% of the terminal operations business is related to liquid caustic soda.  Pursuant to operating agreements it has with other chemical companies, the Company receives and stores liquid caustic soda and other chemicals at their two terminal sites, Hawkins Terminal 1 and Terminal 2.  Terminal 1 and Terminal 2 are located on opposite sides of the Mississippi River in St. Paul, Minnesota.  The chlorine repackaging and bleach manufacturing operations, formerly located at Terminal 1, were moved to the Red Rock facility during fiscal 2001.

Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings four times, the most recent being in the spring of 2001.  From approximately April 12, 2001 to May 8, 2001, the areas around the terminals were flooded, preventing shipments to and from these locations.  The terminals themselves were not flooded as the facilities were adequately protected by dikes.  Additionally, the high water interrupted barge traffic on the Mississippi River and no caustic soda barges were received from the closing of the river in the fall of 2000 until the end of May 2001.  No substantial interruptions to sales resulted from the flooding as trucks and railroad tank cars were used as an alternative means of supply.  However, the Company incurred additional shipping, labor, and other costs and was not able to pass through all of these costs to its customers.  This had a negative impact on earnings in the third quarter of fiscal 2001 of approximately $200,000.  No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the Company’s operations in the future from flooding.  In September 2001, a 1.5 million-gallon caustic soda storage tank was completed at the Red Rock facility allowing it to serve as an additional terminal for bulk chemicals.  Historically, the property on which the Red Rock facility is located has not been subject to flooding when Terminals 1 and 2 were not usable due to high water and the facility was not affected by the flooding in 2001.  The Company believes the impact of future flooding, if any, will be reduced as the Red Rock facility is expected to allow the Company to continue normal shipping to customers during periods of high water levels.

The Industrial segment also includes a manufacturing, blending and sales distribution center for industrial chemicals, food grade chemicals, high-purity electronic chemicals and laboratory chemicals and supplies.  Bulk industrial chemicals are generally repackaged and sold in smaller quantities to the Company’s customers.  Sales are concentrated primarily in Wisconsin, Minnesota, northern Iowa, and North and South Dakota.  The principal products are acids and alkalis and industrial and food grade salts.  The Industrial segment also specializes in sales to the plating and electronic industries, for which it relies on a specially trained sales staff that works directly with customers on their surface finishing needs.

On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary’s Chemicals, Inc. d.b.a. Universal Chemicals.  Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers.  On May 26, 2000, the Company also entered into a five-year employment agreement with one of the previous owners and consulting agreements with the other two previous owners of Universal Chemicals.  The employment agreement and consulting agreements contain performance bonuses and non-compete provisions.  The agreements are based on Universal Chemicals’ operating results, as defined, for five years after the acquisition date and have a maximum payout of $3,520,000.  The non-compete provisions extend for a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals’ operating results, as defined in the agreements, for five years after the termination date.

(ii)                                  NEW PRODUCTS.  The Company did not have any significant new products during the fiscal year ended March 30, 2003.

(iii)                               RAW MATERIALS.  The Company’s segments have approximately 300 suppliers, including many of the major chemical producers in the United States, of which approximately 20 account for a majority of the Company’s purchases.  The Company’s segments typically have written distributorship agreements or supply contracts with their suppliers that are renewed from time to time.  Although there is no assurance that any contract or understanding with any supplier will not be terminated in the foreseeable future, most of the products purchased can be obtained from alternative sources should existing relationships be terminated.

(iv)                              PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS.  There are no patents, trademarks, licenses, franchises or concessions that are currently material to the successful operation of the Company’s business.  The Company has, however, obtained a patent on a liquid form of sodium phosphate for use in the processed food industry, as described below.  The patent was granted on October 17, 1995 and will expire on November 8, 2013.  The Company’s patented Cheese-Phos®, a two-component liquid sodium phosphate, is stored at room temperature.  Other competing liquid sodium phosphates must be stored at elevated temperatures to prevent crystallization because they are single component.  Liquid delivery systems, in general, are more economical than dry delivery systems and are easier to automate, measure, monitor and control.  As a two-component liquid process, Cheese-Phos®, when mixed with varied amounts of sodium hydroxide, can create all of the ratios of sodium phosphates that process cheese makers use.  This minimizes inventories for producers.  Cheese-Phos® has not and is not expected to materially increase the Company’s sales or profits.

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

(vii)                           DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS.  No one customer represents more than approximately 5% of the Company’s sales, but the loss of its five largest customers could have a material adverse effect on the Company’s results of operations.  Additionally, no one customer represents 10% or more of either the Water Treatment segment or Industrial segment sales.

(viii)                        BACKLOG.  Backlog is not material to an understanding of the Company’s business.

(ix)                                GOVERNMENT CONTRACTS.  No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of any state or federal governmental subdivision or agency.

(x)                                   COMPETITIVE CONDITIONS.  The Company operates in a competitive industry and competes with producers, distributors and sales agents offering chemicals equivalent to all of the products handled by the Company.  Many such producers and distributors are substantially larger than the Company.  No one competitor, however, is dominant in the Company’s market.  Price and service are the principal factors affecting competition in the industry.

(xi)                                RESEARCH AND DEVELOPMENT.  The Company does not have a formal research and development function.  Employees are assigned to research and development projects as the need arises.  During the fiscal year ended March 30, 2003, expenditures for research and development were negligible and not material to the Company’s business.

(xii)                             ENVIRONMENTAL MATTERS.  The Company is primarily a compounder and distributor, rather than a manufacturer, of chemical products.  As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effects upon the capital expenditures, earnings or competitive position of the Company.  The Company does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal 2004.

(xiii)                          EMPLOYEES.  The number of persons employed by the Company as of March 30, 2003 was 201.

(d)                                 FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.  Because the Company deals primarily in one geographic area of the United States, a breakdown of sales, profitability or assets attributable to different geographic areas is not meaningful to an understanding of the Company’s business.

(e)                                  AVAILABLE INFORMATION.  Our Internet website is: http://www.hawkinsinc.com.  We have made available, free of charge, through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

As noted above, in December 2000 the Company completed the Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land.  This facility has outside storage capacity of approximately 1.5 million gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals.  The land is leased from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the annual tonnage unloaded at the site through May 31, 2029.  The basic rent and annual tonnage rent are to be renegotiated every five years beginning June 1, 2004.

In addition to the facilities described above, the Company’s other facilities are described below.  These facilities, together with those described above, are adequate and suitable for the purposes they serve.  Unless noted, each facility is owned and is fully utilized by the Company.

Segment	Location	Primary Use	Approx. Square Feet

Industrial	St. Paul, MN (1)	Office, Warehouse and Garage	32,000
	St. Paul, MN (1)	Office	3,000
Water Treatment	Fargo, ND (2)	Office and Warehouse	22,800
	Fond du Lac, WI	Warehouse	20,300
	Washburn, ND (3)	Office and Warehouse	14,000
	Billings, MT	Office and Warehouse	6,000
	Sioux Falls, SD (4)	Warehouse	18,000
	Rapid City, SD	Warehouse	3,600
	Willow Springs, IL (5)	Warehouse	2,000
	Superior, WI	Office and Warehouse	17,000
	Slater, IA	Warehouse	8,700
	Lincoln, NE (5)	Office and Warehouse	5,400

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

(3)                                  Part of this facility is leased to a third party (2,500 square feet).

(4)                                  Part of this facility is leased to a third party (6,000 square feet).

(5)                                  This facility is leased from a third party.

The Company also owns several trucks, tractors, trailers and vans.

ITEM 3.                                                     LEGAL PROCEEDINGS.

Not Applicable.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 4A.                                           The executive officers of the Company, their ages and offices held, as of May 31, 2003 are set forth below:

Name	Age	Office

John R. Hawkins	51	Chairman of the Board and Chief Executive Officer

Kurt R. Norman	47	President and Chief Operating Officer

Marvin E. Dee	54	Vice President, Chief Financial Officer, Secretary, and Treasurer

Keenan A. Paulson	53	Vice President - Water Treatment Group

John R. Sevenich	45	Vice President - Manufacturing and Specialty Products

Daniel E. Soderlund	40	Vice President - Pharmaceuticals

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

PART II

ITEM 5.                                                     MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarterly Stock Data	High	Low

Fiscal 2003
4th Quarter	$9.400	$8.400
3rd Quarter	9.000	8.000
2nd Quarter	9.900	8.110
1st Quarter	10.200	8.800

Fiscal 2002
2nd Quarter	$9.650	$8.370
1st Quarter	8.900	7.150

Fiscal 2001
4th Quarter	$8.900	$7.080
3rd Quarter	9.688	8.140
2nd Quarter	10.250	8.375
1st Quarter	8.750	6.625

Cash Dividends	Declared	Paid

Fiscal 2004
1st Quarter		$.18

Fiscal 2003
4th Quarter	$.18
3rd Quarter		$.15
2nd Quarter	$.15
1st Quarter		$.15

Fiscal 2002
2nd Quarter	$.15
1st Quarter		$.15

Fiscal 2001
4th Quarter	$.15
3rd Quarter		$.15
2nd Quarter	$.15
1st Quarter		$.15

The Company’s common shares are traded on The Nasdaq Stock Market® under the symbol “HWKN.”  The price information represents closing sale prices as reported by Nasdaq.  As of March 30, 2003, there were approximately 700 registered common stockholders.  Additionally, the Depository Trust Company, the principal central securities depository in the United States, held the shares of approximately 1,400 stockholders that were counted as owned by one holder.

The Company first started paying cash dividends in 1985 and has done so consecutively since that time.  Future dividend levels will be dependent upon Hawkins’ results of operations, financial position, cash flows and other factors, and will be evaluated by the Hawkins Board of Directors.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA TABLES

Fiscal Year	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Years Ended September

			2001	2000	1999	1998

Sales	$104,004,611	$49,868,179	$107,931,668	$98,021,731	$96,734,470	$95,860,765

Net income	8,430,172	3,083,771	7,117,578	8,567,699	9,698,642	8,213,869

Basic and diluted earnings per common share	.83	.30	.69	.81	.87	.71

Cash dividends declared per common share	.33	.15	.30	.32	.27	.20

Cash dividends paid per common share	.30	.15	.30	.29	.25	.19

Total assets	81,098,739	71,487,133	74,868,121	69,894,520	68,999,827	66,535,475

Long-term debt			116,823	226,003	328,040	423,402

The Company changed its fiscal year end from the Sunday closest to September 30 to the Sunday closest to March 31, beginning after a six-month transitional period ended on March 31, 2002.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General.”

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

The information contained in this Annual Report on Form 10-K for the year ended March 30, 2003 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Annual Report on

Form 10-K and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission.  Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on

Form 10-K.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

RISK FACTORS

In addition to specific factors which may be described in connection with any of the Company’s forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following items.

•                Reduced profit margins due to the cyclical nature of commodity chemical prices. The cyclicality of commodity chemical markets, such as caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity.  The Company cannot predict with any certainty whether the markets for its commodity chemicals will favorably impact the Company’s operations or whether the Company will experience losses due to excess production resulting in oversupply and hence lower prices.

•                Unforeseen liabilities arising from litigation, particularly liabilities that may arise from claims under environmental laws which may impose liability for the release of hazardous materials whether or not the Company had knowledge of or was responsible for such release.

•                Changes in governmental and regulatory policies that affect the Company which may entail significant cost increases relating to the handling, storage, transportation, treatment or disposal of hazardous materials.

•                Increased competition which could affect our ability to raise prices or successfully enter certain markets.

•                Changes in customer demand which may significantly reduce revenues and income.

•                Changes in product costs or operating expenses which may reduce our operating margins.

•                The financial condition of our customers and their ability to purchase our products at comparable prices.

•                Significant changes in our business strategies, including acquisition, divestiture and restructuring activities which may affect our ability to focus on operating activities or increase costs.

•                General economic and political conditions, such as political instability or the rate of economic growth in our principal geographic or product markets.

•                Changes in operating factors, such as our ability to make continued improvements in distribution efficiencies and inventory risks due to shifts in market demand.

•                Unforeseen or recurring operational problems or natural disasters at any of our facilities causing significant lost production and/or increased costs.

•                Technology risks, such as failure to continue to make process improvements to reduce costs or to analyze our business.

•                Loss of senior management or other key personnel and our ability to hire suitable replacements in a timely manner.

These factors are not exhaustive and new factors may emerge or existing factors may change in a manner that impacts our business.  We assume no obligation and disclaim any duty to update the forward-looking statements in this Annual Report on Form 10-K or any other public statement.

GENERAL

In December 2001, the Company changed its fiscal year end to a 52/53-week year ending on the Sunday closest to March 31 from a 52/53-week fiscal year ending on the Sunday closest to September 30.  The change in year-end better matches the Company’s annual reporting process to its natural business cycles.  This change resulted in a six-month transitional period ended March 31, 2002.  This discussion compares the Company’s fiscal year ended March 30, 2003 with the six-month transitional period ended March 31, 2002, the six-month transitional period ended March 31, 2002 with the fiscal year ended September 30, 2001, and the fiscal year ended September 30, 2001 with the fiscal year ended October 1, 2000.  Due to the seasonality of the Company’s business, management feels it would be more meaningful to the readers of these statements to compare results of operations to comparable periods.

OVERALL SUMMARY

Sales for the fiscal year ended March 30, 2003 were $104,004,611 versus $49,868,179 for the six-month transitional period ended March 31, 2002 and $107,931,668 for the fiscal year ended September 30, 2001.  Net income for the fiscal year ended March 30, 2003 was $8,430,172, or $.83 per share, $3,083,771, or $.30 per share for the six-month transitional period ended March 31, 2002, and $7,117,578, or $.69 per share for the fiscal year ended September 30, 2001.  Return on average shareholders’ equity was 13.4% for the fiscal year ended March 30, 2003 compared to 10.5% for the six-month transitional period ended March 31, 2002 and 12.3% for the fiscal year ended September 30, 2001.  Book value per share was $6.43 at March 30, 2003, $5.91 at March 31, 2002, and $5.77 at September 30, 2001.

SALES

For the fiscal year ended March 30, 2003, sales for the Industrial segment were $67,674,289 and for the Water Treatment segment were $36,330,322.  For the six-month transitional period ended March 31, 2002, sales for the Industrial segment were $35,686,509 and for the Water Treatment segment were $14,181,670.  The increase in sales was due to a difference in period lengths and the seasonal nature of the Water Treatment segment’s business as its sales during April through September are greater than its sales during October through March.

For the fiscal year ended September 30, 2001, sales for the Industrial segment were $73,818,768 and for the Water Treatment segment were $34,112,900.  The decrease in sales for the six-month transitional period ended March 31, 2002 as compared to the fiscal year ended September 30, 2001 was due to the difference in length of periods compared and to the seasonal nature of the Water Treatment segment’s business as mentioned above.

For the fiscal year ended September 30, 2001, sales increased $9,909,937, a 10.1% increase from the fiscal year ended October 1, 2000, due to an increase of $6,494,368, or 9.6%, in Industrial segment sales and an increase of $3,415,569, or 11.1%, in Water Treatment segment sales.  The Industrial segment increase was mainly due to an increase in the selling price of caustic soda and volume increases in other product lines, which were partially offset by a decrease in the volume of caustic soda sold.  The Water Treatment segment increase is due mainly to an increase in volumes of products sold.

GROSS MARGIN

Gross margin, as a percentage of sales, was 26.9% for the fiscal year ended March 30, 2003 compared to 23.1% for the six-month transitional period ended March 31, 2002 and was 22.5% and 25.3% for the fiscal years ended September 30, 2001 and October 1, 2000, respectively.  The gross margin variations are due to a number of variables as explained below.

Gross margin, as a percentage of sales, for the Industrial segment was 23.8% for the fiscal year ended March 30, 2003 and 21.4% for the six-month transitional period ended March 31, 2002 and was 18.7% and 22.6% for the fiscal years ended September 30, 2001 and October 1, 2000, respectively.  The increases over the previous year in the fiscal year ended March 30, 2003 and the six-month transitional period ended March 31, 2002 are mainly due to improved margins in most product lines and to fluctuations in the cost and selling price of caustic soda.  During calendar 2002, the cost of caustic soda was increasing and continued to increase through the end of the 2003 fiscal year.  Due to the large quantities of caustic soda inventory that are maintained to meet customer requirements and because the Company is on the last-in, first out (LIFO) method of valuing inventories, any cost fluctuations can impact gross margins.  The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases.  The cost of this product is normally subject to fluctuations, which are expected to continue in future periods.  By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.  The Company has generally been able to, and expects to continue to, adjust its selling price as the cost of materials and other expenses change.

The decrease in gross margin for the fiscal year ended September 30, 2001 compared to the fiscal year ended October 1, 2000 was primarily due to the cost of caustic soda, which began to increase at the beginning of fiscal year 2001 but then started to decrease and continued to decrease through the end of the fiscal year.  Due to the large quantities of caustic soda that the Company had on hand at the beginning of fiscal 2001 and because of the LIFO method of valuing inventories, this increase negatively impacted gross margins.  The Company implemented caustic soda price increases during the year; however, market pressures prevented the Company from recovering all of the increased caustic soda costs.  Additionally, an increase over the prior year in the volume of caustic soda in the year-end inventory combined with the increase in cost of caustic soda resulted in an increase in the LIFO reserve, all of which negatively affected earnings by $1.4 million or $.14 per share.

Gross margin, as a percentage of sales, for the Water Treatment segment was 32.7% for the fiscal year ended March 30, 2003, 27.6% for the six-month transitional period ended March 31, 2002, and 30.7% and 31.2% for the fiscal years ended September 30, 2001 and October 1, 2000, respectively.  The gross margin increase for the fiscal year ended March 30, 2003 as compared to the six-month transitional period ended March 31, 2002 was due to the fiscal year end change and to the nature of the Water Treatment segment business.  During the months of April to September, the sales for this segment are greater and have higher profit margins than the sales for October to March.  Additionally, there are certain fixed costs included in cost of sales that do not fluctuate with sales volumes.  The decrease for the six-month transitional period ended March 31, 2002 in comparison to the fiscal year ended September 30, 2001 was due to the aforementioned fiscal year end change and the seasonality of the Water Treatment segment.  The decrease for the fiscal year ended September 30, 2001 in comparison to the fiscal year ended October 1, 2000 was attributable to the aforementioned changes in caustic soda costs and costs associated with the new Red Rock facility.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 14.3% for the fiscal year ended March 30, 2003, 13.9% for the six-month transitional period ended March 31, 2002, and 13.2% and 12.0% for the fiscal years ended September 30, 2001 and October 1, 2000, respectively.  The increase for the fiscal year ended March 30, 2003 over the six-month transitional period ended March 31, 2002 was primarily attributable to the Company’s investment in infrastructure necessary to support future sales increases as well as a larger, more geographically dispersed organization.  The six-month transitional period increase over the fiscal year ended September 30, 2001 was primarily attributable to increases in sales staff and insurance expense.  The fiscal year ended September 30, 2001 increase over the fiscal year ended October 1, 2000 was mainly due to increases in the sales staff, consulting fees, amortization of intangibles related to the acquisition of Universal Chemicals, and employee benefit costs.

INVESTMENT INCOME

Investment income increased $139,689 to $367,049 for the fiscal year ended March 30, 2003 compared to $227,360 for the six-month transitional period ended March 31, 2002 due to increased amounts of cash available for investment and the aforementioned change in our fiscal year end that resulted in the six-month transitional period.  The increase was partially offset by a $370,000 loss recognized in the fiscal year ended March 30, 2003 due to declines in market value on investments which were deemed other than temporary.  Investment income for the fiscal year ended March 30, 2003 was comparable to the fiscal year ended September 30, 2001, excluding the aforementioned $370,000 loss, as the increased amounts of cash available for investment during the fiscal year ended March 30, 2003 was offset by a lower rate of return.  Interest income for the fiscal year ended September 30, 2001 decreased by $346,706 in comparison to the fiscal year ended October 1, 2000 due to less cash available for investment and a lower rate of return.

PROVISION FOR INCOME TAXES

The effective income tax rate was 37.2% for the fiscal year ended March 30, 2003, 36.2% for the six-month transitional period ended March 31, 2002, 33.8% for the fiscal year ended September 30, 2001 and 39.2% for the fiscal year ended October 1, 2000.  The increase for the fiscal year ended March 30, 2003 compared to the six-month transitional period ended March 31, 2002 was primarily due to less tax-exempt interest income.  The increase in the effective rate for the six-month transitional period compared to the fiscal year ended September 30, 2001 was due to changes in state apportionment factors, and the decrease in the fiscal year ended September 30, 2001 from the fiscal year ended October 1, 2000 was due to changes in state apportionment factors and a deduction for dividends paid on allocated shares held in the Employee Stock Ownership Plan and Trust.

INFLATION

Inflation did not have a significant impact on the Company during the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000, as selling prices have generally been adjusted as the cost of materials and other expenses have changed.  On occasion, slight fluctuations in the cost of a single, large-volume product have not been reflected in the selling price of that product.

SELECTED QUARTERLY FINANCIAL DATA

	Fiscal Year Ended March 30, 2003
	First Quarter Ended June 30, 2002	Second Quarter Ended September 30, 2002	Third Quarter Ended December 31, 2002	Fourth Quarter Ended March 30, 2003

Sales	$27,282,901	$27,636,311	$24,331,951	$24,753,448
Gross margin	7,751,126	7,962,555	6,290,581	5,953,590
Net income	2,574,395	2,681,311	1,835,163	1,339,303
Basic and diluted earnings per share	$.25	$.26	$.18	$.14

	Six-Month Transitional Period Ended March 31, 2002
	First Quarter Ended December 31, 2001	Second Quarter Ended March 31, 2002

Sales	$25,210,631	$24,657,548
Gross margin	5,959,375	5,576,331
Net income	1,620,604	1,463,167
Basic and diluted earnings per share	$.16	$.14

	Fiscal Year Ended September 30, 2001
	First Quarter Ended December 31, 2000	Second Quarter Ended March 31, 2001	Third Quarter Ended June 30, 2001	Fourth Quarter Ended September 30, 2001

Sales	$24,256,916	$26,152,722	$28,978,656	$28,543,374
Gross margin	5,075,036	5,368,722	7,080,326	6,773,503
Net income	1,340,378	1,248,290	2,082,953	2,445,957
Basic and diluted earnings per share	$.13	$.12	$.20	$.24

FINANCIAL CONDITION

LIQUIDITY

Cash provided by operations in the fiscal year ended March 30, 2003 was $14,589,108 compared to $3,860,076 during the six-month transitional period ended March 31, 2002, $9,950,745 in the fiscal year ended September 30, 2001 and $9,693,479 in the fiscal year ended October 1, 2000.  The increase in the fiscal year ended March 30, 2003 compared to the six-month period ended March 31, 2002 was due primarily to timing of retirement plan payments and the increase in net income, which was offset by fluctuations in inventory values and quantities.  The decrease in the six-month transitional period ended March 31, 2002 compared to the fiscal year ended September 30, 2001 was due primarily to fluctuations in inventory and timing of liability payments and a decrease in net income due to the six-month period.

Cash and investments available-for-sale increased by $9,745,638 from March 31, 2002 to $24,256,281 as of March 30, 2003. The increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses.  Cash and investments available-for-sale increased by $1,909,772 from September 30, 2001 to $14,510,643 at the end of the six-month transitional period.  This increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses and the maturity of investments from investments held to maturity, which were invested in available-for-sale investments.  Cash equivalents consist of money market accounts at a financial institution.  Investments consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of variable rate municipal bonds, U.S. Government agency securities and mutual funds carried at fair value.  Investments are highly liquid and are available upon demand generally with only a minor penalty.  Additionally, cash and cash equivalents increased by $6,221,039 from September 30, 2001 to

March 31, 2002 as the Company was in process at March 31, 2002 of transitioning investments into higher rate of return investments.  Subsequent to March 31, 2002 a significant portion of the cash equivalents were invested in the aforementioned investment options.

As of March 30, 2003, the Company had an investment portfolio of fixed income securities of $15,966,207 and mutual funds of $6,724,198, excluding $2,652,701 classified as cash and cash equivalents and variable rate securities.  The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.  The Company recorded a loss of $370,000 in the fiscal year ended March 30, 2003 due to declines in market value that were deemed other than temporary.

CAPITAL EXPENDITURES

Capital expenditures in the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000 were $2,348,124, $1,145,030, $7,056,226, and $7,216,301, respectively.  Capital expenditures during the fiscal year ended March 30, 2003 consisted primarily of $1,000,000 for machinery and equipment, $550,000 for transportation equipment, $450,000 for building improvements, and $350,000 for land and office furniture.

COMMON STOCK REPURCHASES

The Company did not acquire any common stock during the fiscal year ended March 30, 2003.  During the six-month transitional period ended March 31, 2002, the Company acquired and retired 32,100 shares of common stock for $251,790.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Future minimum lease payments due under operating leases with an initial term of one year or more at March 30, 2003 are $164,362 in 2004, $105,901 in 2005, $86,776 in 2006, $86,776 in 2007, $86,776 in 2008 and $1,851,220 thereafter.  The Company does not have any other contractual obligations or commercial commitments.

OUTLOOK

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds.  Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long term.  If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio puts it in a position to obtain debt financing on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist.

Other than as discussed above, management is not aware of any matters or trends that have materially affected the results of operations for the fiscal year ended March 30, 2003 that are not expected to have either short or long-term implications, nor is it aware of any trends or other matters that have not materially affected results in the fiscal year ended March 30, 2003 but are expected to have a material effect on future periods.

CRITICAL ACCOUNTING POLICIES

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

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

Revenue Recognition – The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance has occurred, the price and terms of sale are fixed, and collection of the receivable is expected.

Allowance for Doubtful Accounts - Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Substantially all of the Company’s receivables are due from customers located in the United States.  The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and credit worthiness of each customer.  Management evaluates the adequacy of the reserve for doubtful accounts on a quarterly basis.

Inventories - Inventories are valued at the lower of cost or market.  On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down the value of inventory deemed obsolete or excess  to market.

Property, Plant and Equipment - Property, plant and equipment are stated at cost and depreciated over the lives of the assets using both the straight-line and declining balance methods.  Major replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations.  The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the statement of income at the time of disposal.

The Company’s policies for these matters, which are described in Note 1 to the financial statements, are in accordance with generally accepted accounting principles.  Management believes that their application results in a fair presentation in the financial statements of the Company’s operating results and financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company adopted the provisions of SFAS No.142 on April 1, 2002.  Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  SFAS No.142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The implementation of SFAS No. 142 did not impact the Company’s financial statements since the Company does not have any goodwill recorded.  As of March 30, 2003 the Company had net intangible assets of $3,061,663.  Amortization expense was $283,485, $141,742, $283,485, and $136,561 during the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000, respectively.  The estimated amortization expense for each of the next five years is approximately $284,000 per year.

In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or discontinued operations.  SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.  The adoption of SFAS No. 144 was effective for the Company beginning on April 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s historical results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45).  Interpretation No. 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  Interpretation No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees.  The disclosure requirements in Interpretation No. 45 are effective for interim or annual financial statement periods ended after December 15, 2002.  The adoption of Interpretation No. 45 did not have an impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003.  The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003.  The Company does not expect the adoption of this new standard to have any effect on its results of operations or financial position.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Hawkins, Inc.:

We have audited the accompanying balance sheets of Hawkins, Inc. (the Company) as of March 30, 2003 and March 31, 2002 and the related statements of income, shareholders’ equity, and cash flows for the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hawkins, Inc. at March 30, 2003 and March 31, 2002 and the results of its operations and cash flows for the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 13, 2003

HAWKINS, INC.

BALANCE SHEETS

	March 30, 2003	March 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,353,720	$7,339,895
Investments available-for-sale	22,902,561	7,170,748
Trade receivables - less allowance for doubtful accounts: 2003, $275,000; 2002, $300,000	11,253,571	10,610,386
Inventories	9,398,338	9,397,541
Prepaid expenses and other current assets	2,502,496	1,977,667
Total current assets	47,410,686	36,496,237

PROPERTY, PLANT AND EQUIPMENT:
Land	719,942	631,662
Buildings and improvements	27,197,171	26,820,678
Machinery and equipment	11,491,227	10,263,085
Transportation equipment	7,520,148	7,347,470
Office furniture and equipment	2,776,787	2,729,534
	49,705,275	47,792,429
Less accumulated depreciation	22,238,756	19,852,259
Net property, plant and equipment	27,466,519	27,940,170

OTHER ASSETS:
Intangible assets - less accumulated amortization: 2003, $1,301,386; 2002, $1,017,901	3,061,663	3,345,148
Other	3,159,871	3,705,578
Total other assets	6,221,534	7,050,726
	$81,098,739	$71,487,133

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$5,854,720	$4,095,820
Current portion of long-term debt		116,823
Dividends payable	1,839,004	1,532,690
Accrued payroll and employee benefits	3,665,247	1,790,998
Container deposits	1,444,040	1,358,100
Other accruals	1,101,239	855,353
Total current liabilities	13,904,250	9,749,784

OTHER LONG-TERM LIABILITIES	226,336	353,063

DEFERRED INCOME TAXES	1,254,649	953,851

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock - authorized: 30,000,000 shares of $.05 par value; issued and outstanding: 10,216,688 shares	510,834	510,834
Additional paid-in capital	37,747,492	37,747,492
Accumulated other comprehensive income (loss)	79,063	(145,528)
Retained earnings	27,376,115	22,317,637
Total shareholders’ equity	65,713,504	60,430,435
	$81,098,739	$71,487,133

See accompanying notes to financial statements.

HAWKINS, INC.

STATEMENTS OF INCOME

	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Years Ended

			September 30, 2001	October 1, 2000

Sales	$104,004,611	$49,868,179	$107,931,668	$98,021,731

Cost of sales	(76,046,759)	(38,332,473)	(83,634,081)	(73,219,555)

Gross margin	27,957,852	11,535,706	24,297,587	24,802,176

Selling, general and administrative expenses	(14,890,640)	(6,924,750)	(14,242,227)	(11,765,758)

Income from operations	13,067,212	4,610,956	10,055,360	13,036,418

Investment income	367,049	227,360	727,117	1,073,823

Interest expense	(4,089)	(6,152)	(26,279)	(30,192)

Income before income taxes	13,430,172	4,832,164	10,756,198	14,080,049

Provision for income taxes	(5,000,000)	(1,748,393)	(3,638,620)	(5,512,350)

Net income	$8,430,172	$3,083,771	$7,117,578	$8,567,699

Weighted average number of shares outstanding	10,216,688	10,219,432	10,346,964	10,615,881

Basic and diluted earnings per share	$.83	$0.30	$0.69	$0.81

See accompanying notes to financial statements.

HAWKINS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

BALANCE AT OCTOBER 3, 1999	10,951,281	$547,564	$40,129,749	$14,897,903		$55,575,216

Cash dividends				(3,361,063)		(3,361,063)
Stock acquired and retired	(608,900)	(30,445)	(2,235,668)	(2,754,253)		(5,020,366)
Stock issued in conjunction with the acquisition of St. Mary’s Chemicals, Inc.	75,358	3,768	596,232			600,000
Income tax savings from dividends paid on ESOP shares				309,740		309,740
Net and comprehensive income				8,567,699		8,567,699

BALANCE AT OCTOBER 1, 2000	10,417,739	520,887	38,490,313	17,660,026		56,671,226

Cash dividends				(3,090,491)		(3,090,491)
Stock acquired and retired	(168,951)	(8,448)	(624,221)	(788,972)		(1,421,641)
Comprehensive income:
Unrealized loss on investments available for sale					$(192,258)	(192,258)
Net income				7,117,578		7,117,578
Comprehensive income						6,925,320

BALANCE AT SEPTEMBER 30, 2001	10,248,788	512,439	37,866,092	20,898,141	(192,258)	59,084,414

Cash dividends				(1,532,690)		(1,532,690)
Stock acquired and retired	(32,100)	(1,605)	(118,600)	(131,585)		(251,790)
Comprehensive income:
Unrealized gain on investments available for sale					46,730	46,730
Net income				3,083,771		3,083,771
Comprehensive income						3,130,501

BALANCE AT MARCH 31, 2002	10,216,688	510,834	37,747,492	22,317,637	(145,528)	60,430,435

Cash dividends				(3,371,694)		(3,371,694)
Comprehensive income:
Unrealized loss on investments available for sale					(8,509)	(8,509)
Adjustment for impairment of investments included in net income					233,100	233,100
Net income				8,430,172		8,430,172
Comprehensive income						8,654,763

BALANCE AT MARCH 30, 2003	10,216,688	$510,834	$37,747,492	$27,376,115	$79,063	$65,713,504

See accompanying notes to financial statements.

HAWKINS, INC.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Years Ended
			September 30, 2001	October 1, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,430,172	$3,083,771	$7,117,578	$8,567,699
Reconciliation to cash flows:
Depreciation and amortization	2,958,975	1,481,750	2,727,577	2,259,864
Deferred income taxes	(121,770)	322,585	414,641	177,320
Impairment of investments	370,000
Earnings on other assets	(72,929)	(45,750)	(104,386)	(108,643)
Loss (gain) from property disposals	34,713	6,144	35,901	(4,266)
Changes in operating accounts (requiring) providing cash:
Trade receivables	(590,763)	1,602,016	(601,796)	(281,395)
Inventories	(797)	3,187,182	(3,654,766)	(513,886)
Accounts payable	1,758,900	(3,198,910)	2,288,150	(25,688)
Accrued liabilities	2,079,348	(1,630,471)	602,677	(239,529)
Other	(256,741)	(948,241)	1,125,169	(137,997)
Net cash provided by operating activities	14,589,108	3,860,076	9,950,745	9,693,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(2,348,124)	(1,145,030)	(7,056,226)	(7,216,301)
Purchase of investments	(21,395,228)	(3,600,099)	(800,597)	(2,247,230)
Sale and maturities of investments	6,022,000	8,797,736	1,032,018	7,638,064
Proceeds from property disposals	59,150	28,825	93,453	87,618
Acquisition of St. Mary’s Chemicals, Inc.				(2,700,000)
Payments received on notes receivable	269,122	178,306	356,106	376,862
Net cash (used in) provided by investing activities	(17,393,080)	4,259,738	(6,375,246)	(4,060,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt repayment	(116,823)	(109,180)	(102,037)	(95,362)
Cash dividends paid	(3,065,380)	(1,537,805)	(3,118,722)	(3,109,181)
Acquisition and retirement of stock		(251,790)	(1,421,641)	(5,020,366)
Net cash used in financing activities	(3,182,203)	(1,898,775)	(4,642,400)	(8,224,909)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,986,175)	6,221,039	(1,066,901)	(2,592,417)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,339,895	1,118,856	2,185,757	4,778,174

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,353,720	$7,339,895	$1,118,856	$2,185,757

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Stock issued in conjunction with the acquisition of St. Mary’s Chemicals, Inc.				$600,000
Cash paid during the year for:
Interest	$8,177	$17,884	$33,422	$36,867
Income taxes	$5,106,724	$1,917,426	$2,078,071	$6,071,804

See accompanying notes to financial statements.

HAWKINS, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Hawkins, Inc. (the Company) has two reportable segments: Industrial and Water Treatment.  The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, and plating industries. In addition, the Industrial segment provides products and services to food manufacturers, processing plants and the pharmaceutical industry.  The Water Treatment segment specializes in providing water and waste-water treatment equipment, chemicals and service.

Fiscal Year - In December 2001, the Company changed its fiscal year end to a 52/53-week year ending on the Sunday closest to March 31 from a 52/53-week fiscal year ending on the Sunday closest to September 30.  The change in year-end will better match the Company’s annual reporting process to its natural business cycles.  This change resulted in a six-month transitional period ended March 31, 2002.  The six-month transitional period was a 26-week period, the fiscal years ended March 30, 2003, September 30, 2001, and October 1, 2000 were 52-week years.

Cash Equivalents - Cash equivalents include all liquid debt instruments (primarily cash funds, certificates of deposits, and money market accounts) purchased with an original maturity of three months or less.  The balances maintained at financial institutions may, at times, exceed federally insured limits.

Investments Available-For-Sale - In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are carried at fair market value with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive income (loss). Investments classified as available-for-sale securities consist of fixed income securities, primarily municipal bonds and U.S. Government agency securities (65%), mutual funds (29%), and variable rate marketable securities, primarily annuity contracts (6%) that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments.  Gross unrealized gains, primarily within the mutual fund and fixed income portfolios, were $126,063 as of March 30, 2003 and gross unrealized losses, primarily within the mutual fund portfolio, were $231,528 as of March 31, 2002.  In the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000, proceeds from the sale of investments available-for-sale were $6,022,000, $8,797,736, $1,032,018 and $7,638,064, respectively.  A loss of $370,000 was recorded in the fiscal year ended March 30, 2003 due to declines in market value that were deemed other than temporary.  Realized gains and losses were not material for the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001 and October 1, 2000.

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

Intangibles Assets - Intangible assets consist primarily of customer lists, trademarks, and trade names acquired in previous business acquisitions.  The values assigned to the intangible assets are being amortized primarily over 15 years.

Investments Held-To-Maturity - Held-to-maturity securities consist of Minnesota municipal bonds, which the Company has the intent and ability to hold to maturity, and are valued at amortized historical cost, increased for accretion of discounts and reduced by amortization of premiums, computed by the constant-yield method.  Investments held-to-maturity, included within other assets, were $1,086,825 and $1,390,418 at March 30, 2003 and March 31, 2002, respectively.

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

Revenue Recognition - The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance has occurred, the price and terms of sale are fixed, and collection of the receivable is expected.

Shipping and Handling - All shipping and handling amounts billed to customers are included in revenues.  Costs incurred related to shipping and handling are included in costs of goods sold.

Income Taxes - The Company follows SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, the deferred tax assets and liabilities are recognized based on differences between the financial statements and the tax bases of assets and liabilities using presently enacted tax rates.

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

At March 30, 2003, the Company also had an investment portfolio of fixed income securities and mutual funds, excluding $2,652,701 of those classified as cash and cash equivalents and variable rate securities, of $15,966,207 and $6,724,198, respectively.  The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase.  However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact on net income or cash flows.  The value of mutual funds, like all mutual funds, may increase or decrease due to market volatility.

Derivative Instruments and Hedging Activities - In fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation.  Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has no freestanding or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales.  The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

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

Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company adopted the provisions of SFAS No. 142 on April 1, 2002.  Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The implementation of SFAS No. 142 did not impact the Company’s financial statements since the Company does not have any goodwill recorded.  As of March 30, 2003, the Company had net intangible assets of $3,061,663.  Amortization expense was $283,485, $141,742, $283,485, and $136,561 during the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000, respectively.  The estimated amortization expense for each of the next five years is approximately $284,000 per year.

In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying cost or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.  The adoption of SFAS No. 144 was effective for the Company beginning on April 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on the Company’s historical results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45). Interpretation No. 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  Interpretation No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees.  The disclosure requirements in Interpretation No. 45 are effective for interim or annual financial statements statement periods ended after December 15, 2002.  The adoption of Interpretation No. 45 did not have an impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003.  The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003.  The Company does not expect the adoption of this new standard to have any effect on its results of operations or financial position.

2.                                       INVENTORIES

Inventories at March 30, 2003 and March 31, 2002 consisted of the following:

	2003	2002

Finished goods (FIFO basis)	$9,909,599	$10,699,070
LIFO reserve	(511,261)	(1,301,529)
Net inventory	$9,398,338	$9,397,541

Inventories valued under the LIFO method at March 30, 2003 and March 31, 2002 were approximately $8,204,400 and $9,405,315, respectively.  The balance of the inventory was valued under the FIFO method.

In fiscal 2003, the LIFO reserve decreased by $790,268.  The decrease in the LIFO reserve was caused by a significant decrease in the cost of a single, large-volume component of inventory.  During the fiscal year ended March 30, 2003 and the six-month transitional period ended March 31, 2002, the Company liquidated LIFO inventory layers that were at lower costs than current costs.  During the fiscal year ended September 30, 2001, there were no LIFO inventory layers liquidated.  The impact of the liquidation on cost of sales was not material for the fiscal year ended March 30, 2003 and was $300,000 for the six-month transitional period ended March 31, 2002.

3.                                       NOTES RECEIVABLE

The Company has three notes receivable related to the sales of Tessman Seed, Inc., land and building, and The Lynde Company.  At March 30, 2003 and March 31, 2002, the net balances outstanding on the notes receivable were $1,965,744 and $2,234,866, respectively.  The current portion of $192,489 and $226,266 at March 30, 2003 and March 31, 2002, respectively, are included within prepaid expenses and other current assets and the remaining balances are included within other assets.  The notes receivable bear interest at 8% and are due in equal monthly installments of $36,204 through September 1, 2010 at which time the remaining unpaid balance of $1,213,163 is due.  The notes receivable are secured by land and building, and a personal guarantee.

4.                                       LONG-TERM DEBT

The final installment of $116,823 on the Company’s previously outstanding long-term debt was paid in October 2002.

5.                                       SHAREHOLDERS’ EQUITY

During the six-month transitional period ended March 31, 2002 and the fiscal years ended September 30, 2001 and October 1, 2000, the Company acquired and retired 32,100 shares, 168,951 shares, and 608,900 shares of common stock, respectively, for $251,790, $1,421,641, and $5,020,366, respectively.  There were no shares acquired and retired during the fiscal year ended March 30, 2003.

6.                                       PENSION AND EMPLOYEE STOCK OWNERSHIP PLANS

The Company has a defined contribution pension plan covering substantially all of its non-bargaining employees.  Pension expense for the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000 were $1,093,697, $504,349, $870,787, and $751,936, respectively.  The Company’s cost for the pension plan was determined as 11% of each employee’s covered compensation in the fiscal year ended March 30, 2003 and the six-month transitional period ended March 31, 2002 and 10% in the fiscal years ended September 30, 2001 and October 1, 2000.  Amounts charged to pension expense and contributed to union multi-employer pension plans (not included in the above amounts) were not material.  It is the Company’s policy to fund all pension costs accrued.

The Company has an employee stock ownership plan covering substantially all of its non-bargaining employees.  Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code.  Contributions for the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000 were $901,922, $412,649, $1,027,828, and $787,667, respectively.

The Company does not currently offer any post-retirement benefits, deferred stock or stock-based compensation plans.

7.                                       COMMITMENTS AND CONTINGENCIES

Leases - The Company has various operating leases for land and buildings on which some of its operations are located.  Total rental expense for the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000 were $193,187, $98,034, $172,552, and $136,416, respectively.  Future minimum lease payments due under operating leases with an initial term of one year or more at March 30, 2003 are $164,362 in 2004, $105,901 in 2005, $86,776 in 2006, $86,776 in 2007, $86,776 in 2008, and $1,851,220 thereafter.

Termination Agreements - During fiscal 1999, the Company entered into termination agreements with three former employees and recorded special charges in the statement of income of $1,112,127.  At March 30, 2003, the Company is required to make future payments to one individual for a period of 1.5 years.  The present value of the future payments to be paid in fiscal 2004 is included in other accruals and the present value of the remaining payments is included in other long-term liabilities.

Litigation - The Company is involved in various legal actions arising from the normal course of business.  Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

8.                                       INCOME TAXES

The provisions (benefits) for income taxes are as follows:

	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Years Ended
			September 30, 2001	October 1, 2000

Federal - current	$4,057,347	$1,122,058	$2,591,327	$4,094,040
States - current	1,064,423	303,750	632,652	1,240,990
Deferred	(121,770)	322,585	414,641	177,320
Total provision	$5,000,000	$1,748,393	$3,638,620	$5,512,350

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are as follows:

	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Years Ended
			September 30, 2001	October 1, 2000

Statutory federal income tax	$4,700,560	$1,691,257	$3,764,669	$4,928,017
State income taxes, net of federal deduction	702,552	225,773	490,750	806,644
Tax-exempt income	(74,163)	(31,904)	(139,329)	(142,344)
ESOP dividend deduction on allocated shares	(226,373)	(112,345)	(235,902)
Other, net	(102,576)	(24,388)	(241,568)	(79,967)
Total	$5,000,000	$1,748,393	$3,638,620	$5,512,350

The tax effects of items comprising the Company’s net deferred tax asset (liability) as of March 30, 2003 and March 31, 2002 are as follows:

	2003	2002

Current deferred taxes:
Trade receivables	$107,250	$117,000
Inventory	544,458	416,951
Accruals	448,115	276,304
Total*	$1,099,823	$810,255

Noncurrent deferred taxes:
Gain on sale of The Lynde Company	$(193,219)	$(235,027)
Property basis difference	(1,014,430)	(804,824)
Unrealized (gain) loss on investments	(47,000)	86,000
Total	$(1,254,649)	$(953,851)

*Included in prepaid expenses and other current assets on the balance sheet.

9.                                       ST. MARY’S CHEMICALS, INC. ACQUISITION

On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary’s Chemicals, Inc. d.b.a. Universal Chemicals.  Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers.  In connection with the acquisition, assets purchased, common stock issued, and cash consideration paid were as follows:

Assets acquired:
Inventory	$36,843
Equipment	12,692
Intangible assets	3,250,465
3,300,000
Common stock issued (75,358 shares)	600,000
Cash consideration paid	$2,700,000

The acquisition was accounted for using the purchase method of accounting.  The operations of Universal Chemicals are included in the Company’s statement of income beginning on May 26, 2000.  The pro forma effect of this acquisition on prior periods’ sales, operating income, and earnings per share were not significant.

On May 26, 2000, the Company also entered into a five-year employment agreement with one of the previous owners of Universal Chemicals and consulting agreements with the other two previous owners of Universal Chemicals.  The employment agreement and consulting agreements contain performance bonuses and non-compete provisions.  The agreements are based on Universal Chemicals’ operating results, as defined, for five years after the acquisition date and have a maximum payout of $3,520,000.  The non-compete provisions cover a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals’ operating results, as defined, for five years after the termination date.

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

Reportable Segments	Industrial	Water Treatment	Total

Fiscal Year Ended March 30, 2003
Sales	$67,674,289	$36,330,322	$104,004,611
Cost of sales	51,598,804	24,447,955	76,046,759
Gross margin	16,075,485	11,882,367	27,957,852
Income from operations	6,311,138	6,756,074	13,067,212

Identifiable assets	$40,023,730	$13,122,105	$53,145,835

Six-Month Transitional Period Ended March 31, 2002
Sales	$35,686,509	$14,181,670	$49,868,179
Cost of sales	28,059,961	10,272,512	38,332,473
Gross margin	7,626,548	3,909,158	11,535,706
Income from operations	2,559,529	2,051,427	4,610,956

Identifiable assets	$40,113,075	$13,415,036	$53,528,111

Fiscal Year Ended September 30, 2001
Sales	$73,818,768	$34,112,900	$107,931,668
Cost of sales	59,990,184	23,643,897	83,634,081
Gross margin	13,828,584	10,469,003	24,297,587
Income from operations	3,850,444	6,204,916	10,055,360

Identifiable assets	$44,622,720	$14,244,584	$58,867,304

Fiscal Year Ended October 1, 2000
Sales	$67,324,400	$30,697,331	$98,021,731
Cost of sales	52,088,658	21,130,897	73,219,555
Gross margin	15,235,742	9,566,434	24,802,176
Income from operations	7,526,740	5,509,678	13,036,418

Identifiable assets	$42,710,196	$8,057,357	$50,767,553

11.                                 TRANSITIONAL PERIOD DISCLOSURE (UNAUDITED)

The following information for the twelve-month period ended March 31, 2002 and the six-month period ended March 31, 2001 is included for comparison purposes.

	Twelve-Month Period Ended March 31, 2002	Six-Month Period Ended March 31, 2001

Sales	$107,390,209	$50,409,638
Gross margin	25,389,535	10,443,758
Income taxes	3,718,913	1,668,100
Net income	7,612,681	2,588,668
Basic and diluted earnings per share	$0.74	$0.25

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information under the captions “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the fiscal year ended March 30, 2003 is incorporated herein by this reference.

ITEM 11.                                               EXECUTIVE COMPENSATION.

The information under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement for the fiscal year ended March 30, 2003 is incorporated herein by this reference.

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption “Security Ownership of Management and Beneficial Ownership” in the Proxy Statement for the fiscal year ended March 30, 2003 is incorporated herein by this reference.  The Company does not have any equity compensation plans as defined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the captions “Election of Directors” and “Related Party Transactions” in the Proxy Statement for the fiscal year ended March 30, 2003 is incorporated herein by this reference.

ITEM 14.                                               CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this Annual Report on Form 10-K (the Evaluation Date).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms related to us.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 15.                                               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Not applicable.

PART IV

ITEM 16.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)                    FINANCIAL STATEMENTS OF THE COMPANY.

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K.

Independent Auditors’ Report.

Balance Sheets at March 30, 2003 and March 31, 2002.

Statements of Income for the Fiscal Year Ended March 30, 2003, the Six-Month Transitional Period Ended March 31, 2002, and for the Fiscal Years Ended September 30, 2001 and October 1, 2000.

Statements of Shareholders’ Equity for the Fiscal Year Ended March 30, 2003, the Six-Month Transitional Period Ended March 31, 2002, and for the Fiscal Years Ended September 30, 2001 and October 1, 2000.

Statements of Cash Flows for the Fiscal Year Ended March 30, 2003, the Six-Month Transitional Period Ended March 31, 2002, and for the Fiscal Years Ended September 30, 2001 and  October 1, 2000.

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

Independent Auditors’ Report on Schedule.

The following financial statement schedule for the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and for the fiscal years ended September 30, 2001 and October 1, 2000.

Schedule II - Valuation and Qualifying Accounts.

(a)(3)                    EXHIBITS.

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001.(1)	Incorporated by Reference
3.2	Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Asset purchase agreement dated May 26, 2000 among St. Mary’s Chemicals, Inc., its shareholders, and the Company. (3)	Incorporated by Reference
23.1	Independent Auditors’ Consent.	Filed Electronically
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)          Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(3)          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(b)                                 REPORTS ON FORM 8-K.

On June 19, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the fiscal year ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned on June 27, 2003.

HAWKINS, INC.
By	/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer

By	/s/ Marvin E. Dee
Marvin E. Dee, Chief Financial Officer, Vice President, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on June 27, 2003.

By	/s/ John R. Hawkins
John R. Hawkins, Director

By	/s/ Kurt R. Norman
Kurt R. Norman, Director

By	/s/ Dean L. Hahn
Dean L. Hahn, Director

By	/s/ Donald L. Shipp
Donald L. Shipp, Director

By	/s/ Howard M. Hawkins
Howard M. Hawkins, Director

By	/s/ John S. McKeon
John S. McKeon, Director

By	/s/ Duane M. Jergenson
Duane M. Jergenson, Director

By	/s/ G. Robert Gey
G. Robert Gey, Director

By	/s/ Daryl I. Skaar
Daryl I. Skaar, Director

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John R. Hawkins, Chief Executive Officer of Hawkins, Inc., certify that:

1.                               I have reviewed this annual report on Form 10-K of Hawkins, Inc.;

2.                               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                        The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John R. Hawkins

John R. Hawkins
Chief Executive Officer
June 27, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Marvin E. Dee, Chief Financial Officer of Hawkins, Inc., certify that:

1.               I have reviewed this annual report on Form 10-K of Hawkins, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Marvin E. Dee

Marvin E. Dee
Chief Financial Officer
June 27, 2003

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

We have audited the financial statements of Hawkins, Inc. (the Company) as of March 30, 2003 and March 31, 2002 and for the fiscal year ended March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal years ended September 30, 2001 and October 1, 2000 and have issued our report thereon dated June 13, 2003; such report is included elsewhere in this Form 10-K.  Our audits also included the financial statement schedule of the Company, listed in Item 16(a)(2).  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 13, 2003

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEAR ENDED MARCH 30, 2003, THE SIX-MONTH TRANSITIONAL PERIOD ENDED
MARCH 31, 2002 AND THE FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year

Reserve deducted from asset to which it applies - allowance for doubtful accounts:

YEAR ENDED: March 30, 2003	$300,000	$18,051		$43,051	$275,000

SIX MONTHS ENDED: March 31, 2002	$335,000	$30,868		$65,868	$300,000

YEAR ENDED: September 30, 2001	$377,000	$70,803		$112,803	$335,000

YEAR ENDED: October 1, 2000	$380,000			$3,000	$377,000

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001.(1)	Incorporated by Reference
3.2	Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Asset purchase agreement dated May 26, 2000 among St. Mary’s Chemicals, Inc., its shareholders, and the Company. (3)	Incorporated by Reference
23.1	Independent Auditors’ Consent.	Filed Electronically
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Electronically

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)          Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(3)          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.