Form 10-Q
period 2003-06-30
HAWKINS INC
filed 2003-08-14
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES         ☒            NO          ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐            NO          ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 8, 2003
Common Stock, par value $.05 per share	10,216,688

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	JUNE 30, 2003 (UNAUDITED)	MARCH 30, 2003 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,760,432	$1,353,720
Investments available-for-sale	21,887,165	22,902,561
Trade receivables - net	11,400,837	11,253,571
Inventories	9,656,403	9,398,338
Prepaid expenses and other current assets	2,077,098	2,502,496
Total current assets	47,781,935	47,410,686

PROPERTY, PLANT AND EQUIPMENT- net	27,753,580	27,466,519

INTANGIBLE ASSETS - less accumulated amortization of $ 1,372,258 and $1,301,386, respectively	2,990,791	3,061,663

OTHER ASSETS	2,988,495	3,159,871
	$81,514,801	$81,098,739
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$5,923,780	$5,854,720
Dividends payable	—	1,839,004
Other current liabilities	5,519,666	6,210,526
Total current liabilities	11,443,446	13,904,250

DEFERRED INCOME TAXES	1,298,649	1,254,649

OTHER LONG-TERM LIABILITIES	193,086	226,336

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,216,688 shares issued and outstanding	510,834	510,834
Additional paid-in capital	37,747,492	37,747,492
Accumulated other comprehensive income	153,163	79,063
Retained earnings	30,168,131	27,376,115
Total shareholders’ equity	68,579,620	65,713,504
	$81,514,801	$81,098,739

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED JUNE 30
	2003	2002
	(UNAUDITED)

Sales	$29,066,867	$27,282,901

Cost of sales	20,630,734	19,531,775

Gross margin	8,436,133	7,751,126

Selling, general and administrative expenses	4,192,655	3,795,835

Income from operations	4,243,478	3,955,291

Investment income	222,538	133,148

Interest expense	—	(2,044)

Income before income taxes	4,466,016	4,086,395

Provision for income taxes	1,674,000	1,512,000

Net income	$2,792,016	$2,574,395

Weighted average number of shares outstanding	10,216,688	10,216,688

Earnings per share - basic and diluted	$0.27	$0.25

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JUNE 30
	2003	2002
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,792,016	$2,574,395
Reconciliation to cash flows:
Depreciation and amortization	719,182	722,907
Deferred income taxes	—	40,000
Changes in operating accounts providing (requiring) cash:
Trade receivables	(147,266)	(1,054,803)
Inventories	(258,065)	1,037,085
Accounts payable	69,060	317,720
Other liabilities	(724,110)	881,612
Other	450,081	363,773

Net cash provided by operating activities	2,900,898	4,882,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(935,371)	(227,381)
Purchases of investments	(779,029)	(7,245,973)
Sales and maturities of investments	2,012,525	2,000,000
Payments received on notes receivable	46,693	89,218

Net cash provided by (used in) investing activities	344,818	(5,384,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,839,004)	(1,532,690)

Net cash used in financing activities	(1,839,004)	(1,532,690)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,406,712	(2,034,137)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,353,720	7,339,895

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,760,432	$5,305,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -

Cash paid (received) for income taxes	$180,998	$(9,757)

See accompanying notes to condensed financial statements.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003, previously filed with the Securities Exchange Commission (the Commission).  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003 filed with the Commission on June 27, 2003.

2.                                       The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

3.                                       Inventories, principally valued by the LIFO method, are less than current cost by approximately $528,000 at June 30, 2003. Inventory consists principally of finished goods.

4.                                       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  The Company adopted the provisions of SFAS No. 142 for other intangibles and goodwill acquired before June 30, 2001 on April 1, 2002.  Under SFAS No. 142, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. SFAS No.142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The implementation of SFAS No. 142 did not impact the Company’s financial statements since the Company does not have any goodwill recorded.  As of June 30, 2003 the Company had net intangible assets of $2,990,791 and amortization expense during the quarter ended June 30, 2003 was approximately $71,000.  The estimated amortization expense for each of the next five years is approximately $284,000 per year.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45).  Interpretation No. 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  Interpretation No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees.  The disclosure requirements in Interpretation No. 45 are effective for interim or annual financial statements for periods ended after December 15, 2002.  The adoption of Interpretation No. 45 did not have an impact on the Company’s results of operations or financial position.

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

5.                                       The Company has two reportable segments:  Industrial and Water Treatment.  Reportable segments are defined by product and type of customer.  Each segment is responsible for the sales, marketing and development of their products and services.  The segments do not have separate accounting, administration, customer service or purchasing functions.

REPORTABLE SEGMENTS	INDUSTRIAL	WATER TREATMENT	TOTAL

THREE MONTHS ENDED JUNE 30, 2003
Sales	$17,836,741	$11,230,126	$29,066,867
Gross margin	4,424,418	4,011,715	8,436,133
Income from operations	1,717,967	2,525,511	4,243,478

THREE MONTHS ENDED JUNE 30, 2002
Sales	$17,118,450	$10,164,451	$27,282,901
Gross margin	4,140,597	3,610,529	7,751,126
Income from operations	1,783,822	2,171,469	3,955,291

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2003 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.  Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

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

•                  Unforeseen problems in our ability to develop, introduce and gain market acceptance for new products.

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

•                  Technology risks, such as the failure to successfully implement new technology, or the failure to continue to make process improvements to reduce costs or to analyze our business.

•                  Loss of senior management or other key personnel and our ability to hire suitable replacements in a timely manner.

These factors are not exhaustive and new factors may emerge or existing factors may change in a manner that impacts our business.  We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

Sales increased $1,783,966, or 6.5%, in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  Of this increase, the Industrial segment increase was $718,291 and the Water Treatment segment increase was $1,065,675.  The Industrial segment’s increase was mainly attributable to selling price increases of a single, large-volume product (caustic soda) and to volume increases in some of the other product lines.  The Water Treatment segment’s increase was mainly attributable to volume increases, due in part to the geographic expansion into Illinois and Nebraska, and to a lesser extent, selling price increases.

The gross margin, as a percentage of sales, for the three months ended June 30, 2003 was 29.0% compared to 28.4% for the three months ended June 30, 2002.  For the Industrial segment, gross margin, as a percentage of sales, was 24.8% for the three months ended June 30, 2003 compared to 24.2% for the comparable period ended June 30, 2002.  This increase was partially due to the rising cost and selling price of caustic soda at a time when the Company had sufficient stock on hand.  The increase was also due to volume increases in product lines that typically have a higher gross margin percentage and to certain fixed costs included in cost of sales that do not fluctuate with sales volumes.  The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases.  The cost of this product is normally subject to fluctuations, which are expected to continue in future periods.  The Company has also generally been able to, and expects to continue to, adjust its selling price as the cost of materials and other expenses changes.  Gross margin, as a percentage of sales, for the Water Treatment segment was 35.7% in the three months ended June 30, 2003 compared to 35.5% for the three months ended June 30, 2002.  The increase is primarily attributable to increased sales volumes and to some fixed costs included in cost of sales that do not fluctuate with volume changes.

Selling, general and administrative expenses, as a percentage of sales, were 14.4% for the quarter ended June 30, 2003 compared to 13.9% for the same period one year ago, representing an increase of $396,820 over the prior period.  The increases were mainly due to increased employee compensation and benefits within both the Industrial and Water Treatment segments and increased insurance and other operating costs.  Employee compensation and benefits compromise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income increased by $89,390 for the quarter ended June 30, 2003, compared to the same period one year ago.  The increase was primarily due to increased amounts of cash available for investment and higher returns on the Company’s cash equivalents and available for sale securities, which consist primarily of money market accounts, municipal bonds, U.S. Government agency securities, mutual funds, and investment contracts with high-rated, stable insurance companies.

PROVISION FOR INCOME TAXES

The effective income tax rate was 37.5% for the quarter ended June 30, 2003 and was 37.0% for the quarter ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended June 30, 2003, cash provided by operations was $2,900,898 compared to $4,882,689 for the same period one year ago.  This decrease was primarily due to fluctuations in inventory values and quantities and timing of retirement plan payments due to the Company’s change in fiscal year end, which resulted in the six-month transitional period ended March 31, 2002.  These decreases were partially offset by an increase in net income.

Cash provided by investing activities increased by $5,728,954 primarily due to a $6,466,944 decrease in purchases of investments as the Company was in the process of transitioning investments into higher rate of return investments during the quarter ended June 30, 2002.  This decrease was partially offset by a $707,990 increase in property and equipment additions during the quarter ended June 30, 2003 in comparison to the quarter ended June 30, 2002.

Cash and investments available-for-sale increased by $391,316 from March 30, 2003 to $24,647,597 as of June 30, 2003.  The increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses.  Cash equivalents consist of money market accounts at a financial institution.  Investments consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of variable rate municipal bonds, U.S. Government agency securities and mutual funds carried at fair value. Investments are highly liquid and are available upon demand generally with only a minor penalty.

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

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist.  Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments.  Cash equivalents include all liquid debt instruments (primarily cash funds and money market accounts) purchased with an original maturity of three months or less.  Investments classified as available-for-sale securities consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of municipal bonds, and mutual funds carried at fair value.

Other than as discussed above, management is not aware of any matters that have materially affected the three months ended June 30, 2003, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

MARKET RISK

At June 30, 2003, the Company had an investment portfolio of fixed income securities of $14,719,118 and mutual funds of $6,847,823, excluding $4,073,435 of those classified as cash and cash equivalents and variable rate securities.  The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.

CRITICAL ACCOUNTING POLICIES

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

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

The Company’s policies for these matters, which are described in Note 1 to the financial statements in the Company’s Report on Form 10-K for the period ended March 30, 2003 filed with the Securities and Exchange Commission on June 27, 2003, are in accordance with generally accepted accounting principles. Management believes that their application results in a fair presentation in the financial statements of the Company’s operating results and financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits.

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001.(1)	Incorporated by Reference
3.2	Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act.	Filed Electronically
32.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.	Filed Electronically

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)          Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(b)                                 Reports on Form 8-K.

On August 13, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By:	/s/ Marvin E. Dee
Marvin E. Dee

Vice President, Chief Financial Officer, Secretary and Treasurer
(On behalf of the Registrant and as principal financial officer)
Dated: August 14, 2003