Form 10-Q
period 2003-09-30
HAWKINS INC
filed 2003-11-14
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES                          ☒                                    NO                              ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES                          ☐                                    NO                              ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 7, 2003
Common Stock, par value $.05 per share	10,216,688

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2003	MARCH 30, 2003
	(UNAUDITED)	(DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,300,137	$1,353,720
Investments available-for-sale	21,298,454	22,902,561
Trade receivables – net	11,394,663	11,253,571
Inventories	11,560,659	9,398,338
Prepaid expenses and other current assets	1,792,997	2,502,496
Total current assets	51,346,910	47,410,686

PROPERTY, PLANT AND EQUIPMENT- net	27,846,910	27,466,519

INTANGIBLE ASSETS - less accumulated amortization of $1,443,129 and $1,301,386, respectively	2,919,920	3,061,663

OTHER ASSETS	2,882,796	3,159,871
	$84,996,536	$81,098,739
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$6,318,830	$5,854,720
Dividends payable	1,839,004	1,839,004
Other current liabilities	6,031,996	6,210,526
Total current liabilities	14,189,830	13,904,250

DEFERRED INCOME TAXES	1,305,749	1,254,649

OTHER LONG-TERM LIABILITIES	159,124	226,336

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,216,688 shares issued and outstanding	510,834	510,834
Additional paid-in capital	37,747,492	37,747,492
Accumulated other comprehensive income	162,807	79,063
Retained earnings	30,920,700	27,376,115
Total shareholders’ equity	69,341,833	65,713,504
	$84,996,536	$81,098,739

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30		SIX MONTHS ENDED SEPTEMBER 30
	2003	2002	2003	2002
	(UNAUDITED)		(UNAUDITED)

Sales	$28,645,014	$27,636,311	$57,711,881	$54,919,212

Cost of sales	20,282,707	19,673,756	40,913,441	39,205,531

Gross margin	8,362,307	7,962,555	16,798,440	15,713,681

Selling, general and administrative expenses	4,405,588	3,895,389	8,598,243	7,691,224

Income from operations	3,956,719	4,067,166	8,200,197	8,022,457

Investment income	190,854	190,189	413,392	323,338

Interest expense		(2,044)		(4,089)

Income before income taxes	4,147,573	4,255,311	8,613,589	8,341,706

Provision for income taxes	1,556,000	1,574,000	3,230,000	3,086,000

Net income	$2,591,573	$2,681,311	$5,383,589	$5,255,706

Weighted average number of shares outstanding	10,216,688	10,216,688	10,216,688	10,216,688

Earnings per share - basic and diluted	$0.25	$0.26	$0.53	$0.51

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30
	2003	2002
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,383,589	$5,255,706
Reconciliation to cash flows:
Depreciation and amortization	1,452,008	1,451,510
Deferred income taxes		40,000
Changes in operating accounts (requiring) providing cash:
Trade receivables	(141,092)	(166,657)
Inventories	(2,162,321)	69,669
Accounts payable	464,110	717,515
Other liabilities	(245,742)	2,326,686
Other	742,249	565,130

Net cash provided by operating activities	5,492,801	10,259,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,690,656)	(883,007)
Purchases of investments	(2,393,015)	(16,565,697)
Sale and maturities of investments	4,281,966	5,000,000
Payments received on notes receivable.	94,325	178,482

Net cash provided by (used in) investing activities	292,620	(12,270,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,839,004)	(1,532,690)

Net cash used in financing activities	(1,839,004)	(1,532,690)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,946,417	(3,543,353)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,353,720	7,339,895

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,300,137	$3,796,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$2,533,498	$1,505,724

See accompanying notes to condensed financial statements.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                             The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for fiscal year ended March 30, 2003, previously filed with the Securities and Exchange Commission (the Commission).  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003 filed with the Commission on June 27, 2003.

2.                             The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

3.                             Inventories, principally valued by the LIFO method, are less than current cost by approximately $528,000 at September 30, 2003.  Inventory consists principally of finished goods.

4.                             In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation No. 45).  Interpretation No. 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  Interpretation No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees.  The disclosure requirements in Interpretation No. 45 are effective for interim or annual financial statements for periods ended after December 15, 2002.  The adoption of Interpretation No. 45 did not have an impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  In October 2003, the FASB agreed to defer the effective date so that a public company would not need to apply the provisions of the interpretation to VIE interests acquired before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003.  Because the Company believes it has no variable interest entities, it does not expect that the adoption of this new standard will have a material effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Under previous guidance, issuers could account for many of those instruments as equity.  SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial position.

5.                            The Company has two reportable segments: Industrial and Water Treatment.  Reportable segments are defined by product and type of customer.  Each segment is responsible for the sales, marketing and development of its products and services.  The segments do not have separate accounting, administration, customer service or purchasing functions.

REPORTABLE SEGMENTS	INDUSTRIAL	WATER TREATMENT	TOTAL

THREE MONTHS ENDED SEPTEMBER 30, 2003
Sales	$16,525,608	$12,119,406	$28,645,014
Gross margin	4,044,521	4,317,786	8,362,307
Income from operations	1,274,119	2,682,600	3,956,719

THREE MONTHS ENDED SEPTEMBER 30, 2002
Sales	$16,869,406	$10,766,905	$27,636,311
Gross margin	4,198,352	3,764,203	7,962,555
Income from operations	1,779,204	2,287,962	4,067,166

SIX MONTHS ENDED SEPTEMBER 30, 2003
Sales	$34,362,349	$23,349,532	$57,711,881
Gross margin	8,468,939	8,329,501	16,798,440
Income from operations	2,992,086	5,208,111	8,200,197

SIX MONTHS ENDED SEPTEMBER 30, 2002
Sales	$33,987,856	$20,931,356	$54,919,212
Gross margin	8,338,949	7,374,732	15,713,681
Income from operations	3,563,026	4,459,431	8,022,457

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2003 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.  Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

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

RESULTS OF OPERATIONS

Sales increased $1,008,703, or 3.6%, in the three months ended September 30, 2003, and $2,792,669, or 5.1%, in the six months ended September 30, 2003 as compared to the same periods a year ago.  Industrial segment sales decreased by $343,798 in the three months ended September 30, 2003 and increased by $374,493 in the six-month period ended September 30, 2003 as compared to the same respective periods in 2002.  The Industrial segment continues to be challenged by the sluggish economy and competition resulting in a decrease in sales in certain product lines during the three and six-month periods ended September 30, 2003 as compared to the prior year.  An increase in the cost and selling price of a single, large-volume product (caustic soda) in comparison to the prior year positively effected sales contributing to the increase in sales for the six-month period ended September 30, 2003.  Water Treatment segment sales increased by $1,352,501 and $2,418,176 respectively, in the three and six-month periods ended September 30, 2003 as compared to the same respective periods in 2002.  These increases were primarily attributable to volume increases, due in part to favorable weather conditions, the Company’s geographic expansion into Illinois and Nebraska, and to a lesser extent, selling price increases.

The gross margin, as a percentage of sales, for the three and six months ended September 30, 2003 was 29.2% and 29.1%, respectively, compared to 28.8% and 28.6%, respectively, for the comparable periods of 2002.  For the Industrial segment, gross margin, as a percentage of sales, was 24.5% for the three months ended September 30, 2003 compared to 24.9% in the prior year and 24.6% for the six months ended September 30, 2003 compared to 24.5% for the comparable period in 2002.  These fluctuations relate to changes in the cost and selling price of caustic soda during fiscal 2003 and 2004 and to the inventory position the Company had at the end of the 2002 barge-shipping season.  Changes in product mix in all product lines also contributed to the fluctuations in gross margin.  The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases.  The cost of this product is normally subject to fluctuations, which are expected to continue in future periods.  The Company has also generally been able to, and expects to continue to, adjust its selling price as the cost of materials and other expenses changes.  Gross margin, as a percentage of sales, for the Water Treatment segment was 35.6% for the three months ended September 30, 2003 compared to 35.0% in the comparable period of 2002 and 35.7% for the six-month period ended September 30, 2003 compared to 35.2% for the comparable period of 2002.  These increases are primarily attributable to increased sales volumes associated with favorable weather conditions, new product introductions, which tend to have higher margins and to some extent fixed costs included in cost of sales that do not fluctuate with volume changes.

Selling, general and administrative expenses, as a percentage of sales, for the three and six months ended September 30, 2003 were 15.4% and 14.9%, respectively, compared to 14.1% and 14.0% for the comparable periods a year ago.  The increases were mainly due to increased employee compensation and benefits within both the Industrial and Water Treatment segments, consulting fees associated with the requirements of the Sarbanes-Oxley Act and the Company’s evaluation of Enterprise Resource Planning systems and increased insurance and other operating costs.  Employee compensation and benefits compromise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income increased by $90,054 for the six months ended September 30, 2003, compared to the same period one year ago.  The increase was primarily due to increased amounts of cash available for investment and higher returns on the Company’s cash equivalents and available for sale securities, which consist primarily of money market accounts, municipal bonds, U.S. Government agency securities, mutual funds, and investment contracts with high-rated, stable insurance companies.

PROVISION FOR INCOME TAXES

The effective income tax rate was 37.5% for the three and six months ended September 30, 2003 and was 37.0% for the three and six months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended September 30, 2003, cash provided by operations was $5,492,801 compared to $10,259,559 for the same period one year ago.  This decrease was primarily due to fluctuations in inventory values and quantities, year-over-year variances in tax payments and timing of retirement plan payments due to the Company’s change in fiscal year end, which resulted in the six-month transitional period ended March 31, 2002.  These decreases were partially offset by an increase in net income.

Cash provided by investing activities increased by $12,562,842 primarily due to a $14,172,682 decrease in purchases of investments as the Company was in the process of transitioning investments into higher rate of return investments during the six months ended September 30, 2002.  This decrease in purchases was partially offset by an $807,649 increase in property and equipment additions during the six months ended September 30, 2003 in comparison to the six months ended September 30, 2002.

Cash and investments available-for-sale increased by $2,342,310 from March 30, 2003 to $26,598,591 as of September 30, 2003.  The increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses.  Cash equivalents consist of money market accounts at a financial institution.  Investments consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of municipal bonds, U.S. Government agency securities and mutual funds carried at fair value.  Investments are highly liquid and are available upon demand generally with only a minor penalty.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds.  Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term.  If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at September 30, 2003 puts it in a position to obtain debt financing on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist.  Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments.  Cash equivalents include all liquid debt instruments (primarily cash funds and money market accounts) purchased with an original maturity of three months or less.  Investments classified as available-for-sale securities consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of municipal bonds, U.S. Government agency securities, and mutual funds carried at fair value.

Other than as discussed above, management is not aware of any matters that have materially affected the six months ended September 30, 2003, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003 (fiscal 2003).  The accounting policies used in preparing the Company’s interim fiscal 2004 financial statements are the same as those described in the Company’s Annual Report, except as described in Note 4 to the unaudited financial statements included in this report.

In preparing the financial statements, the Company follows accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.  The Company re-evaluates its estimates on an on-going basis.  The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions and conditions.  The Company believes its critical accounting policies are those related to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003, the Company had an investment portfolio of fixed income securities of $12,995,915 and mutual funds of $7,911,559, excluding $6,626,827 of those classified as cash and cash equivalents and variable rate securities.  The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in a lawsuit encaptioned Chavarria v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al.  This action was filed on September 7, 2001 in the Superior Court of the State of California, County of Los Angeles, Northwest District, Case No. LC 057561.  The plaintiffs are seeking unspecified compensatory and punitive damages relating to claims arising from the alleged mislabeling of certain inventory purchased by the Company as part of an acquisition by the Company in May 2000.  The Company is vigorously defending the lawsuit.  However, due to the inherent uncertainty of litigation, the Company is unable to predict the outcome and what effect, if any, the resolution of this matter may have on the Company’s business or its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on August 14, 2003.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act.  There was no solicitation in opposition to the Board of Director nominees listed in the proxy statement and all of the nominees for director were elected with the following votes:

	For	Withheld	Abstain	Broker Non-votes
John R. Hawkins	8,346,801	390,556	0	0
Kurt R. Norman	8,298,692	438,665	0	0
Dean L. Hahn	8,265,232	472,125	0	0
Donald L. Shipp	8,292,360	444,997	0	0
Howard M. Hawkins	8,339,587	397,770	0	0
John S. McKeon	8,343,319	394,038	0	0
Duane M. Jergenson	8,669,782	67,575	0	0
G. Robert Gey	8,626,857	110,500	0	0
Daryl I. Skaar	8,625,512	111,845	0	0

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001.(1)	Incorporated by Reference
3.2	Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By:	/s/ Marvin E. Dee

Marvin E. Dee

Vice President, Chief Financial Officer, Secretary and Treasurer (On behalf of the Registrant and as principal financial officer)
Dated: November 14, 2003