Form 10-Q
period 2003-12-31
HAWKINS INC
filed 2004-02-17
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 16, 2004
Common Stock, par value $.05 per share	10,216,688

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	DECEMBER 31, 2003	MARCH 30, 2003
	(UNAUDITED)	(DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,901,860	$1,353,720
Investments available-for-sale	22,261,399	22,902,561
Trade receivables – net	9,957,176	11,253,571
Inventories	10,924,219	9,398,338
Prepaid expenses and other current assets	2,675,829	2,502,496
Total current assets	48,720,483	47,410,686

PROPERTY, PLANT AND EQUIPMENT- net	28,071,354	27,466,519

INTANGIBLE ASSETS - less accumulated amortization of $1,514,000 and $1,301,386, respectively	2,849,049	3,061,663

OTHER ASSETS	2,749,606	3,159,871
	$82,390,492	$81,098,739
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable — trade	$4,793,859	$5,854,720
Dividends payable		1,839,004
Other current liabilities	5,710,297	6,210,526
Total current liabilities	10,504,156	13,904,250

DEFERRED INCOME TAXES	1,287,649	1,254,649

OTHER LONG-TERM LIABILITIES	124,437	226,336

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,216,688 shares issued and outstanding	510,834	510,834
Additional paid-in capital	37,747,492	37,747,492
Accumulated other comprehensive income	132,387	79,063
Retained earnings	32,083,537	27,376,115
Total shareholders’ equity	70,474,250	65,713,504
	$82,390,492	$81,098,739

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED DECEMBER 31		NINE MONTHS ENDED DECEMBER 31
	2003	2002	2003	2002
	(UNAUDITED)		(UNAUDITED)

Sales	$24,951,807	$24,331,951	$82,663,688	$79,251,163

Cost of sales	19,057,101	18,041,370	59,970,542	57,246,901

Gross margin	5,894,706	6,290,581	22,693,146	22,004,262

Selling, general and administrative expenses	4,250,032	3,578,708	12,848,275	11,269,932

Income from operations	1,644,674	2,711,873	9,844,871	10,734,330

Investment income	217,163	201,290	630,555	524,628

Interest expense				(4,089)

Income before income taxes	1,861,837	2,913,163	10,475,426	11,254,869

Provision for income taxes	699,000	1,078,000	3,929,000	4,164,000

Net income	$1,162,837	$1,835,163	$6,546,426	$7,090,869

Weighted average number of shares outstanding	10,216,688	10,216,688	10,216,688	10,216,688

Earnings per share - basic and diluted	$0.11	$0.18	$0.64	$0.69

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED DECEMBER 31
	2003	2002
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,546,426	$7,090,869
Reconciliation to cash flows:
Depreciation and amortization	2,204,577	2,201,147
Deferred income taxes		40,000
Changes in operating accounts (requiring) providing cash:
Trade receivables	1,296,395	848,662
Inventories	(1,525,881)	(135,926)
Accounts payable	(1,060,861)	(300,360)
Other liabilities	(602,128)	1,100,084
Other	(55,986)	(89,460)

Net cash provided by operating activities	6,802,542	10,755,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,596,798)	(1,563,770)
Purchases of investments	(4,118,234)	(17,985,269)
Sale and maturities of investments	4,995,720	5,290,000
Payments received on notes receivable.	142,918	223,350

Net cash used in investing activities	(1,576,394)	(14,035,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,678,008)	(3,065,193)
Debt repayment		(116,823)

Net cash used in financing activities	(3,678,008)	(3,182,016)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,548,140	(6,462,689)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,353,720	7,339,895

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,901,860	$877,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$3,058,498	$3,641,224

Cash paid for interest	$	$8,177

See accompanying notes to condensed financial statements.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003, previously filed with the Securities and Exchange Commission (the Commission).  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2003 filed with the Commission on June 27, 2003.

2.                                       The results of operations for the period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

3.                                       Inventories, principally valued by the LIFO method, are less than current cost by approximately $528,000 at December 31, 2003.  Inventory consists principally of finished goods.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary.  The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.  In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority.  In December 2003, the FASB revised Interpretation No. 46 to exclude from its scope certain entities that meet the definition of a business under Emerging Issues Task Force Issue No. 98-3 “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business.”  Interpretation No. 46 (Revised) shall be applied to all entities no later than the first reporting period ending after March 15, 2004.  The adoption of Interpretation No. 46 is not expected to have an impact on the Company’s results of operations or financial position.

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

REPORTABLE SEGMENTS	INDUSTRIAL	WATER TREATMENT	TOTAL

THREE MONTHS ENDED DECEMBER 31, 2003
Sales	$16,712,142	$8,239,665	$24,951,807
Gross margin	3,541,127	2,353,579	5,894,706
Income from operations	663,252	981,422	1,644,674

THREE MONTHS ENDED DECEMBER 31, 2002
Sales	$16,551,720	$7,780,231	$24,331,951
Gross margin	4,015,042	2,275,539	6,290,581
Income from operations	1,485,441	1,226,432	2,711,873

NINE MONTHS ENDED DECEMBER 31, 2003
Sales	$51,074,491	$31,589,197	$82,663,688
Gross margin	12,010,066	10,683,080	22,693,146
Income from operations	3,655,338	6,189,533	9,844,871

NINE MONTHS ENDED DECEMBER 31, 2002
Sales	$50,539,576	$28,711,587	$79,251,163
Gross margin	12,353,991	9,650,271	22,004,262
Income from operations	5,048,467	5,685,863	10,734,330

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended December 31, 2003 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.  Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

RISK FACTORS

In addition to specific factors which may be described in connection with any of the Company’s forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following items.

•                  Reduced profit margins due to the cyclical nature of commodity chemical prices.  The cyclicality of commodity chemical markets, such as caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity.  The Company cannot predict with any certainty whether the markets for its commodity chemicals will favorably impact the Company’s operations or whether the Company will experience losses due to excess inventory levels and hence lower prices.

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

•                  Technology risks, such as the failure to successfully implement new technology, or the failure to continue to make process improvements to reduce costs or to analyze our business.3

•                  Loss of senior management or other key personnel and our ability to hire suitable replacements in a timely manner.

These factors are not exhaustive and new factors may emerge or existing factors may change in a manner that impacts our business.  We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

Sales increased $619,856, or 2.5%, in the three months ended December 31, 2003, and $3,412,525, or 4.3%, in the nine months ended December 31, 2003 as compared to the same periods a year ago.  Industrial segment sales increased by $160,422 in the three months ended December 31, 2003 and increased by $534,915 in the nine-month period ended December 31, 2003 as compared to the same respective periods in 2002.  An increase in the cost and selling price of a single, large-volume product (caustic soda) in comparison to the prior year positively effected sales contributing to the increase in sales for the three and nine-month periods ended December 31,

2003.  However, the Industrial segment continues to be negatively affected by competitive pricing along several product lines and by a decrease in market demand.  Water Treatment segment sales increased by $459,434 and $2,877,610 respectively, in the three and nine-month periods ended December 31, 2003 as compared to the same respective periods in 2002.  These increases were primarily attributable to volume increases, due in part to favorable weather conditions, and, to a lesser extent, the Company’s geographic expansion into Illinois and Nebraska and selling price increases.

Gross margin, as a percentage of sales, for the three and nine months ended December 31, 2003 was 23.6% and 27.5%, respectively, compared to 25.9% and 27.8%, respectively, for the comparable periods of 2002.  For the Industrial segment, gross margin, as a percentage of sales, was 21.2% for the three months ended December 31, 2003 compared to 24.3% in the prior year and 23.5% for the nine months ended December 31, 2003 compared to 24.4% for the comparable period in 2002.  These decreases relate in part to changes in the cost and selling price of caustic soda during fiscal 2003 and 2004 and to the inventory position the Company had at the end of the 2002 barge-shipping season.  Additionally, gross margin has been negatively impacted by increased insurance costs and employee compensation and benefits.  Changes in product mix in all product lines and a highly competitive market environment also contributed to the decreases in gross margin.  The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases.  The cost of this product is normally subject to fluctuations, which are expected to continue in future periods.  The Company has also generally been able to, and expects to continue to be able to, adjust its selling price as the cost of materials and other expenses changes.  Gross margin, as a percentage of sales, for the Water Treatment segment was 28.6% for the three months ended December 31, 2003 compared to 29.2% in the comparable period of 2002 and 33.8% for the nine-month period ended December 31, 2003 compared to 33.6% for the comparable period of 2002.  The decrease for the three-month period ended December 31, 2003 was primarily attributable to less favorable product mix and an increase in competitive pricing pressures.  The increase for the nine month period ended December 31, 2003 was primarily attributable to increased sales volumes associated with favorable weather conditions, new product introductions, which tend to have higher margins, and, to some extent, fixed costs included in cost of sales that do not fluctuate with volume changes.

Selling, general and administrative expenses, as a percentage of sales, for the three and nine months ended December 31, 2003 were 17.0% and 15.5%, respectively, compared to 14.7% and 14.2% for the comparable periods a year ago.  The increases were mainly due to consulting fees associated with the Company’s efforts in complying with the requirements of the Sarbanes-Oxley Act and to the Company’s evaluation and investment in an Enterprise Resource Planning System.  The Company will continue to incur additional expenses, including additional staffing and outside professional services, to implement the Enterprise Resource Planning System and meet the requirements of the Sarbanes-Oxley Act.  Additionally, increased insurance costs and employee compensation and benefits within both the Industrial and Water Treatment segments contributed to the increases.  Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income increased by $105,927 for the nine months ended December 31, 2003, compared to the same period one year ago.  The increase was primarily due to increased amounts of cash available for investment and higher returns on the Company’s cash equivalents and available for sale securities, which consist primarily of money market accounts, municipal bonds, U.S. Government agency securities, mutual funds, and investment contracts with high-rated, stable insurance companies.

PROVISION FOR INCOME TAXES

The effective income tax rate was 37.5% for the three and nine months ended December 31, 2003 and was 37.0% for the three and nine months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended December 31, 2003, cash provided by operations was $6,802,542 compared to $10,755,016 for the same period one year ago.  This decrease was primarily due to fluctuations in inventory values and quantities, a decrease in net income, year-over-year variances in tax payments and the timing of retirement plan payments due to the Company’s change in fiscal year end, which resulted in the six-month transitional period ended March 31, 2002.

Cash provided by investing activities increased by $12,459,295 primarily due to a $13,867,035 decrease in purchases of investments as the Company was in the process of transitioning investments into higher rate of return investments during the nine months ended December 31, 2002.  This decrease in purchases was partially offset by a $1,033,028 increase in property and equipment additions during the nine months ended December 31, 2003 in comparison to the nine months ended December 31, 2002.

Cash and investments available-for-sale increased by $906,978 from March 30, 2003 to $25,163,259 as of December 31, 2003.  The increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses.  Cash equivalents consist of money market accounts at a financial institution.  Investments consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of commercial paper, municipal bonds, U.S. Government agency securities and mutual funds carried at fair value.  Investments are highly liquid and are available upon demand generally with only a minor penalty.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds.  Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term.  If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at December 31, 2003 puts it in a position to obtain debt financing on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist.  Until appropriate investment opportunities are identified, the Company will continue to invest excess cash in conservative investments.  Cash equivalents include all liquid debt instruments (primarily cash funds and money market accounts) purchased with an original maturity of three months or less.  Investments classified as available-for-sale securities consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of commercial paper, municipal bonds, U.S. Government agency securities, and mutual funds carried at fair value.

Other than as discussed above, management is not aware of any matters that have materially affected the nine months ended December 31, 2003, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003, the Company had an investment portfolio of fixed income securities of $12,827,893 and mutual funds of $8,932,558, excluding $4,241,893 of those classified as cash and cash equivalents and variable rate securities.  The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.

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

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)          Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(b)                      Reports on Form 8-K.

On November 13, 2003, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By:	/s/ Marvin E. Dee

Marvin E. Dee

Vice President, Chief Financial Officer, Secretary and Treasurer (On behalf of the Registrant and as principal financial officer)
Dated: February 16, 2004