Form 10-K
period 2004-03-28
HAWKINS INC
filed 2004-06-10
CIK 46250

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 28, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES                          ☒                                    NO                              ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $99,493,482 based upon the closing sale price for Hawkins, Inc.’s common stock on that date as reported by The Nasdaq Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.

As of June 1, 2004, the Registrant had 10,216,688 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held August 5, 2004.

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

(c)                                  NARRATIVE DESCRIPTION OF THE BUSINESS.

(i)                                     PRODUCTS AND MARKETS. The Company’s business is conducted in two segments, Water Treatment and Industrial, which are more fully described below:

(A)                              WATER TREATMENT. The Water Treatment segment specializes in providing equipment, chemicals and solutions to problems for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The Water Treatment Group has warehouses in twelve cities and utilizes a Driver/Technician/Salesperson approach in supplying products and service to customers in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska, Illinois, Michigan, Montana, Kansas and Wyoming. In December 2000, operations in the Minneapolis/St. Paul area relocated to a new 59,000 square-foot facility, “the Red Rock facility.” The Red Rock facility, located on the Mississippi River in St. Paul, Minnesota, has improved operational efficiencies, as the Water Treatment operations are now located at the facility where several key products are produced and the consolidated warehouse space has reduced the amount of time required to load trucks between deliveries.

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

The Industrial segment receives, stores and distributes various chemicals in bulk, including liquid caustic soda, phosphoric acid, potassium hydroxide and aqua ammonia; manufactures sodium hypochlorite (bleach) and agricultural products; repackages water treatment chemicals; and performs custom blending of certain chemicals for customers according to customer formulas. The Industrial segment operates liquid caustic soda barge terminals to receive shipments during the period the Mississippi River is open to barge traffic (approximately April 1 through November 15). During the remainder of the year, the Company relies on stockpiles, as well as supplies shipped in by railroad tank car. Approximately 80% of the terminal operations business is related to liquid caustic soda. Pursuant to operating agreements it has with other chemical companies, the Company receives and stores liquid caustic soda and other chemicals at its two terminal sites, Hawkins Terminal 1 and Terminal 2. Terminal 1 and Terminal 2 are located on opposite sides of the Mississippi River in St. Paul, Minnesota.

Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings four times, the most recent being in the spring of 2001. From approximately April 12, 2001 to May 8, 2001, the areas around the terminals were flooded, preventing shipments to and from these locations. The terminals themselves were not flooded, as the facilities were adequately protected by dikes. Additionally, the high water interrupted barge traffic on the Mississippi River and no caustic soda barges were received from the closing of the river in the fall of 2000 until the end of May 2001. No substantial interruptions to sales resulted from the flooding, as trucks and railroad tank cars were used as an alternative means of supply. However, the Company incurred additional shipping, labor, and other costs and was not able to pass through all of these costs to its customers. This had a negative impact on earnings in the third quarter of fiscal 2001 of approximately $200,000. No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the Company’s operations in the future from flooding. In September 2001, a 1.5 million-gallon caustic soda storage tank was completed at the Red Rock facility, allowing it to serve as an additional terminal for bulk chemicals. Historically, the property on which the Red Rock facility is located has not been subject to flooding when Terminals 1 and 2 were not usable due to high water, and the facility was not affected by the flooding in 2001. The Company believes the impact of future flooding, if any, will be reduced as the Red Rock facility is expected to allow the Company to continue normal shipping to customers during periods of high water levels.

The Industrial segment also includes a manufacturing, blending and sales distribution center for industrial chemicals, food grade chemicals, high-purity electronic chemicals and laboratory chemicals and supplies. Bulk industrial chemicals are generally repackaged and sold in smaller quantities to the Company’s customers. Sales are concentrated primarily in Wisconsin, Minnesota, northern Iowa, and North and South Dakota. The principal products are acids and alkalis and industrial and food grade salts. The Industrial segment also specializes in sales to the plating and electronic industries, relying on a specially trained sales staff that works directly with customers on their surface finishing needs.

On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary’s Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers. On May 26, 2000, the Company also entered into a five-year employment agreement with one of the previous owners and consulting agreements with the other two previous owners of Universal Chemicals. The employment agreement and consulting agreements contain performance bonuses and non-compete provisions. The agreements are based on Universal Chemicals’ cumulative operating results, as defined in the agreements, for five years after the acquisition date and have a maximum payout of $3,520,000. Based upon financial results through March 28, 2004, no payment amount would be due. The non-compete provisions extend for a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals’ operating results, as defined in the agreements, for five years after the termination date.

(ii)                                  NEW PRODUCTS. The Company did not have any significant new products during the fiscal year ended March 28, 2004.

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

(xi)                                RESEARCH AND DEVELOPMENT. The Company does not have a formal research and development function. Employees are assigned to research and development projects as the need arises. During the fiscal year ended March 28, 2004, expenditures for research and development were negligible and not material to the Company’s business.

(xii)                             ENVIRONMENTAL MATTERS. The Company is primarily a compounder and distributor, rather than a manufacturer, of chemical products. As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effects upon the capital expenditures, earnings or competitive position of the Company. The Company does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal 2005.

(xiii)                          EMPLOYEES. The number of persons employed by the Company as of March 28, 2004 was 205.

(d)                                 FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Because the Company deals primarily in one geographic area of the United States, a breakdown of sales, profitability or assets attributable to different geographic areas is not meaningful to an understanding of the Company’s business.

(e)                                  AVAILABLE INFORMATION. We have made available, free of charge, through our Internet website (http:// www.hawkinsinc.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the 1934 Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

As noted above, in December 2000 the Company completed the Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land. This facility has outside storage capacity of approximately 1.5 million gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota through July 31, 2029 for a basic rent plus an amount based on the annual tonnage unloaded at the site. The basic rent and annual tonnage rent are to be renegotiated every five years beginning August 1, 2004.

In addition to the facilities described above, the Company’s other facilities are described below. These facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned and is fully utilized by the Company.

Segment	Location	Primary Use	Approx. Square Feet

Industrial	St. Paul, MN (1)	Office, Warehouse and Garage	32,000
	St. Paul, MN (2)	Office	3,000
Water Treatment	Fargo, ND (3)	Office and Warehouse	22,800
	Fond du Lac, WI	Warehouse	20,300
	Washburn, ND (4)	Office and Warehouse	14,000
	Billings, MT	Office and Warehouse	6,000
	Sioux Falls, SD (5)	Warehouse	18,000
	Rapid City, SD	Warehouse	3,600
	Willow Springs, IL (2)	Warehouse	2,400
	Superior, WI	Office and Warehouse	17,000
	Slater, IA	Warehouse	8,700
	Lincoln, NE (2)	Office and Warehouse	5,400
	Eldridge, IA	Office and Warehouse	6,000

(1)                                  The Company’s terminal operations are located at two sites on opposite sides of the Mississippi River, made up of three buildings, nine outside storage tanks with a total capacity of approximately 8,900,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the annual tonnage unloaded at each site. The applicable leases run until December 31, 2008, at which time the Company has an option to renew the leases for an additional five-year period on the same terms and conditions subject to renegotiation of rent. The Company also has options to renew these leases for additional successive five-year renewal periods (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

(2)                                  This facility is leased from a third party.

(3)                                  Part of this facility is leased to a third party (5,000 square feet).

(4)                                  Part of this facility is leased to a third party (2,500 square feet).

(5)                                  Part of this facility is leased to a third party (6,000 square feet).

ITEM 3.                                                     LEGAL PROCEEDINGS.

The Company was a defendant in a lawsuit encaptioned Chavarria et al v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al. This action was filed on September 7, 2001 in the Superior Court of the State of California, County of Los Angeles, Northwest District, Case No. LC 057561. The plaintiffs were seeking unspecified compensatory and punitive damages relating to claims arising from the alleged mislabeling of certain inventory purchased by the Company as part of an acquisition in May 2000. A tentative settlement was reached in February 2004, and on April 9, 2004 the case was dismissed. Pursuant to the terms of the settlement, the Company did not admit or deny any of the allegations of the complaint. The Company was responsible for the payment of $3.0 million that was not covered by insurance, which was charged against income from operations and paid during the fourth quarter of fiscal 2004. The Company is pursuing reimbursement of the settlement payment and defense costs from third parties.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages and offices held, as of June 1, 2004 are set forth below:

Name	Age	Office

John R. Hawkins	52	Chairman of the Board and Chief Executive Officer

Marvin E. Dee	55	Vice President, Chief Financial Officer, Secretary, and Treasurer

Keenan A. Paulson	54	Vice President - Water Treatment Group

John R. Sevenich	46	Vice President - Manufacturing and Specialty Products

Daniel E. Soderlund	41	Vice President – Pharmaceuticals

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

Keenan A. Paulson has been the Company’s Vice President - Water Treatment Group since May 2000. Prior to attaining this position, Ms. Paulson held various positions during her 32-year career with the Company, most recently as its Water Treatment General Manager.

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

PART II

ITEM 5.                                                     MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Quarterly Stock Data	High	Low

Fiscal 2004
4th Quarter	$13.650	$11.600
3rd Quarter	13.900	12.620
2nd Quarter	12.970	10.280
1st Quarter	11.350	9.035

Fiscal 2003
4th Quarter	$9.400	$8.400
3rd Quarter	9.000	8.000
2nd Quarter	9.900	8.110
1st Quarter	10.200	8.800

Cash Dividends	Declared	Paid

Fiscal 2005
1st Quarter		$.18

Fiscal 2004
4th Quarter	$.18
3rd Quarter		$.18
2nd Quarter	$.18
1st Quarter		$.18

Fiscal 2003
4th Quarter	$.18
3rd Quarter		$.15
2nd Quarter	$.15
1st Quarter		$.15

The Company’s common shares are traded on The Nasdaq Stock Market® under the symbol “HWKN.” The price information represents closing sale prices as reported by The Nasdaq Stock Market. As of March 28, 2004, there were approximately 650 registered common shareholders, which includes nominees or broker dealers holding stock on behalf of an estimated 1,750 beneficial owners.

The Company first started paying cash dividends in 1985 and has done so consecutively since that time. Future dividend levels will be dependent upon Hawkins’ results of operations, financial position, cash flows and other factors, and will be evaluated by the Hawkins Board of Directors.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA TABLES

	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002

				Fiscal Years Ended September
				2001	2000	1999

Sales	$107,028,131	$104,004,611	$49,868,179	$107,931,668	$98,021,731	$96,734,470

Net income	5,751,884	8,430,172	3,083,771	7,117,578	8,567,699	9,698,642

Basic and diluted earnings per common share	.56	.83	.30	.69	.81	.87

Cash dividends declared per common share	.36	.33	.15	.30	.32	.27

Cash dividends paid per common share	.36	.30	.15	.30	.29	.25

Total assets	82,616,905	81,098,739	71,487,133	74,868,121	69,894,520	68,999,827

Long-term debt				116,823	226,003	328,040

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

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

The information contained in this Annual Report on Form 10-K for the year ended March 28, 2004 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider the following list to be a complete statement of all potential risks and uncertainties.

RISK FACTORS

In addition to specific factors which may be described in connection with any of the Company’s forward-looking statements, factors which could cause actual results to differ materially include, but are not limited to, the following items.

•                Reduced profit margins due to the cyclical nature of commodity chemical prices. The cyclicality of commodity chemical markets, such as caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity. The Company cannot predict with any certainty whether the markets for its commodity chemicals will favorably impact the Company’s operations or whether the Company will experience losses due to excess production resulting in oversupply and lower prices.

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

•                The Company is currently implementing an Enterprise Resource Planning (ERP) system. The ERP system implementation is critical for the Company to make its internal control certifications required by the end of fiscal 2005 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company believes the ERP system will be implemented by October 1, 2004. If the ERP system is not implemented by that date and/or there is not adequate training, policies and procedures implemented and documented on a timely basis, the Company may not be able to make an unqualified certification regarding the Company’s internal controls pursuant to Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2005.

These factors are not exhaustive and new factors may emerge or existing factors may change in a manner that impacts our business. We assume no obligation and disclaim any duty to update the forward-looking statements in this Annual Report on Form 10-K or any other public statement.

GENERAL

In December 2001, the Company changed its fiscal year end to a 52/53-week year ending on the Sunday closest to March 31 from a 52/53-week fiscal year ending on the Sunday closest to September 30. The change in year-end better matches the Company’s annual reporting process to its natural business cycles. This change resulted in a six-month transitional period ended March 31, 2002. This discussion compares the Company’s fiscal year ended March 28, 2004 with the fiscal year ended March 30, 2003, the fiscal year ended March 30, 2003 with the six-month transitional period ended March 31, 2002, and the six-month transitional period ended March 31, 2002 with the fiscal year ended September 30, 2001. Due to the seasonality of the Company’s business, management feels it would be more meaningful to the readers of these statements to compare results of operations to comparable periods.

OVERALL SUMMARY

Sales for the fiscal year ended March 28, 2004 were $107,028,131 versus $104,004,611 for the fiscal year ended March 30, 2003, $49,868,179 for the six-month transitional period ended March 31, 2002 and $107,931,668 for the fiscal year ended September 30, 2001. Net income for the fiscal year ended March 28, 2004 was $5,751,884 or $.56 per share compared to $8,430,172, or $.83 per share for the fiscal year ended March 30, 2003, $3,083,771, or $.30 per share for the six-month transitional period ended March 31, 2002, and $7,117,578, or $.69 per share for the fiscal year ended September 30, 2001. Return on average shareholders’

equity was 8.6% for the fiscal year ended March 28, 2004 compared to 13.4% for the fiscal year ended March 30, 2003, 10.5% for the six-month transitional period ended March 31, 2002 and 12.3% for the fiscal year ended September 30, 2001. Book value per share was $6.65 at March 28, 2004, $6.43 at March 30, 2003, and $5.91 at March 31, 2002.

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Year Ended September 30, 2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(73.9)%	(73.1)%	(76.9)%	(77.5)%
Gross margin	26.1%	26.9%	23.1%	22.5%
Selling, general and administrative expenses	(15.7)%	(14.3)%	(13.9)%	(13.2)%
Litigation settlement	(2.8)%
Income from operations	7.6%	12.6%	9.2%	9.3%
Investment income	.8%	.4%	.5%	.7%
Income before income taxes	8.4%	12.9%	9.7%	10.0%
Provision for income taxes	(3.0)%	(4.8)%	(3.5)%	(3.4)%
Net income	5.4%	8.1%	6.2%	6.6%

SALES

For the fiscal year ended March 28, 2004, sales for the Industrial segment were $67,746,982 and for the Water Treatment segment were $39,281,149. For the fiscal year ended March 30, 2003, sales for the Industrial segment were $67,674,289 and for the Water Treatment segment were $36,330,322. The increase in sales was primarily driven by the Water Treatment segment, as sales increased by $2,950,827 or 8.1% in comparison to the prior year. The increases were primarily attributable to volume increases, due in part to favorable summer weather conditions. Industrial segment sales were flat as the combination of an approximately 5.1% increase in caustic soda volumes sold and an increase in caustic soda selling price that increased sales by approximately 1.4% was offset by a decrease in sales to customers in the telecommunication and circuit board industries.

For the six-month transitional period ended March 31, 2002, sales for the Industrial segment were $35,686,509 and for the Water Treatment segment were $14,181,670. The decrease in sales in comparison to the fiscal year ended March 30, 2003 was due to a difference in period lengths and the seasonal nature of the Water Treatment segment’s business, as its sales during April through September are greater than its sales during October through March.

For the fiscal year ended September 30, 2001, sales for the Industrial segment were $73,818,768 and for the Water Treatment segment were $34,112,900. The decrease in sales for the six-month transitional period ended March 31, 2002 as compared to the fiscal year ended September 30, 2001 was due to the difference in the length of periods compared and to the seasonal nature of the Water Treatment segment’s business as mentioned above.

GROSS MARGIN

Gross margin, as a percentage of sales, was 26.1% for the fiscal year ended March 28, 2004 compared to 26.9% for the fiscal year ended March 30, 2003 and was 23.1% and 22.5% for the six-month transitional period ended March 31, 2002 and the fiscal year ended September 30, 2001, respectively. The gross margin variations are due to a number of variables as explained below.

Industrial Segment

Gross margin, as a percentage of sales, for the Industrial segment was 22.4% for the fiscal year ended March 28, 2004 compared to 23.8% for the fiscal year ended March 30, 2003 and was 21.4% and 18.7% for the six-month transitional period ended March 31, 2002 and the fiscal year ended September 30, 2001, respectively. The decrease for the fiscal year ended March 28, 2004 as compared to the fiscal year ended March 30, 2003 relates in part to changes in the cost and selling price of caustic soda during these periods and to the high level of high cost inventory on hand at the end of the 2004 fiscal year’s barge shipping season (October 2003). A highly competitive market environment resulted in an increase of approximately $600,000 in product costs that the Company was unable to pass on to its customers. Also, insurance expense increased by approximately $160,000 or 22.5% and employee compensation and benefits increased by approximately $134,000 or 4.9%.

The increases over the previous periods in the fiscal year ended March 30, 2003 and the six-month transitional period ended March 31, 2002 are mainly due to improved margins in most product lines and to fluctuations in the cost and selling price of caustic soda. During calendar 2002, the cost of caustic soda was increasing and continued to increase through the end of the 2003 fiscal year. Due to the large quantities of caustic soda inventory that are maintained to meet customer requirements and because the Company is on the last-in, first out (“LIFO”) method of valuing inventories, any cost fluctuations can impact gross margins. The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases. The cost of this product is normally subject to fluctuations, which are expected to continue in future periods. By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.

Water Treatment Segment

Gross margin, as a percentage of sales, for the Water Treatment segment was 32.6% for the fiscal year ended March 28, 2004, 32.7% for the fiscal year ended March 30, 2003, 27.6% for the six-month transitional period ended March 31, 2002, and 30.7% for the fiscal year ended September 30, 2001. The fiscal year ended March 28, 2004 was comparable with the fiscal year ended March 20, 2003 as the increase in sales, due primarily to favorable weather, was offset by higher operating costs. Additionally, in fiscal 2004 the Company started to manufacture a product line internally that resulted in an increased product margin of approximately $670,000. Offsetting this improvement in product margins was an increase in operating costs including an approximately $79,000 or 10.8% increase in insurance expense and an approximately $732,000 or 19.3% increase in employee compensation and benefits which includes an increase in commissions paid to route salespersons for the increase in product margins.

The gross margin increase for the fiscal year ended March 30, 2003 as compared to the six-month transitional period ended March 31, 2002 was due to the fiscal year end change and to the seasonal nature of the Water Treatment segment. During the months of April to September, the sales for this segment are greater and have higher profit margins than the sales for October to March. Additionally, there are certain fixed costs included in cost of sales that do not fluctuate with sales volumes. The decrease for the six-month transitional period ended March 31, 2002 in comparison to the fiscal year ended September 30, 2001 was due to the aforementioned fiscal year end change and the seasonality of the Water Treatment segment.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 15.7% ($16,793,094) for the fiscal year ended March 28, 2004, 14.3% for the fiscal year ended March 30, 2003, 13.9% for the six-month transitional period ended March 31, 2002, and 13.2% for the fiscal year ended September 30, 2001. The increase for the fiscal year ended March 28, 2004 was partially attributable to $536,000 in consulting fees associated with the Company’s efforts to comply with the requirements of the Sarbanes-Oxley Act and to the Company’s evaluation and investment in an Enterprise Resource Planning system. The Company will continue to incur additional expenses, including expenses for additional staffing and outside professional services, to implement the Enterprise Resource Planning system and meet the requirements of the Sarbanes-Oxley Act. Additionally, insurance costs increased by approximately $138,000 or 27.9% and employee compensation and benefits increased by approximately $601,000 or 5.4%. Employee compensation and benefits comprise the majority of the selling, general and administrative expenses. The increase for the fiscal year ended March 30, 2003 over the six-month transitional period ended March 31, 2002 was primarily attributable to the Company’s investment in infrastructure necessary to support future sales increases as well as a larger, more geographically dispersed organization. The six-month transitional period increase over the fiscal year ended September 30, 2001 was primarily attributable to increases in sales staff and insurance expense.

LITIGATION SETTLEMENT

The Company was a defendant in a lawsuit encaptioned Chavarria et al v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al. This action was filed on September 7, 2001 in the Superior Court of the State of California, County of Los Angeles, Northwest District, Case No. LC 057561. The plaintiffs were seeking unspecified compensatory and punitive damages relating to claims arising from the alleged mislabeling of certain inventory purchased by the Company as part of an acquisition by the Company in May 2000. A tentative settlement was reached in February 2004, and on April 9, 2004 the case was dismissed. Pursuant to the terms of the settlement, the Company did not admit or deny any of the allegations of the complaint. The Company was responsible for the payment of $3.0 million that was not covered by insurance, which was charged against income from operations and paid during the fourth quarter of fiscal 2004. The Company is pursuing reimbursement of the settlement payment and defense costs from third parties.

INVESTMENT INCOME

Investment income increased $458,640 to $825,689 for the fiscal year ended March 28, 2004 compared to $367,049 for the fiscal year ended March 30, 2003. The increase was attributable to an increase in cash available for investment and to a $370,000 loss recognized in the fiscal year ended March 30, 2003 due to declines in market value on investments which were deemed other than temporary. Investment income of $227,360 for the six-month transitional period ended March 31, 2002 was lower than the fiscal year ended March 30, 2003 due to less cash available for investment and the aforementioned change in our fiscal year end that resulted in the six-month transitional period. Investment income for the fiscal year ended March 30, 2003 was comparable to the fiscal year ended September 30, 2001, excluding the aforementioned $370,000 loss, as the increased amounts of cash available for investment during the fiscal year ended March 30, 2003 were offset by a lower rate of return.

PROVISION FOR INCOME TAXES

The effective income tax rate was 36.1% for the fiscal year ended March 28, 2004, 37.2% for the fiscal year ended March 30, 2003, 36.2% for the six-month transitional period ended March 31, 2002 and 33.8% for the fiscal year ended September 30, 2001. The decrease for the fiscal year ended March 28, 2004 compared to the fiscal year ended March 30, 2003 was due to a decrease in income before income taxes. The increase for the fiscal year ended March 30, 2003 compared to the six-month transitional period ended March 31, 2002 was primarily due to less tax-exempt interest income in the fiscal year ended March 30, 2003. The increase in the effective rate for the six-month transitional period compared to the fiscal year ended September 30, 2001 was due to changes in state apportionment factors.

INFLATION

Inflation did not have a significant impact on the Company during the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001, as selling prices have generally been adjusted as the cost of materials and other expenses have changed. On occasion, slight fluctuations in the cost of a single, large-volume product have not been reflected in the selling price of that product.

SELECTED QUARTERLY FINANCIAL DATA

	Fiscal Year Ended March 28, 2004 (Unaudited)
	First Quarter Ended June 30, 2003	Second Quarter Ended September 30, 2003	Third Quarter Ended December 31, 2003	Fourth Quarter Ended March 28, 2004

Sales	$29,066,867	$28,645,014	$24,951,807	$24,364,443
Gross margin	8,436,133	8,362,307	5,894,706	5,281,143
Net income (loss)	2,792,016	2,591,573	1,162,837	(794,542)
Basic and diluted earnings (loss) per share	$.27	$.25	$.11	$(.08)

	Fiscal Year Ended March 30, 2003 (Unaudited)
	First Quarter Ended June 30, 2002	Second Quarter Ended September 30, 2002	Third Quarter Ended December 31, 2002	Fourth Quarter Ended March 30, 2003

Sales	$27,282,901	$27,636,311	$24,331,951	$24,753,448
Gross margin	7,751,126	7,962,555	6,290,581	5,953,590
Net income	2,574,395	2,681,311	1,835,163	1,339,303
Basic and diluted earnings per share	$.25	$.26	$.18	$.14

FINANCIAL CONDITION

LIQUIDITY

Cash provided by operations in the fiscal year ended March 28, 2004 was $7,411,596 compared to $14,589,108 in the fiscal year ended March 30, 2003, $3,860,076 during the six-month transitional period ended March 31, 2002 and $9,950,745 in the fiscal year ended September 30, 2001. The decrease in the fiscal year ended March 28, 2004 compared to the fiscal year ended March 30, 2003 was due to the decrease in net income, including the $3,000,000 litigation settlement, the timing of liability payments, and the year-over-year variances in tax payments. The increase in the fiscal year ended March 30, 2003 compared to the six-month transitional period ended March 31, 2002 was due primarily to the timing of defined contribution retirement plan payments and the increase in net income due to the six month period, which was offset by fluctuations in inventory values and quantities. The decrease in the six-month transitional period ended March 31, 2002 compared to the fiscal year ended September 30, 2001 was due primarily to fluctuations in inventory and timing of liability payments and a decrease in net income due to the six-month period.

Cash and investments available-for-sale of $23,923,408 at March 28, 2004 was comparable with the $24,256,281 available as of March 30, 2003 and increased by $9,412,765 since March 31, 2002, primarily because of cash generated by operations in excess of capital expenditures and financing uses. Cash and investments available-for-sale increased by $1,909,772 from September 30, 2001 to $14,510,643 at the end of the six-month transitional period ended March 31, 2002. This increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses and the maturity of investments classified as investments held-to-maturity, which were invested in available-for-sale investments. Cash equivalents consist of money market accounts at a financial institution. Investments consist of investment contracts with high-rated, stable insurance companies, marketable securities consisting of variable rate municipal bonds, U.S. Government agency securities and mutual funds carried at fair value. Investments are highly liquid and are available upon demand generally with only a minor penalty. Additionally, cash and cash equivalents increased by $6,221,039 from September 30, 2001 to March 31, 2002 as the Company was in process at March 31, 2002 of transitioning investments into higher rate of return investments. Subsequent to March 31, 2002 a significant portion of the cash equivalents were invested in the aforementioned investment options.

As of March 28, 2004, the Company had an investment portfolio of fixed income securities of $10,705,527 and mutual funds of $11,031,316, excluding $2,911,565 classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility. The Company recorded a loss of $370,000 in the fiscal year ended March 30, 2003 due to declines in market value that were deemed other than temporary.

CAPITAL EXPENDITURES

Capital expenditures in the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001 were $4,897,551, $2,348,124, $1,145,030, and $7,056,226, respectively. Capital expenditures during the fiscal year ended March 28, 2004 consisted primarily of $1,450,000 for office furniture and equipment which includes approximately $1,000,000 for software and hardware data processing equipment, $1,425,000 for machinery and equipment, $1,275,000 for land, buildings and improvements, and $750,000 for transportation equipment. We anticipate capital expenditures in fiscal 2005 to be approximately $6.5 million primarily related to implementation of the Enterprise Resource Planning system, new route sales trucks and general maintenance projects.

COMMON STOCK REPURCHASES

The Company did not acquire any common stock during the fiscal years ended March 28, 2004 and March 30, 2003. During the six-month transitional period ended March 31, 2002, the Company acquired and retired 32,100 shares of common stock for $251,790.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments due by period
Contractual Obligation	2005	2006	2007	2008	2009	More than 5 Years	Total

Operating lease obligations	$208,366	$175,110	$158,179	$137,848	$138,800	$2,271,673	$3,089,976
Purchase obligations (1)	6,697,437	—	—	—	—	—	6,697,437
Total	$6,905,803	$175,110	$158,179	$137,848	$138,800	$2,271,673	$9,787,413

(1)                                  The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year.

OUTLOOK

Expected future cash flows from operations, coupled with the Company’s strong financial position, put the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio puts it in a position to obtain debt financing on favorable terms.

The Company will continue to incur significant expenditures in fiscal 2005 associated with the implementation of the Enterprise Resource Planning system and to meet the requirements of the Sarbanes-Oxley Act. Fiscal 2005 expenses, including additional staffing and outside professional services, are expected to significantly exceed the additional fiscal 2004 expense of approximately $750,000.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist.

Other than as discussed above, management is not aware of any trends or other matters that have not materially affected results in the fiscal year ended March 28, 2004 but are expected to have a material effect on future periods.

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

Property, Plant and Equipment - Property, plant and equipment are stated at cost and depreciated over the lives of the assets, using both the straight-line and declining balance methods. Major replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the statement of income at the time of disposal.

The Company’s policies for these matters, which are described in Note 1 to the financial statements, are in accordance with generally accepted accounting principles. Management believes that their application results in a fair presentation in the financial statements of the Company’s operating results and financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees. The disclosure requirements in FIN 45 are effective for interim or annual financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. In December 2003, the FASB revised FIN 46 to exclude from its scope certain entities that meet the definition of a business under Emerging Issues Task Force Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business.” The revised FIN 46 (FIN 46R) is to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The adoption of FIN 46R did not have an impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. We adopted the initial portions of EITF 03-01 in December 2003. The adoption of the remaining portions is not expected to have a material impact on our results of operations or financial condition.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders

Hawkins, Inc.

We have audited the accompanying balance sheets of Hawkins, Inc. (the “Company”) as of March 28, 2004 and March 30, 2003 and the related statements of income, shareholders’ equity, and cash flows for the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hawkins, Inc. at March 28, 2004 and March 30, 2003 and the results of its operations and cash flows for the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota

June 4, 2004

HAWKINS, INC.
BALANCE SHEETS

	March 28, 2004	March 30, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,558,969	$1,353,720
Investments available-for-sale	22,364,439	22,902,561
Trade receivables - less allowance for doubtful accounts of $275,000 in both years	11,308,851	11,253,571
Inventories	8,887,081	9,398,338
Prepaid expenses and other current assets	3,566,891	2,502,496
Total current assets	47,686,231	47,410,686

PROPERTY, PLANT, AND EQUIPMENT:
Land	793,491	719,942
Buildings and improvements	28,377,593	27,197,171
Machinery and equipment	12,087,543	11,491,227
Transportation equipment	7,919,585	7,520,148
Office furniture and equipment	4,215,690	2,776,787
	53,393,902	49,705,275
Less accumulated depreciation	23,861,417	22,238,756
Net property, plant, and equipment	29,532,485	27,466,519

OTHER ASSETS:
Intangible assets – less accumulated amortization: 2004, $1,584,871; 2003, $1,301,386	2,778,178	3,061,663
Other	2,620,011	3,159,871
Total other assets	5,398,189	6,221,534
	$82,616,905	$81,098,739

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable—trade	$4,752,049	$5,854,720
Dividends payable	1,839,004	1,839,004
Accrued payroll and employee benefits	3,629,800	3,665,247
Container deposits	1,495,294	1,444,040
Other accruals	1,292,137	1,101,239
Total current liabilities	13,008,284	13,904,250

OTHER LONG-TERM LIABILITIES	89,133	226,336

DEFERRED INCOME TAXES	1,614,843	1,254,649

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $.05 par value; issued and outstanding: 10,216,688 shares	510,834	510,834
Additional paid-in capital	37,747,492	37,747,492
Accumulated other comprehensive income	196,328	79,063
Retained earnings	29,449,991	27,376,115
Total shareholders’ equity	67,904,645	65,713,504
	$82,616,905	$81,098,739

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF INCOME

	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Year Ended September 30, 2001

Sales	$107,028,131	$104,004,611	$49,868,179	$107,931,668

Cost of sales	(79,053,842)	(76,046,759)	(38,332,473)	(83,634,081)

Gross margin	27,974,289	27,957,852	11,535,706	24,297,587

Selling, general and administrative expenses	(16,793,094)	(14,890,640)	(6,924,750)	(14,242,227)

Litigation settlement (Note 7)	(3,000,000)

Income from operations	8,181,195	13,067,212	4,610,956	10,055,360

Investment income	825,689	367,049	227,360	727,117

Interest expense		(4,089)	(6,152)	(26,279)

Income before income taxes	9,006,884	13,430,172	4,832,164	10,756,198

Provision for income taxes	(3,255,000)	(5,000,000)	(1,748,393)	(3,638,620)

Net income	$5,751,884	$8,430,172	$3,083,771	$7,117,578

Weighted average number of shares outstanding	10,216,688	10,216,688	10,219,432	10,346,964

Basic and diluted earnings per share	$.56	$.83	$.30	$.69

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

BALANCE—October 1, 2000	10,417,739	$520,887	$38,490,313	$17,660,026		$56,671,226

Cash dividends				(3,090,491)		(3,090,491)
Stock acquired and retired	(168,951)	(8,448)	(624,221)	(788,972)		(1,421,641)
Comprehensive income:
Unrealized loss on investments available for sale					$(192,258)	(192,258)
Net income				7,117,578		7,117,578
Comprehensive income						6,925,320

BALANCE—September 30, 2001	10,248,788	512,439	37,866,092	20,898,141	(192,258)	59,084,414

Cash dividends				(1,532,690)		(1,532,690)
Stock acquired and retired	(32,100)	(1,605)	(118,600)	(131,585)		(251,790)
Comprehensive income:
Unrealized gain on investments available for sale					46,730	46,730
Net income				3,083,771		3,083,771
Comprehensive income						3,130,501

BALANCE—March 31, 2002	10,216,688	510,834	37,747,492	22,317,637	(145,528)	60,430,435

Cash dividends				(3,371,694)		(3,371,694)
Comprehensive income:
Unrealized loss on investments available for sale					(8,509)	(8,509)
Adjustment for impairment of investments included in net income					233,100	233,100
Net income				8,430,172		8,430,172
Comprehensive income						8,654,763

BALANCE—March 30, 2003	10,216,688	510,834	37,747,492	27,376,115	79,063	65,713,504

Cash dividends				(3,678,008)		(3,678,008)
Comprehensive income:
Unrealized gain on investments available for sale					117,265	117,265
Net income				5,751,884		5,751,884
Comprehensive income						5,869,149

BALANCE—March 28, 2004	10,216,688	$510,834	$37,747,492	$29,449,991	$196,328	$67,904,645

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Year Ended September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,751,884	$8,430,172	$3,083,771	$7,117,578
Reconciliation to cash flows:
Depreciation and amortization	2,992,104	2,958,975	1,481,750	2,727,577
Deferred income taxes	270,612	(121,770)	322,585	414,641
Impairment of investments		370,000
Earnings on other assets	(41,642)	(72,929)	(45,750)	(104,386)
Loss from property disposals	69,716	34,713	6,144	35,901
Changes in operating accounts (requiring) providing cash:
Trade receivables	(55,280)	(590,763)	1,602,016	(601,796)
Inventories	511,257	(797)	3,187,182	(3,654,766)
Accounts payable	(1,102,671)	1,758,900	(3,198,910)	2,288,150
Accrued liabilities	69,502	2,079,348	(1,630,471)	602,677
Other	(1,053,886)	(256,741)	(948,241)	1,125,169
Net cash provided by operating activities	7,411,596	14,589,108	3,860,076	9,950,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,897,551)	(2,348,124)	(1,145,030)	(7,056,226)
Purchase of investments	(8,506,919)	(21,395,228)	(3,600,099)	(800,597)
Sale and maturities of investments	9,630,392	6,022,000	8,797,736	1,032,018
Proceeds from property disposals	53,250	59,150	28,825	93,453
Payments received on notes receivable	192,489	269,122	178,306	356,106
Net cash (used in) provided by investing activities	(3,528,339)	(17,393,080)	4,259,738	(6,375,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,678,008)	(3,065,380)	(1,537,805)	(3,118,722)
Debt repayment		(116,823)	(109,180)	(102,037)
Acquisition and retirement of stock			(251,790)	(1,421,641)
Net cash used in financing activities	(3,678,008)	(3,182,203)	(1,898,775)	(4,642,400)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	205,249	(5,986,175)	6,221,039	(1,066,901)

CASH AND CASH EQUIVALENTS—
Beginning of period	1,353,720	7,339,895	1,118,856	2,185,757

CASH AND CASH EQUIVALENTS—
End of period	$1,558,969	$1,353,720	$7,339,895	$1,118,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the year for:
Interest	$	$8,177	$17,884	$33,422
Income taxes	$3,897,997	$5,106,724	$1,917,426	$2,078,071

See accompanying notes to financial statements.

HAWKINS, INC.
NOTES TO FINANCIAL STATEMENTS

1.                                      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Hawkins, Inc. (the “Company”) has two reportable segments: Industrial and Water Treatment. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, and plating industries. In addition, the Industrial segment provides products and services to food manufacturers, processing plants and the pharmaceutical industry. The Water Treatment segment specializes in providing water and waste-water treatment equipment, chemicals and service.

Fiscal Year—In December 2001, the Company changed its fiscal year end to a 52/53-week year ending on the Sunday closest to March 31 from a 52/53-week fiscal year ending on the Sunday closest to September 30. The change in year-end will better match the Company’s annual reporting process to its natural business cycles. This change resulted in a six-month transitional period ended March 31, 2002. The six-month transitional period was a 26-week period, the fiscal years ended March 28, 2004, March 30, 2003, and September 30, 2001 were 52-week years.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition—The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, delivery and performance has occurred, the price and terms of sale are fixed, and collection of the receivable is expected.

Shipping and Handling—All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to shipping and handling are included in costs of goods sold.

Cash Equivalents—Cash equivalents include all liquid debt instruments (primarily cash funds and money market accounts) purchased with an original maturity of three months or less. The balances maintained at financial institutions may, at times, exceed federally insured limits.

Investments Available-For-Sale—In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are carried at fair market value with unrealized gains and losses reported in shareholders’ equity as a component of other comprehensive income (loss). Investments classified as available-for-sale securities consist of fixed income securities, primarily municipal bonds and U.S. Government agency securities (45%), mutual funds (49%), and variable rate marketable securities, primarily annuity contracts (6%) that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. Gross unrealized gains, primarily within the mutual fund and fixed income portfolios, were $314,328 and $126,063 as of March 28, 2004 and March 30, 2003, respectively. In the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001, proceeds from the sale of investments available-for-sale were $9,630,392, $6,022,000, $8,797,736 and $1,032,018, respectively. A loss of $370,000 was recorded in the fiscal year ended March 30, 2003 due to declines in market value that were deemed other than temporary. Realized gains and losses were not material for the fiscal year ended March 28, 2004, the six-month transitional period ended March 31, 2002 and the fiscal year ended September 30, 2001.

Inventories—Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (“LIFO”) method.

Property, Plant and Equipment—Property is stated at cost and depreciated over the lives of the assets, using both straight-line and declining-balance methods. Estimated lives are: 10 to 50 years for buildings and improvements; 3 to 15 years for machinery and equipment; 3 to 10 years for transportation equipment; and 3 to 10 years for office furniture and equipment.

Intangible Assets—Intangible assets consist primarily of customer lists, trademarks, and trade names acquired in previous business acquisitions. The values assigned to the intangible assets are being amortized primarily over 15 years. As of March 28, 2004, the Company had net intangible assets of $2,778,178. Amortization expense was $283,485 during the fiscal years ended March 28, 2004, March 30, 2003 and September 30, 2001 and was $141,742 during the six-month transitional period ended March 31, 2002. The estimated amortization expense for each of the next five years is approximately $284,000 per year.

Investments Held-To-Maturity—Held-to-maturity securities consist of Minnesota municipal bonds, which the Company has the intent and ability to hold to maturity, and are valued at amortized historical cost, increased for accretion of discounts and reduced by amortization of premiums, computed by the constant-yield method. Investments held-to-maturity, included within other assets, were $725,000 and $1,086,825 at March 28, 2004 and March 30, 2003, respectively.

Recoverability of Long-Lived Assets—The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset.

Income Taxes—The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the deferred tax assets and liabilities are recognized based on differences between the financial statements and the tax bases of assets and liabilities using presently enacted tax rates.

Earnings Per Share—Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding.

Concentrations of Credit Risk—Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of investments available-for-sale and trade receivables. The Company sells its principal products to a large number of customers in many different industries. To reduce credit risk, the Company routinely assesses the financial strength of its customers. The Company invests its excess cash balances in a money market account at a single financial institution.

At March 28, 2004, the Company also had an investment portfolio of fixed income securities and mutual funds, excluding $2,911,565 of those classified as cash and cash equivalents and variable rate securities, of $10,705,527 and $11,031,316, respectively. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact on net income or cash flows. The value of mutual funds, like all mutual funds, may increase or decrease due to market volatility.

Derivative Instruments and Hedging Activities—In fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Risk and Uncertainties—There are no concentrations of business transacted with a particular customer or supplier nor concentrations of sales from a particular service or geographic area that would severely impact the Company in the near term.

Accounting Pronouncements—In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain types of guarantees. The disclosure requirements in FIN 45 are effective for interim or annual financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51,” which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. In December 2003, the FASB revised FIN 46 to exclude from its scope certain entities that meet the definition of a business under Emerging Issues Task Force Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business.” The revised FIN 46 (FIN 46R) is to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The adoption of FIN 46R did not have an impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, issuers could account for many of those instruments as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial position.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. We adopted the initial portions of EITF 03-01 in December 2003. The adoption of the remaining portions is not expected to have a material impact on our results of operations or financial condition.

2.                                      INVENTORIES

Inventories at March 28, 2004 and March 30, 2003 consisted of the following:

	2004	2003

Finished goods (FIFO basis)	$9,289,560	$9,909,599
LIFO reserve	(402,479)	(511,261)
Net inventory	$8,887,081	$9,398,338

Inventories valued under the LIFO method at March 28, 2004 and March 30, 2003 were $7,152,123 and $8,204,400, respectively. The balance of the inventory was valued under the FIFO method.

In fiscal 2003, the LIFO reserve decreased by $790,268. The decrease in the LIFO reserve was caused by a significant decrease in the cost of a single, large-volume component of inventory. During the fiscal years ended March 28, 2004 and March 30, 2003 and the six-month transitional period ended March 31, 2002, the Company liquidated LIFO inventory layers that were at lower costs than current costs. During the fiscal year ended September 30, 2001, there were no LIFO inventory layers liquidated. The impact of the liquidation on cost of sales was not material for the fiscal years ended March 28, 2004 and March 30, 2003 and was $300,000 for the six-month transitional period ended March 31, 2002.

3.                                      NOTES RECEIVABLE

The Company has three notes receivable related to the sales of Tessman Seed, Inc., certain land and a building, and The Lynde Company. At March 28, 2004 and March 30, 2003, the net balances outstanding on the notes receivable were $1,773,255 and $1,965,744, respectively. The current portion of $176,083 and $192,489 at March 28, 2004 and March 30, 2003, respectively, are included within prepaid expenses and other current assets and the remaining balances are included within other assets. The notes receivable bear interest at 8% and are due in equal monthly installments of $36,204 through September 1, 2010 at which time the remaining unpaid balance of $1,213,163 is due. Land and a building, and a personal guarantee secure the notes receivable.

4.                                      LONG-TERM DEBT

The final installment of $116,823 on the Company’s previously outstanding long-term debt was paid in October 2002.

5.                                      SHAREHOLDERS’ EQUITY

During the six-month transitional period ended March 31, 2002 and the fiscal year ended September 30, 2001, the Company acquired and retired 32,100 shares and 168,951 shares of common stock, respectively, for $251,790 and $1,421,641, respectively. There were no shares acquired and retired during the fiscal years ended March 28, 2004 and March 30, 2003.

6.                                      PENSION AND EMPLOYEE STOCK OWNERSHIP PLANS

The Company has a defined contribution pension plan covering substantially all of its non-bargaining employees. Pension expense for the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001 were $1,606,085, $1,093,697, $504,349, and $870,787, respectively. The Company’s cost for the pension plan was determined as 15% of each employee’s covered compensation in the fiscal year ended March 28, 2004, 11% in the fiscal year ended March 30, 2003 and the six-month transitional period ended March 31, 2002 and 10% in the fiscal year ended September 30, 2001. Amounts charged to pension expense and contributed to union multi-employer pension plans (not included in the above amounts) were not material. It is the Company’s policy to fund all pension costs accrued.

The Company has an employee stock ownership plan covering substantially all of its non-bargaining employees. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. Contributions for the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001 were $544,189, $901,922, $412,649, and $1,027,828, respectively.

The Company does not currently offer any post-retirement benefits, deferred stock or stock-based compensation plans.

7.                                      COMMITMENTS AND CONTINGENCIES

Leases—The Company has various operating leases for land and buildings on which some of its operations are located. Total rental expense for the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001 were $197,676, $193,187, $98,034, and $172,552, respectively. Future minimum lease payments due under operating leases with an initial term of one year or more at March 28, 2004 are $208,366 in 2005, $175,110 in 2006, $158,179 in 2007, $137,848 in 2008, $138,800 in 2009, and $2,271,673 thereafter.

Termination Agreements—During fiscal 1999, the Company entered into termination agreements with three former employees and recorded special charges in the statement of income of $1,112,127. At March 28, 2004, the Company is required to make future payments to one individual for a period of 1.5 years. The present value of the future payments to be paid in fiscal 2005 is included in other accruals and the present value of the remaining payments is included in other long-term liabilities.

Litigation—The Company was a defendant in a lawsuit encaptioned Chavarria et al v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al. This action was filed on September 7, 2001 in the Superior Court of the State of California, County of Los Angeles, Northwest District, Case No. LC 057561. The plaintiffs were seeking unspecified compensatory and punitive damages relating to claims arising from the alleged mislabeling of certain inventory purchased by the Company as part of an acquisition in May 2000. A tentative settlement was reached in February 2004, and on April 9, 2004 the case was dismissed. Pursuant to the terms of the settlement, the Company did not admit or deny any of the allegations of the complaint. The Company was responsible for the payment of $3.0 million that was not covered by insurance, which was charged against income from operations and paid during the fourth quarter of fiscal 2004. The Company is pursuing reimbursement of the settlement payment and defense costs from third parties.

The Company is involved in various legal actions arising from the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

8.                                      INCOME TAXES

The provisions for income taxes are as follows:

	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Year Ended September 30, 2001

Federal—current	$2,351,497	$4,057,347	$1,122,058	$2,591,327
State—current	632,891	1,064,423	303,750	632,652
Deferred	270,612	(121,770)	322,585	414,641
Total provision	$3,255,000	$5,000,000	$1,748,393	$3,638,620

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are as follows:

	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Year Ended September 30, 2001

Statutory federal income tax	$3,152,409	$4,700,560	$1,691,257	$3,764,669
State income taxes, net of federal deduction	506,730	702,552	225,773	490,750
Tax-exempt income	(83,458)	(74,163)	(31,904)	(139,329)
ESOP dividend deduction on allocated shares	(221,447)	(226,373)	(112,345)	(235,902)
Other—net	(99,234)	(102,576)	(24,388)	(241,568)
Total	$3,255,000	$5,000,000	$1,748,393	$3,638,620

The tax effects of items comprising the Company’s net deferred tax asset (liability) as of March 28, 2004 and March 30, 2003 are as follows:

	2004	2003

Current deferred taxes:
Trade receivables	$107,250	$107,250
Inventory	620,062	544,458
Accruals	391,093	448,115
Total*	$1,118,405	$1,099,823

Noncurrent deferred taxes:
Gain on sale of The Lynde Company	$(147,941)	$(193,219)
Property basis difference	(1,348,902)	(1,014,430)
Unrealized gain on investments	(118,000)	(47,000)
Total	$(1,614,843)	$(1,254,649)

*Included in prepaid expenses and other current assets on the balance sheet.

9.                                      ST. MARY’S CHEMICALS, INC. ACQUISITION

On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary’s Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers. The Company also entered into a five-year employment agreement with one of the previous owners of Universal Chemicals and consulting agreements with the other two previous owners of Universal Chemicals. The employment agreement and consulting agreements contain performance bonuses and noncompete provisions. The agreements are based on Universal Chemicals’ cumulative operating results, as defined in the agreements, for five years after the acquisition date and have a maximum payout of $3,520,000. Based upon financial results through March 28, 2004, no payment amount would be due. The noncompete provisions cover a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to

$200,000 depending on Universal Chemicals’ operating results, as defined in the agreements, for five years after the termination date.

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

Reportable Segments	Industrial	Water Treatment	Total

Fiscal Year Ended March 28, 2004:
Sales	$67,746,982	$39,281,149	$107,028,131
Cost of sales	52,577,877	26,475,965	79,053,842
Gross margin	15,169,105	12,805,184	27,974,289
Income from operations	955,996	7,225,199	8,181,195

Identifiable assets	$40,713,109	$13,566,741	$54,279,850

Fiscal Year Ended March 30, 2003:
Sales	$67,674,289	$36,330,322	$104,004,611
Cost of sales	51,598,804	24,447,955	76,046,759
Gross margin	16,075,485	11,882,367	27,957,852
Income from operations	6,311,138	6,756,074	13,067,212

Identifiable assets	$40,023,730	$13,122,105	$53,145,835

Six-Month Transitional Period Ended March 31, 2002:
Sales	$35,686,509	$14,181,670	$49,868,179
Cost of sales	28,059,961	10,272,512	38,332,473
Gross margin	7,626,548	3,909,158	11,535,706
Income from operations	2,559,529	2,051,427	4,610,956

Identifiable assets	$40,113,075	$13,415,036	$53,528,111

Fiscal Year Ended September 30, 2001:
Sales	$73,818,768	$34,112,900	$107,931,668
Cost of sales	59,990,184	23,643,897	83,634,081
Gross margin	13,828,584	10,469,003	24,297,587
Income from operations	3,850,444	6,204,916	10,055,360

Identifiable assets	$44,622,720	$14,244,584	$58,867,304

11.                               TRANSITIONAL PERIOD DISCLOSURE (UNAUDITED)

The following information for the twelve-month period ended March 31, 2002 and the six-month period ended March 31, 2001 is included for comparison purposes.

	Twelve-Month Period Ended March 31, 2002	Six-Month Period Ended March 31, 2001

Sales	$107,390,209	$50,409,638
Gross margin	25,389,535	10,443,758
Income taxes	3,718,913	1,668,100
Net income	7,612,681	2,588,668
Basic and diluted earnings per share	$.74	$.25

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.                                           CONTROLS AND PROCEDURES.

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

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by this reference. Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, controller and other persons performing similar functions. We have posted the Code of Business Conduct and Ethics on our website located at http://www.hawkinsinc.com. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, controller and other persons performing similar functions within five business days following the date of such amendment or waiver.

ITEM 11.                                               EXECUTIVE COMPENSATION.

The information under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS.

The information under the caption “Security Ownership of Management and Beneficial Ownership” in the Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by this reference. The Company does not have any equity compensation plans as defined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the captions “Election of Directors” and “Related Party Transactions” in the Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 14.                                               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Independent Auditors’ Fees” in the Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)                    FINANCIAL STATEMENTS OF THE COMPANY.

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Balance Sheets at March 28, 2004 and March 30, 2003.

Statements of Income for the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001.

Statements of Shareholders’ Equity for the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001.

Statements of Cash Flows for the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001.

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

Report of Independent Registered Public Accounting Firm on Schedule.

The following financial statement schedule for the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001.

Schedule II - Valuation and Qualifying Accounts.

(a)(3)                    EXHIBITS.

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Asset purchase agreement dated May 9, 2000 among St. Mary’s Chemicals, Inc., its shareholders, and the Company. (3)	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)          Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(3)          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(b)                                 REPORTS ON FORM 8-K.

On February 20, 2004, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing a tentative settlement of its litigation relating to its pharmaceutical business.

On February 13, 2004, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned on June 10, 2004.

HAWKINS, INC.
By	/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on June 10, 2004.

/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer (Principal Executive Officer) and Director

/s/ Marvin E. Dee
Marvin E. Dee, Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Dean L. Hahn
Dean L. Hahn, Director

/s/ Donald L. Shipp
Donald L. Shipp, Director

/s/ Howard M. Hawkins
Howard M. Hawkins, Director

/s/ John S. McKeon
John S. McKeon, Director

/s/ Duane M. Jergenson
Duane M. Jergenson, Director

/s/ G. Robert Gey
G. Robert Gey, Director

/s/ Daryl I. Skaar
Daryl I. Skaar, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

We have audited the financial statements of Hawkins, Inc. (the “Company”) as of March 28, 2004 and March 30, 2003 and for the fiscal years ended March 28, 2004 and March 30, 2003, the six-month transitional period ended March 31, 2002, and the fiscal year ended September 30, 2001 and have issued our report thereon dated June 4, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota

June 4, 2004

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED MARCH 28, 2004 AND MARCH 30, 2003, THE SIX-MONTH TRANSITIONAL PERIOD ENDED MARCH 31, 2002 AND THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged To Other Accounts	Deductions Write-Offs	Balance at End of Year

Reserve deducted from asset to which it applies - allowance for doubtful accounts:

YEAR ENDED:
March 28, 2004	$275,000	$47,432		$47,432	$275,000

YEAR ENDED:
March 30, 2003	$300,000	$18,051		$43,051	$275,000

SIX MONTHS ENDED:
March 31, 2002	$335,000	$30,868		$65,868	$300,000

YEAR ENDED:
September 30, 2001	$377,000	$70,803		$112,803	$335,000

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Asset purchase agreement dated May 9, 2000 among St. Mary’s Chemicals, Inc., its shareholders, and the Company. (3)	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

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