Form 10-Q
period 2004-06-30
HAWKINS INC
filed 2004-08-09
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-7647

HAWKINS, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0771293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 EAST HENNEPIN AVENUE, MINNEAPOLIS, MINNESOTA 55413
(Address of principal executive offices, including zip code)

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

YES     ☒    NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     ☒    NO    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 9, 2004
Common Stock, par value $.05 per share	10,216,688

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	JUNE 30, 2004 (UNAUDITED)	MARCH 28, 2004 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,578,362	$1,558,969
Investments available-for-sale	21,894,043	22,364,439
Trade receivables – net	11,949,743	11,308,851
Inventories	9,149,912	8,887,081
Prepaid expenses and other current assets	2,066,648	3,566,891
Total current assets	48,638,708	47,686,231

PROPERTY, PLANT AND EQUIPMENT- net	30,174,038	29,532,485

INTANGIBLE ASSETS - less accumulated amortization of $1,655,743 and $1,584,871, respectively	2,707,306	2,778,178

OTHER ASSETS	2,474,983	2,620,011
	$83,995,035	$82,616,905
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$6,973,419	$4,752,049
Dividends payable	—	1,839,004
Other current liabilities	4,810,335	6,417,231
Total current liabilities	11,783,754	13,008,284

OTHER LONG-TERM LIABILITIES	52,817	89,133

DEFERRED INCOME TAXES	1,505,443	1,614,843

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,216,688 shares issued and outstanding	510,834	510,834
Additional paid-in capital	37,747,492	37,747,492
Accumulated other comprehensive income	15,400	196,328
Retained earnings	32,379,295	29,449,991
Total shareholders’ equity	70,653,021	67,904,645
	$83,995,035	$82,616,905

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED JUNE 30
	2004	2003
	(UNAUDITED)

Sales	$29,955,818	$29,066,867

Cost of sales	21,370,342	20,630,734

Gross margin	8,585,476	8,436,133

Selling, general and administrative expenses	4,204,845	4,192,655

Income from operations	4,380,631	4,243,478

Investment income	196,173	222,538

Income before income taxes	4,576,804	4,466,016

Provision for income taxes	1,647,500	1,674,000

Net income	$2,929,304	$2,792,016

Weighted average number of shares outstanding	10,216,688	10,216,688

Earnings per share - basic and diluted	$0.29	$0.27

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JUNE 30
	2004	2003
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,929,304	$2,792,016
Reconciliation to cash flows:
Depreciation and amortization	785,622	719,182
(Gain) loss from property disposals	(18,876)	10,809
Changes in operating accounts (requiring) providing cash:
Trade receivables	(640,892)	(208,060)
Inventories	(262,831)	(258,065)
Accounts payable	2,221,370	129,854
Other liabilities	(1,643,212)	(724,110)
Other	1,494,703	450,081

Net cash provided by operating activities	4,865,188	2,911,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,388,660)	(965,678)
Purchases of investments	(1,421,029)	(779,029)
Sale and maturities of investments	1,701,097	2,012,525
Proceeds from disposal of property	51,233	19,498
Payments received on notes receivable	50,568	46,693

Net cash (used in) provided by investing activities	(1,006,791)	334,009

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,839,004)	(1,839,004)

Net cash used in financing activities	(1,839,004)	(1,839,004)

INCREASE IN CASH AND CASH EQUIVALENTS	2,019,393	1,406,712

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,558,969	1,353,720

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,578,362	$2,760,432

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$—	$180,998

See accompanying notes to condensed financial statements.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.               The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004, previously filed with the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004 filed with the Commission on June 10, 2004.

2.               The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

3.               Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

4.               Inventories, principally valued by the LIFO method, are less than current cost by approximately $402,000 at June 30, 2004.  Inventory consists principally of finished goods.

5.               In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the quantitative disclosure are not other-than-temporary. The adoption of EITF 03-01 did not have a material impact on the Company’s results of operations or financial condition.

6.               The Company has two reportable segments: Industrial and Water Treatment. Reportable segments are defined by product and type of customer. Each segment is responsible for the sales, marketing and development of its products and services. The segments do not have separate accounting, administration, customer service or purchasing functions.

REPORTABLE SEGMENTS	INDUSTRIAL	WATER TREATMENT	TOTAL

THREE MONTHS ENDED JUNE 30, 2004
Sales	$18,116,116	$11,839,702	$29,955,818
Gross margin	4,336,912	4,248,564	8,585,476
Income from operations	1,604,885	2,775,746	4,380,631

THREE MONTHS ENDED JUNE 30, 2003
Sales	$17,836,741	$11,230,126	$29,066,867
Gross margin	4,424,418	4,011,715	8,436,133
Income from operations	1,717,967	2,525,511	4,243,478

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2004 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that may affect actual results and should not consider the risk factors listed below to be a complete statement of all potential risks and uncertainties.

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

•                  General economic and political conditions, such as political instability or the rate of economic growth in the Company’s principal geographic or product markets.

•                  Changes in operating factors, such as our ability to make continued improvements in distribution efficiencies and inventory risks due to shifts in market demand.

•                  Unforeseen or recurring operational problems or natural disasters at any of our facilities causing significant lost production and/or increased costs.

•                  Technology risks, such as the failure to successfully implement new technology that will allow us to make process improvements to reduce costs or to analyze the business.

•                  Loss of senior management or other key personnel and the Company’s ability to hire suitable replacements in a timely manner.

•                  The Company is currently implementing an Enterprise Resource Planning (ERP) system. The ERP system implementation is critical for the Company to make its internal control certifications required by the end of fiscal 2005 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company believes the ERP system will be implemented by October 1, 2004. If the ERP system is not implemented by that date or if there is not adequate training, policies and procedures implemented and documented on a timely basis, the Company may not be able to make an unqualified certification regarding the Company’s internal controls pursuant to Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2005.

These factors are not exhaustive and new factors may emerge or existing factors may change in a manner that impacts our business. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	Three months ended June 30, 2004		Three months ended June 30, 2003

Sales	$29,956	100.0%	$29,067	100.0%
Cost of sales	21,370	71.3	20,631	71.0
Gross margin	8,586	28.7	8,436	29.0
Selling, general and administrative expenses	4,205	14.0	4,193	14.4
Income from operations	4,381	14.6	4,243	14.6
Investment income	196.7		223.8
Income before income taxes	4,577	15.3	4,466	15.4
Provision for income taxes	1,648	5.5	1,674	5.8
Net income	$2,929	9.8%	$2,792	9.6%

Sales increased $888,951, or 3.1%, in the three months ended June 30, 2004 as compared to the same period a year ago. The increase in sales was primarily driven by the Water Treatment segment, as sales increased by $609,576 or 5.4% in the three months ended June 30, 2004 over the comparable period in 2003. Increased sales in existing product lines coupled with successful expansion of new product lines were the principle contributors to the higher revenues. Industrial segment sales were flat for the three months ended June

30, 2004 as compared to the same period in 2003. There was an approximately 20% increase in caustic soda volumes sold, which was offset by a decrease in caustic soda selling prices.

Gross margin, as a percentage of sales, for the three months ended June 30, 2004 was 28.7%, compared to 29.0% for the comparable period a year ago. Gross margin, as a percentage of sales, for the Water Treatment segment was 35.9% for the three months ended June 30, 2004 compared to 35.7% in the comparable period of 2003. A more favorable product mix and, to a lesser extent, increased volumes contributed to the slight increase for the three-month period ended June 30, 2004. Industrial segment gross margin, as a percentage of sales, was 23.9% for the three months ended June 30, 2004 compared to 24.8% in the comparable prior year period. The decrease relates in part to fluctuations in the cost and selling price of caustic soda during fiscal 2004 and 2005 and a highly competitive market environment. The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases. The cost of this product is normally subject to fluctuations, which is expected to continue in future periods. By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.

Selling, general and administrative expenses, as a percentage of sales, for the three months ended June 30, 2004 were 14.0% compared to 14.4% for the same period one year ago. The Company will continue to incur expenses associated with the Company’s efforts to comply with the requirements of the Sarbanes-Oxley Act and for the Company’s investment in an Enterprise Resource Planning system, including expenses for additional staffing and outside professional services. Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income decreased by $26,365 for the three months ended June 30, 2004, compared to the same period one year ago. The decrease was caused by slightly lower returns on the Company’s cash equivalents and available for sale securities, which consist primarily of money market accounts, municipal bonds, U.S. Government agency securities, mutual funds, and investment contracts with high-rated, stable insurance companies.

PROVISION FOR INCOME TAXES

The effective income tax rate was 36.0% for the three months ended June 30, 2004, which is comparable with the effective tax rate for the fiscal year ended March 28, 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended June 30, 2004, cash provided by operations was $4,865,188 versus $2,911,707 for the same period one year ago. Fluctuations in timing of vendor payments, year over year variances in tax payments, and an increase in net income were principally responsible for the increase in cash provided by operating activities.

Cash used in investing activities increased by $1,340,800 for the three months ended June 30, 2004 compared to the same period one year ago, primarily due to a $953,428 increase related to investment activity, as the Company had slightly more cash available to purchase and hold investments compared to the previous year’s period. The Company also had an additional $422,982 in property and equipment purchases during the three-month period ended June 30, 2004 compared to the same period one year ago. Capital expenditures during the quarter ended June 30, 2004 consisted primarily of ERP-related additions, and the purchase of two water treatment trucks and a boom crane. The Company also had expenditures related to various Construction-in-process (CIP) projects. Anticipated capital expenditures in fiscal 2005 should be approximately $6.5 million, which are primarily related to implementation of the Enterprise Resource Planning system, new route sales trucks and general maintenance projects.

Cash, cash equivalents and investments available-for-sale increased by $1,548,997 from March 28, 2004 to $25,472,405 as of June 30, 2004 largely as a result of cash generated by operations in excess of capital expenditures and financing uses. Cash equivalents consist of money market accounts at a financial institution. Investments consist of investment contracts with highly-rated, stable insurance companies, marketable securities consisting of municipal bonds, U.S. Government agency securities and mutual funds carried at fair value. Investments are highly liquid and are available upon demand generally with a minor penalty.

At June 30, 2004, the Company had an investment portfolio of fixed income securities valued at $10,660,080 and mutual funds valued at $10,504,199, excluding $4,944,644 of those classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company generally intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on such fixed income investments. The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at June 30, 2004 puts it in a position to obtain debt financing on favorable terms.

Management regularly reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures; and at this time, no material commitments for such investments or divestitures exist. Until appropriate investment opportunities are identified, the Company will invest excess cash in conservative investments.

The Company will continue to incur significant expenditures in fiscal 2005 associated with the implementation of the Enterprise Resource Planning system and to meet the requirements of the Sarbanes-Oxley Act. Fiscal 2005 expenses in these areas, including additional staffing and outside professional services, are expected to significantly exceed the additional fiscal 2004 expense of approximately $750,000 relating to these items.

Other than as discussed above, management is not aware of any matters that have materially affected the Company’s financial results for the three months ended June 30, 2004, nor is management aware of other matters not affecting this period but are expected to have a material effect on future periods.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004. The accounting policies used in preparing the Company’s interim fiscal 2005 financial statements are the same as those described in the Company’s Annual Report, except as described in Note 5 to the unaudited financial statements included in this report.

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

Revenue Recognition - The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, performance has occurred, the price and terms of sale are fixed, and collection of the receivable is expected.

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

Inventories - Inventories are valued at the lower of cost or market. On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down to market the value of inventory deemed obsolete or excess.

Property, Plant and Equipment - Property, plant and equipment are stated at cost and depreciated over the lives of the assets using primarily the straight-line method. Major replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss, if any, recorded in the statement of income at the time of disposal.

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

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)          Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(b)                                 Reports on Form 8-K.

On June 9, 2004, we furnished a Current Report on Form 8-K to the SEC, including the Company’s press release announcing financial results for the fourth quarter and year ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By:	/s/ Marvin E. Dee

Marvin E. Dee

Vice President, Chief Financial Officer, Secretary and Treasurer
(On behalf of the Registrant and as principal financial officer)
Dated: August 9, 2004