Form 10-Q
period 2004-09-30
HAWKINS INC
filed 2004-11-09
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES     ☒     NO     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     ☒     NO     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 9, 2004
Common Stock, par value $.05 per share	10,257,341

HAWKINS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS

		MARCH 28, 2004
	SEPTEMBER 30, 2004	(DERIVED FROM AUDITED FINANCIAL
	(UNAUDITED)	STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,518,079	$1,558,969
Investments available-for-sale	22,088,047	22,364,439
Trade receivables—net	11,578,109	11,308,851
Inventories	11,752,663	8,887,081
Prepaid expenses and other current assets	1,712,034	3,566,891
Total current assets	51,648,932	47,686,231

PROPERTY, PLANT AND EQUIPMENT—net	31,411,930	29,532,485

INTANGIBLE ASSETS—less accumulated amortization of $1,726,614 and $1,584,871, respectively	2,636,435	2,778,178

OTHER ASSETS	2,434,110	2,620,011
	$88,131,407	$82,616,905
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$6,974,169	$4,752,049
Dividends payable	1,846,321	1,839,004
Other current liabilities	6,372,566	6,417,231
Total current liabilities	15,193,056	13,008,284

OTHER LONG-TERM LIABILITIES	15,854	89,133

DEFERRED INCOME TAXES	1,564,343	1,614,843

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,257,341 and 10,216,688 shares issued and outstanding	512,867	510,834
Additional paid-in capital	38,224,758	37,747,492
Unearned compensation	(438,747)	—
Accumulated other comprehensive income	120,218	196,328
Retained earnings	32,939,058	29,449,991
Total shareholders’ equity	71,358,154	67,904,645
	$88,131,407	$82,616,905

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30		SIX MONTHS ENDED SEPTEMBER 30
	2004	2003	2004	2003
	(UNAUDITED)		(UNAUDITED)

Sales	$28,631,601	$28,645,014	$58,587,419	$57,711,881

Cost of sales	20,313,977	20,282,707	41,684,319	40,913,441

Gross margin	8,317,624	8,362,307	16,903,100	16,798,440

Selling, general and administrative expenses	4,724,648	4,405,588	8,929,493	8,598,243

Income from operations	3,592,976	3,956,719	7,973,607	8,200,197

Investment income	140,608	190,854	336,781	413,392

Income before income taxes	3,733,584	4,147,573	8,310,388	8,613,589

Provision for income taxes	1,327,500	1,556,000	2,975,000	3,230,000

Net income	$2,406,084	$2,591,573	$5,335,388	$5,383,589

Weighted average number of shares outstanding – basic	10,216,688	10,216,688	10,216,688	10,216,688

Weighted average number of shares outstanding – diluted	10,217,793	10,216,688	10,217,234	10,216,688

Earnings per share - basic and diluted	$0.24	$0.25	$0.52	$0.53

Cash dividends declared per common share	$0.18	$0.18	$0.18	$0.18

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30
	2004	2003
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,335,388	$5,383,589
Reconciliation to cash flows:
Depreciation and amortization	1,573,558	1,452,008
Restricted stock compensation expense	40,552	—
(Gain) loss from property disposals	(31,565)	47,329
Changes in operating accounts (requiring) providing cash:
Trade receivables	(269,258)	(216,092)
Inventories	(2,865,582)	(2,162,321)
Accounts payable	2,222,120	539,110
Other liabilities	(117,944)	(245,742)
Other	1,838,670	742,249

Net cash provided by operating activities	7,725,939	5,540,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,349,878)	(1,767,785)
Purchases of investments	(8,297,515)	(2,393,015)
Sale of investments	8,547,297	4,281,966
Proceeds from property disposals	70,183	29,800
Payments received on notes receivable	102,088	94,325

Net cash (used in) provided by investing activities	(2,927,825)	245,291

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,839,004)	(1,839,004)

Net cash used in financing activities	(1,839,004)	(1,839,004)

INCREASE IN CASH AND CASH EQUIVALENTS	2,959,110	3,946,417

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,558,969	1,353,720

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,518,079	$5,300,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Issuance of restricted stock	$479,299	$—
Cash paid for income taxes	$1,079,798	$2,533,498

See accompanying notes to condensed financial statements.

HAWKINS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004, previously filed with the Securities and Exchange Commission (the Commission).  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004 filed with the Commission on June 10, 2004.

2.                                       The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

3.                                       Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

4.                                       Inventories, principally valued by the LIFO method, are less than current cost by approximately $777,000 at September 30, 2004.  Inventory consists principally of finished goods.

5.                                       The Company has two reportable segments: Industrial and Water Treatment.  Reportable segments are defined by product and type of customer.  Each segment is responsible for the sales, marketing and development of its products and services.  The segments do not have separate accounting, administration, customer service or purchasing functions.

REPORTABLE SEGMENTS	INDUSTRIAL	WATER TREATMENT	TOTAL

THREE MONTHS ENDED SEPTEMBER 30, 2004
Sales	$16,701,204	$11,930,397	$28,631,601
Gross margin	4,036,142	4,281,482	8,317,624
Income from operations	834,038	2,758,938	3,592,976

THREE MONTHS ENDED SEPTEMBER 30, 2003
Sales	$16,525,608	$12,119,406	$28,645,014
Gross margin	4,044,521	4,317,786	8,362,307
Income from operations	1,274,119	2,682,600	3,956,719

SIX MONTHS ENDED SEPTEMBER 30, 2004
Sales	$34,817,320	$23,770,099	$58,587,419
Gross margin	8,373,054	8,530,046	16,903,100
Income from operations	2,438,923	5,534,684	7,973,607

SIX MONTHS ENDED SEPTEMBER 30, 2003
Sales	$34,362,349	$23,349,532	$57,711,881
Gross margin	8,468,939	8,329,501	16,798,440
Income from operations	2,992,086	5,208,111	8,200,197

6.                                       During the six months ended September 30, 2004, the Company issued 40,653 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2004 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.  Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all factors that may affect actual results and should not consider the risk factors listed below to be a complete statement of all potential risks and uncertainties.

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

•                  The Company is currently implementing an Enterprise Resource Planning (ERP) system. The ERP system implementation is critical for the Company to make its internal control certifications required by the end of fiscal 2005 pursuant to Section 404 of the Sarbanes-Oxley Act.  The Company's implementation of its ERP system, originally targeted for October of 2004, is currently scheduled for the latter part of the fourth quarter of fiscal 2005. The timing of the implementation makes it likely that the Company will not be able to make an unqualified certification regarding the Company's internal controls pursuant to Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2005.

These factors are not exhaustive and new factors may emerge or existing factors may change in a manner that impacts our business. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30, 2004		SIX MONTHS ENDED SEPTEMBER 30, 2004

Sales	$28,632	100.0%	$58,587	100.0%
Cost of sales	20,314	70.9	41,684	71.1
Gross margin	8,318	29.1	16,903	28.9
Selling, general and administrative expenses	4,725	16.5	8,929	15.2
Income from operations	3,593	12.5	7,974	13.6
Investment income	141	0.5	337	0.6
Income before income taxes	3,734	13.0	8,310	14.2
Provision for income taxes	1,328	4.6	2,975	5.1
Net income	$2,406	8.4%	$5,335	9.1%

	THREE MONTHS ENDED SEPTEMBER 30, 2003		SIX MONTHS ENDED SEPTEMBER 30, 2003

Sales	$28,645	100.0%	$57,712	100.0%
Cost of sales	20,283	70.8	40,913	70.9
Gross margin	8,362	29.2	16,798	29.1
Selling, general and administrative expenses	4,406	15.4	8,598	14.9
Income from operations	3,957	13.8	8,200	14.2
Investment income	191	0.7	413	0.7
Income before income taxes	4,148	14.5	8,614	14.9
Provision for income taxes	1,556	5.4	3,230	5.6
Net income	$2,592	9.0%	$5,384	9.3%

Sales remained relatively flat at $28,631,601 for the three months ended September 30, 2004, and increased $875,538, or 1.5%, in the six months ended September 30, 2004 as compared to the same periods a year ago.  Industrial segment sales increased by $175,596 in the three months ended September 30, 2004 and increased by $454,971 in the six-month period ended September 30, 2004 as compared to the same respective periods in 2003.  The Industrial segment increase in sales was related to slight improvements along several product lines compared to the prior year and the continued integration of new products.  There was an approximate 13% decrease in caustic soda volumes sold, which was offset by an increase in caustic soda selling prices.  Water Treatment segment sales decreased by $189,009 in the three month ended September 30, 2004 and increased $420,567 in the six-month period ended September 30, 2004, as compared to the same periods in 2003.  The Water Treatment segment was challenged by cooler summer conditions during the current three-month period in comparison to the prior year, however this was offset by increased sales in existing product lines and successful expansion of new product lines for the six-month period ending September 30, 2004 as compared to the prior year.

Gross margin, as a percentage of sales, for the three and six months ended September 30, 2004 was 29.1% and 28.9%, respectively, compared to 29.2% and 29.1%, respectively, for the comparable periods of 2003.  For the Industrial segment, gross margin, as a percentage of sales, was 24.2% for the three months ended September 30, 2004 compared to 24.5% in the prior year and 24.0% for the six months ended September 30, 2004 compared to 24.6% for the comparable period in 2003.  These fluctuations relate to changes in the cost and selling price of caustic soda during fiscal 2004 and 2005 and a highly competitive market environment.  Changes in product mix in all product lines also contributed to the fluctuations in gross margin.  The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases.  The cost of this product is normally subject to fluctuations, which are expected to continue in future periods.  By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.  Gross margin, as a percentage of sales, for the Water Treatment segment was 35.9% for the three months ended September 30, 2004 compared to 35.6% in the comparable period of 2003 and 35.9% for the six-month period ended September 30, 2004 compared to 35.7% for the comparable period of 2003.

Selling, general and administrative expenses, as a percentage of sales, for the three and six months ended September 30, 2004 were 16.5% and 15.2%, respectively, compared to 15.4% and 14.9% for the comparable periods a year ago.  The Company will continue to incur expenses associated with the Company’s efforts to comply with the requirements of the Sarbanes-Oxley Act and for the Company’s investment in an Enterprise Resource Planning system, including expenses for additional staffing and outside professional services.  Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income decreased by $76,611 for the six months ended September 30, 2004, compared to the same period one year ago.  The decrease was primarily due to a realized loss on an investment that was sold during the current quarter that was reinvested in an investment that is expected to have a higher rate of return.

PROVISION FOR INCOME TAXES

The effective income tax rate was 35.6% for the three months ended September 30, 2004 and 35.8% for six months ended September 30, 2004 compared to 37.5% for the three and six months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended September 30, 2004, cash provided by operations was $7,725,939 compared to $5,540,130 for the same period one year ago.  Fluctuations in timing of vendor payments, year over year variances in tax payments, and an increase in net income were principally responsible for the increase in cash provided by operating activities.

Cash used in investing activities increased by $3,173,116 primarily due to an increase in property, plant, and equipment additions and the reinvestment of additional cash during the six-month period ended September 30, 2004 compared to the prior year.  This reinvestment of cash resulted in a $1,639,169 increase in cash used in investing activities compared to one year ago. The Company had an additional $1,582,093 in property and equipment purchases during the six-month period ended September 30, 2004 compared to the same period one year ago.  Capital expenditures during the six months ended September 30, 2004 consisted primarily of expenditures related to the Company’s implementation of an Enterprise Resource Planning system and the purchase of four water treatment trucks. Anticipated capital expenditures in the second half of fiscal 2005 are expected to be approximately $2.5 million, which are primarily related to implementation of the Enterprise Resource Planning system, new route sales trucks and general maintenance projects.

Cash and investments available-for-sale increased by $2,682,718 from March 28, 2004 to $26,606,126 as of September 30, 2004.  The increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses.  Cash equivalents consist of money market accounts and certificates of deposit at a financial institution. Investments consist of investment contracts with highly-rated, stable insurance companies, marketable securities consisting of municipal bonds, U.S. Government agency securities and mutual funds carried at fair value. Investments are highly liquid and are available upon demand generally with a minor penalty.

At September 30, 2004, the Company had an investment portfolio of fixed income securities of $11,375,687 and mutual funds of $9,964,185, excluding $5,897,898 of those classified as cash and cash equivalents and variable rate securities.  The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at September 30, 2004 puts it in a position to obtain debt financing on favorable terms.

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

Other than as discussed above, management is not aware of any matters that have materially affected the Company’s financial results for the six months ended September 30, 2004, nor is management aware of other matters not affecting this period but are expected to have a material effect on future periods.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2004. The accounting policies used in preparing the Company’s interim fiscal 2005 financial statements are the same as those described in the Company’s Annual Report.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on August 17, 2004.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act.  There was no solicitation in opposition to the Board of Director nominees listed in the proxy statement and all of the nominees for director were elected with the following votes:

	For	Withheld	Abstain	Broker Non-votes
John R. Hawkins	8,455,812	731,599	0	0
Howard M. Hawkins	8,450,061	737,350	0	0
Dean L. Hahn	8,372,296	815,115	0	0
Donald L. Shipp	8,427,422	759,969	0	0
John S. McKeon	8,591,638	595,773	0	0
Duane M. Jergenson	8,551,884	635,527	0	0
G. Robert Gey	8,551,684	635,727	0	0
Daryl I. Skaar	8,549,577	637,834	0	0

The shareholders also voted to approve the Hawkins, Inc. 2004 Omnibus Stock Plan with the following votes:

For	Against	Abstain	Broker Non-votes
4,841,636	745,444	1,228,256	2,372,075

ITEM 6.  EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Hawkins, Inc. 2004 Omnibus Stock Plan. (3)	Incorporated by Reference
10.2	Form of Hawkins, Inc. 2004 Omnibus Stock Plan Restricted Stock Agreement.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)          Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(3)          Incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on July 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By:	/s/ Marvin E. Dee

Marvin E. Dee

Vice President, Chief Financial Officer, Secretary and Treasurer (On behalf of the Registrant and as principal financial officer)
Dated: November 9, 2004

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Hawkins, Inc. 2004 Omnibus Stock Plan. (3)	Incorporated by Reference
10.2	Form of Hawkins, Inc. 2004 Omnibus Stock Plan Restricted Stock Agreement.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)          Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(3)          Incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on July 23, 2004.