Form 10-Q
period 2004-12-31
HAWKINS INC
filed 2005-02-09
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 9, 2005
Common Stock, par value $.05 per share	10,257,341

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS

	DECEMBER 31, 2004	MARCH 28, 2004
	(UNAUDITED)	(DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,886,683	$1,558,969
Investments available-for-sale	22,138,012	22,364,439
Trade receivables – net	11,393,795	11,308,851
Inventories	11,302,990	8,887,081
Prepaid expenses and other current assets	2,592,805	3,566,891
Total current assets	50,314,285	47,686,231

PROPERTY, PLANT AND EQUIPMENT- net	32,276,539	29,532,485

INTANGIBLE ASSETS - less accumulated amortization of $1,797,485 and $1,584,871, respectively	2,565,564	2,778,178

OTHER ASSETS	2,399,456	2,620,011
	$87,555,844	$82,616,905
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$6,315,371	$4,752,049
Dividends payable	—	1,839,004
Other current liabilities	6,721,467	6,417,231
Total current liabilities	13,036,838	13,008,284

OTHER LONG-TERM LIABILITIES	14,683	89,133

DEFERRED INCOME TAXES	1,451,843	1,614,843

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,257,341 and 10,216,688 shares issued and outstanding, respectively	512,867	510,834
Additional paid-in capital	38,232,076	37,747,492
Unearned compensation	(324,411)	—
Accumulated other comprehensive (loss) income	(80,234)	196,328
Retained earnings	34,712,182	29,449,991
Total shareholders’ equity	73,052,480	67,904,645
	$87,555,844	$82,616,905

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED DECEMBER 31		NINE MONTHS ENDED DECEMBER 31
	2004	2003	2004	2003
	(UNAUDITED)		(UNAUDITED)

Sales	$26,703,441	$24,951,807	$85,290,860	$82,663,688

Cost of sales	19,764,427	19,057,101	61,448,746	59,970,542

Gross margin	6,939,014	5,894,706	23,842,114	22,693,146

Selling, general and administrative expenses	4,646,327	4,250,032	13,575,820	12,848,275

Income from operations	2,292,687	1,644,674	10,266,294	9,844,871

Investment income	464,637	217,163	801,418	630,555

Income before income taxes	2,757,324	1,861,837	11,067,712	10,475,426

Provision for income taxes	984,200	699,000	3,959,200	3,929,000

Net income	$1,773,124	$1,162,837	$7,108,512	$6,546,426

Weighted average number of shares outstanding – basic	10,216,688	10,216,688	10,216,688	10,216,688

Weighted average number of shares outstanding – diluted	10,223,464	10,216,688	10,220,429	10,216,688

Earnings per share – basic and diluted	$0.17	$0.11	$0.70	$0.64

Cash dividends declared per common share	$—	$—	$0.18	$0.18

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED DECEMBER 31
	2004	2003
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,108,512	$6,546,426
Reconciliation to cash flows:
Depreciation and amortization	2,369,605	2,204,577
Restricted stock compensation expense	162,206	—
Loss from property disposals	62,617	52,569
Changes in operating accounts (using) providing cash:
Trade receivables	(84,944)	1,155,050
Inventories	(2,415,909)	(1,525,881)
Accounts payable	1,563,322	(919,516)
Other liabilities	229,786	(602,128)
Other	955,924	(55,986)

Net cash provided by operating activities	9,951,119	6,855,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,033,845)	(2,701,417)
Purchases of investments	(9,328,249)	(4,118,234)
Sale and maturities of investments	9,215,114	4,995,720
Proceeds from property disposals	70,183	52,050
Payments received on notes receivable	138,717	142,918

Net cash used in investing activities	(4,938,080)	(1,628,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,685,325)	(3,678,008)

Net cash used in financing activities	(3,685,325)	(3,678,008)

INCREASE IN CASH AND CASH EQUIVALENTS	1,327,714	1,548,140

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,558,969	1,353,720

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,886,683	$2,901,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Issuance of restricted stock	$486,616	$—
Cash paid for income taxes	$1,777,864	$3,058,498

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

2.                            The results of operations for the period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

3.                            In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs.  This statement amends Chapter 4 of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and the Company is currently assessing the impact of SFAS No. 151 on its operating results and financial condition.

During December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS No. 123, Accounting for Stock-Based Compensation and SFAS 95, Statement of Cash Flows.  SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005.  This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method.  The Company does not expect there to be an affect from the accounting change on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets.  This statement amends Accounting Principles Board (APB) Opinion No. 29 to improve financial reporting by eliminating certain narrow differences between the FASB’s and the International Accounting Standards Board’s (IASB) existing accounting standards for nonmonetary exchanges of similar productive assets.  The provisions of this statement shall be prospectively applied and are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently assessing the impact of SFAS No. 153 on its operating results and financial condition.

4.                            Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

5.                            Inventories, principally valued by the LIFO method, are less than current cost by approximately $652,000 at December 31, 2004.  Inventory consists principally of finished goods.

6.                           The Company has two reportable segments: Industrial and Water Treatment.  Reportable segments are defined by product and type of customer.  Each segment is responsible for the sales, marketing and development of its products.  The segments do not have separate accounting, administration, customer service or purchasing functions.  Sales of bulk chemicals, including caustic soda, for the three and nine months ended December 31, 2004 were approximately 32% and 33% of total sales, respectively, and were approximately 33% and 34% for the same respective periods in the previous year.

REPORTABLE SEGMENTS	INDUSTRIAL	WATER TREATMENT	TOTAL

THREE MONTHS ENDED DECEMBER 31, 2004
Sales	$18,057,238	$8,646,203	$26,703,441
Gross margin	4,428,388	2,510,626	6,939,014
Income from operations	1,168,033	1,124,654	2,292,687

THREE MONTHS ENDED DECEMBER 31, 2003
Sales	$16,712,142	$8,239,665	$24,951,807
Gross margin	3,541,127	2,353,579	5,894,706
Income from operations	663,252	981,422	1,644,674

NINE MONTHS ENDED DECEMBER 31, 2004
Sales	$52,874,558	$32,416,302	$85,290,860
Gross margin	12,801,442	11,040,672	23,842,114
Income from operations	3,606,956	6,659,338	10,266,294

NINE MONTHS ENDED DECEMBER 31, 2003
Sales	$51,074,491	$31,589,197	$82,663,688
Gross margin	12,010,066	10,683,080	22,693,146
Income from operations	3,655,338	6,189,533	9,844,871

7.                               During the nine months ended December 31, 2004, the Company issued 40,653 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended December 31, 2004 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.  Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all factors that may affect actual results and should not consider the risk factors listed below to be a complete statement of all potential risks and uncertainties.

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

•                          During the third quarter of fiscal 2005, the Company made the determination to continue to use its current accounting and information systems through the end of fiscal 2005, and the internal control certifications required by the end of fiscal 2005 pursuant to Section 404 of the Sarbanes-Oxley Act will be made on its current accounting and information systems.  In the course of its ongoing evaluation, management has identified potential control deficiencies in our system of internal controls and is implementing policies and procedures to remediate these issues.  Although we have made this project a top priority for the Company, it is likely that certain control deficiencies will not be able to be remediated and validated before the end of the Company’s 2005 fiscal year.  As a result, it is likely that the Company will not be able to conclude that its internal control over financial reporting is effective as of its fiscal 2005 year-end, which may also result in an adverse opinion on the effectiveness of internal control over financial reporting by the Company’s auditors.  Moreover, effective internal controls are important to the production of reliable financial reports and in helping to prevent financial fraud.  If, as a result of ineffective internal controls, the Company is unable to provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and the trading price of the Company’s stock could drop significantly.

These factors are not exhaustive and new factors may emerge or existing factors may change in a manner that impacts our business. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship of certain items to sales for the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED DECEMBER 31, 2004		NINE MONTHS ENDED DECEMBER 31, 2004

Sales	$26,703	100.0%	$85,291	100.0%
Cost of sales	19,764	74.0	61,449	72.0
Gross margin	6,939	26.0	23,842	28.0
Selling, general and administrative expenses	4,646	17.4	13,576	15.9
Income from operations	2,293	8.6	10,266	12.0
Investment income	465	1.7	801	0.9
Income before income taxes	2,757	10.3	11,068	13.0
Provision for income taxes	984	3.7	3,959	4.6
Net income	$1,773	6.6%	$7,109	8.3%

	THREE MONTHS ENDED DECEMBER 31, 2003		NINE MONTHS ENDED DECEMBER 31, 2003

Sales	$24,952	100.0%	$82,664	100.0%
Cost of sales	19,057	76.4	59,971	72.5
Gross margin	5,895	23.6	22,693	27.5
Selling, general and administrative expenses	4,250	17.0	12,848	15.5
Income from operations	1,645	6.6	9,845	11.9
Investment income	217	0.9	631	0.8
Income before income taxes	1,862	7.5	10,475	12.7
Provision for income taxes	699	2.8	3,929	4.8
Net income	$1,163	4.7%	$6,546	7.9%

Sales increased $1,751,634, or 7.0%, in the three months ended December 31, 2004, and $2,627,172, or 3.2%, in the nine months ended December 31, 2004 as compared to the same periods a year ago.  Sales of bulk chemicals, including caustic soda, for the three and nine months ended December 31, 2004 were approximately 32% and 33% of total sales, respectively, and were approximately 33% and 34% for the same respective periods in the previous year.  Industrial segment sales increased by $1,345,096 in the three months ended December 31, 2004 and increased by $1,800,067 in the nine-month period ended December 31, 2004 as compared to the same respective periods in 2003.  The increase in sales was primarily driven by improved sales along several product lines.  Additionally, an increase in the cost and selling price of a single, large-volume product (caustic soda) in comparison to the prior year resulted in increased sales for the three-month period ended December 31, 2004.  During the three and nine-month periods ended December 31, 2004, there was a decrease in caustic soda volumes sold, which was offset by increases in selling prices associated with the increases in the cost of caustic soda.  Water Treatment segment sales increased by $406,538 and $827,105 respectively, in the three and nine-month periods ended December 31, 2004 as compared to the same respective periods in 2003. During the nine-month period ended December 31, 2004, the Water Treatment segment was challenged by cooler summer conditions during the second quarter of fiscal 2005 in comparison to the prior year, however this was offset by increased sales volumes in existing product lines and successful expansion of existing product lines as compared to the prior year.

Gross margin, as a percentage of sales, for the three and nine months ended December 31, 2004 was 26.0% and 28.0%, respectively, compared to 23.6% and 27.5%, respectively, for the comparable periods of 2003.  For the Industrial segment, gross margin, as a percentage of sales, was 24.5% for the three months ended December 31, 2004 compared to 21.2% in the prior year and 24.2% for the nine months ended December 31, 2004 compared to 23.5% for the comparable period in 2003.  These increases relate in part to changes in the cost and selling price of caustic soda during fiscal 2004 and 2005.  The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases. The cost of this product is normally subject to fluctuations, which are expected to continue in future periods.  By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.  Additionally, gross margin has been positively impacted by the introduction of new products during fiscal 2005 in the Industrial segment.  Gross margin, as a percentage of sales, for the Water Treatment segment was 29.0% for the three months ended December 31, 2004 compared to 28.6% in the comparable period of 2003 and 34.1% for the nine-month period ended December 31, 2004 compared to 33.8% for the comparable period of 2003.  The increases are primarily attributable to an improved product mix.

Selling, general and administrative expenses, as a percentage of sales, for the three and nine months ended December 31, 2004 were 17.4% and 15.9%, respectively, compared to 17.0% and 15.5% for the comparable periods a year ago.  The increases were mainly due to consulting fees and additional staffing associated with the Company’s efforts in complying with the requirements of the Sarbanes-Oxley Act and the Company’s implementation of an Enterprise Resource Planning system.  The Company will continue to incur additional expenses, including additional staffing and outside professional services, to implement the Enterprise Resource Planning system and to comply with the requirements of the Sarbanes-Oxley Act.  Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income increased by $170,863 for the nine months ended December 31, 2004, compared to the same period one year ago.  The increase was primarily due to higher returns on the Company’s cash equivalents and available for sale securities, which consist primarily of certificates of deposit, money market accounts, municipal bonds, U.S. Government agency securities, mutual funds, and investment contracts with high-rated, stable insurance companies.

PROVISION FOR INCOME TAXES

The effective income tax rate was 35.7% and 35.8%, respectively for the three and nine months ended December 31, 2004, and it was 37.5% for the three and nine months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended December 31, 2004, cash provided by operations was $9,951,119 compared to $6,855,111 for the same period in the prior year.  The increase was primarily related to fluctuations in timing of vendor payments, year-over-year variances in tax payments and an increase in net income.

Cash used in investing activities increased by $3,309,117, primarily due to a $2,332,428 increase in property and equipment additions. The timing of investment activity attributed to an additional increase of $990,621. Capital expenditures during the nine months ended December 31, 2004 consisted primarily of expenditures related to the Company’s implementation of an Enterprise Resource Planning (ERP) system and the purchase of four water treatment trucks.  Capital expenditures in the fourth quarter of fiscal 2005 are expected to be approximately $1.0 million, which are primarily related to the implementation of the ERP system, the purchase of new route sales trucks and general maintenance projects.

Cash and investments available-for-sale increased by $1,101,287 from March 28, 2004 to $25,024,695 as of December 31, 2004.  The increase was primarily attributable to cash generated by operations in excess of capital expenditures and financing uses.  Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less at a financial institution.  Investments consist of investment contracts with highly-rated, stable insurance companies, marketable securities consisting of municipal bonds, U.S. Government agency securities and mutual funds carried at fair value.  The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return.  The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within ten years.  The Company invests in mutual funds with characteristics similar to the fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. Our investments are generally liquid and available upon demand.

Expected future cash flows from operations, coupled with the Company’s strong financial position, put the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds.  Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term.  If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at December 31, 2004 puts it in a position to obtain debt financing on favorable terms.

Management regularly reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures. Currently, no material commitments for such investments or divestitures exist. Until appropriate investment opportunities are identified, the Company will invest excess cash in conservative investments.

The Company will continue to incur significant expenditures in the fourth quarter of fiscal 2005 associated with the implementation of the Enterprise Resource Planning system and to meet the requirements of the Sarbanes-Oxley Act. Fiscal 2005 expenses in these areas, including additional staffing and outside professional services, are expected to significantly exceed the fiscal 2004 expense of approximately $750,000 relating to these items.  The Company expects the implementation of the Enterprise Resource Planning system to be completed in fiscal 2006.

The Company also expects to incur additional expenditures in fiscal 2005 associated with the internal control documentation of its existing operating system. The expected amount of these costs is approximately $250,000, however the Company anticipates that much of what is documented for the existing operating system can be carried forward for the new ERP system.

Other than as discussed above, management is not aware of any matters that have materially affected the nine months ended December 31, 2004, or are expected to materially affect future periods, nor is management aware of other matters not affecting this period that are expected to materially affect future periods.

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

Investments – SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired.  Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment.  In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the general market conditions, including factors such as industry and sector performance, rating agency actions, and our intent and ability to hold the investment.  Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary.  If market, industry and/or investee conditions deteriorate, we may incur future impairments.

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

Impairment of Long-Lived Assets – We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization and property, plant, and equipment, when events and changes in circumstances warrant such a review.  The carrying value of long-lived assets is considered impaired when the projected future undiscounted cash flows from such assets are less than their carrying value.  In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.  We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, the Company had an investment portfolio of fixed income securities of $11,403,148, mutual funds of $8,051,006, investment contracts of $3,320,376 and cash and cash equivalents of $2,886,683.  The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.  The investment contracts are variable rate insurance contracts that reset on a quarterly basis. A hypothetical 1% change in rates would impact investment income by approximately $33,000, based upon the amount of variable rate insurance contracts held at December 31, 2004. The Company adjusts the carrying value of its investments down if an impairment occurs that is other than temporary.

The Company is subject to the risk inherent in the cyclical nature of commodity chemical prices. However, the Company does not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals.

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

We are in the process of performing a detailed assessment of our internal controls as required by the Sarbanes Oxley Act of 2002.  In the course of its ongoing evaluation, management has identified potential control deficiencies in our system of internal controls and is implementing policies and procedures to remediate these issues.  To ensure that we address these issues thoroughly, effectively and in a timely manner, we have supplemented our internal project team with the services of outside specialists.  Although we have made this project a top priority for the Company, it is likely that certain control deficiencies will not be able to be remediated and validated before the end of the Company’s 2005 fiscal year.

PART II. OTHER INFORMATION

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
Dated: February 9, 2005

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