Form 10-K
period 2005-04-03
HAWKINS INC
filed 2005-07-01
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 3, 2005

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $93,857,362 based upon the closing sale price for Hawkins, Inc.’s common stock on that date as reported by The Nasdaq Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.

As of June 1, 2005, the Registrant had 10,257,341 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be held August 4, 2005.

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

(b)                                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company’s principal business is the formulation, blending and distribution of bulk and specialty chemicals, which it conducts in three principal segments: Water Treatment, Industrial and Pharmaceutical. Financial information regarding these segments is reported in the Company’s audited financial statements. See Items 7 and 8 below.

(c)                                  NARRATIVE DESCRIPTION OF THE BUSINESS.

(i)                                     PRODUCTS AND MARKETS. The Company’s business is conducted in three segments, Water Treatment, Industrial and Pharmaceutical, which are more fully described below:

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

(B)                                INDUSTRIAL. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, chemical processing, pulp and paper, medical device and plating industries. In addition, the Industrial segment provides products and services to food manufacturers and processing plants. The Industrial segment also manufactures and sells certain food grade products, including the Cheese-Phos® liquid phosphate product (discussed more fully in paragraph (iv) below) and other blended products, none of which are material to the Company. This segment conducts its business primarily through distribution centers and terminal operations.

The Industrial segment receives, stores and distributes various chemicals in bulk, including liquid caustic soda, phosphoric acid, potassium hydroxide and aqua ammonia; manufactures sodium hypochlorite (bleach) and agricultural products; repackages water treatment chemicals; and performs custom blending of certain chemicals for customers according to customer formulas. The Industrial segment operates liquid caustic soda barge terminals to receive shipments during the period the Mississippi River is open to barge traffic (approximately April 1 through November 15). During the remainder of the year, the Company relies on stockpiles, as well as supplies shipped in by railroad tank car. Pursuant to operating agreements it has with other chemical companies, the Company receives and stores liquid caustic soda and other chemicals at its two terminal sites, Hawkins Terminal 1 and Terminal 2. Terminal 1 and Terminal 2 are located on opposite sides of the Mississippi River in St. Paul, Minnesota. In September 2001, a 1.5 million-gallon caustic soda storage tank was completed at the Red Rock facility, allowing it to serve as an additional terminal for bulk chemicals. Historically, the property on which the Red Rock facility is located has not been subject to flooding when Terminals 1 and 2 were not usable due to high water, and the facility was not affected by the most recent flooding in 2001.

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

(C)                                PHARMACEUTICAL. The Pharmaceutical segment specializes in providing pharmaceutical chemicals to pharmacies and small-scale pharmaceutical manufacturers. On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary’s Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers.  This segment conducts the majority of its business through one warehouse located at the principal executive site. The Pharmaceutical segment’s sales are primarily focused throughout the United States.

(ii)                                  NEW PRODUCTS. The Company did not have any significant new products during the fiscal year ended April 3, 2005.

(iii)                               RAW MATERIALS. The Company has approximately 300 suppliers, including many of the major chemical producers in the United States, of which approximately 20 account for a majority of the Company’s purchases. The Company typically has written distributorship agreements or supply contracts with its suppliers that are renewed from time to time. Although there is no assurance that any contract or understanding with any supplier will not be terminated in the foreseeable future, most of the products purchased can be obtained from alternative sources should existing relationships be terminated.

(iv)                              PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS. There are no patents, trademarks, licenses, franchises or concessions that are currently material to the successful operation of the Company’s business. The Company has, however, obtained a patent on a liquid form of sodium phosphate for use in the processed food industry, as described below. The patent was granted on October 17, 1995 and will expire on November 8, 2013. The Company’s patented Cheese-Phos®, a two-component liquid sodium phosphate, is stored at room temperature. Other competing liquid sodium phosphates must be stored at elevated temperatures to prevent crystallization because they are single component. Liquid delivery systems, in general, are more economical than dry delivery systems and are easier to automate, measure, monitor and control. As a two-component liquid process, Cheese-Phos®, when mixed with varied amounts of sodium hydroxide, can create all of the ratios of sodium phosphates that process cheese makers use. This minimizes inventories for producers. Cheese-Phos® has not, and is not expected to, materially increase the Company’s sales or profits.

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

(vii)                           DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. No single customer represents more than approximately 5% of the Company’s sales, but the loss of its five largest customers could have a material adverse effect on the Company’s results of operations. Aggregate sales to the Company’s five largest customers were $13.2 million and $11.9 million for the fiscal years ended April 3, 2005 and March 28, 2004, respectively. Additionally, no single customer represents 10% or more of the Water Treatment, Industrial or Pharmaceutical segment sales.

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

(xi)                                RESEARCH AND DEVELOPMENT. The Company does not have a formal research and development function. Employees are assigned to research and development projects as the need arises. During the fiscal year ended April 3, 2005, expenditures for research and development were not material to the Company’s business.

(xii)                             ENVIRONMENTAL MATTERS. The Company is primarily a compounder and distributor, rather than a manufacturer, of chemical products. As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effects upon the capital expenditures, earnings or competitive position of the Company. The Company does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal 2006.

(xiii)                          EMPLOYEES. The Company had 217 employees as of April 3, 2005.

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

ITEM 2.                                                     PROPERTIES.

The Company owns its principal location, which consists of approximately 11 acres of land in Minneapolis, Minnesota, with six buildings containing a total of 160,000 square feet of office and warehouse space. The Company’s principal office is located in one of these buildings, at 3100 East Hennepin Avenue. As of April 3, 2005, the Company has installed sprinkler systems in substantially all of its warehouse facilities for fire protection. The Company carries insurance covering the replacement of property damaged by fire or flood. The Pharmaceutical segment occupies approximately 13,000 square feet of office and warehouse space within this location.

As noted above, in December 2000 the Company completed the Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land. This facility has outside storage capacity of approximately 1.5 million gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota through July 31, 2029 for a basic rent plus an amount based on the annual tonnage unloaded at the site. The basic rent and annual tonnage rent were renegotiated August 1, 2004 and are to be renegotiated every five years.

In addition to the facilities described above, the Company’s other facilities are described below. These facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned and is fully utilized by the Company.

Segment	Location	Primary Use	Approx. Square Feet

Industrial	St. Paul, MN (1)	Office, Warehouse and Garage	32,000
	St. Paul, MN (2)	Office	3,000
Water Treatment	Fargo, ND (3)	Office and Warehouse	22,800
	Fond du Lac, WI	Warehouse	20,300
	Washburn, ND (4)	Office and Warehouse	14,000
	Billings, MT	Office and Warehouse	9,300
	Sioux Falls, SD (5)	Warehouse	18,000
	Rapid City, SD	Warehouse	3,600
	Willow Springs, IL (2)	Warehouse	2,400
	Superior, WI	Office and Warehouse	17,000
	Slater, IA	Warehouse	8,700
	Lincoln, NE (2)	Office and Warehouse	5,400
	Eldridge, IA	Office and Warehouse	6,000

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

ITEM 3.                                                     LEGAL PROCEEDINGS.

In the fourth quarter of fiscal 2004, the Company paid $3.0 million to resolve a personal injury lawsuit encaptioned Chavarria et al v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al that arose from the alleged mislabeling of certain inventory the Company purchased in connection with its acquisition of St. Mary’s Chemicals, Inc. (d/b/a Universal Chemicals) in May 2000.  Pursuant to the terms of the settlement, the Company denied all liability and reserved its right to pursue indemnification and contribution from third parties.  In July 2004, the Company filed suit in Hennepin County, Minnesota against the former principals of Universal Chemicals, seeking indemnification for the costs the Company incurred in defending and resolving the prior litigation.

On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company.  The settlement agreement requires the defendants to surrender to the Company 75,358 shares of the Company’s common stock, which they received as consideration for the May 2000 acquisition.  The agreement also terminates the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions.  The settlement agreement calls for the parties to execute mutual releases and a stipulation of dismissal.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages and offices held, as of June 1, 2005 are set forth below:

Name	Age	Office

John R. Hawkins	53	Chairman of the Board and Chief Executive Officer

Marvin E. Dee	56	Vice President, Chief Financial Officer, Secretary, and Treasurer

Keenan A. Paulson	55	Vice President - Water Treatment Group

John R. Sevenich	47	Vice President - Manufacturing and Specialty Products

Daniel E. Soderlund	42	Vice President – Pharmaceuticals

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

Keenan A. Paulson has been the Company’s Vice President - Water Treatment Group since May 2000. Prior to attaining this position, Ms. Paulson held various positions during her 33-year career with the Company, most recently as its Water Treatment General Manager.

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

PART II

ITEM 5.                                                     MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Quarterly Stock Data	High	Low

Fiscal 2005
4th Quarter	$12.150	$11.650
3rd Quarter	12.250	11.710
2nd Quarter	12.050	11.640
1st Quarter	12.450	11.810

Fiscal 2004
4th Quarter	$13.650	$11.600
3rd Quarter	13.900	12.620
2nd Quarter	12.970	10.280
1st Quarter	11.350	9.035

Cash Dividends	Declared	Paid

Fiscal 2006
1st Quarter		$.18

Fiscal 2005
4th Quarter	$.18
3rd Quarter		$.18
2nd Quarter	$.18
1st Quarter		$.18

Fiscal 2004
4th Quarter	$.18
3rd Quarter		$.18
2nd Quarter	$.18
1st Quarter		$.18

The Company’s common shares are traded on The Nasdaq Stock Market under the symbol “HWKN.” The price information represents closing sale prices as reported by The Nasdaq Stock Market. As of April 3, 2005, there were approximately 635 registered common shareholders, which includes nominees or broker dealers holding stock on behalf of an estimated 1,725 beneficial owners.

The Company first started paying cash dividends in 1985 and has done so consecutively since that time. Future dividend levels will be dependent upon Hawkins’ results of operations, financial position, cash flows and other factors, and will be evaluated by the Hawkins Board of Directors.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

				Six-Month
	Fiscal Year	Fiscal Year	Fiscal Year	Transitional
	Ended	Ended	Ended	Period Ended	Fiscal Years Ended
	April 3,	March 28,	March 30,	March 31,	September
	2005	2004	2003	2002	2001	2000

Sales	$115,280,312	$107,028,131	$104,004,611	$49,868,179	$107,931,668	$98,021,731

Gross Margin	29,606,185	27,974,289	27,957,852	11,535,706	24,297,587	24,802,176

Net income	8,092,009	5,751,884	8,430,172	3,083,771	7,117,578	8,567,699

Basic and diluted earnings per common share	.79	.56	.83	.30	.69	.81

Cash dividends declared per common share	.36	.36	.33	.15	.30	.32

Cash dividends paid per common share	.36	.36	.30	.15	.30	.29

Total assets	87,658,118	82,616,905	81,098,739	71,487,133	74,868,121	69,894,520

Long-term debt					116,823	226,003

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

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

The information contained in this Annual Report on Form 10-K for the year ended April 3, 2005 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider the following list to be a complete statement of all potential risks and uncertainties.

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

•                  Unforeseen or recurring operational problems or natural disasters at any of our facilities causing significant lost production and/or increased costs. Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings four times, the most recent being in the spring of 2001. This had a negative impact on earnings in the third quarter of fiscal 2001 of approximately $200,000. No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the Company’s operations in the future from flooding. In September 2001, a 1.5 million-gallon caustic soda storage tank was completed at the Red Rock facility, allowing it to serve as an additional terminal for bulk chemicals. Historically, the property on which the Red Rock facility is located has not been subject to flooding when Terminals 1 and 2 were not usable due to high water, and the facility was not affected by the most recent flooding in 2001. The Company believes the impact of future flooding, if any, will be reduced as the Red Rock facility is expected to allow the Company to continue normal shipping to customers during periods of high water levels.

•                  Technology risks, such as failure to successfully implement new technology that will allow us to make process improvements to reduce costs or to analyze the business.

•                  Loss of senior management or other key personnel and our ability to hire suitable replacements in a timely manner.

•                  During the third quarter of fiscal 2005, the Company made the determination to continue to use its current operating system through the end of fiscal 2005 and until the implementation of the Company’s Enterprise Resource Planning (“ERP”) system is complete.  Management’s assessment of the effectiveness of the Company’s internal controls as of April 3, 2005 that is included in this Form 10-K was made on the current operating system and concludes that the internal control system was not operating effectively as of April 3, 2005.  The Company has remediated or is currently in the process of remediating the material weaknesses that led to this conclusion. Effective internal controls are important to the production of reliable financial reports and in helping to prevent financial fraud.  If, in the future, as a result of ineffective internal controls, the Company is unable to provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and the trading price of the Company’s stock could drop significantly.

These factors are not exhaustive and new factors may emerge or existing factors may change in a manner that impacts our business. We assume no obligation and disclaim any duty to update the forward-looking statements in this Annual Report on Form 10-K or any other public statement.

GENERAL

The following is a discussion and analysis of our financial condition and results of operations for the Company’s fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003.

OVERALL SUMMARY

Sales for the fiscal year ended April 3, 2005 were $115,280,312 versus $107,028,131 for the fiscal year ended March 28, 2004 and $104,004,611 for the fiscal year ended March 30, 2003. Net income for the fiscal year ended April 3, 2005 was $8,092,009, or $.79 per share, compared to $5,751,884, or $.56 per share, for the fiscal year ended March 28, 2004 and $8,430,172, or $.83 per share, for the fiscal year ended March 30, 2003. Return on average shareholders’ equity was 11.6% for the fiscal year ended April 3, 2005 compared to 8.6% for the fiscal year ended March 28, 2004 and 13.4% for the fiscal year ended March 30, 2003. Book value per share was $7.04 at April 3, 2005, $6.65 at March 28, 2004 and $6.43 at March 30, 2003.

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003

Sales	100.0%	100.0%	100.0%
Cost of sales	(74.3)%	(73.9)%	(73.1)%
Gross margin	25.7%	26.1%	26.9%
Selling, general and administrative expenses	(15.7)%	(15.7)%	(14.3)%
Litigation settlement		(2.8)%
Income from operations	10.0%	7.6%	12.6%
Investment income	1.0%	.8%	.4%
Income before income taxes	11.0%	8.4%	12.9%
Provision for income taxes	(3.9)%	(3.0)%	(4.8)%
Net income	7.0%	5.4%	8.1%

SALES

Sales increased $8,252,181, or 7.7%, to $115,280,312 for the fiscal year ended April 3, 2005 as compared to sales of $107,028,131 for the fiscal year ended March 28, 2004. Sales of bulk chemicals, including caustic soda, were approximately 33.3% of sales compared to 33.7% in the previous year. All three operating segments contributed to the increase in sales. Industrial segment sales increased $4,816,838, or 8.1%, to $64,130,067, Water Treatment segment sales increased $2,248,481, or 5.7%, to $41,529,630 and Pharmaceutical segment sales increased $1,186,862, or 14.1%, to $9,620,615. The increase in the Industrial segment sales was driven by improved sales along several product lines and an increase in the cost and selling price of caustic soda in comparison to the prior year.  During the fiscal year ended April 3, 2005 there was a decrease in caustic soda volumes sold, which was offset by increases in selling prices associated with increases in the cost of caustic soda. Although the Water Treatment segment was challenged by cooler summer conditions during the second quarter of fiscal 2005 in comparison to the prior year, sales increased due to increased volumes in existing product lines and successful expansion of existing product lines. Increased volumes along several existing product lines drove the increase in Pharmaceutical segment sales.

Sales increased $3,023,520, or 2.9%, to $107,028,131 for the fiscal year ended March 28, 2004 as compared to sales of $104,004,611 for the fiscal year ended March 30, 2003. Sales of bulk chemicals, including caustic soda, were approximately 33.7% of sales compared to 31.9% in the previous year. The increase in sales in fiscal 2004 sales as compared to fiscal 2003 was primarily driven by the Water Treatment segment, as sales increased by $2,950,827, or 8.1%, in comparison to the prior year. The increases were primarily attributable to volume increases, due in part to favorable summer weather conditions as compared to the prior year. Industrial segment sales of $59,313,229 were flat as the combination of an approximately 5.1% increase in caustic soda volumes sold and an increase in caustic soda selling price that increased sales by approximately 1.4% was offset by a decrease in sales to customers in the telecommunication and circuit board industries.  Pharmaceutical segment sales of $8,433,753 were flat as compared to the prior year.

GROSS MARGIN

Gross margin, as a percentage of sales, was 25.7% for the fiscal year ended April 3, 2005 compared to 26.1% for the fiscal year ended March 28, 2004 and 26.9% for the fiscal year ended March 30, 2003, respectively. The gross margin decreases are due to a number of variables as explained below.

Industrial Segment

Gross margin, as a percentage of sales, for the Industrial segment was 20.9% for the fiscal year ended April 3, 2005, 20.9% for the fiscal year ended March 28, 2004 and 22.8% for the fiscal year ended March 30, 2003. Gross margins for the fiscal year ended April 3, 2005 were flat as compared to the fiscal year ended March 28, 2004. The decrease for the fiscal year ended March 28, 2004 as compared to the fiscal year ended March 30, 2003 relates partially to changes in the cost and selling price of caustic soda during these periods and to the high level of high cost inventory on hand at the end of the 2004 fiscal year’s barge shipping season (October 2003). The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases. The cost of this product is normally subject to fluctuations, which are expected to continue in future periods. By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing. Additionally, a highly competitive market environment prevented the Company from passing on to its customers an approximately $600,000 increase in product costs. Also, insurance expense increased by approximately $160,000, or 22.5%, and employee compensation and benefits increased by approximately $134,000 or 4.9%.

Water Treatment Segment

Gross margin, as a percentage of sales, for the Water Treatment segment was 31.3% for the fiscal year ended April 3, 2005, 32.6% for the fiscal year ended March 28, 2004 and 32.7% for the fiscal year ended March 30, 2003. The decrease for the fiscal year ended April 3, 2005 as compared to the fiscal year ended March 28, 2004 was partially attributable to competitive pressures which reduced margins on several products. Additionally, due to the LIFO method of valuing inventory, the margin was negatively impacted by higher levels and changes in product mix of inventory on hand as compared to the prior year.

Gross margin, as a percentage of sales, for the fiscal year ended March 28, 2004 was comparable with the fiscal year ended March 30, 2003 as the increase in sales, due primarily to favorable weather, was offset by higher operating costs. Additionally, in fiscal 2004 the Company started to manufacture a product line internally that resulted in an increased product margin of approximately $670,000. Offsetting this improvement in product margins was an increase in operating costs, including an approximately $79,000, or 10.8%, increase in insurance expense and an approximately $732,000, or 19.3%, increase in employee compensation and benefits which includes an increase in commissions paid to route salespersons for the increase in product margins.

Pharmaceutical Segment

Gross margin, as a percentage of sales, for the Pharmaceutical segment was 33.0% for the fiscal year ended April 3, 2005, 33.0% for the fiscal year ended March 28, 2004 and 30.4% for the fiscal year ended March 30, 2003. The increase for the fiscal years ended April 3, 2005 and March 28, 2004 as compared to the fiscal year ended March 30, 2003 related primarily to a better product mix.

GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 15.7% ($18,089,829) for the fiscal year ended April 3, 2005, 15.7% ($16,793,094) for the fiscal year ended March 28, 2004 and 14.3% ($14,890,640) for the fiscal year ended March 30, 2003. The increases were primarily attributable to $800,000 and $536,000 for the fiscal years ended April 3, 2005 and March 28, 2004, respectively, in consulting fees associated with the Company’s efforts to comply with the requirements of the Sarbanes-Oxley Act and to the Company’s implementation of an ERP system. The Company will continue to incur additional expenses, including expenses for additional staffing and outside professional services, to implement the ERP system and continue meeting the requirements of the Sarbanes-Oxley Act.

LITIGATION SETTLEMENTS

In the fourth quarter of fiscal 2004, the Company paid $3.0 million to resolve a personal injury lawsuit encaptioned Chavarria et al v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al that arose from the alleged mislabeling of certain inventory the Company purchased in connection with its acquisition of St. Mary’s Chemicals, Inc. (d/b/a Universal Chemicals) in May 2000.  Pursuant to the terms of the settlement, the Company denied all liability and reserved its right to pursue indemnification and contribution from third parties.  In July 2004, the Company filed suit in Hennepin County, Minnesota against the former principals of Universal Chemicals, seeking indemnification for the costs the Company incurred in defending and resolving the prior litigation.

On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company.  The settlement agreement requires the defendants to surrender to the Company 75,358 shares of the Company’s common stock, which they received as consideration for the May 2000 acquisition.  The agreement also terminates the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions.  The settlement agreement calls for the parties to execute mutual releases and a stipulation of dismissal.

INVESTMENT INCOME

Investment income increased $295,086 to $1,120,775 for the fiscal year ended April 3, 2005 compared to $825,689 for the fiscal year ended March 28, 2004.  This increase was primarily related to an increase in cash available for investment, and a higher rate of return on the Company’s cash equivalents and marketable securities. The $458,640 increase in investment income for the fiscal year ended March 28, 2004 as compared to the fiscal year ended March 30, 2003 was attributable to an increase in cash available for investment and to a $370,000 loss recognized in the fiscal year ended March 30, 2003 due to declines in market value on investments which were deemed other than temporary.

PROVISION FOR INCOME TAXES

The effective income tax rate was 36.0% for the fiscal year ended April 3, 2005, 36.1% for the fiscal year ended March 28, 2004 and 37.2% for the fiscal year ended March 30, 2003. The effective income tax rate for the fiscal year ended April 3, 2005 was comparable to the fiscal year ended March 28, 2004. The decrease for the fiscal year ended March 28, 2004 as compared to the fiscal year ended March 30, 2003 was primarily due to a decrease in income before income taxes.

INFLATION

Inflation did not have a significant impact on the Company during the fiscal years ended April 3, 2005, March 28, 2004, and March 30, 2003, as selling prices have generally been adjusted as the cost of materials and other expenses have changed. On occasion, slight fluctuations in the cost of a single, large-volume product have not been reflected in the selling price of that product.

SELECTED QUARTERLY FINANCIAL DATA

	Fiscal Year Ended April 3, 2005 (Unaudited)
	First Quarter Ended July 1, 2004	Second Quarter Ended September 30, 2004	Third Quarter Ended December 31, 2004	Fourth Quarter Ended April 3, 2005

Sales	$29,955,818	$28,631,601	$26,703,441	$29,989,452
Gross margin	8,585,476	8,317,624	6,939,014	5,764,071
Net income	2,929,304	2,406,084	1,773,124	983,497
Basic and diluted earnings per share	$.29	$.24	$.17	$.10

	Fiscal Year Ended March 28, 2004 (Unaudited)
	First Quarter Ended July 1, 2003	Second Quarter Ended September 30, 2003	Third Quarter Ended December 31, 2003	Fourth Quarter Ended March 28, 2004

Sales	$29,066,867	$28,645,014	$24,951,807	$24,364,443
Gross margin	8,436,133	8,362,307	5,894,706	5,281,143
Net income (loss)	2,792,016	2,591,573	1,162,837	(794,542)
Basic and diluted earnings (loss) per share	$.27	$.25	$.11	$(.08)

FINANCIAL CONDITION

LIQUIDITY

Cash provided by operations in the fiscal year ended April 3, 2005 was $12,617,158 compared to $7,411,596 in the fiscal year ended March 28, 2004 and $14,589,108 in the fiscal year ended March 30, 2003. The increase in the fiscal year ended April 3, 2005 compared to the fiscal year ended March 28, 2004 was due to the timing of liability payments and the $3 million litigation settlement that was paid in fiscal 2004. These amounts were partially offset by an increase in accounts receivable, primarily as a result of the increase in sales. The decrease in the fiscal year ended March 28, 2004 compared to the fiscal year ended March 30, 2003 was due to the decrease in net income, including the $3 million litigation settlement, the timing of liability payments, and year-over-year variances in tax payments.

Cash and investments available-for-sale of $26,807,385 at April 3, 2005 increased by $2,883,977 as compared with the $23,923,408 available as of March 28, 2004, primarily because of cash generated by operations in excess of capital expenditures and dividend payments. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consist of investment contracts with high-rated, stable insurance companies; marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and mutual funds carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return.  The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years.  The Company invests in mutual funds with characteristics similar to the fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At April 3, 2005, $15,570,000 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired and have maturity dates of one year or longer.  These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

As of April 3, 2005, the Company had an investment portfolio of fixed income securities of $11,373,512 and mutual funds of $8,038,275, excluding $7,910,598 classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility. The Company recorded a loss of $370,000 in the fiscal year ended March 30, 2003 due to declines in market value that were deemed other than temporary. The mutual funds held by the Company as of April 3, 2005 consist of short-term bond funds that invest primarily in investment grade securities.

CAPITAL EXPENDITURES

Capital expenditures in the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003 were $5,922,862, $4,897,551, and $2,348,124, respectively. Capital expenditures during the fiscal year ended April 3, 2005 consisted of $3,100,000 for office furniture and equipment primarily related to software and hardware data processing equipment associated with the Company’s implementation of an ERP system, $1,440,000 for machinery and equipment, $250,000 for land, buildings and improvements, and $1,144,000 for transportation equipment. We anticipate capital expenditures in fiscal 2006 to be approximately $6.5 million primarily related to implementation of the ERP system, new route sales trucks, warehouse additions, and general maintenance projects.

COMMON STOCK REPURCHASES

The Company did not acquire any common stock during the fiscal years ended April 3, 2005, March 28, 2004, and March 30, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments due by period
Contractual Obligation	2006	2007	2008	2009	2010	More than 5 Years	Total

Operating lease obligations	$246,684	$224,115	$180,072	$185,523	$187,023	$3,065,205	$4,088,622
Purchase obligations (1)	12,448,747	—	—	—	—	—	12,448,747
Total	$12,695,431	$224,115	$180,072	$185,523	$187,023	$3,065,205	$16,537,369

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

The Company will continue to incur significant expenditures in fiscal 2006 associated with the implementation of the ERP system and to meet the requirements of the Sarbanes-Oxley Act. Fiscal 2006 expenses, including incremental information technology expenses and outside professional services, are expected to be consistent with the additional fiscal 2005 expense of approximately $1.7 million.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist.

Other than as discussed above, management is not aware of any trends or other matters that have not materially affected results in the fiscal year ended April 3, 2005 but are expected to have a material effect on future periods.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements, the Company follows accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. The Company considers the following policies to involve the most judgment in the preparation of the Company’s financial statements.

Revenue Recognition - The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, performance has occurred, the price and terms of sale are fixed, and collection of the receivable is reasonably assured.

Investments – Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities,” provide guidance on determining when an investment is other-than-temporarily impaired.  Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment.  In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the general market conditions, including factors such as industry and sector performance, rating agency actions, and our intent and ability to hold the investment.  Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary.  If market, industry and/or investee conditions deteriorate, we may incur future impairments.

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

Income Taxes – In the preparation of the Company’s financial statements, management calculates income taxes.  This includes estimating current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes.  These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet.  These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income.  A valuation allowance is established to the extent that management believes that recovery is not likely.  Reserves are also established for potential and ongoing audits of federal and state tax issues.  The Company routinely monitors the potential impact of such situations and believes that it is properly reserved.  Valuations related to amounts owed and tax rates could be impacted by changes to tax codes, changes in statutory tax rates, the Company’s future taxable income levels and the results of tax audits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board  (FASB) ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF No. 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. EITF No. 03-1 requires that investments which have declined in value must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. EITF No. 03-1 also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. EITF No. 03-1 does not suspend the current requirements for other-than-temporary impairments under Staff Accounting Bulletin No. 59. In September 2004, the FASB issued Proposed Staff Position EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” which provides further guidance regarding this issue. In September 2004, the FASB also issued Proposed Staff Position EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF No. 03-1,” which defers the effective date of certain paragraphs of EITF Issue No. 03-1. The Company adopted the initial portions of EITF 03-01 in December 2003. The adoption of the remaining portions is not expected to have a material impact on our results of operations or financial condition.

In September 2004, the EITF reached a consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  Issue No. 04-10 clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of SFAS No. 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately.  The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131.  Although Issue No. 04-10 was to be effective immediately, in November 2004 the EITF delayed the implementation of this issue in order to have its effective date coincide with a related FASB Staff Position (FSP), which will clarify the meaning of similar economic characteristics.  Issue No. 04-10 is to be applied by retroactive restatement of previous periods.  Adoption of Issue No. 04-10 is not expected to have an impact on our operating results and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  This statement amends Chapter 4 of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and the Company is currently assessing the impact of SFAS No. 151 on our operating results and financial condition.

During December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95, “Statement of Cash Flows.”  SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005.  This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method.  The Company does not expect there to be any impact from the accounting change on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  This statement amends Accounting Principles Board (APB) Opinion No. 29 to improve financial reporting by eliminating certain narrow differences between the FASB’s and the International Accounting Standards Board’s (IASB) existing accounting standards for nonmonetary exchanges of similar productive assets.  The provisions of this statement shall be prospectively applied and are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently assessing the impact of SFAS No. 153 on our operating results and financial condition.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

At April 3, 2005, the Company had an investment portfolio of fixed income securities of $11,373,512, mutual funds of $8,038,275, investment contracts of $3,345,808 and cash and cash equivalents of $4,564,790.  The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.  The investment contracts are variable rate insurance contracts that reset on a quarterly basis. A hypothetical 1% change in rates would impact investment income by approximately $33,000, based upon the amount of variable rate insurance contracts held at April 3, 2005. The Company adjusts the carrying value of its investments if an impairment occurs that is other than temporary.

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

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hawkins, Inc.
Minneapolis, MN

We have audited the accompanying balance sheets of Hawkins, Inc. (the “Company”) as of April 3, 2005 and March 28, 2004, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 3, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hawkins, Inc. as of April 3, 2005 and March 28, 2004, and the results of its operations and its cash flows for each of the three fiscal years in the period ended April 3, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 3, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weaknesses.

/s/ Deloitte & Touche LLP

Minneapolis, MN
June 29, 2005

HAWKINS, INC.

BALANCE SHEETS

	April 3, 2005	March 28, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,564,790	$1,558,969
Investments available-for-sale	6,672,521	21,313,923
Trade receivables - less allowance for doubtful accounts: 2005, $225,000; 2004, 275,000	13,673,953	11,308,851
Inventories	8,587,610	8,887,081
Prepaid expenses and other current assets (Note 7)	2,223,798	3,566,891
Total current assets	35,722,672	46,635,715

PROPERTY, PLANT, AND EQUIPMENT:
Land	808,491	793,491
Buildings and improvements	28,430,587	28,377,593
Machinery and equipment	12,869,811	12,087,543
Transportation equipment	8,383,235	7,919,585
Office furniture and equipment including computer systems	7,263,198	4,215,690
	57,755,322	53,393,902
Less accumulated depreciation	26,781,709	23,861,417
Net property, plant, and equipment	30,973,613	29,532,485

OTHER ASSETS:
Intangible assets – less accumulated amortization: 2005, $1,870,719; 2004, $1,584,871	2,492,330	2,778,178
Long-term investments	16,085,074	1,775,516
Other	2,384,429	1,895,011
Total other assets	20,961,833	6,448,705
	$87,658,118	$82,616,905

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable—trade	$5,946,189	$4,752,049
Dividends payable	1,846,321	1,839,004
Accrued payroll and employee benefits	3,954,968	3,629,800
Container deposits	1,095,948	1,495,294
Other accruals	1,414,558	1,292,137
Total current liabilities	14,257,984	13,008,284

OTHER LONG-TERM LIABILITIES	22,145	89,133

DEFERRED INCOME TAXES	1,178,422	1,614,843

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $.05 par value; 10,257,341 and 10,216,688 shares issued and outstanding, respectively	512,867	510,834
Additional paid-in capital	38,232,076	37,747,492
Unearned compensation	(198,702)
Accumulated other comprehensive (loss) income	(196,031)	196,328
Retained earnings	33,849,357	29,449,991
Total shareholders’ equity	72,199,567	67,904,645
	$87,658,118	$82,616,905

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF INCOME

	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003

Sales	$115,280,312	$107,028,131	$104,004,611

Cost of sales	(85,674,127)	(79,053,842)	(76,046,759)

Gross margin	29,606,185	27,974,289	27,957,852

Selling, general and administrative expenses	(18,089,829)	(16,793,094)	(14,890,640)

Litigation settlement (Note 6)		(3,000,000)

Income from operations	11,516,356	8,181,195	13,067,212

Investment income	1,120,775	825,689	367,049

Interest expense			(4,089)

Income before income taxes	12,637,131	9,006,884	13,430,172

Provision for income taxes	(4,545,122)	(3,255,000)	(5,000,000)

Net income	$8,092,009	$5,751,884	$8,430,172

Weighted average number of shares outstanding -basic	10,216,688	10,216,688	10,216,688

Weighted average number of shares outstanding-diluted	10,222,669	10,216,688	10,216,688

Earnings per share - basic and diluted	$.79	$.56	$.83

Cash dividends declared per common share	$.36	$.36	$.30

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in Capital	Unearned Compensation	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount

BALANCE—March 31, 2002	10,216,688	$510,834	$37,747,492		$22,317,637	$(145,528)	$60,430,435

Cash dividends					(3,371,694)		(3,371,694)
Comprehensive income:
Unrealized loss on investments available for sale						(8,509)	(8,509)
Adjustment for impairment of investments included in net income						233,100	233,100
Net income					8,430,172		8,430,172
Comprehensive income							8,654,763

BALANCE—March 30, 2003	10,216,688	510,834	37,747,492		27,376,115	79,063	65,713,504

Cash dividends					(3,678,008)		(3,678,008)
Comprehensive income:
Unrealized gain on investments available for sale						117,265	117,265
Net income					5,751,884		5,751,884
Comprehensive income							5,869,149

BALANCE—March 28, 2004	10,216,688	510,834	37,747,492		29,449,991	196,328	67,904,645

Cash dividends					(3,692,643)		(3,692,643)
Restricted stock issued	40,653	2,033	484,584	$(486,617)			0
Amortization of unearned compensation				287,915			287,915
Comprehensive income:
Unrealized loss on investments available for sale						(392,359)	(392,359)
Net income					8,092,009		8,092,009
Comprehensive income							7,699,650

BALANCE—April 3, 2005	10,257,341	$512,867	$38,232,076	$(198,702)	$33,849,357	$(196,031)	$72,199,567

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF CASH FLOWS

	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,092,009	$5,751,884	$8,430,172
Reconciliation to cash flows:
Depreciation and amortization	4,522,861	2,992,104	2,958,975
Deferred income taxes	23,033	270,612	(121,770)
Restricted stock compensation expense	287,915
Adjustment of notes receivable reserve	(658,134)
Impairment of investments			370,000
Earnings on other assets	(6,854)	(41,642)	(72,929)
Loss from property disposals	134,439	69,716	34,713
Changes in operating accounts (using) providing cash:
Trade receivables	(2,365,102)	(55,280)	(590,763)
Inventories	299,471	511,257	(797)
Accounts payable	1,194,140	(1,102,671)	1,758,900
Accrued liabilities	(18,745)	69,502	2,079,348
Other	1,112,125	(1,053,886)	(256,741)
Net cash provided by operating activities	12,617,158	7,411,596	14,589,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(5,922,862)	(4,897,551)	(2,348,124)
Purchase of investments	(11,491,472)	(8,506,919)	(21,395,228)
Sale and maturities of investments	11,201,957	9,630,392	6,022,000
Proceeds from property disposals	110,283	53,250	59,150
Payments received on notes receivable	176,083	192,489	269,122
Net cash used in investing activities	(5,926,011)	(3,528,339)	(17,393,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,685,326)	(3,678,008)	(3,065,380)
Debt repayment			(116,823)
Net cash used in financing activities	(3,685,326)	(3,678,008)	(3,182,203)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,005,821	205,249	(5,986,175)

CASH AND CASH EQUIVALENTS—
Beginning of period	1,558,969	1,353,720	7,339,895

CASH AND CASH EQUIVALENTS—
End of period	$4,564,790	$1,558,969	$1,353,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Issuance of restricted stock	$486,617	$	$
Cash paid during the year for:
Income taxes	$3,374,364	$3,897,997	$5,106,724
Interest	$	$	$8,177

See accompanying notes to financial statements.

HAWKINS, INC.
NOTES TO FINANCIAL STATEMENTS

1.                                      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Hawkins, Inc. (the “Company”) has three reportable segments: Industrial, Water Treatment and Pharmaceutical. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, and plating industries. In addition, the Industrial segment provides products and services to food manufacturers and processing plants. The Water Treatment segment specializes in providing water and waste-water treatment equipment, chemicals and service to municipal and industrial customers. The Pharmaceutical segment specializes in providing pharmaceutical chemicals to pharmacies and small-scale pharmaceutical manufacturers.

Fiscal Year—The Company’s fiscal year is a 52/53-week year ending on the Sunday closest to March 31. The fiscal year ended April 3, 2005 was a 53-week year and the fiscal years ended March 28, 2004 and March 30, 2003 were 52-week years.

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

Shipping and Handling—All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to shipping and handling are included in costs of sales.

Cash Equivalents—Cash equivalents include all liquid debt instruments (primarily cash funds, money market accounts and certificates of deposit) purchased with an original maturity of three months or less. The balances maintained at financial institutions may, at times, exceed federally insured limits.

Investments — Held-to-maturity securities consist of debt securities, which the Company has the intent and ability to hold to maturity and are valued at amortized historical cost. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in tax law or statutory or regulatory requirements), securities held-to-maturity may be sold or transferred to another portfolio.

Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized.  Available-for-sale securities are included in current assets if their market value exceeds its amortized cost and are available to fund current operations. Available-for-sale securities whose market value is less than its amortized cost that have not been identified as other-than-temporarily impaired are classified as current assets if the security matures in less than one year and are classified as non-current assets if the security matures in one year or longer.  Available-for-sale securities with a market value of $15,570,000 and $1,050,516 were classified as non-current at April 3, 2005 and March 28, 2004, respectively.

All securities with gross unrealized losses are subjected to the Company’s process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amortized cost of the investment. On a case-by-case basis, the Company considers the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and the Company’s investment horizon. A loss of $370,000 was recorded in the fiscal year ended March 30, 2003 due to declines in market value that were deemed other than temporary. The Company does not engage in trading activities.

Inventories—Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (“LIFO”) method.  The Pharmaceutical segment’s inventory cost is determined using the first-in, first-out (“FIFO”) method, which represents approximately 19% and 22% of the total FIFO inventory balance at April 3, 2005 and March 28, 2004, respectively.

Property, Plant and Equipment—Property is stated at cost and depreciated over the lives of the assets, using both straight-line and declining-balance methods. Estimated lives are: 10 to 50 years for buildings and improvements; 3 to 15 years for machinery and equipment; 3 to 10 years for transportation equipment; and 3 to 10 years for office furniture and equipment.

Intangible Assets—Intangible assets consist primarily of customer lists, trademarks, and trade names acquired in previous business acquisitions. The values assigned to the intangible assets are being amortized primarily over 15 years. As of April 3, 2005, the Company had net intangible assets of $2,492,330. Amortization expense was $285,848 during the fiscal year ended April 3, 2005 and $283,485 during the fiscal years ended March 28, 2004 and March 30, 2003. The estimated amortization expense for each of the next five years is approximately $284,000 per year.

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

Income Taxes—The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the deferred tax assets and liabilities are recognized based on differences between the financial statements and the tax bases of assets and liabilities using presently enacted tax rates.

Earnings Per Share—Basic and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding.

Concentrations of Credit Risk—Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of investments available-for-sale and trade receivables. The Company sells its principal products to a large number of customers in many different industries. To reduce credit risk, the Company routinely assesses the financial strength of its customers. The Company invests its excess cash balances in certificate of deposits with original maturities of three months or less and a money market account at a single financial institution.

At April 3, 2005, the Company also had an investment portfolio of fixed income securities and mutual funds, excluding $7,910,598 of those classified as cash and cash equivalents and variable rate securities, of $11,373,512 and $8,038,275, respectively. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact on net income or cash flows. The value of mutual funds, like all mutual funds, may increase or decrease due to market volatility.

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

Accounting Pronouncements— On March 31, 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF No. 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. EITF No. 03-1 requires that investments which have declined in value must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. EITF No. 03-1 also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. EITF No. 03-1 does not suspend the current requirements for other-than-temporary impairments under Staff Accounting Bulletin No. 59. In September 2004, the FASB issued Proposed Staff Position EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” which provides further guidance regarding this issue. In September 2004, the FASB also issued Proposed Staff Position EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF No. 03-1,” which defers the effective date of certain paragraphs of EITF Issue No. 03-1. The Company adopted the initial portions of EITF 03-01 in December 2003. The adoption of the remaining portions is not expected to have a material impact on our results of operations or financial condition.

In September 2004, the EITF reached a consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  Issue No. 04-10 clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of SFAS No. 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately.  The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131.  Although Issue No. 04-10 was to be effective immediately, in November 2004 the EITF delayed the implementation of this issue in order to have its effective date coincide with a related FASB Staff Position (FSP), which will clarify the meaning of similar economic characteristics.  Issue No. 04-10 is to be applied by retroactive restatement of previous periods.  Adoption of Issue No. 04-10 is not expected to have an impact on our operating results and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  This statement amends Chapter 4 of ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and the Company is currently assessing the impact of SFAS No. 151 on our operating results and financial condition.

During December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 95, “Statement of Cash Flows.”  SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005.  This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method.  The Company does not expect there to be an affect from the accounting change on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  This statement amends Accounting Principles Board (APB) Opinion No. 29 to improve financial reporting by eliminating certain narrow differences between the FASB’s and the International Accounting Standards Board’s (IASB) existing accounting standards for nonmonetary exchanges of similar productive assets.  The provisions of this statement shall be prospectively applied and are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently assessing the impact of SFAS No. 153 on its operating results and financial condition.

Reclassifications— Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

2.                                      INVESTMENTS

The amortized cost and fair value by maturity as of April 3, 2005 are shown below:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 Year
Fixed Income Securities	$—	$—	$2,634,323	$2,642,718
Investment Contracts	—	—	1,405,134	1,405,134
Within 1 Year	—	—	4,039,457	4,047,852

1-5 Years
Fixed Income Securities	150,000	151,650	7,149,262	6,995,953
Investment Contracts	—	—	1,940,674	1,940,674
1 - 5 Years	150,000	151,650	9,089,936	8,936,627

5-10 Years	100,000	108,417	—	—
After 10 Years	265,000	281,620	1,235,218	1,219,841
Equity Securities	—	—	8,185,015	8,038,275

	$515,000	$541,687	$22,549,626	$22,242,595

The amortized cost and fair value of investment securities available-for-sale as of April 3, 2005 and March 28, 2004 were as follows:

	April 3, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Income Securities:
U.S. Corporate Securities	$7,466,486	$13,467	$(136,925)	$7,343,028
U.S. Government Agency Securities	2,133,674	630	(37,590)	2,096,714
States and Political Subdivisions	1,418,643	788	(661)	1,418,770

Total Fixed Income Securities	$11,018,803	$14,885	$(175,176)	$10,858,512

Marketable Equity Securities:
Mutual Fund - Short-term Bond Funds	$8,185,015	$19,362	$(166,102)	$8,038,275

Total Equity Securities	$8,185,015	$19,362	$(166,102)	$8,038,275

	March 28, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bonds:
U.S. Corporate Securities	$4,553,918	$65,689	$(102)	$4,619,505
U.S. Government Agency Securities	2,087,680	7,967	(11,365)	2,084,282
States and Political Subdivisions	3,243,785	32,979	(24)	3,276,740

Total Bonds	$9,885,383	$106,635	$(11,491)	$9,980,527

Marketable Equity Securities:
Mutual Fund - Short-term Bond Funds	$9,092,436	$51,168	$—	$9,143,604

Total Equity Securities	$9,092,436	$51,168	$—	$9,143,604

Additionally, the Company’s available-for- sale investments include investment contracts with highly rated, stable insurance companies of $3,345,808 and $3,240,308 as of April 3, 2005 and March 28, 2004, respectively with fair values that approximate amortized cost. Proceeds from the sale of investments were $11,201,957, $9,630,392 and $6,022,000 for the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003, respectively. Realized gains and losses were not material for the fiscal years ended April 3, 2005 and March 28, 2004. The Company recorded a loss of $370,000 in the fiscal year ended March 30, 2003 due to declines in fair value of mutual funds that were deemed other than temporary. These mutual funds were divested during the fiscal year ended March 28, 2004 and as of April 3, 2005 mutual funds consist of short-term bond funds that invest primarily in investment grade securities.

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at April 3, 2005 and March 28, 2004:

	April 3, 2005
	Less Than 12 Months		Equal to or Greater Than 12 Months			Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses

Bonds:
U.S. Corporate Securities	$6,228,618	$(120,716)	$543,137	$(16,209)	$6,771,755	$(136,925)
U.S. Government Agency Securities	1,249,048	(24,556)	711,911	(13,034)	1,960,959	(37,590)
States and Political Subdivisions	1,012,314	(661)	—	—	1,012,314	(661)

Total Bonds	$8,489,980	$(145,933)	$1,255,048	$(29,243)	$9,745,028	$(175,176)

Marketable Equity Securities:
Mutual Fund - Short-term Bond Fund	$7,490,034	$(166,102)	$—	$—	$7,490,034	$(166,102)

Total Equity Securities	$7,490,034	$(166,102)	$—	$—	$7,490,034	$(166,102)

	March 28, 2004
	Less Than 12 Months		Equal to or Greater Than 12 Months			Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses

Bonds:
U.S. Corporate Securities	$299,898	$(102)	$—	$—	$299,898	$(102)
U.S. Government Agency Securities	297,660	(2,340)	750,618	(9,025)	1,048,278	(11,365)
States and Political Subdivisions	200,000	(24)	—	—	200,000	(24)

Total Bonds	$797,558	$(2,466)	$750,618	$(9,025)	$1,548,176	$(11,491)

Marketable Equity Securities:
Mutual Fund - Short-term Bond Fund	$—	$—	$—	$—	$—	$—

Total Equity Securities	$—	$—	$—	$—	$—	$—

There were 52 and 12 investments in an unrealized loss position as of April 3, 2005 and March 28, 2004, respectively. The Company believes that the unrealized losses in the investment portfolio are the result of increases in market interest rates and not from the deterioration in the creditworthiness of the issuer. The majority of the investments have contractual terms, which do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The U.S. Government agency securities are guaranteed by an agency of the U.S. Government and the obligations of the state and political subdivisions are general obligations of public entities. The mutual funds held by the Company are invested in securities with characteristics similar to the fixed income portfolio to enhance investment portfolio diversification. The Company has the ability and intent to hold these investments until a recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired.

3.                                      INVENTORIES

Inventories at April 3, 2005 and March 28, 2004 consisted of the following:

	2005	2004

Finished goods (FIFO basis)	$9,889,652	$9,289,560
LIFO reserve	(1,302,042)	(402,479)
Net inventory	$8,587,610	$8,887,081

Inventories valued under the LIFO method at April 3, 2005 and March 28, 2004 were $8,061,696 and $7,152,123, respectively. The balance of the inventory was valued under the FIFO method.

In fiscal 2005, the LIFO reserve increased by $899,563.  The increase in the LIFO reserve was caused by a significant increase in the cost of a single, large-volume component of inventory. During the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003, the Company liquidated LIFO inventory layers that were at lower costs than current costs. The impact of the liquidation on cost of sales was approximately $200,000 for the fiscal year ended April 3, 2005 and was not material for the fiscal years ended March 28, 2004 and March 30, 2003.

4.                                      NOTES RECEIVABLE

The Company has three notes receivable related to the sales of Tessman Seed, Inc., certain land and a building, and The Lynde Company. At April 3, 2005 and March 28, 2004, the net balances outstanding on the notes receivable were $2,255,306 and $1,773,255, respectively. The current portion of $157,142 and $176,083 at April 3, 2005 and March 28, 2004, respectively, are included within prepaid expenses and other current assets and the remaining balances are included within other assets. The notes receivable bear interest at 8% and are due in equal monthly installments of $36,204 through September 1, 2010 at which time the remaining unpaid balance of $1,213,163 is due. Land and a building, and a personal guarantee secure the notes receivable. The increase in the outstanding balance is related to a decrease in the reserve the Company recorded in previous years due to uncertainty regarding the collectability of the notes receivable. The Company reassesses the collectability of these receivables periodically, and during the current year, the Company determined that the reserve was no longer necessary.

5.                                      PENSION AND EMPLOYEE STOCK OWNERSHIP PLANS

The Company has a defined contribution pension plan covering substantially all of its non-bargaining employees. Pension expense for the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003 were $1,688,240, $1,606,085, and $1,093,697, respectively. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. The Company’s cost for the pension plan was determined as 15% of each employee’s covered compensation in the fiscal years ended April 3, 2005 and March 28, 2004 and 11% in the fiscal year ended March 30, 2003. Amounts charged to pension expense and contributed to union multi-employer pension plans (not included in the above amounts) were not material. It is the Company’s policy to fund all pension costs accrued.

The Company has an employee stock ownership plan covering substantially all of its non-bargaining employees. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. Contributions for the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003 were $564,558, $544,189, and $901,922, respectively.

During the fiscal year ended April 3, 2005, the Company issued 40,653 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity.  Restricted stock expense for the fiscal year ended April 3, 2005 was $287,915.

The Company does not currently offer any post-retirement benefits.

6.                                      COMMITMENTS AND CONTINGENCIES

Leases—The Company has various operating leases for trucks and land and buildings on which some of its operations are located. Future minimum lease payments due under operating leases with an initial term of one year or more at April 3, 2005 are $246,684 in 2006, $224,115 in 2007, $180,072 in 2008, $185,523 in 2009, $187,023 in 2010, and $3,065,205 thereafter. Total rental expense for the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003 were as follows:

	2005	2004	2003

Minimum rentals	$243,960	$179,908	$179,113
Contingent rentals	65,639	42,931	41,524
Total rental expense	$309,599	$222,839	$220,637

Litigation — In the fourth quarter of fiscal 2004, the Company paid $3.0 million to resolve a personal injury lawsuit encaptioned Chavarria et al v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al that arose from the alleged mislabeling of certain inventory the Company purchased in connection with its acquisition of St. Mary’s Chemicals, Inc. (d/b/a Universal Chemicals) in May 2000.  Pursuant to the terms of the settlement, the Company denied all liability and reserved its right to pursue indemnification and contribution from third parties.  In July 2004, the Company filed suit in Hennepin County, Minnesota against the former principals of Universal Chemicals, seeking indemnification for the costs the Company incurred in defending and resolving the prior litigation.

On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company.  The settlement agreement requires the defendants to surrender to the Company 75,358 shares of the Company’s common stock, which they received as consideration for the May 2000 acquisition.  The agreement also terminates the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions.  The settlement agreement calls for the parties to execute mutual releases and a stipulation of dismissal.  The proceeds from this settlement are expected to be recorded in the financial statements during the 2006 fiscal year.

The Company is involved in various legal actions arising from the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Asset Retirement Obligations — The Company has two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense.  The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor.  Therefore, in accordance with SFAS 143, Accounting for Asset Retirement Obligations, the Company has not recorded an asset retirement obligation as of April 3, 2005. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

7.                                      INCOME TAXES

The provisions for income taxes are as follows:

	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003

Federal—current	$3,578,342	$2,351,497	$4,057,347
State—current	943,747	632,891	1,064,423
Deferred	23,033	270,612	(121,770)
Total provision	$4,545,122	$3,255,000	$5,000,000

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are as follows:

	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003

Statutory federal income tax	$4,422,996	$3,152,409	$4,700,560
State income taxes, net of federal deduction	648,194	506,730	702,552
Tax-exempt income	(27,634)	(83,458)	(74,163)
ESOP dividend deduction on allocated shares	(209,578)	(221,447)	(226,373)
Other—net	(288,856)	(99,234)	(102,576)
Total	$4,545,122	$3,255,000	$5,000,000

The tax effects of items comprising the Company’s net deferred tax asset (liability) as of April 3, 2005 and March 28, 2004 are as follows:

	2005	2004

Current deferred taxes:
Trade receivables	$87,750	$107,250
Inventory	415,692	620,062
Restricted stock	121,703
Accruals	262,806	391,093
Total*	$887,951	$1,118,405

Noncurrent deferred taxes:
Gain on sale of The Lynde Company	$(72,393)	$(147,941)
Excess of tax over book depreciation	(1,224,157)	(1,348,902)
Unrealized loss (gain) on investments	111,000	(118,000)
Other	7,128
Total	$(1,178,422)	$(1,614,843)

*Included in prepaid expenses and other current assets on the balance sheet.

8.                                      ST. MARY’S CHEMICALS, INC. ACQUISITION

On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary’s Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers. The Company also entered into a five-year employment agreement with one of the previous owners of Universal Chemicals and consulting agreements with the other two previous owners of Universal Chemicals. The employment agreement and consulting agreements contain performance bonuses and noncompete provisions. The agreements are based on Universal Chemicals’ cumulative operating results, as defined in the agreements, for five years after the acquisition date and have a maximum payout of $3,520,000. Based upon financial results through April 3, 2005, no payment amount would be due. The noncompete provisions covered a period of five years after the termination of the employment or consulting agreements, and require annual payments of $100,000 to $200,000 depending on Universal Chemicals’ operating results, as defined in the agreements, for five years after the termination date. The noncompete provisions were terminated as part of the settlement of indemnification litigation against the previous owners (see Note 6).

9.                                      SEGMENT INFORMATION

The Company has three reportable segments: Industrial, Water Treatment and Pharmaceutical. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, and plating industries. In addition, the Industrial segment provides products and services to food manufacturers and processing plants. The Water Treatment segment specializes in providing water and waste-water treatment equipment and chemicals and in helping customers find solutions to system problems. The Pharmaceutical segment specializes in providing pharmaceutical chemicals to pharmacies and small-scale pharmaceutical manufacturers.

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

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Fiscal Year Ended April 3, 2005:
Sales	$64,130,067	$41,529,630	$9,620,615	$115,280,312
Cost of sales	50,713,339	28,512,805	6,447,983	85,674,127
Gross margin	13,416,728	13,016,825	3,172,632	29,606,185
Income from operations	3,372,624	7,516,673	627,059	11,516,356

Identifiable assets*	$35,667,914	$16,384,456	$5,930,442	$57,982,812

* Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $29,675,306 at April 3, 2005.

Fiscal Year Ended March 28, 2004:
Sales	$59,313,229	$39,281,149	$8,433,753	$107,028,131
Cost of sales	46,928,930	26,475,965	5,648,947	79,053,842
Gross margin	12,384,299	12,805,184	2,784,806	27,974,289
Income (loss) from operations	3,395,421	7,225,199	(2,439,425)	8,181,195

Identifiable assets*	$34,942,225	$13,566,741	$5,770,884	$54,279,850

* Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $28,337,055 at March 28, 2004.

Fiscal Year Ended March 30, 2003:
Sales	$59,037,102	$36,330,322	$8,637,187	$104,004,611
Cost of sales	45,588,991	24,447,955	6,009,813	76,046,759
Gross margin	13,448,111	11,882,367	2,627,374	27,957,852
Income from operations	5,430,389	6,756,074	800,749	13,067,212

Identifiable assets	$34,593,776	$13,122,105	$5,429,954	$53,145,835

* Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $27,952,904 at March 30, 2003.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.                                           CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Due to the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act. The Chief Executive Officer and Chief Financial Officer believe that, subsequent to April 3, 2005, the Company has remediated or is currently in process of remediating these deficiencies.

Management’s Report on Internal Control Over Financial Reporting

The management of Hawkins, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP).

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 3, 2005.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a control deficiency, or combination of control deficiencies, that resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Our assessment identified the following material weaknesses in the financial close and reporting process:

•                  Inadequate support of the account balances for the allowance for uncollectible note receivable, deferred tax liability and customer container deposits; and

•                  Improper application of GAAP related to the selection and application of depreciation lives of certain fixed assets and the amortization period of leasehold improvements for assets placed in service in previous years.

As a result of the above deficiencies, certain accounting errors occurred and certain adjustments were recorded in the fourth quarter.  The impact of these adjustments was not material to the financial statements.  However, due to the actual misstatements, the potential for more significant misstatements, and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected as a result of each weakness.  As a result, management determined that these identified deficiencies were material weaknesses in internal control over financial reporting and has concluded that our internal control over financial reporting was not effective as of April 3, 2005.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.  That report appears herein on page 34.

/s/ John R. Hawkins	/s/ Marvin E. Dee
John R. Hawkins	Marvin E. Dee
Chief Executive Officer	Chief Financial Officer
June 29, 2005	June 29, 2005

Remediation of Material Weaknesses

As discussed above, we have identified material weaknesses in our internal control over financial reporting.  We have taken steps to address the specific deficiencies identified above.  In addition, to remediate the material weaknesses in our internal control over financial reporting subsequent to year end, we have implemented or are in the process of implementing the following actions, which are all expected to be completed by the end of the third quarter except for the last item, which will be ongoing:

•                  We are updating our GAAP and other checklists to ensure that guidance is current and complete.

•                  We are assessing the need for additional ongoing employee training as it relates to the evolving financial reporting environment and new emerging accounting issues.

•                  We are implementing additional procedures within our financial close and reporting process to analyze for accuracy and adjust all material accounts on a timely basis.

•                  We are establishing procedures which require a review by the finance department of all material contracts, including leases.

•                  We are evaluating our financial organization to determine the most appropriate and effective use of our current resources and to determine if additional resources are necessary to support the financial reporting process.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended April 3, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hawkins, Inc.
Minneapolis, MN

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hawkins, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of April 3, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of  management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•                  The company did not implement the procedures and review processes required in order to ensure the allowance for uncollectible note receivable, deferred tax liability and customer container deposits were adequately supported; and,

•                  The company’s controls related to the selection and application of useful lives of certain fixed assets and leasehold improvements capitalized in previous years did not operate effectively.

Due to the actual misstatements, the potential for more significant misstatements, and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not be prevented or detected as a result of each weakness. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements and financial statement schedule as of and for the year ended April 3, 2005, of the Company and this report does not affect our reports on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of April 3, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 3, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended April 3, 2005, of the Company and our reports dated June 29, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, MN
June 29, 2005

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by this reference. Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, controller and other persons performing similar functions. We have posted the Code of Business Conduct and Ethics on our website located at http://www.hawkinsinc.com. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, controller and other persons performing similar functions within four business days following the date of such amendment or waiver.

ITEM 11.                                               EXECUTIVE COMPENSATION.

The information under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12.                                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption “Security Ownership of Management and Beneficial Ownership” and under the heading “Equity Compensation Plan Information” in the Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the captions “Election of Directors” and “Related Party Transactions” in the Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 14.                                               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Independent Auditors’ Fees” in the Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)                  FINANCIAL STATEMENTS OF THE COMPANY.

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm.

Balance Sheets at April 3, 2005 and March 28, 2004.

Statements of Income for the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003.

Statements of Shareholders’ Equity for the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003.

Statements of Cash Flows for the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003.

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

Report of Independent Registered Public Accounting Firm.

The following financial statement schedule for the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003.

Schedule II - Valuation and Qualifying Accounts.

(a)(3)                    EXHIBITS.

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Retirement Agreement dated December 2, 1998 between the Company and Howard M. Hawkins.	Filed Electronically
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)          Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned on July 1, 2005.

HAWKINS, INC.
By	/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on July 1, 2005.

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
G. Robert Gey, Director

/s/ Daryl I. Skaar
Daryl I. Skaar, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hawkins, Inc.
Minneapolis, Minnesota

We have audited the financial statements of Hawkins, Inc. (the “Company”) as of April 3, 2005 and March 28, 2004, and for each of the three years in the period ended April 3, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 3, 2005, and the effectiveness of the Company’s internal control over financial reporting as of April 3, 2005, and have issued our reports thereon dated June 29, 2005 (our report expresses an adverse opinion on the effectiveness of internal control over financial reporting because of material weaknesses); such financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedule of the Company listed in Item 15(a)(2).  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 29, 2005

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED APRIL 3, 2005, MARCH 28, 2004 AND MARCH 30, 2003

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged To Other Accounts	Deductions Write-Offs	Balance at End of Year

Reserve deducted from asset to which it applies:

Year Ended April 3, 2005:
Allowance for doubtful accounts	$275,000	$(17,715)		$32,285	$225,000
Reserve for note receivable	658,134			658,134	0
	$933,134	$(17,715)		$690,419	$225,000

Year Ended March 28, 2004:
Allowance for doubtful accounts	$275,000	$47,432		$47,432	$275,000
Reserve for note receivable	658,134				658,134
	$933,134	$47,432		$47,432	$933,134

Year Ended March 30, 2003:
Allowance for doubtful accounts	$300,000	$18,051		$43,051	$275,000
Reserve for note receivable	658,134				658,134
	$958,134	$18,051		$43,051	$933,134

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Retirement Agreement dated December 2, 1998 between the Company and Howard M. Hawkins	Filed Electronically
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)          Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.