Form 10-Q
period 2005-06-30
HAWKINS INC
filed 2005-08-08
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES    ☒     NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☒     NO    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 8, 2005
Common Stock, par value $.05 per share	10,257,341

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	JUNE 30, 2005 (UNAUDITED)	APRIL 3, 2005 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,044,818	$4,564,790
Investments available-for-sale	7,182,790	6,672,521
Trade receivables - net	15,999,970	13,673,953
Inventories	13,371,823	8,587,610
Prepaid expenses and other current assets	1,878,233	2,223,798
Total current assets	39,477,634	35,722,672

PROPERTY, PLANT AND EQUIPMENT- net	31,426,910	30,973,613

INTANGIBLE ASSETS - less accumulated amortization of $1,939,228 and $1,870,719, respectively	2,423,821	2,492,330

LONG–TERM INVESTMENTS	15,851,718	16,085,074

OTHER ASSETS	2,343,147	2,384,429
	$91,523,230	$87,658,118
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$9,147,537	$5,946,189
Dividends payable	—	1,846,321
Accrued payroll and employee benefits	2,645,665	3,954,968
Other current liabilities	3,451,840	2,510,506
Total current liabilities	15,245,042	14,257,984

OTHER LONG-TERM LIABILITIES	12,264	22,145

DEFERRED INCOME TAXES	1,177,422	1,178,422

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,257,341 shares issued and outstanding	512,867	512,867
Additional paid-in capital	38,232,076	38,232,076
Unearned compensation	(81,103)	(198,702)
Accumulated other comprehensive loss	(174,181)	(196,031)
Retained earnings	36,598,843	33,849,357
Total shareholders’ equity	75,088,502	72,199,567
	$91,523,230	$87,658,118

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED JUNE 30
	2005	2004
	(UNAUDITED)

Sales	$35,854,527	$29,955,818

Cost of sales	25,968,869	21,370,342

Gross margin	9,885,658	8,585,476

Selling, general and administrative expenses	5,898,396	4,204,845

Income from operations	3,987,262	4,380,631

Investment income	308,224	196,173

Income before income taxes	4,295,486	4,576,804

Provision for income taxes	1,546,000	1,647,500

Net income	$2,749,486	$2,929,304

Weighted average number of shares outstanding – basic	10,216,688	10,216,688

Weighted average number of shares outstanding – diluted	10,243,905	10,216,688

Earnings per share – basic and diluted	$0.27	$0.29

Cash dividends declared per common share	$—	$—

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JUNE 30
	2005	2004
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,749,486	$2,929,304
Reconciliation to cash flows:
Depreciation and amortization	838,106	785,622
Restricted stock compensation expense	117,599	—
Loss (gain) from property disposals	20,320	(18,876)
Changes in operating accounts (using) providing cash:
Trade receivables	(2,326,017)	(640,892)
Inventories	(4,784,213)	(262,831)
Accounts payable	3,201,348	2,221,370
Accrued liabilities	(377,850)	(1,643,212)
Other	348,730	1,494,703

Net cash (used in) provided by operating activities	(212,491)	4,865,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,245,917)	(1,388,660)
Purchases of investments	(1,809,425)	(1,421,029)
Sale and maturities of investments	1,553,362	1,701,097
Proceeds from property disposals	2,702	51,233
Payments received on notes receivable	38,118	50,568

Net cash used in investing activities	(1,461,160)	(1,006,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,846,321)	(1,839,004)

Net cash used in financing activities	(1,846,321)	(1,839,004)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,519,972)	2,019,393

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,564,790	1,558,969

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,044,818	$3,578,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$263,000	$—

See accompanying notes to condensed financial statements.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005, previously filed with the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 filed with the Commission on July 1, 2005.

2.                                       The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

3.                                       Inventories, principally valued by the LIFO method, are less than current cost by approximately 1,539,000 at June 30, 2005.  Inventory consists principally of finished goods.

4.                                       In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires a liability to be recorded for a conditional obligation if the fair value of the obligation can be reasonably estimated. FIN No. 47 maintains the notion of a liability being recognized when a legal obligation exists, but clarifies the timing of accrual recognition. This Interpretation is effective for fiscal years ending after December 15, 2005. Adoption is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes.”  SFAS No. 154 changes the requirements related to accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principles and changes required by a new accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  Adoption is not expected to have a material impact on the Company’s financial position or results of operations.

5.                                       In the fourth quarter of fiscal 2004, the Company paid $3.0 million to resolve a personal injury lawsuit encaptioned Chavarria et al v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al that arose from the alleged mislabeling of certain inventory the Company purchased in connection with its acquisition of St. Mary’s Chemicals, Inc. (d/b/a Universal Chemicals) in May 2000.  Pursuant to the terms of the settlement, the Company denied all liability and reserved its right to pursue indemnification and contribution from third parties.  In July 2004, the Company filed suit in Hennepin County, Minnesota against the former principals of Universal Chemicals, seeking indemnification for the costs the Company incurred in defending and resolving the prior litigation.

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

The Company leases land, and at the end of the lease term of two leases (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense.  The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor.  Therefore, in accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” the Company has not recorded an asset retirement obligation as of June 30, 2005. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

6.                                       The Company has three reportable segments: Industrial, Water Treatment and Pharmaceutical.  Reportable segments are defined by product and type of customer. Each segment is responsible for the sales, marketing and development of its products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. The segments do not have separate accounting, administration, customer service or purchasing functions.

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Three Months Ended June 30, 2005:
Sales	$19,856,322	$13,475,507	$2,522,698	$35,854,527
Gross margin	4,461,877	4,650,987	772,794	9,885,658
Income/(loss) from operations	$1,282,370	$2,770,237	$(65,345)	$3,987,262

Three Months Ended June 30, 2004:
Sales	$15,709,802	$11,839,702	$2,406,314	$29,955,818
Gross margin	3,530,536	4,248,564	806,376	8,585,476
Income from operations	$1,333,685	$2,775,746	$271,200	$4,380,631

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2005 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that may affect actual results and should not consider the risk factors listed below to be a complete statement of all potential risks and uncertainties.

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

•                Unforeseen or recurring operational problems or natural disasters at any of our facilities causing significant lost production and/or increased costs. Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings four times, the most recent being in the spring of 2001. This had a negative impact on earnings in the third quarter of fiscal 2001 of approximately $200,000. No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the Company’s operations in the future from flooding. In September 2001, a 1.5 million-gallon caustic soda storage tank was completed at the Red Rock facility, allowing it to serve as an additional terminal for bulk chemicals. Historically, the property on which the Red Rock facility is located has not been subject to flooding when Terminals 1 and 2, located on opposite sides of the Mississippi River in St. Paul, Minnesota, were not usable due to high water, and the facility was not affected by the most recent flooding in 2001. The Company believes the impact of future flooding, if any, will be reduced as the Red Rock facility is expected to allow the Company to continue normal shipping to customers during periods of high water levels.

•                Technology risks, such as failure to successfully implement new technology that will allow us to make process improvements to reduce costs or to analyze the business.

•                Loss of senior management or other key personnel and our ability to hire suitable replacements in a timely manner.

•                During the third quarter of fiscal 2005, the Company made the determination to continue to use its current operating system through the end of fiscal 2005 and until the implementation of the Company’s Enterprise Resource Planning (“ERP”) system is complete.  Management’s assessment of the effectiveness of the Company’s internal controls as of April 3, 2005 that was included in the Annual Report on Form 10-K for the fiscal year ended April 3, 2005 was made on the current operating system and concludes that the internal control system was not operating effectively as of April 3, 2005.  The Company is currently in the process of remediating the material weaknesses that led to this conclusion. Effective internal controls are important to the production of reliable financial reports and in helping to prevent financial fraud.  If, in the future, as a result of ineffective internal controls, the Company is unable to provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and the trading price of the Company’s stock could drop significantly.

These factors are not exhaustive and new factors may emerge or existing factors may change in a manner that impacts our business. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	Three months ended June 30, 2005		Three months ended June 30, 2004

Sales	$35,855	100.0%	$29,956	100.0%
Cost of sales	25,969	72.4	21,370	71.3
Gross margin	9,886	27.6	8,585	28.7
Selling, general and administrative expenses	5,898	16.5	4,205	14.0
Income from operations	3,987	11.1	4,381	14.6
Investment income	308	0.9	196	0.7
Income before income taxes	4,295	12.0	4,577	15.3
Provision for income taxes	1,546	4.3	1,648	5.5
Net income	$2,749	7.7%	$2,929	9.8%

Sales increased $5,898,709, or 19.7%, in the three months ended June 30, 2005 as compared to the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 35.0% of sales compared to 32.4% in the comparable period a year ago. The change was partially attributable to an increase in the selling price and cost of caustic soda that was partially offset by a decrease in volumes sold.

The increase in sales was primarily driven by the Industrial segment, as sales increased by $4,146,520 or 26.4% in the three months ended June 30, 2005 over the comparable period in fiscal 2005. Increased sales in existing product lines coupled with an increase in the selling price and cost of caustic soda were the principal contributors to the higher revenues. Water Treatment segment sales increased by $1,635,805 or 13.8% for the three months ended June 30, 2005 as compared to the same period in fiscal 2005.  This increase was primarily attributable to selling price increases associated with increases in material costs and an expansion of products sold to existing customers. Pharmaceutical sales increased 4.8% to $2,522,698 due to an increase in volumes along several existing product lines.

Gross margin, as a percentage of sales, for the three months ended June 30, 2005 was 27.6%, compared to 28.7% for the comparable period a year ago. Gross margin, as a percentage of sales, for the Water Treatment segment was 34.5% for the three months ended June 30, 2005 compared to 35.9% in the comparable period of fiscal 2005. The decrease was primarily attributable to competitive pressures, which limited the ability to pass on increases in product costs. Industrial segment gross margin, as a percentage of sales, was 22.5% for the three months ended June 30, 2005 which was consistent with the 22.5% in the comparable prior year period. Improved product mix was offset by fluctuations in the cost and selling price of caustic soda during fiscal 2005 and 2006. The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases. The cost of this product is normally subject to fluctuations, which is expected to continue in future periods. By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing. Gross margin, as a percentage of sales, for the Pharmaceutical segment was 30.6% for the three months ended June 30, 2005 compared to 33.5% in the comparable period of fiscal 2005.  The decrease is primarily related to an increase in operating costs for staffing increases to facilitate future growth.

Selling, general and administrative expenses, as a percentage of sales, for the three months ended June 30, 2005 were 16.5% compared to 14.0% for the same period one year ago. The increases were primarily attributable to the higher cost of doing business for public companies in today’s environment and the ongoing implementation of an ERP system. Additionally, increases in the size of the Industrial segment sales force and attorneys’ fees related to the Company’s lawsuit against the former principals of Universal Chemicals contributed to the increase in expenses. The Company will continue to incur additional expenses associated with the Company’s efforts to continue meeting the requirements of the Sarbanes-Oxley Act and for the Company’s investment in an ERP system, including expenses for additional staffing and outside professional services. Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income increased by $112,051 for the three months ended June 30, 2005, compared to the same period one year ago. The increase was related primarily to higher returns on the Company’s cash equivalents and available for sale securities, which consist primarily of money market accounts, certificates of deposit, municipal bonds, U.S. Government agency securities, mutual funds, and investment contracts with high-rated, stable insurance companies.

PROVISION FOR INCOME TAXES

The effective income tax rate was 36% for the three months ended June 30, 2005, which is comparable with the effective tax rate for the fiscal year ended April 3, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended June 30, 2005, cash used in operations was $212,491 versus cash provided by operations of $4,865,188 for the same period one year ago. Increases in inventory associated with increased product costs and accounts receivable primarily related to increased sales combined with a decrease in net income were principally responsible for the decrease in cash provided by operating activities. Cash used in investing activities increased by $454,369 for the three months ended June 30, 2005 compared to the same period one year ago, primarily due to a $536,131 increase related to investment activity. This increase was partially offset by a decrease of $142,743 in property and equipment purchases during the three-month period ended June 30, 2005 compared to the same period one year ago. Capital expenditures during the quarter ended June 30, 2005 consisted primarily of ERP-related additions, the purchase of a water treatment truck and various general maintenance projects. The Company also had expenditures related to various construction-in-process (CIP) projects. Capital expenditures for the remainder of fiscal 2006 are anticipated to be approximately $5.7 million, and are expected to be primarily related to additional warehousing facilities, implementation of an ERP system, new route sales trucks and general maintenance projects.

Cash, cash equivalents and investments available-for-sale decreased by $3,252,135 from April 3, 2005 to $23,555,250 as of June 30, 2005 due primarily to capital expenditures of $1,245,917 and dividends paid of $1,846,321 during the three-month period ended June 30, 2005. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consist of investment contracts with high-rated, stable insurance companies; marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and mutual funds carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return.  The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years.  The Company invests in mutual funds with characteristics similar to its fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At June 30, 2005 and April 3, 2005, respectively, $15,328,000 and $15,570,000 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired and have maturity dates of one year or longer.  These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

At June 30, 2005, the Company had an investment portfolio of fixed income securities valued at $12,097,873 and mutual funds valued at $7,564,845, excluding $4,416,608 of those classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility. The mutual funds held by the Company as of June 30, 2005 consist of short-term bond funds that invest primarily in investment grade securities.

Expected future cash flows from operations, coupled with the Company’s strong financial position, put the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at June 30, 2005 puts it in a position to obtain debt financing on favorable terms.

Management regularly reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures; and at this time, no material commitments for such investments or divestitures exist. Until appropriate investment opportunities are identified, the Company will invest excess cash in conservative investments.

The Company will continue to incur significant expenditures in fiscal 2006 associated with the implementation of its ERP system and to continue meeting the requirements of the Sarbanes-Oxley Act. Fiscal 2006 expenses in these areas, including additional staffing and outside professional services, are expected to be relatively consistent with the additional fiscal 2005 expense of approximately $1.7 million.

Other than as discussed above, management is not aware of any matters that have materially affected the Company’s financial results for the three months ended June 30, 2005, nor is management aware of other matters not affecting this period but expected to have a material effect on future periods.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005. The accounting policies used in preparing the Company’s interim fiscal 2006 financial statements are the same as those described in the Company’s Annual Report, except as described in Note 4 to the unaudited financial statements included in this report.

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

Revenue Recognition - The Company recognizes revenue when the product has been shipped to the customer if there is evidence that the customer has agreed to purchase the products, the price and terms of sale are fixed, and collection of the receivable is reasonably assured.

Investments – Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities,” provide guidance on determining when an investment is other-than-temporarily impaired.  Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment.  In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the general market conditions, including factors such as industry and sector performance, rating agency actions, and our intent and ability to hold the investment.  Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary.  If market, industry and/or investee conditions deteriorate, we may incur future impairments.

Allowance for Doubtful Accounts - Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from customers located in the United States. The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and credit worthiness of each customer. Management evaluates the adequacy of the allowance for doubtful accounts on a quarterly basis.

Inventories - Inventories are valued at the lower of cost or market. On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down the value of inventory deemed obsolete or excess to market.

LIFO Reserve – Inventories are primarily valued with cost being determined using the last-in, first-out (LIFO) method. We may incur significant fluctuations in our gross margins due primarily to changes in the cost of a single, large-volume component of inventory.   The price of this inventory component may vary depending on the balance between supply and demand. Management reviews the LIFO reserve on a quarterly basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2005, the Company had an investment portfolio of fixed income securities of $12,097,873, mutual funds of $7,564,845, insurance contracts of $3,371,790 and cash and cash equivalents of $1,044,818.  The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.  The insurance contracts are variable rate contracts that reset on a quarterly basis. A hypothetical 1% change in rates would impact investment income by approximately $34,000, based upon the amount of variable rate insurance contracts held at June 30, 2005. The Company adjusts the carrying value of its investments down if an impairment occurs that is other than temporary.

The Company is subject to the risk inherent in the cyclical nature of commodity chemical prices. However, the Company does not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Due to the material weaknesses described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act. The Chief Executive Officer and Chief Financial Officer believe that the Company is currently in process of remediating these deficiencies.

Changes in Internal Control

Management, with oversight from the Audit Committee, has been aggressively addressing the material weaknesses disclosed in its Annual Report on Form 10-K for the fiscal year ended April 3, 2005 and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company’s remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively. Due to the timing of this process, there were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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
Dated: August 8, 2005

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