Form 10-Q
period 2005-09-30
HAWKINS INC
filed 2005-11-09
CIK 46250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-7647

HAWKINS, INC.

 (Exact name of registrant as specified in its charter)

MINNESOTA	41-0771293
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

YES    ☒     NO    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐     NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 9, 2005
Common Stock, par value $.05 per share	10,171,496

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2005 (UNAUDITED)	APRIL 3, 2005 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,465,785	$4,564,790
Investments available-for-sale	14,011,653	6,672,521
Trade receivables - net	14,999,598	13,673,953
Inventories	15,812,063	8,587,610
Prepaid expenses and other current assets	2,680,200	2,223,798
Total current assets	50,969,299	35,722,672

PROPERTY, PLANT AND EQUIPMENT – net	32,821,351	30,973,613

INTANGIBLE ASSETS - less accumulated amortization of $1,306,083 and $1,870,719, respectively	2,176,950	2,492,330

LONG-TERM INVESTMENTS	7,459,541	16,085,074

OTHER ASSETS	2,091,665	2,384,429
	$95,518,806	$87,658,118
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$10,173,806	$5,946,189
Dividends payable	2,044,347	1,846,321
Accrued payroll and employee benefits	3,412,484	3,954,968
Other current liabilities	2,594,627	2,510,506
Total current liabilities	18,225,264	14,257,984

OTHER LONG-TERM LIABILITIES	11,016	22,145

DEFERRED INCOME TAXES	1,217,422	1,178,422

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,246,854 and 10,257,341 shares issued and outstanding	512,343	512,867
Additional paid-in capital	38,108,855	38,232,076
Unearned compensation	—	(198,702)
Accumulated other comprehensive loss	(111,509)	(196,031)
Retained earnings	37,555,415	33,849,357
Total shareholders’ equity	76,065,104	72,199,567
	$95,518,806	$87,658,118

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30		SIX MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
	(UNAUDITED)		(UNAUDITED)

Sales	$36,643,242	$28,631,601	$72,497,769	$58,587,419

Cost of sales	27,848,289	20,313,977	53,817,158	41,684,319

Gross margin	8,794,953	8,317,624	18,680,611	16,903,100

Selling, general and administrative expenses	5,189,914	4,724,648	11,088,310	8,929,493

Litigation settlement (Note 6)	(1,015,826)	—	(1,015,826)	—

Income from operations	4,620,865	3,592,976	8,608,127	7,973,607

Investment income	68,654	140,608	376,878	336,781

Income before income taxes	4,689,519	3,733,584	8,985,005	8,310,388

Provision for income taxes	1,688,600	1,327,500	3,234,600	2,975,000

Net income	$3,000,919	$2,406,084	$5,750,405	$5,335,388

Weighted average number of shares outstanding – basic	10,227,209	10,216,688	10,222,065	10,216,688

Weighted average number of shares outstanding – diluted	10,251,181	10,217,793	10,247,623	10,217,234

Earnings per share - basic and diluted	$0.29	$0.24	$0.56	$0.52

Cash dividends declared per common share	$0.20	$0.18	$0.20	$0.18

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30
	2005	2004
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,750,405	$5,335,388
Reconciliation to cash flows:
Depreciation and amortization	1,748,441	1,573,558
Restricted stock compensation expense	198,702	40,552
Intangible assets impairment	176,000	—
Impairment of investments	211,859	—
Loss (gain) from property disposals	37,645	(31,565)
Changes in operating accounts (using) providing cash:
Trade receivables	(1,325,645)	(269,258)
Inventories	(7,224,453)	(2,865,582)
Accounts payable	4,227,617	2,222,120
Other liabilities	(480,950)	(117,944)
Other	(352,929)	1,838,670

Net cash provided by operating activities	2,966,692	7,725,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,504,076)	(3,349,878)
Purchases of investments	(2,068,577)	(8,297,515)
Sale and maturities of investments	3,266,641	8,547,297
Proceeds from property disposals	9,631	70,183
Payments received on notes receivable	77,005	102,088

Net cash used in investing activities	(2,219,376)	(2,927,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,846,321)	(1,839,004)

Net cash used in financing activities	(1,846,321)	(1,839,004)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,099,005)	2,959,110

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,564,790	1,558,969

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,465,785	$4,518,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Issuance of restricted stock	$—	$486,617
Cash paid for income taxes	$2,714,000	$1,079,798

See accompanying notes to condensed financial statements.

HAWKINS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                       The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005, previously filed with the Securities and Exchange Commission (the Commission).  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented.  All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2005 filed with the Commission on July 1, 2005.

2.                                       The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

3.                                       Inventories, principally valued by the LIFO method, are less than current cost by approximately $1,725,000 at September 30, 2005.  Inventory consists principally of finished goods.

4.                                       Comprehensive income and its components, net of tax, were as follows:

	Three months ended September 30		Six months ended September 30
	2005	2004	2005	2004

Net income	$3,000,919	$2,406,084	$5,750,405	$5,335,388
Available-for-sale investments unrealized gain (loss)	62,672	104,818	84,522	(76,110)
Comprehensive income	$3,063,591	$2,510,902	$5,834,927	$5,259,278

5.                                       The Company determined at September 30, 2005 that the intangible assets associated with the acquisition of Industrial Chemical and Equipment Company in 1993, an asset group within the Industrial segment, were impaired based on undiscounted cash flow calculations. The undiscounted cash flow calculations took into consideration the business outlook over the remaining useful life for this asset group. The sum of expected future cash flows was less than the carrying amount of the intangible assets. The impairment amount was $176,000, which also represented the net book value of the intangible assets at September 30, 2005. The amount of the impairment is included within Selling, General and Administrative expense in the Condensed Statements of Income for the three and six months ended September 30, 2005.

6.                                       In the fourth quarter of fiscal 2004, the Company paid $3.0 million to resolve a personal injury lawsuit encaptioned Chavarria et al v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al that arose from the alleged mislabeling of certain inventory the Company purchased in connection with its acquisition of St. Mary’s Chemicals, Inc. (d/b/a Universal Chemicals) in May 2000.  Pursuant to the terms of the settlement, the Company denied all liability and reserved its right to pursue indemnification and contribution from third parties.  In July 2004, the Company filed suit in Hennepin County, Minnesota against the former principals of Universal Chemicals, seeking indemnification for the costs the Company incurred in defending and resolving the prior litigation.

On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company.  The settlement agreement required the defendants to surrender to the Company 75,358 shares of the Company’s common stock, which they received as consideration for the May 2000 acquisition.  The agreement also terminated the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions.  The settlement agreement called for the parties to execute mutual releases and a stipulation of dismissal.  Litigation settlement income of $1,015,826 was recorded in the Pharmaceutical segment during the quarter ended September 30, 2005 as the Company received the 75,358 shares and the executed final releases and stipulations.

The Company is involved in various legal actions arising from the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company leases land, and at the end of the lease term of two leases (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense.  The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor.  Therefore, in accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” the Company has not recorded an asset retirement obligation as of September 30, 2005. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

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

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Three Months Ended September 30, 2005:
Sales	$19,830,558	$14,269,585	$2,543,099	$36,643,242
Gross margin	3,520,031	4,549,278	725,644	8,794,953
Income from operations	$581,513	$2,872,473	$1,166,879	$4,620,865

Three Months Ended September 30, 2004:
Sales	$14,444,978	$11,930,397	$2,256,226	$28,631,601
Gross margin	3,238,148	4,281,482	797,994	8,317,624
Income from operations	$663,777	$2,758,938	$170,261	$3,592,976

Six Months Ended September 30, 2005:
Sales	$39,686,880	$27,745,092	$5,065,797	$72,497,769
Gross margin	7,981,908	9,200,265	1,498,438	18,680,611
Income from operations	$1,863,883	$5,642,710	$1,101,534	$8,608,127

Six Months Ended September 30, 2004:
Sales	$30,154,780	$23,770,099	$4,662,540	$58,587,419
Gross margin	6,768,684	8,530,046	1,604,370	16,903,100
Income from operations	$1,997,462	$5,534,684	$441,461	$7,973,607

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2005 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.  Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all factors that may affect actual results and should not consider the risk factors listed below to be a complete statement of all potential risks and uncertainties.

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

•                  During the third quarter of fiscal 2005, the Company made the determination to continue to use its current operating system through the end of fiscal 2005 and until the implementation of the Company’s Enterprise Resource Planning (“ERP”) system is complete.  Management’s assessment of the effectiveness of the Company’s internal controls as of April 3, 2005 that was included in the Annual Report on Form 10-K for the fiscal year ended April 3, 2005 was made on the current operating system and concluded that the internal control system was not operating effectively as of April 3, 2005.  The Company is currently in the process of remediating the material weaknesses that led to this conclusion. Effective internal controls are important to the production of reliable financial reports and in helping to prevent financial fraud.  If, in the future, as a result of ineffective internal controls, the Company is unable to provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and the trading price of the Company’s stock could drop significantly.

These factors are not exhaustive and new factors may emerge or existing factors may change in a manner that impacts our business. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30, 2005		SIX MONTHS ENDED SEPTEMBER 30, 2005

Sales	$36,643	100.0%	$72,498	100.0%
Cost of sales	27,848	76.0	53,817	74.2
Gross margin	8,795	24.0	18,681	25.8
Selling, general and administrative expenses	5,190	14.2	11,088	15.3
Litigation settlement	(1,016)	(2.8)	(1,016)	(1.4)
Income from operations	4,621	12.6	8,608	11.9
Investment income	69	0.2	377	0.5
Income before income taxes	4,690	12.8	8,985	12.4
Provision for income taxes	1,689	4.6	3,235	4.5
Net income	$3,001	8.2%	$5,750	7.9%

	THREE MONTHS ENDED SEPTEMBER 30, 2004		SIX MONTHS ENDED SEPTEMBER 30, 2004

Sales	$28,632	100.0%	$58,587	100.0%
Cost of sales	20,314	70.9	41,684	71.1
Gross margin	8,318	29.1	16,903	28.9
Selling, general and administrative expenses	4,725	16.5	8,929	15.2
Income from operations	3,593	12.5	7,974	13.6
Investment income	141	0.5	337	0.6
Income before income taxes	3,734	13.0	8,310	14.2
Provision for income taxes	1,328	4.6	2,975	5.1
Net income	$2,406	8.4%	$5,335	9.1%

Sales increased $8,011,641, or 28.0%, in the three months ended September 30, 2005, and increased $13,910,350, or 23.7%, in the six months ended September 30, 2005 as compared to the same periods a year ago.  Sales of bulk chemicals, including caustic soda, were approximately 38.0% and 36.5% of sales for the three and six months ended September 30, 2005, respectively, compared to 35.6% and 34.0% in the comparable periods a year ago. The change was partially attributable to an increase in the selling price and cost of caustic soda and to a lesser extent an increase in the volumes sold. Industrial segment sales increased by $5,385,580 in the three months ended September 30, 2005 and increased by $9,532,100 in the six-month period ended September 30, 2005 as compared to the same respective periods in 2004.  The Industrial segment’s sales increase was related to increased sales within existing product lines combined with the increase in selling price and cost of caustic soda compared to the prior year.  Water Treatment segment sales increased by $2,339,188 in the three months ended September 30, 2005 and increased $3,974,993 in the six-month period ended September 30, 2005, as compared to the same periods in 2004.  These increases were primarily attributable to selling price increases associated with increases in material costs, the expansion of products sold to existing customers, and cooler summer conditions during the three months ended September 30, 2004 as compared to the three months ended September 30, 2005. Pharmaceutical sales increased by 12.7% to $2,543,099 for the three months ended September 30, 2005 and increased by 8.6% to $5,065,797 for the six months ended September 30, 2005 as compared to the same periods in 2004 due to an increase in volumes along several existing product lines.

Gross margin, as a percentage of sales, for the three and six months ended September 30, 2005 was 24.0% and 25.8%, respectively, compared to 29.1% and 28.9%, respectively, for the comparable periods of 2004.  For the Industrial segment, gross margin, as a percentage of sales, was 17.8% and 22.4% for the three months ended September 30, 2005 and September 30, 2004, respectively, and 20.1% for the six months ended September 30, 2005 compared to 22.4% for the comparable period in 2004.  These fluctuations relate to changes in the cost and selling price of caustic soda during fiscal 2005 and 2006 and a highly competitive market environment.  Changes in product mix in several product lines also contributed to the fluctuations in gross margin.  The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases.  The cost of this product is normally subject to fluctuations, which are expected to continue in future periods.  By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.  Gross margin, as a percentage of sales, for the Water Treatment segment was 31.9% for the three months ended September 30, 2005 compared to 35.9% in the comparable period of 2004 and 33.2% for the six-month period ended September 30, 2005 compared to 35.9% for the comparable period of 2004. The decrease was primarily attributable to rising product costs and competitive pressures, which limit the ability to pass on the product cost increases. Gross margin, as a percentage of sales, for the Pharmaceutical segment was 28.5% for the three months ended September 30, 2005 compared to 35.4% in the comparable period of fiscal 2005 and was 29.6% for the six months ended September 30, 2005 compared to 34.4% for the same period a year ago.  The decreases are primarily related to competitive pressures and an increase in operating costs for staffing increases to facilitate future growth.

Selling, general and administrative expenses, as a percentage of sales, for the three and six months ended September 30, 2005 were 14.2% and 15.3%, respectively, compared to 16.5% and 15.2% for the comparable periods a year ago.  The Company will continue to incur expenses associated with the Company’s efforts to comply with the requirements of the Sarbanes-Oxley Act and for the Company’s investment in an Enterprise Resource Planning system, including expenses for additional staffing and outside professional services.  In addition, to these expenses, the Company increased its sales staff, which also contributed to the increase in selling, general, and administrative expenses. Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income increased by $40,097 for the six months ended September 30, 2005, compared to the same period one year ago.  The increase was primarily due to a higher rate of return on the Company’s cash equivalents and marketable securities that was partially offset by a $211,859 loss recognized during the quarter ended September 30, 2005 due to a decline in the market value of an investment which was deemed other than temporary.

PROVISION FOR INCOME TAXES

The effective income tax rate was 36.0% for the three and six months ended September 30, 2005 compared to 35.6% and 35.8% for the three and six months ended September 30, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended September 30, 2005, cash provided by operations was $2,966,692 compared to $7,725,939 for the same period one year ago.  An increase in inventory associated with increased product costs and an increase in accounts receivable related primarily to increased sales were principally responsible for the decrease in cash provided by operating activities. Cash used in investing activities decreased by $708,449 primarily due to the maturity and sale of investments exceeding the reinvestment of cash as additional cash was used to fund operations. Capital expenditures during the six months ended September 30, 2005 consisted primarily of ERP-related additions, the purchase of a water treatment truck and various general maintenance projects. The Company also had expenditures related to various construction-in-process (CIP) projects. Capital expenditures for the remainder of fiscal 2006 are anticipated to be approximately $3.0 million, and are expected to be primarily related to additional warehousing facilities, implementation of the ERP system, new route sales trucks and general maintenance projects.

Cash, cash equivalents and investments (excluding Held-to-Maturity investments of $370,042 at September 30, 2005 and $515,000 at April 3, 2005) decreased by $2,240,448 from April 3, 2005 to $24,566,937 as of September 30, 2005 due primarily to capital expenditures of $3,504,076 and dividends paid of $1,846,321 during the six-month period ended September 30, 2005. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consists of investment contracts with high-rated, stable insurance companies; marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and a mutual fund carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return.  The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years.  The Company invests in a mutual fund with characteristics similar to its fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At September 30, 2005 and April 3, 2005, respectively, $7,089,499 and $15,570,074 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired and have maturity dates of one year or longer.  These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

At September 30, 2005, the Company had an investment portfolio of fixed income securities valued at $10,507,430 and a mutual fund valued at $7,565,432, excluding $6,864,117 of those classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual fund that the Company is invested in, like all mutual funds, may increase or decrease due to market volatility. The mutual fund held by the Company as of September 30, 2005 is a short-term bond fund that invests primarily in investment grade securities. During the quarter ended September 30, 2005 a loss of $211,859 was recognized due to a decline in market value which was deemed other than temporary.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at September 30, 2005 puts it in a position to obtain debt financing on favorable terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2005, the Company had an investment portfolio of fixed income securities of $10,507,430, a mutual fund of $7,565,432, investment contracts of $3,398,332 and cash and cash equivalents of $3,465,785.  The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period.  The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility.  The mutual fund consists primarily of U.S. Government securities. The investment contracts are variable rate contracts with high-rated, stable insurance companies that reset on a quarterly basis. A hypothetical 1% change in rates would impact investment income by approximately $34,000, based upon the amount of variable rate investment contracts held at September 30, 2005. The Company adjusts the carrying value of its investments down if an impairment occurs that is other than temporary. During the quarter ended September 30, 2005 a loss of $211,859 was recognized on the mutual fund due to a decline in market value which was deemed other than temporary.

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

Changes in Internal Control

Management, with oversight from the Audit Committee, has been aggressively addressing the material weaknesses disclosed in its Annual Report on Form 10-K for the fiscal year ended April 3, 2005 and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company’s remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively. Due to the timing of this process, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on August 4, 2005.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act.  There was no solicitation in opposition to the Board of Director nominees listed in the proxy statement and all of the nominees for director were elected with the following votes:

	For	Withheld	Abstain	Broker Non-votes
John R. Hawkins	7,938,259	676,616	0	0
Howard M. Hawkins	7,844,130	770,745	0	0
Dean L. Hahn	7,771,471	843,405	0	0
Donald L. Shipp	7,848,000	766,875	0	0
John S. McKeon	8,542,919	71,956	0	0
Duane M. Jergenson	8,585,821	29,054	0	0
G. Robert Gey	8,544,848	70,027	0	0
Daryl I. Skaar	8,587,621	27,254	0	0

ITEM 6.  EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Description of Director Compensation arrangements. (3)	Incorporated by Reference
10.2	Description of consulting arrangement with John S. McKeon. (3)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.
(3)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated September 21, 2005 and filed September 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By:	/s/ Marvin E. Dee

Marvin E. Dee

Vice President, Chief Financial Officer, Secretary and Treasurer
(On behalf of the Registrant and as principal financial officer)
Dated: November 9, 2005

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Description of Director Compensation arrangements. (3)	Incorporated by Reference
10.2	Description of consulting arrangement with John S. McKeon. (3)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.
(3)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated September 21, 2005 and filed September 26, 2005.