Form 10-Q
period 2005-12-31
HAWKINS INC
filed 2006-02-09
CIK 46250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒      Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 9, 2006
Common Stock, par value $.05 per share	10,171,496

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	DECEMBER 31, 2005	APRIL 3, 2005
	(UNAUDITED)	(DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,820,587	$4,564,790
Investments available-for-sale	13,831,698	6,672,521
Trade receivables – net	15,107,453	13,673,953
Inventories	13,652,409	8,587,610
Prepaid expenses and other current assets	2,279,214	2,223,798
Total current assets	46,691,361	35,722,672

PROPERTY, PLANT AND EQUIPMENT- net	33,856,027	30,973,613

INTANGIBLE ASSETS - less accumulated amortization of $1,362,287 and $1,870,719, respectively	2,120,746	2,492,330

LONG-TERM INVESTMENTS	6,859,813	16,085,074

OTHER ASSETS	2,048,704	2,384,429
	$91,576,651	$87,658,118
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$7,918,641	$5,946,189
Dividends payable	—	1,846,321
Accrued payroll and employee benefits	3,584,049	3,954,968
Other current liabilities	2,446,880	2,510,506
Total current liabilities	13,949,570	14,257,984

OTHER LONG-TERM LIABILITIES	9,741	22,145

DEFERRED INCOME TAXES	787,139	1,178,422

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,171,496 and 10,257,341 shares issued and outstanding, respectively	508,575	512,867
Additional paid-in capital	37,056,103	38,232,076
Unearned compensation	—	(198,702)
Accumulated other comprehensive loss	(117,407)	(196,031)
Retained earnings	39,382,930	33,849,357
Total shareholders’ equity	76,830,201	72,199,567
	$91,576,651	$87,658,118

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED DECEMBER 31		NINE MONTHS ENDED DECEMBER 31
	2005	2004	2005	2004
	(UNAUDITED)		(UNAUDITED)

Sales	$34,352,992	$26,703,441	$106,850,761	$85,290,860

Cost of sales	27,133,377	19,764,427	80,950,535	61,448,746

Gross margin	7,219,615	6,939,014	25,900,226	23,842,114

Selling, general and administrative expenses	4,708,939	4,646,327	15,797,249	13,575,820

Litigation settlement (Note 6)	—	—	(1,015,826)	—

Income from operations	2,510,676	2,292,687	11,118,803	10,266,294

Investment income	242,488	464,637	619,366	801,418

Income before income taxes	2,753,164	2,757,324	11,738,169	11,067,712

Provision for income taxes	925,900	984,200	4,160,500	3,959,200

Net income	$1,827,264	$1,773,124	$7,577,669	$7,108,512

Weighted average number of shares outstanding – basic	10,182,144	10,216,688	10,208,563	10,216,688

Weighted average number of shares outstanding – diluted	10,182,144	10,223,464	10,225,477	10,220,429

Earnings per share – basic and diluted	$0.18	$0.17	$0.74	$0.70

Cash dividends declared per common share	$—	$—	$0.20	$0.18

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED DECEMBER 31
	2005	2004
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,577,669	$7,108,512
Reconciliation to cash flows:
Depreciation and amortization	2,655,474	2,369,605
Deferred income taxes	(427,183)	—
Restricted stock compensation expense	198,702	162,206
Intangible assets impairment	176,000	—
Investment impairment	242,454	—
(Gain) loss from property disposals	(106,026)	62,617
Lawsuit settlement	(1,015,826)	—
Changes in operating accounts (using) providing cash:
Trade receivables	(1,433,500)	(84,944)
Inventories	(5,064,799)	(2,415,909)
Accounts payable	1,972,452	1,563,322
Other liabilities	(499,101)	229,786
Other	51,350	955,924

Net cash provided by operating activities	4,327,666	9,951,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,464,673)	(5,033,845)
Purchases of investments	(2,082,381)	(9,328,249)
Sale and maturities of investments	4,020,535	9,215,114
Proceeds from property disposals	228,394	70,183
Payments received on notes receivable	116,673	138,717

Net cash used in investing activities	(3,181,452)	(4,938,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,890,417)	(3,685,325)

Net cash used in financing activities	(3,890,417)	(3,685,325)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,744,203)	1,327,714

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,564,790	1,558,969

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,820,587	$2,886,683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Issuance of restricted stock		$486,617
Cash paid for income taxes	$4,140,626	$1,777,864

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

2.	The results of operations for the period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

3.

Inventories, principally valued by the LIFO method, are less than current cost by approximately $2,025,000 and $1,302,000 at December 31, 2005 and April 3, 2005, respectively.  Inventory consists principally of finished goods.

4.	Comprehensive income and its components, net of tax, were as follows:

	Three months ended December 31		Nine months ended December 31
	2005	2004	2005	2004

Net income	$1,827,264	$1,773,124	$7,577,669	$7,108,512
Available-for-sale investments unrealized (loss)/gain	(5,898)	(200,452)	78,624	(276,562)
Comprehensive income	$1,821,366	$1,572,672	$7,656,293	$6,831,950

5.

The Company determined at September 30, 2005 that the intangible assets associated with the acquisition of Industrial Chemical and Equipment Company in 1993, an asset group within the Industrial segment, were impaired based on undiscounted cash flow calculations. The undiscounted cash flow calculations took into consideration the business outlook over the remaining useful life for this asset group. The sum of expected future cash flows was less than the carrying amount of the intangible assets. The impairment amount was $176,000, which also represented the net book value of the intangible assets at September 30, 2005. The amount of the impairment is included within Selling, General and Administrative expense in the Condensed Statements of Income for the nine months ended December 31, 2005.

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

The Company leases land, and at the end of the lease term of two leases (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense.  The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor.  Therefore, in accordance with Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations,” and Financial Accounting Standards Board (FASB) Interpretation 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement no. 143,” the Company has not recorded an asset retirement obligation as of December 31, 2005. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

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

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Three Months Ended December 31, 2005:
Sales	$21,404,822	$10,445,868	$2,502,302	$34,352,992
Gross margin	3,549,205	2,878,413	791,997	7,219,615
Income from operations	$676,388	$1,564,477	$269,811	$2,510,676

Three Months Ended December 31, 2004:
Sales	$15,724,766	$8,646,203	$2,332,472	$26,703,441
Gross margin	3,749,020	2,510,626	679,368	6,939,014
Income from operations	$1,111,341	$1,124,654	$56,692	$2,292,687

Nine Months Ended December 31, 2005:
Sales	$61,091,702	$38,190,960	$7,568,099	$106,850,761
Gross margin	11,531,113	12,078,678	2,290,435	25,900,226
Income from operations	$2,540,271	$7,207,187	$1,371,345	$11,118,803

Nine Months Ended December 31, 2004:
Sales	$45,879,546	$32,416,302	$6,995,012	$85,290,860
Gross margin	10,517,704	11,040,672	2,283,738	23,842,114
Income from operations	$3,108,803	$6,659,338	$498,153	$10,266,294

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended December 31, 2005 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described below under “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission.  Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all factors that may affect actual results and should not consider the risk factors listed below to be a complete statement of all potential risks and uncertainties.

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

RESULTS OF OPERATIONS

The following tables set forth the percentage relationship of certain items to sales for the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED DECEMBER 31, 2005		NINE MONTHS ENDED DECEMBER 31, 2005

Sales	$34,353	100.0%	$106,851	100.0%
Cost of sales	27,133	79.0	80,951	75.8
Gross margin	7,220	21.0	25,900	24.2
Selling, general and administrative expenses	4,709	13.7	15,797	14.8
Litigation settlement	—	0.0	(1,016)	(1.0)
Income from operations	2,511	7.3	11,119	10.4
Investment income	242	0.7	619	0.6
Income before income taxes	2,753	8.0	11,738	11.0
Provision for income taxes	926	2.7	4,161	3.9
Net income	$1,827	5.3%	$7,578	7.1%

	THREE MONTHS ENDED DECEMBER 31, 2004		NINE MONTHS ENDED DECEMBER 31, 2004

Sales	$26,703	100.0%	$85,291	100.0%
Cost of sales	19,764	74.0	61,449	72.0
Gross margin	6,939	26.0	23,842	28.0
Selling, general and administrative expenses	4,646	17.4	13,576	15.9
Income from operations	2,293	8.6	10,266	12.0
Investment income	465	1.7	801	0.9
Income before income taxes	2,757	10.3	11,068	13.0
Provision for income taxes	984	3.7	3,959	4.6
Net income	$1,773	6.6%	$7,109	8.3%

Sales increased $7,649,551, or 28.6%, in the three months ended December 31, 2005, and $21,559,901, or 25.3%, in the nine months ended December 31, 2005 as compared to the same periods a year ago.  Sales of bulk chemicals, including caustic soda, for the three and nine months ended December 31, 2005 were approximately 35% and 36% of total sales, respectively, and were approximately 32% and 33% for the same respective periods in the previous year.  Industrial segment sales increased by $5,680,056 in the three months ended December 31, 2005 and increased by $15,212,156 in the nine-month period ended December 31, 2005 as compared to the same respective periods in 2004.  The sales increase for the three and nine-months ended December 31, 2005 as compared to the same periods in the prior year was primarily a result of selling price increases connected with material cost increases, including caustic soda, combined with enhanced sales of various product lines.  During the three and nine-month periods ended December 31, 2005, there was a slight increase in caustic soda volumes sold, which also contributed to the increase in sales.  Water Treatment segment sales increased by $1,799,665 and $5,774,658 respectively, in the three and nine-month periods ended December 31, 2005 as compared to the same respective periods in 2004. During the three and nine-month periods ended December 31, 2005, the Water Treatment segment sales increases were attributable to selling price increases connected with material cost increases and successful expansion of existing product lines in comparison to the same periods one year ago.  Pharmaceutical sales increased by 7.3% to $2,502,302 for the three months ended December 31, 2005 and increased by 8.2% to $7,568,099 for the nine months ended December 31, 2005 as compared to the same periods in 2004 due to an increase in sales volumes along several existing product lines.

Gross margin, as a percentage of sales, for the three and nine months ended December 31, 2005 was 21.0% and 24.2%, respectively, compared to 26.0% and 28.0%, respectively, for the comparable periods of 2004.  For the Industrial segment, gross margin, as a percentage of sales, was 16.6% for the three months ended December 31, 2005 compared to 23.8% in the prior year and 18.9% for the nine months ended December 31, 2005 compared to 22.9% for the comparable period in 2004.  These decreases relate to changes in the cost and selling price of caustic soda during fiscal 2005 and 2006, a highly competitive market environment, and changes in product mix along several product lines.  Gross margin, as a percentage of sales, for the Water Treatment segment was 27.6% for the three months ended December 31, 2005 compared to 29.0% in the comparable period of 2004 and 31.6% for the nine-month period ended December 31, 2005 compared to 34.1% for the comparable period of 2004. The decreases were primarily attributable to rising product costs, which to some extent, the Company was unable to pass on to customers due to competitive pressures. For both the Industrial and Water Treatment segments, the Company attempts to maintain relatively constant dollar margins as the cost of caustic soda and other raw material costs increase or decrease. The product costs are normally subject to fluctuations, which are expected to continue in future periods.  By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.  Gross margin, as a percentage of sales, for the Pharmaceutical segment was 31.7% for the three months ended December 31, 2005 compared to 29.1% in the comparable period of fiscal 2005 and was 30.3% for the nine months ended December 31, 2005 compared to 32.6% for the same period a year ago.  The fluctuations for the three and nine-month periods ended December 31, 2005 are primarily a result of changes in product mix and, to a lesser extent, competitive pressures. The three and nine-month periods ended December 31, 2005 as compared to the prior year periods also experienced an increase in operating costs for staffing increases to facilitate future growth.

Selling, general and administrative expenses increased $62,612 and $2,221,429, for the three and nine-months ended December 31, 2005, respectively.  The increases were mainly due to increased sales staff, and, to a lesser extent, contractor fees associated with the Company’s efforts in complying with the requirements of the Sarbanes-Oxley Act and the Company’s implementation of an Enterprise Resource Planning (ERP) system.  Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.  In addition, the $176,000 intangible assets impairment caused a $161,000 increase in selling, general and administrative expenses for the nine month period ended December 31, 2005 as compared to the same period one year ago.

INVESTMENT INCOME

Investment income decreased $182,052 for the nine months ended December 31, 2005, compared to the same period one year ago.  The decrease was primarily due to a $211,859 loss recognized during the quarter ended September 30, 2005 and a $30,595 loss recognized during the quarter ended December 31, 2005 due to other than temporary declines in the market value of an investment. The decrease was partially offset by higher returns on the Company’s cash equivalents and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended December 31, 2005, cash provided by operations was $4,327,666 compared to $9,951,119 for the same period in the prior year.  An increase in inventory associated with increased product costs and an increase in accounts receivable related primarily to increased sales were principally responsible for the decrease in cash provided by operating activities. Cash used in investing activities decreased by $1,756,628, primarily due to a $2,051,289 reduction in investment purchases in comparison to investment maturities during fiscal 2006 as compared to fiscal 2005. Capital expenditures during the nine months ended December 31, 2005 consisted primarily of expenditures related to the Company’s implementation of an ERP system, three semi-trucks, warehousing facilities, and various general maintenance projects. Capital expenditures in the fourth quarter of fiscal 2006 are expected to be approximately $2.3 million, which are primarily related to additional warehousing facilities, the implementation of the ERP system, Water Treatment route sales trucks, and general maintenance projects.

Cash, cash equivalents and investments (excluding held-to-maturity investments of $371,576 at December 31, 2005 and $515,000 at April 3, 2005) decreased by $4,666,863 from $26,807,385 as of April 3, 2005 to $22,140,522 as of December 31, 2005 due primarily to capital expenditures of $5,464,673 and dividends paid of $3,890,417 during the nine-month period ended December 31, 2005. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consists of investment contracts with high-rated, stable insurance companies; marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and a mutual fund carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return.  The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years.  The Company invests in a mutual fund with characteristics similar to its fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At December 31, 2005 and April 3, 2005, respectively, $6,488,237 and $15,570,074 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired and have maturity dates of one year or longer.  These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

At December 31, 2005, the Company had an investment portfolio of fixed income securities valued at $9,709,698 and a mutual fund valued at $7,557,083, excluding $5,245,317 of those classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual fund that the Company is invested in, like all mutual funds, may increase or decrease due to market volatility. The mutual fund held by the Company as of December 31, 2005 is a short-term bond fund that invests primarily in investment grade securities. During the three and nine months ended December 31, 2005, losses of $30,595 and $242,454, respectively, was recognized due to other than temporary declines in market value.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at December 31, 2005 puts it in a position to obtain debt financing on favorable terms.

Management periodically reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures; and at this time, no material commitments for such investments or divestitures exist. Until appropriate investment opportunities are identified, the Company will invest excess cash in conservative investments.

The Company will continue to incur significant expenditures in the fourth quarter of fiscal 2006 associated with the implementation of its ERP system and to continue meeting the requirements of the Sarbanes-Oxley Act. Fiscal 2006 expenses in these areas, including additional staffing and outside professional services, are expected to be relatively consistent with the additional fiscal 2005 expense of approximately $1.7 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005, the Company had an investment portfolio of fixed income securities of $9,709,698, mutual funds of $7,557,083, investment contracts of $3,424,730 and cash and cash equivalents of $1,820,587.  The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase.  However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity.  Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period.  The value of the mutual funds, like all mutual funds, may increase or decrease due to market volatility.  The investment contracts are variable rate insurance contracts that reset on a quarterly basis. A hypothetical 1% change in rates would impact investment income by approximately $34,000, based upon the amount of variable rate insurance contracts held at December 31, 2005. The Company adjusts the carrying value of its investments down if an impairment occurs that is other than temporary.

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

Changes in Internal Control

Management, with oversight from the Audit Committee, has been aggressively addressing the material weaknesses disclosed in its Annual Report on Form 10-K for the fiscal year ended April 3, 2005 and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company’s remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively. Due to the timing of this process, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The information set forth under the heading “Risk Factors” in Item 2 of Part I of this Quarterly Report on Form 10-Q (Management’s Discussion and Analysis of Financial Condition and Results of Operation) is incorporated herein by reference.

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
Dated: February 9, 2006

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