Form 10-K
period 2006-04-02
HAWKINS INC
filed 2006-06-16
CIK 46250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 2, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES         ☐            NO          ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES         ☐            NO          ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒        Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐            NO          ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $107,208,280 based upon the closing sale price for Hawkins, Inc.’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.

As of June 1, 2006, the Registrant had 10,171,496 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held August 3, 2006.

PART I

ITEM 1.                                                    BUSINESS

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

(B)                                INDUSTRIAL. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, chemical processing, pulp and paper, medical device and plating industries. In addition, the Industrial segment provides products and services to food manufacturers and processing plants. The Industrial segment also manufactures and sells certain food grade products, including the Cheese-Phos® liquid phosphate product and other blended products, none of which are material to the Company. This segment conducts its business primarily through distribution centers and terminal operations.

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

(ii)                                  NEW PRODUCTS. The Company did not have any significant new products during the fiscal year ended April 2, 2006.

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

(vii)                           DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. No single customer represents more than approximately 5% of the Company’s sales, but the loss of our five largest customers could have a material adverse effect on the Company’s results of operations. Aggregate sales to the Company’s five largest customers were $16.9 million and $13.2 million for the fiscal years ended April 2, 2006 and April 3, 2005, respectively. Additionally, no single customer represents 10% or more of the Water Treatment, Industrial or Pharmaceutical segment sales.

(viii)                        BACKLOG. Backlog is not material to an understanding of the Company’s business.

(ix)                                GOVERNMENT CONTRACTS. No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of any state or federal governmental subdivision or agency.

(x)                                   COMPETITIVE CONDITIONS. The Company operates in a competitive industry and competes with producers, distributors and sales agents offering chemicals equivalent to substantially all of the products handled by the Company. Many such producers and distributors are substantially larger than the Company. No one competitor, however, is dominant in the Company’s market.

(xi)                                RESEARCH AND DEVELOPMENT. The Company devotes resources to research and development on a project basis as the need arises. During the fiscal year ended April 2, 2006, expenditures for research and development were not material to the Company’s business.

(xii)                             ENVIRONMENTAL MATTERS. The Company is primarily a compounder and distributor, rather than a manufacturer, of chemical products. As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effects upon the capital expenditures, earnings or competitive position of the Company. The Company does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal 2007.

(xiii)                          EMPLOYEES. The Company had 235 employees as of April 2, 2006.

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

ITEM 1A.                                           RISK FACTORS

You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K.

Our inability to pass through increases in costs and expenses for raw materials and energy, on a timely basis or at all, could have a material adverse effect on the margins of our products.

We are experiencing significant increases in the cost of raw materials. We generally attempt to pass changes in the prices of raw materials and energy to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins. In addition to raising prices, raw material suppliers may extend lead times or limit supplies. Constraints on the supply or delivery of critical raw materials could disrupt our operations and adversely affect the performance of our business.

Additionally, our profit margins may be reduced due to the cyclical nature of commodity chemical prices. The cyclicality of commodity chemical markets, such as caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity. The Company cannot predict with any certainty whether the markets for its commodity chemicals will favorably impact the Company’s operations or whether the Company will experience losses due to excess production resulting in oversupply and lower prices.

We face competition from other chemical companies, which places downward pressure on the prices and margins of our products.

We operate in a highly competitive marketplace, competing primarily against a number of chemical companies. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy, and changes in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin chemical products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.

Our business, and in particular our water treatment segment, is subject to seasonality and weather conditions, which could adversely affect our results of operations.

The Water Treatment segment of our business is seasonal, as higher sales are incurred from April through September due to increased water usage. Demand is affected by weather conditions as either higher or lower than normal precipitation may affect usage. We cannot assure you that seasonality or weather conditions will not have a material adverse affect on our results of operations and financial condition.

Costs and difficulties in connection with our new enterprise resource planning system could have a material adverse effect on our results of operations.

We are in the process of implementing a new enterprise resource planning (ERP) system throughout our company and have experienced some delays, extra costs and inefficiency. Because ERP systems are highly complex, implementation and the transition to the new system has been costly and may initially result in additional unexpected cost or difficulties, including failure or inefficient operation of the new system. A failure in the new system could impair our ability to access certain business and financial information. In addition, we may experience difficulties in the transition to our new ERP system that could affect our internal control systems, processes and procedures. Should we experience such difficulties as a result of our new ERP system, our business, financial condition and results of operations could be materially adversely affected.

Our business is subject to hazards common to chemical businesses, any of which could interrupt our production and adversely affect our results of operations.

Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

Our business is subject to risks stemming from natural disasters, which could interrupt our production and adversely affect our results of operations.

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our business. Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings four times, the most recent being in the spring of 2001. This had a negative impact on earnings in the third quarter of fiscal 2001 of approximately $200,000. No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the Company’s operations in the future from flooding. In September 2001, a 1.5 million-gallon caustic soda storage tank was completed at the Red Rock facility, allowing it to serve as an additional terminal for bulk chemicals. Historically, the property on which the Red Rock facility is located has not been subject to flooding when Terminals 1 and 2, located on opposite sides of the Mississippi River in St. Paul, Minnesota, were not usable due to high water, and the facility was not affected by the most recent flooding in 2001. The Company believes the impact of future flooding, if any, will be reduced as the Red Rock Facility is expected to allow the Company to continue normal shipping to customers during periods of high water levels.

Downturns in our customers’ cyclical industries could adversely affect our sales and profitability.

Downturns in the businesses that use our chemicals will adversely affect our sales. Many of our customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions. Historically, downturns in general economic conditions have resulted in diminished product demand and lower average selling prices, and we may experience similar problems in the future. A decline in economic conditions in our customers’ cyclical industries may have a material adverse effect on our sales and profitability.

Changes in our customers’ products can reduce the demand for our chemicals.

Our chemicals are used for a broad range of applications by customers. Changes in our customers’ products or processes may enable our customers or reduce the consumption of the chemicals that we provide or make our chemicals unnecessary. Customers may also find alternative materials or processes that no longer require our products. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use.

We incur substantial costs in order to comply with the extensive environmental, health and safety laws and regulations.

In the jurisdictions in which we operate, we are subject to numerous federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes. Ongoing compliance with such laws and regulations is an important consideration for us and we incur substantial capital and operating costs in our compliance efforts. Governmental laws have become increasingly strict in recent years. We expect this trend to continue and anticipate that compliance will continue to require increased capital expenditures and operating costs.

Violations of environmental, health and safety laws and regulations may subject us to fines, penalties and other liabilities and may require us to change certain business practices.

If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising out of such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected and entities that arranged for the disposal of hazardous substances at the affected property, as well as entities that currently own or operate such property. Such liabilities can be difficult to identify and the extent of any such liabilities can be difficult to predict. We use, and in the past have used, hazardous substances at many of our facilities, and we have in the past, and may in the future, be subject to claims relating to exposure to hazardous materials and the associated liabilities may be material. We also have generated, and continue to generate, hazardous wastes at a number of our facilities. The nature of our business exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment.

We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.

Our products provide important performance attributes to our customers’ products. If a product fails to perform in a manner consistent with quality specifications or has a shorter useful life than guaranteed, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as expected. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations could result in a loss of one or more customers.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside coverage, of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.

The unanticipated departure of any key member of our management team could have an adverse effect on our business. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical, marketing and support personnel.

We may not be able to consummate future acquisitions or integrate future acquisitions into our business, which could result in unanticipated expenses and losses.

As part of our business growth strategy, we have acquired businesses in the past and may pursue acquisitions in the future. Our ability to pursue this strategy will be limited by our ability to identify appropriate acquisition candidates and our financial resources, including available cash and borrowing capacity. The expense incurred in consummating acquisitions, the time it takes to integrate an acquisition or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions.

To the extent this strategy is pursued, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with the integration of acquisitions include, among many others, potential disruption of our ongoing business and distraction of management; unforeseen claims and liabilities; unforeseen adjustments; charges and write-offs; difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations; challenges arising from the increased scope, geographic diversity and complexity of our operations.

The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal legislation is under consideration that could impose new site security requirements, specifically on chemical facilities, which may increase our overhead expenses.

New federal regulations have already been adopted to increase the security of the transportation of hazardous chemicals in the United States. We believe we have met these requirements but additional federal and local regulations that limit the distribution of hazardous materials are being considered. We ship and receive materials that are classified as hazardous. Bans on movement of hazardous materials through certain cities could affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment to produce hazardous raw materials and change where and what products we provide.

The occurrence of extraordinary events, including future terrorist attacks and the outbreak of escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to affect negatively the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

ITEM 1B.                                             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     PROPERTIES

The Company owns its principal location, which consists of approximately 11 acres of land in Minneapolis, Minnesota, with six buildings containing a total of 177,000 square feet of office and warehouse space. The Company’s principal office is located in one of these buildings, at 3100 East Hennepin Avenue. As of April 2, 2006, the Company has installed sprinkler systems in substantially all of its warehouse facilities for fire protection. The Company carries insurance covering the replacement of property damaged by fire or flood. The Pharmaceutical segment occupies approximately 13,000 square feet of office and warehouse space within this location.

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

			Approx.
Segment	Location	Primary Use	Square Feet

Industrial	St. Paul, MN (1)	Office, Warehouse and Garage	32,000
	St. Paul, MN (2)	Office	3,000
Water Treatment	Fargo, ND (3)	Office and Warehouse	22,800
	Fond du Lac, WI	Warehouse	20,300
	Washburn, ND	Office and Warehouse	14,000
	Billings, MT	Office and Warehouse	9,300
	Sioux Falls, SD (4)	Warehouse	27,200
	Rapid City, SD	Warehouse	9,500
	Willow Springs, IL (2)	Warehouse	2,400
	Superior, WI	Office and Warehouse	17,000
	Slater, IA	Warehouse	8,700
	Lincoln, NE (2)	Office and Warehouse	6,500
	Eldridge, IA	Office and Warehouse	6,000

(1)             The Company’s terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, nine outside storage tanks with a total capacity of approximately 8,900,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the annual tonnage unloaded at each site. The applicable leases run until December 31, 2008, at which time the Company has an option to renew the leases for an additional five-year period on the same terms and conditions subject to renegotiation of rent. The Company also has options to renew these leases for additional successive five-year renewal periods (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

(2)             This facility is leased from a third party.

(3)             Part of this facility is leased to a third party (9,400 square feet).

(4)             Part of this facility is leased to a third party (8,900 square feet).

ITEM 3.          LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages and offices held, as of June 1, 2006 are set forth below:

Name	Age	Office

John R. Hawkins	54	Chief Executive Officer

Marvin E. Dee	57	Vice President, Chief Financial Officer, Secretary, and Treasurer

Keenan A. Paulson	56	Vice President — Water Treatment Group

John R. Sevenich	48	Vice President — Industrial Group

Daniel E. Soderlund	43	Vice President — Pharmaceutical Group

John R. Hawkins has been the Company’s Chief Executive Officer since February 2000 and was Chairman of the Board from February 2000 to September 2005. He was President and Chief Operating Officer from December 1998 to February 2000 and was Secretary from 1991 to December 1999. He was an Executive Vice President from 1997 to December 1998 and Vice President of Sales from 1987 to 1997.

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

Keenan A. Paulson has been the Company’s Vice President — Water Treatment Group since May 2000. Prior to attaining this position, Ms. Paulson held various positions during her 34-year career with the Company, most recently as its Water Treatment General Manager.

John R. Sevenich has been the Company’s Vice President — Industrial Group since May 2000. He was the Business Unit Manager of Manufacturing from 1998 to May 2000 and was a Sales Representative with the Company from 1989 to 1998.

Daniel E. Soderlund has been the Company’s Vice President — Pharmaceutical Group since May 2000. He was the Business Unit Manager of Pharmaceuticals from April 1999 to May 2000 and was a Sales Representative with the Company from 1992 to April 1999.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low

Fiscal 2006
4th Quarter	$14.380	$13.500
3rd Quarter	16.240	12.950
2nd Quarter	14.230	11.900
1st Quarter	12.500	11.910

Fiscal 2005
4th Quarter	$12.150	$11.650
3rd Quarter	12.250	11.710
2nd Quarter	12.050	11.640
1st Quarter	12.450	11.810

Cash Dividends	Declared	Paid

Fiscal 2007
1st Quarter		$.20

Fiscal 2006
4th Quarter	$.20
3rd Quarter		$.20
2nd Quarter	$.20
1st Quarter		$.18

Fiscal 2005
4th Quarter	$.18
3rd Quarter		$.18
2nd Quarter	$.18
1st Quarter		$.18

The Company’s common shares are traded on The NASDAQ Stock Market under the symbol “HWKN.” The price information represents closing sale prices as reported by The NASDAQ Stock Market. As of April 2, 2006, there were approximately 605 registered common shareholders, which includes nominees or broker dealers holding stock on behalf of an estimated 1,375 beneficial owners.

The Company first started paying cash dividends in 1985 and has done so consecutively since that time. Future dividend levels will be dependent upon Hawkins’ results of operations, financial position, cash flows and other factors, and will be evaluated by the Hawkins’ Board of Directors.

ITEM 6.                                                     SELECTED FINANCIAL DATA

	Fiscal Year Ended April 2, 2006	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003	Six-Month Transitional Period Ended March 31, 2002	Fiscal Year Ended September 30, 2001
Sales	$143,331,250	$115,280,312	$107,028,131	$104,004,611	$49,868,179	$107,931,668

Gross margin	33,219,142	29,606,185	27,974,289	27,957,852	11,535,706	24,297,587

Net income	8,886,153	8,092,009	5,751,884	8,430,172	3,083,771	7,117,578

Basic and diluted earnings per common share	.87	.79	.56	.83	.30	.69

Cash dividends declared per common share	.40	.36	.36	.33	.15	.30

Cash dividends paid per common share	.38	.36	.36	.30	.15	.30

Total assets	94,056,734	87,658,118	82,616,905	81,098,739	71,487,133	74,868,121

Long-term debt						116,823

The Company changed its fiscal year end from the Sunday closest to September 30 to the Sunday closest to March 31, beginning after a six-month transitional period ended on March 31, 2002. The change in year-end better matches the Company’s annual reporting process to its natural business cycles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Annual Report on Form 10-K for the year ended April 2, 2006 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Annual Report on Form 10-K or any other public statement.

GENERAL

The following is a discussion and analysis of our financial condition and results of operations for the Company’s fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in ITEM 8 of this Annual Report on Form 10-K.

OVERALL SUMMARY

Sales for the fiscal year ended April 2, 2006 were $143,331,250 versus $115,280,312 for the fiscal year ended April 3, 2005 and $107,028,131 for the fiscal year ended March 28, 2004. Net income for the fiscal year ended April 2, 2006 was $8,886,153, or $.87 per share, compared to $8,092,009, or $.79 per share, for the fiscal year ended April 3, 2005 and $5,751,884, or $.56 per share, for the fiscal year ended March 28, 2004.

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Fiscal	Fiscal	Fiscal
	Year Ended	Year Ended	Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004

Sales	100.0%	100.0%	100.0%
Cost of sales	(76.8)%	(74.3)%	(73.9)%
Gross margin	23.2%	25.7%	26.1%
Selling, general and administrative expenses	(15.0)%	(15.7)%	(15.7)%
Litigation settlement	.7%	—	(2.8)%
Income from operations	8.9%	10.0%	7.6%
Investment income	.6%	1.0%	.8%
Income before income taxes	9.5%	11.0%	8.4%
Provision for income taxes	(3.3)%	(3.9)%	(3.0)%
Net income	6.2%	7.0%	5.4%

SALES

Sales increased $28,050,938, or 24.3%, to $143,331,250 for the fiscal year ended April 2, 2006 as compared to sales of $115,280,312 for the fiscal year ended April 3, 2005. Sales of bulk chemicals, including caustic soda, were approximately 35.1% of sales compared to 33.3% in the previous year. All three operating segments contributed to the increase in sales. Industrial segment sales increased $20,062,330, or 31.3%, to $84,192,397, Water Treatment segment sales increased $7,417,284, or 17.9%, to $48,946,914 and Pharmaceutical segment sales increased $571,324, or 5.9%, to $10,191,939. The increase in the Industrial segment sales was primarily due to improved sales across several product lines combined with selling price increases related to material cost increases, including caustic soda, in comparison to the prior year. Caustic soda volumes sold were comparable to the prior year. Water Treatment segment sales increases were attributable to selling price increases connected with material cost increases and successful expansion of existing product lines in comparison to the prior year. Increased volumes along several existing product lines drove the increase in Pharmaceutical segment sales.

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

GROSS MARGIN

Gross margin, as a percentage of sales, was 23.2% for the fiscal year ended April 2, 2006 compared to 25.7% for the fiscal year ended April 3, 2005 and 26.1% for the fiscal year ended March 28, 2004, respectively. The gross margin decreases are due to a number of variables as explained below.

Industrial Segment

Gross margin, as a percentage of sales, for the Industrial segment was 17.9% for the fiscal year ended April 2, 2006, 20.9% for the fiscal year ended April 3, 2005 and 20.9% for the fiscal year ended March 28, 2004. The decrease for the fiscal year ended April 2, 2006 as compared to the fiscal year ended April 3, 2005 relates to changes in the cost and selling price of caustic soda during fiscal 2005 and 2006, increased product costs, a highly competitive market environment, and changes in product mix along several product lines. Additionally, since we are on the LIFO method of valuing inventory, the increased caustic soda costs and the higher cost of inventory on hand as of April 2, 2006 impacted gross margins. Gross margins for the fiscal year ended April 3, 2005 were flat as compared to the fiscal year ended March 28, 2004. The cost of caustic soda is normally subject to fluctuations, which are expected to continue in future periods. The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases. Therefore, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.

Water Treatment Segment

Gross margin, as a percentage of sales, for the Water Treatment segment was 30.8% for the fiscal year ended April 2, 2006, 31.3% for the fiscal year ended April 3, 2005 and 32.6% for the fiscal year ended March 28, 2004. The decrease for the fiscal year ended April 2, 2006 as compared to the fiscal year ended April 3, 2005 was primarily attributable to rising product costs, which to some extent, the Company was unable to pass on to customers due to competitive pressures. Additionally, due to the LIFO method of valuing inventory, the margin was negatively impacted by higher inventory costs and changes in product mix of inventory on hand as compared to the prior year.

Gross margin, as a percentage of sales, for the fiscal year ended April 3, 2005 decreased in comparison with the fiscal year ended March 28, 2004 as competitive pressures reduced margins on several products. Additionally, due to the LIFO method of valuing inventory, the margin was negatively impacted by higher inventory levels and changes in product mix of inventory on hand as compared to the prior year.

Pharmaceutical Segment

Gross margin, as a percentage of sales, for the Pharmaceutical segment was 30.4% for the fiscal year ended April 2, 2006, 33.0% for the fiscal year ended April 3, 2005 and 33.0% for the fiscal year ended March 28, 2004. The decrease for the fiscal year ended April 2, 2006 as compared to the fiscal year ended April 3, 2005 related primarily to an increase in operating costs for staffing increases to facilitate future growth, changes in product mix and competitive pressures. Gross margins for the fiscal year ended April 3, 2005 were flat as compared to the fiscal year ended March 28, 2004.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 15.0% ($21,513,444) for the fiscal year ended April 2, 2006, 15.7% ($18,089,829) for the fiscal year ended April 3, 2005 and 15.7% ($16,793,094) for the fiscal year ended March 28, 2004. The dollar increases in fiscal 2006 were mainly due to increased sales staff, and, to a lesser extent, contractor fees associated with the Company’s efforts in complying with the requirements of the Sarbanes-Oxley Act and the Company’s implementation of an Enterprise Resource Planning (ERP) system. Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures. Additionally, in fiscal 2006 bad debt expense increased by $564,445 due primarily to the bankruptcy of a large customer and the $176,000 impairment of intangible assets resulted in an increase in selling, general and administrative expenses.

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

On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company. The settlement agreement required the defendants to surrender to the Company 75,358 shares of the Company’s common stock. The agreement also terminated the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions. The settlement agreement called for the parties to execute mutual releases and a stipulation of dismissal. Litigation settlement income of $1,056,520 was recorded in the Pharmaceutical segment during the quarter ended September 30, 2005 as the Company received the 75,358 shares and the executed final releases and stipulations.

INVESTMENT INCOME

Investment income decreased $228,486 to $892,289 for the fiscal year ended April 2, 2006 compared to $1,120,775 for the fiscal year ended April 3, 2005. This decrease was primarily related to a $280,699 loss recognized due to other than temporary declines in the market value of an investment. The decrease was partially offset by higher returns on the Company’s cash equivalents and marketable securities. The $295,086 increase in investment income for the fiscal year ended April 3, 2005 as compared to the fiscal year ended March 28, 2004 was attributable to an increase in cash available for investment, and a higher rate of return on the Company’s cash equivalents and marketable securities.

PROVISION FOR INCOME TAXES

The effective income tax rate was 34.9% for the fiscal year ended April 2, 2006, 36.0% for the fiscal year ended April 3, 2005 and 36.1% for the fiscal year ended March 28, 2004. The decrease for the fiscal year ended April 2, 2006 as compared to the fiscal years ended April 3, 2005 and March 28, 2004 was primarily due to a tax benefit recognized for adjustments to deferred tax estimates and a benefit related to the deduction for qualified production activities.

SELECTED QUARTERLY FINANCIAL DATA

	Fiscal Year Ended April 2, 2006 (Unaudited)
	First	Second	Third	Fourth
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2005	September 30, 2005	December 31, 2005	April 2, 2006

Sales	$35,854,527	$36,643,242	$34,352,992	$36,480,489
Gross margin	9,885,658	8,794,953	7,219,615	7,318,916
Net income	2,749,486	3,000,919	1,827,264	1,308,484
Basic and diluted earnings per share	$.27	$.29	$.18	$.13

	Fiscal Year Ended April 3, 2005 (Unaudited)
	First	Second	Third	Fourth
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2004	September 30, 2004	December 31, 2004	April 3, 2005

Sales	$29,955,818	$28,631,601	$26,703,441	$29,989,452
Gross margin	8,585,476	8,317,624	6,939,014	5,764,071
Net income	2,929,304	2,406,084	1,773,124	983,497
Basic and diluted earnings per share	$.29	$.24	$.17	$.10

FINANCIAL CONDITION

LIQUIDITY

Cash provided by operations in the fiscal year ended April 2, 2006 was $9,457,722 compared to $12,617,158 in the fiscal year ended April 3, 2005 and $7,411,596 in the fiscal year ended March 28, 2004. The decrease in the fiscal year ended April 2, 2006 compared to the fiscal year ended April 3, 2005 was due primarily to the timing of liability payments and an increase in inventory primarily associated with cost increases. The increase in the fiscal year ended April 3, 2005 compared to the fiscal year ended March 28, 2004 was due primarily to the timing of liability payments and the $3 million litigation settlement that was paid in fiscal 2004. These amounts were partially offset by an increase in accounts receivable, primarily as a result of the increase in sales.

Cash and investments available-for-sale of $25,790,392 at April 2, 2006 decreased by $1,016,993 as compared with the $26,807,385 available as of April 3, 2005, primarily because of changes in working capital accounts and higher capital expenditures. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consist of investment contracts with high-rated, stable insurance companies; marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and mutual funds carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within

10 years. The Company invests in mutual funds with characteristics similar to the fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At April 2, 2006, $5,293,341 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired and have maturity dates of one year or longer. These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

As of April 2, 2006, the Company had an investment portfolio of fixed income securities of $8,855,211, a mutual fund of $7,518,838, and $9,781,343 classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The Company recorded a loss of $280,699 in the fiscal year ended April 2, 2006 due to declines in market value that were deemed other than temporary. The mutual fund held by the Company as of April 2, 2006 is a short-term bond fund that invests primarily in investment grade securities.

CAPITAL EXPENDITURES

Capital expenditures in the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004 were $6,948,010, $5,922,862, and $4,897,551, respectively. Significant capital expenditures during the fiscal year ended April 2, 2006 consisted of approximately $2,000,000 for warehouse expansions including new equipment associated with the additional space, approximately $2,000,000 for software and hardware data processing equipment associated with the Company’s implementation of an ERP system and approximately $1,200,000 for transportation equipment consisting primarily of new route sales trucks and tractor trailer delivery trucks. We anticipate capital expenditures in fiscal 2007 to be comparable with the three previous years and they will primarily relate to facilities improvement projects and new route sales trucks.

DIVIDENDS

We increased our semi-annual cash dividend by 11.1% during the second quarter of fiscal 2006 to $0.20 per share from $0.18 per share. The Company first started paying cash dividends in 1985 and has done so each year since that time. Future dividend levels will be dependent upon Hawkins’ results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments due by period
Contractual Obligation	2007	2008	2009	2010	2011	More than 5 Years	Total

Operating lease obligations	$227,232	$180,072	$185,523	$187,023	$187,023	$2,878,182	$3,845,055
Purchase obligations (1)	15,644,674	—	—	—	—	—	15,644,674
Total	$15,871,906	$180,072	$185,523	$187,023	$187,023	$2,878,182	$19,489,729

(1)             The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year.

OUTLOOK

Expected future cash flows from operations, coupled with the Company’s strong financial position, put the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long term. If the need to obtain additional capital does arise, management is confident that the Company’s total debt to capital ratio puts it in a position to obtain debt financing on favorable terms, however there are no assurances that this will occur.

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

Revenue Recognition—The Company recognizes revenue when title passes to our customers, which occurs primarily when product has been shipped, if there is evidence that the customer has agreed to purchase the products, performance has occurred, the price and terms of sale are fixed, and collection of the receivable is reasonably assured.

Investments—Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities,” and FASB Staff Position (FSP) FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the general market conditions, including factors such as industry and sector performance, rating agency actions, and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

Allowance for Doubtful Accounts—Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from customers located in the United States. The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and credit worthiness of each customer. Management evaluates the adequacy of the reserve for doubtful accounts on a quarterly basis. There can be no assurance that our estimates will match actual amounts ultimately written off.

Inventories—Inventories are valued at the lower of cost or market. On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down the value of inventory deemed obsolete or excess to market. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

LIFO Reserve—Inventories are primarily valued with cost being determined using the last-in, first-out (LIFO) method. We may incur significant fluctuations in our gross margins due primarily to changes in the cost of a single, large-volume component of inventory. The price of this inventory component may vary depending on the balance between supply and demand. Management reviews the LIFO reserve on a quarterly basis.

Impairment of Long-Lived Assets—We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization and property, plant, and equipment, when events and changes in circumstances warrant such a review, such as prolonged industry downturn or significant reductions in projected future cash flows. The carrying value of long-lived assets is considered impaired when the projected future undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. We periodically review the appropriateness of the estimated useful lives of our long-lived assets. Changes in these estimates could have a material effect on the assessment of long-lived assets.

Self Insurance—The Company purchases insurance for employee medical benefits with high deductibles. Third party insurance is carried for what is believed to be the major portion of potential exposures that would exceed the Company’s self-insured retentions. The Company has established a liability for potential uninsured claims. The Company considers factors such as known outstanding claims, historical experience, and other relevant factors in setting the liability. These reserves are monitored and adjusted when warranted by changing circumstances. Though management considers these balances adequate, a substantial change in the number and/or severity of claims would result in materially different amounts for this item.

Income Taxes—In the preparation of the Company’s financial statements, management calculates income taxes. This includes estimating the current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is established to the extent that management believes that recovery is not likely. Reserves are also established for potential and ongoing audits of federal and state tax issues. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. Valuations related to amounts owed and tax rates could be impacted by changes to tax codes, changes in statutory tax rates, the Company’s future taxable income levels and the results of tax audits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See ITEM 8, Note 1 of the Notes to Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

ITEM 7A.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At April 2, 2006, the Company had an investment portfolio of fixed income securities of $8,855,211, a mutual fund of $7,518,838, investment contracts of $3,451,339 and cash and cash equivalents of $6,330,004. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The investment contracts are variable rate insurance contracts that reset on a quarterly basis. A hypothetical 1% change in rates would impact investment income by approximately $34,500, based upon the amount of variable rate insurance contracts held at April 2, 2006. The Company adjusts the carrying value of its investments if an impairment occurs that is other than temporary.

The Company is subject to the risk inherent in the cyclical nature of commodity chemical prices. However, the Company does not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We generally attempt to pass changes in material prices to our customers, however, there are no assurances that we will be able to pass on the increases in the future.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hawkins, Inc.
Minneapolis, MN

We have audited the accompanying balance sheets of Hawkins, Inc. (the “Company”) as of April 2, 2006 and April 3, 2005, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 2, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hawkins, Inc. as of April 2, 2006 and April 3, 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 2, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, MN
June 13, 2006

HAWKINS, INC.
BALANCE SHEETS

	April 2, 2006	April 3, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,330,004	$4,564,790
Investments available-for-sale	14,167,047	6,672,521
Trade receivables - less allowance for doubtful accounts: 2006, $225,000; 2005, $225,000	16,185,560	13,673,953
Inventories	10,449,671	8,587,610
Prepaid expenses and other current assets (Note 8)	2,314,458	2,223,798
Total current assets	49,446,740	35,722,672

PROPERTY, PLANT, AND EQUIPMENT:
Land	1,349,805	808,491
Buildings and improvements	30,080,775	28,430,587
Machinery and equipment	14,150,782	12,869,811
Transportation equipment	9,012,104	8,383,235
Office furniture and equipment including computer systems	9,594,885	7,263,198
	64,188,351	57,755,322
Less accumulated depreciation	29,466,612	26,781,709
Net property, plant, and equipment	34,721,739	30,973,613

OTHER ASSETS:
Intangible assets — less accumulated amortization: 2006, $1,418,491; 2005, $1,870,719	2,064,542	2,492,330
Long-term investments	5,658,341	16,085,074
Other	2,165,372	2,384,429
Total other assets	9,888,255	20,961,833
	$94,056,734	$87,658,118

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable—trade	$8,695,396	$5,946,189
Dividends payable	2,034,299	1,846,321
Accrued payroll and employee benefits	4,426,356	3,954,968
Container deposits	990,267	1,095,948
Other accruals	1,421,409	1,414,558
Total current liabilities	17,567,727	14,257,984

OTHER LONG-TERM LIABILITIES	127,644	22,145

DEFERRED INCOME TAXES	265,324	1,178,422

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $.05 par value; 10,171,496 and 10,257,341 shares issued and outstanding, respectively	508,575	512,867
Additional paid-in capital	37,056,103	38,232,076
Unearned compensation		(198,702)
Accumulated other comprehensive loss	(125,754)	(196,031)
Retained earnings	38,657,115	33,849,357
Total shareholders’ equity	76,096,039	72,199,567
	$94,056,734	$87,658,118

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF INCOME

	Fiscal Year Ended April 2, 2006	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004

Sales	$143,331,250	$115,280,312	$107,028,131

Cost of sales	(110,112,108)	(85,674,127)	(79,053,842)

Gross margin	33,219,142	29,606,185	27,974,289

Selling, general and administrative expenses	(21,513,444)	(18,089,829)	(16,793,094)

Litigation settlement (Note 7)	1,056,520		(3,000,000)

Income from operations	12,762,218	11,516,356	8,181,195

Investment income	892,289	1,120,775	825,689

Income before income taxes	13,654,507	12,637,131	9,006,884

Provision for income taxes	(4,768,354)	(4,545,122)	(3,255,000)

Net income	$8,886,153	$8,092,009	$5,751,884

Weighted average number of shares outstanding-basic	10,199,194	10,216,688	10,216,688

Weighted average number of shares outstanding-diluted	10,211,834	10,222,669	10,216,688

Earnings per share - basic and diluted	$.87	$.79	$.56

Cash dividends declared per common share	$.40	$.36	$.36

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Unearned	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
BALANCE—March 30, 2003	10,216,688	$510,834	$37,747,492	$—	$27,376,115	$79,063	$65,713,504
Cash dividends					(3,678,008)		(3,678,008)
Comprehensive income:
Unrealized gain on investments available for sale						117,265	117,265
Net income					5,751,884		5,751,884
Comprehensive income							5,869,149
BALANCE—March 28, 2004	10,216,688	510,834	37,747,492		29,449,991	196,328	67,904,645
Cash dividends					(3,692,643)		(3,692,643)
Restricted stock issued	40,653	2,033	484,584	(486,617)			—
Amortization of unearned compensation				287,915			287,915
Comprehensive income:
Unrealized loss on investments available for sale						(392,359)	(392,359)
Net income					8,092,009		8,092,009
Comprehensive income							7,699,650
BALANCE—April 3, 2005	10,257,341	512,867	38,232,076	(198,702)	33,849,357	(196,031)	72,199,567
Cash dividends					(4,078,395)		(4,078,395)
Shares surrendered for payroll taxes	(10,487)	(524)	(123,221)				(123,745)
Litigation settlement	(75,358)	(3,768)	(1,052,752)				(1,056,520)
Amortization of unearned compensation				198,702			198,702
Comprehensive income:
Unrealized gain on investments available for sale						70,277	70,277
Net income					8,886,153		8,886,153
Comprehensive income							8,956,430
BALANCE—April 2, 2006	10,171,496	$508,575	$37,056,103	$—	$38,657,115	$(125,754)	$76,096,039

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF CASH FLOWS

	Fiscal	Fiscal	Fiscal
	Year Ended	Year Ended	Year Ended
	April 2, 2006	April 3, 2005	March 28, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,886,153	$8,092,009	$5,751,884
Reconciliation to cash flows:
Depreciation and amortization	3,688,448	4,522,861	2,992,104
Deferred income taxes	(953,694)	23,033	270,612
Restricted stock compensation expense	198,702	287,915
Adjustment of notes receivable reserve		(658,134)
Impairment of intangibles	176,000
Impairment of investments	280,699
Earnings on other assets		(6,854)	(41,642)
(Gain) loss from property disposals	(159,192)	134,439	69,716
Litigation settlement	(1,056,520)
Changes in operating accounts (using) providing cash:
Trade receivables	(2,511,607)	(2,365,102)	(55,280)
Inventories	(1,862,061)	299,471	511,257
Accounts payable	2,128,099	1,194,140	(1,102,671)
Accrued liabilities	466,599	(18,745)	69,502
Other	176,096	1,112,125	(1,053,886)
Net cash provided by operating activities	9,457,722	12,617,158	7,411,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(6,948,010)	(5,922,862)	(4,897,551)
Purchase of investments	(2,069,866)	(11,491,472)	(8,506,919)
Sale and maturities of investments	4,822,151	11,201,957	9,630,392
Proceeds from property disposals	236,492	110,283	53,250
Payments received on notes receivable	157,142	176,083	192,489
Net cash used in investing activities	(3,802,091)	(5,926,011)	(3,528,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,890,417)	(3,685,326)	(3,678,008)
Net cash used in financing activities	(3,890,417)	(3,685,326)	(3,678,008)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,765,214	3,005,821	205,249

CASH AND CASH EQUIVALENTS—
Beginning of period	4,564,790	1,558,969	1,353,720

CASH AND CASH EQUIVALENTS—
End of period	$6,330,004	$4,564,790	$1,558,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Issuance of restricted stock	$	$486,617	$
Cash paid during the year for income taxes	$5,608,626	$3,374,364	$3,897,997
Noncash investing activities—
Capital expenditures in accounts payable	$461,577	$214,644	$367,566

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

Fiscal Year—The Company’s fiscal year is a 52/53-week year ending on the Sunday closest to March 31. The fiscal year ended April 2, 2006 was a 52-week year, April 3, 2005 was a 53-week year, and the fiscal year ended March 28, 2004 was 52-week year.

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

Revenue Recognition— The Company recognizes revenue when title passes to our customers, which occurs primarily when product has been shipped, if there is evidence that the customer has agreed to purchase the products, performance has occurred, the price and terms of sale are fixed, and collection of the receivable is reasonably assured.

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

Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Available-for-sale securities are included in current assets if their market value exceeds its amortized cost and are available to fund current operations. Available-for-sale securities whose market value is less than its amortized cost that have not been identified as other-than-temporarily impaired are classified as current assets if the security matures in less than one year and are classified as non-current assets if the security matures in one year or longer. Available-for-sale securities with a market value of $5,293,341 and $15,570,000 were classified as non-current at April 2, 2006 and April 3, 2005, respectively.

All securities with gross unrealized losses are subjected to the Company’s process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amortized cost of the investment. On a case-by-case basis, the Company considers the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and the Company’s investment horizon. A loss of $280,699 was recorded in the fiscal year ended April 2, 2006 due to declines in market value that were deemed other than temporary. The Company does not engage in trading activities.

Inventories—Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (“LIFO”) method. The Pharmaceutical segment’s inventory cost is determined using the first-in, first-out (“FIFO”) method, which represents approximately 12% and 16% of the total FIFO inventory balance at April 2, 2006 and April 3, 2005, respectively.

Property, Plant and Equipment—Property is stated at cost and depreciated over the lives of the assets, using both straight-line and declining-balance methods. Estimated lives are: 10 to 50 years for buildings and improvements; 3 to 15 years for machinery and equipment; 3 to 10 years for transportation equipment; and 3 to 10 years for office furniture and equipment.

Intangible Assets—Intangible assets consist primarily of customer lists, trademarks, and trade names acquired in previous business acquisitions. The values assigned to the intangible assets are being amortized primarily over 15 years. As of April 2, 2006, the Company had net intangible assets of $2,064,542. During the fiscal year ended April 2, 2006 the Company determined that the intangible assets associated with the acquisition of Industrial Chemical and Equipment Company in 1993, an asset group within the Industrial segment, were impaired based on undiscounted cash flow calculations. The undiscounted cash flow calculations took into consideration the business outlook over the remaining useful life for this asset group. The sum of expected future cash flows was less than the carrying amount of the intangible assets. The impairment amount was $176,000, which also represented the net book value of the intangible assets at that time. The amount of the impairment is included within Selling, General and Administrative expense in the Statement of Income for the fiscal year ended April 2, 2006. Amortization expense was $251,788 during the fiscal year ended April 2, 2006, $285,848 during the fiscal year ended April 3, 2005, and $283,485 during the fiscal year ended March 28, 2004. The estimated amortization expense for each of the next five years is approximately $225,000 per year.

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

Management Agreement—During fiscal 2006, the Company entered into a consulting agreement with a member of its Board of Directors to provide consulting services for certain strategic projects. Consulting fees of $35,000 were expensed in fiscal 2006.

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

At April 2, 2006, the Company also had an investment portfolio of fixed income securities and a mutual fund, excluding $9,781,343 of those classified as cash and cash equivalents and variable rate securities, of $8,855,211 and $7,518,838, respectively. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact on net income or cash flows. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The mutual fund held by the Company as of April 2, 2006 is a short-term bond fund that invests primarily in investment grade securities. During the fiscal year ended April 2, 2006, a loss of $280,699 was recognized due to other than temporary declines in market value.

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

Accounting Pronouncements— In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  Issue No. 04-10 clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of SFAS No. 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131. Issue No. 04-10 is to be applied by retroactive restatement of previous periods. Adoption of Issue No. 04-10 did not have an impact on our operating results and financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  This statement amends Chapter 4 of Accounting Research Bulletin (ARB) No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The new standard, effective for the Company starting on April 3, 2006 is not expected to have a material impact on operating results or financial condition.

During December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and is effective for public companies for annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways — the modified prospective transition method or the modified retrospective transition method. The new standard, effective for the Company starting on April 3, 2006 is not expected to have a material impact on operating results or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”   SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us on April 3, 2006. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position, results of operations or cash flow.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and requires a liability to be recorded for a conditional obligation if the fair value of the obligation can be reasonably estimated. FIN 47 maintains the notion of a liability being recognized when a legal obligation exists, but clarifies the timing of accrual recognition. This Interpretation is effective for fiscal years ending after December 15, 2005. See Note 7.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes.” SFAS 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles and changes required by a new accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principles to prior periods’ financial statements versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company will apply this literature in the event of changes in accounting principle and error corrections.

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” Issue No. 05-6 clarifies the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The consensus reached would enable an entity to amortize leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term over the shorter of the useful life of the assets or a term that includes required lease periods and renewal periods that are deemed to be reasonably assured at the date the leasehold improvements are capitalized. The EITF clarified that the consensus in this Issue does not apply to preexisting leasehold improvements. The adoption of this EITF did not have a material impact to the Company’s operating results or financial condition.

In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FAS 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company is required to apply FAS 115-1 to reporting periods beginning after December 15, 2005. Adoption of FAS 115-1 did not have a material impact on our operating results and financial condition.

2.                                      INVESTMENTS

The amortized cost and fair value by maturity as of April 2, 2006 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within 1 Year:
Fixed Income Securities	$—	$—	$3,235,680	$3,196,870
Investment Contracts			3,451,339	3,451,339
Within 1 Year			6,687,019	6,648,209

1-5 Years			4,896,777	4,751,563
5-10 Years	250,000	259,760
After 10 Years	115,000	121,084	564,008	541,778
Equity Securities - Mutual Fund			7,518,838	7,518,838
	$365,000	$380,844	$19,666,642	$19,460,388

The amortized cost and fair value of investment securities available-for-sale as of April 2, 2006 and April 3, 2005 were as follows:

	April 2, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Income Securities:
U.S. Corporate Securities	$7,172,034	$—	$(156,856)	$7,015,178
U.S. Government Agency Securities	1,524,431	—	(49,398)	1,475,033
States and Political Subdivisions	—	—	—	—
Total Fixed Income Securities	$8,696,465	$—	$(206,254)	$8,490,211
Marketable Equity Securities - Mutual Fund - Short-term Bond Fund	$7,518,838	$—	$—	$7,518,838
Total Equity Securities	$7,518,838	$—	$—	$7,518,838

	April 3, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed Income Securities:
U.S. Corporate Securities	$7,466,486	$13,467	$(136,925)	$7,343,028
U.S. Government Agency Securities	2,133,674	630	(37,590)	2,096,714
States and Political Subdivisions	1,418,643	788	(661)	1,418,770
Total Fixed Income Securities	$11,018,803	$14,885	$(175,176)	$10,858,512
Marketable Equity Securities - Mutual Fund - Short-term Bond Funds	$8,185,015	$19,362	$(166,102)	$8,038,275
Total Equity Securities	$8,185,015	$19,362	$(166,102)	$8,038,275

Additionally, the Company’s available-for-sale investments include investment contracts with highly rated, stable insurance companies of $3,451,339 and $3,345,808 as of April 2, 2006 and April 3, 2005, respectively with fair values that approximate amortized cost. Proceeds from the sale of investments were $4,822,151, $11,201,957 and $9,630,392 for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004, respectively. The Company recorded a loss of $280,699 in the fiscal year ended April 2, 2006 due to declines in fair value of a mutual fund that was deemed other than temporary. The mutual fund held as of April 2, 2006 is a short-term bond fund that invests primarily in investment grade securities. Realized gains and losses were not material for the fiscal years ended April 3, 2005 and March 28, 2004.

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at April 2, 2006 and April 3, 2005:

	April 2, 2006
			Equal to or Greater
	Less Than 12 Months		Than 12 Months		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed Income Securities:
U.S. Corporate Securities	$1,109,963	$(23,774)	$5,905,215	(133,082)	$7,015,178	$(156,856)
U.S. Government Agency Securities	390,755	(3,185)	1,084,278	(46,213)	1,475,033	(49,398)
States and Political Subdivisions	—	—	—	—	—	—
Total Fixed Income Securities	$1,500,718	$(26,959)	$6,989,493	$(179,295)	$8,490,211	$(206,254)

Marketable Equity Securities:
Mutual Fund - Short-term Bond Fund	$—	$—	$—	$—	$—	$—
Total Equity Securities	$—	$—	$—	$—	$—	$—

	April 3, 2005
			Equal to or Greater
	Less Than 12 Months		Than 12 Months		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed Income Securities:
U.S. Corporate Securities	$6,228,618	$(120,716)	$543,137	$(16,209)	$6,771,755	$(136,925)
U.S. Government Agency Securities	1,249,048	(24,556)	711,911	(13,034)	1,960,959	(37,590)
States and Political Subdivisions	1,012,314	(661)	—	—	1,012,314	(661)
Total Fixed Income Securities	$8,489,980	$(145,933)	$1,255,048	$(29,243)	$9,745,028	$(175,176)

Marketable Equity Securities:
Mutual Fund - Short-term Bond Fund	$7,490,034	$(166,102)	$—	$—	$7,490,034	$(166,102)
Total Equity Securities	$7,490,034	$(166,102)	$—	$—	$7,490,034	$(166,102)

There were 51 and 52 investments in an unrealized loss position as of April 2, 2006 and April 3, 2005, respectively. The Company believes that the unrealized losses in the investment portfolio are the result of increases in market interest rates and not from the deterioration in the creditworthiness of the issuer. The majority of the investments have contractual terms, which do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The U.S. Government agency securities are guaranteed by an agency of the U.S. Government and the obligations of the state and political subdivisions are general obligations of public entities. The Company has the ability and intent to hold these investments until a recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired. The mutual fund held by the Company as of April 2, 2006 is a short-term bond fund that invests primarily in investment grade securities. As of April 2, 2006, a loss of $280,699 has been recognized due to other than temporary declines in market value.

3.                                      INVENTORIES

Inventories at April 2, 2006 and April 3, 2005 consisted of the following:

	2006	2005

Finished goods (FIFO basis)	$14,308,515	$11,079,390
LIFO reserve	(3,858,844)	(2,491,780)
Net inventory	$10,449,671	$8,587,610

Inventories valued under the LIFO method at April 2, 2006 and April 3, 2005 were $12,493,488 and $9,251,434, respectively. The balance of the inventory was valued under the FIFO method.

In fiscal 2006 the LIFO reserve increased by $1,367,064. The increase in the LIFO reserve was caused by a significant increase in the cost of a single, large-volume component of inventory and increases in inventory costs in general. During the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004, the Company liquidated certain LIFO inventory layers that were at lower costs than current costs. The impact of the liquidation on cost of sales was approximately $200,000 for the fiscal year ended April 3, 2005 and was not material for the fiscal years ended April 2, 2006 and March 28, 2004.

4.                                      NOTES RECEIVABLE

The Company has three notes receivable related to the sales of Tessman Seed, Inc., certain land and a building, and The Lynde Company. At April 2, 2006 and April 3, 2005, the net balances outstanding on the notes receivable were $2,098,164 and $2,255,306, respectively. The current portion of $170,184 and $157,142 at April 2, 2006 and April 3, 2005, respectively, are included within prepaid expenses and other current assets and the remaining balances are included within other assets. The notes receivable bear interest at 8% and are due in equal monthly installments of $36,204 through September 1, 2010 at which time the remaining unpaid balance of $1,213,163 is due. Land and a building, and a personal guarantee secure the notes receivable. The Company reassesses the collectability of these receivables periodically and has determined that a reserve is not necessary at April 2, 2006 and April 3, 2005.

5.                                      COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, were as follows:

	2006	2005	2004

Net income	$8,886,153	$8,092,009	$5,751,884
Available-for-sale investments unrealized gain/(loss)**	70,277	(392,359)	117,265
Comprehensive Income	$8,956,430	$7,699,650	$5,869,149

** The 2006 amount includes a reclassification adjustment for losses included in net income of $93,914, net of tax.

6.                                      PENSION AND EMPLOYEE STOCK OWNERSHIP PLANS

The Company has a defined contribution pension plan covering substantially all of its non-bargaining employees. Pension expense for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004 were $1,937,499, $1,688,240, and $1,606,085, respectively. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. The Company’s cost for the pension plan was determined as 15% of each employee’s covered compensation in the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004. Amounts charged to pension expense and contributed to union multi-employer pension plans (not included in the above amounts) were not material. It is the Company’s policy to fund all pension costs accrued.

The Company has an employee stock ownership plan covering substantially all of its non-bargaining employees. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. Contributions for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004 were $613,274, $564,558, and $544,189, respectively.

The Company has an employee stock purchase plan covering substantially all of its employees. A Company contribution of 75% of each employee’s contribution, up to a maximum of $375 per month, is made on a monthly basis. Contributions for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004 were $525,874, $469,198, and $435,393, respectively.

During the fiscal year ended April 3, 2005, the Company issued 40,653 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity. Restricted stock expense for the fiscal years ended April 2, 2006 and April 3, 2005 were $198,702 and $287,915, respectively. There was no restricted stock expense in the fiscal year ended March 28, 2004.

The Company does not currently offer any other significant post-retirement or post-employment benefits.

7.                                      COMMITMENTS AND CONTINGENCIES

Leases—The Company has various operating leases for trucks and land and buildings on which some of its operations are located. Future minimum lease payments due under operating leases with an initial term of one year or more at April 2, 2006 are $227,232 in 2007, $180,072 in 2008, $185,523 in 2009, $187,023 in 2010, $187,023 in 2011, and $2,878,182 thereafter. Total rental expense for the fiscal years ended April 2, 2006, April 3, 2005, and March 28, 2004 were as follows:

	2006	2005	2004

Minimum rentals	$287,888	$243,960	$179,908
Contingent rentals	73,776	65,639	42,931
Total rental expense	$361,664	$309,599	$222,839

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

On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company. The settlement agreement requires the defendants to surrender to the Company 75,358 shares of the Company’s common stock. The agreement also terminates the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions. The settlement agreement calls for the parties to execute mutual releases and a stipulation of dismissal. Litigation settlement income of $1,056,520 was recorded in the Pharmaceutical segment during the fiscal year ended April 2, 2006 as the Company received 75,358 shares and the executed final releases and stipulations.

The Company is involved in various legal actions arising from the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Asset Retirement Obligations — The Company has two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense. The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143,” the Company has not recorded an asset retirement obligation as of April 2, 2006. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

8.                                      INCOME TAXES

The provisions for income taxes are as follows:

	Fiscal Year Ended April 2, 2006	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004

Federal—current	$4,483,064	$3,578,342	$2,351,497
State—current	1,126,697	943,747	632,891
Deferred	(841,407)	23,033	270,612
Total provision	$4,768,354	$4,545,122	$3,255,000

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below. Included within “Other” below for the fiscal year ended April 2, 2006 is a $363,000 tax benefit recognized due to adjustments to deferred tax estimates.

	Fiscal Year Ended April 2, 2006	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004

Statutory federal income tax	$4,779,077	$4,422,996	$3,152,409
State income taxes, net of federal deduction	621,195	648,194	506,730
Tax-exempt income	(10,408)	(27,634)	(83,458)
ESOP dividend deduction on allocated shares	(226,214)	(209,578)	(221,447)
Domestic production deduction	(70,000)
Other—net	(325,296)	(288,856)	(99,234)
Total	$4,768,354	$4,545,122	$3,255,000

The tax effects of items comprising the Company’s net deferred tax asset (liability) as of April 2, 2006 and April 3, 2005 are as follows:

	2006	2005

Current deferred taxes:
Trade receivables	$87,750	$87,750
Inventory	439,766	415,692
Accruals	266,047	262,806
Other	(7,803)	121,703
Total*	$785,760	$887,951

Noncurrent deferred taxes:
Excess of tax over book depreciation	$(539,398)	$(1,224,157)
Unrealized loss on investments	80,500	111,000
Gain on sale of The Lynde Company		(72,393)
Capital loss carryforward	109,473
Other	84,101	7,128
Total	$(265,324)	$(1,178,422)

* Included in prepaid expenses and other current assets on the balance sheet.

9.                                      ST. MARY’S CHEMICALS, INC. ACQUISITION

On May 26, 2000, the Company completed the acquisition of certain assets of St. Mary’s Chemicals, Inc. d.b.a. Universal Chemicals. Universal Chemicals, a Minnesota-based company, was engaged in the business of marketing, selling, and distributing pharmaceutical chemicals to pharmacies and pharmacy wholesalers. The Company also entered into a five-year employment agreement with one of the previous owners of Universal Chemicals and consulting agreements with the other two previous owners of Universal Chemicals. The employment agreement and consulting agreements contained performance bonuses and noncompete provisions. The employment and consulting agreements have expired and the noncompete provisions were terminated as part of the settlement of indemnification litigation against the previous owners (see Note 7).

10.                               SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Pharmaceutical**	Total
Fiscal Year Ended April 2, 2006:
Sales	$84,192,397	$48,946,914	$10,191,939	$143,331,250
Cost of sales	69,160,512	33,859,254	7,092,342	110,112,108
Income from operations	$2,367,035	$8,770,739	$1,624,444	$12,762,218

Identifiable assets*	$42,170,943	$17,587,618	$5,761,116	$65,519,677

*                    Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $28,537,057 at April 2, 2006.

**             The Pharmaceutical segment recorded $1,056,520 in pretax gain from the litigation settlement during fiscal 2006.

Fiscal Year Ended April 3, 2005:
Sales	$64,130,067	$41,529,630	$9,620,615	$115,280,312
Cost of sales	50,713,339	28,512,805	6,447,983	85,674,127
Income from operations	$3,372,624	$7,516,673	$627,059	$11,516,356

Identifiable assets*	$35,667,914	$16,384,456	$5,930,442	$57,982,812

*                    Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $29,675,306 at April 3, 2005.

Fiscal Year Ended March 28, 2004:
Sales	$59,313,229	$39,281,149	$8,433,753	$107,028,131
Cost of sales	46,928,930	26,475,965	5,648,947	79,053,842
Income (loss) from operations	$3,395,421	$7,225,199	$(2,439,425)	$8,181,195

Identifiable assets*	$34,942,225	$13,566,741	$5,770,884	$54,279,850

*                    Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $28,337,055 at March 28, 2004.

**             The Pharmaceutical segment recorded $3,000,000 in pretax loss from the litigation settlement during fiscal 2004.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.                                           CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that as of April 2, 2006, the disclosure controls and procedures for Hawkins, Inc. were effective to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of Hawkins, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to ensure that material information regarding our operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time so too may the effectiveness of internal controls.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management evaluated our internal control over financial reporting as of April 2, 2006, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of April 2, 2006.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears herein on page 33.

/s/ JOHN R. HAWKINS	/s/ MARVIN E. DEE
John R. Hawkins	Marvin E. Dee
Chief Executive Officer	Chief Financial Officer
June 16, 2006	June 16, 2006

Changes in Internal Control

The Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of April 3, 2005, the Company’s assessment of the effectiveness of its internal control over financial reporting identified material weaknesses in the Company’s internal control over financial reporting in the financial close and reporting process. These material weaknesses in internal control permitted (i) inadequate support of the account balances for the allowance for uncollectible note receivable, deferred tax liability and customer container deposits, and (ii) improper application of GAAP related to the selection and application of depreciation lives of certain fixed assets and the amortization period of leasehold improvements for assets placed in service in previous years. As discussed in prior filings with the SEC, the Company identified and addressed the following remediation steps to address the material weaknesses:

•                  We implemented additional procedures within our financial close and reporting process to analyze for accuracy and adjust all material accounts on a timely basis.

•                  We have updated our GAAP and other checklists to ensure guidance is current and complete.

•                  The Company currently has in place a policy that requires a review by the finance department of all new material contracts, including leases.

•                  We have evaluated and will continue to evaluate our financial organization to determine the most appropriate and effective use of our current resources and to determine if additional resources are necessary to support the financial reporting process.

•                  We have assessed and will continue to assess the need for additional ongoing employee training as it relates to the evolving financial reporting environment and new emerging accounting issues.

There were no other changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended April 2, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hawkins, Inc.
Minneapolis, MN

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that Hawkins, Inc. (the “Company”) maintained effective internal control over financial reporting as of April 2, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 2, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended April 2, 2006, of the Company and our reports dated June 13, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, MN
June 13, 2006

ITEM 9B.                                             OTHER INFORMATION

Not applicable

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by this reference. Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

ITEM 11.                                               EXECUTIVE COMPENSATION.

The information under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
 RELATED STOCKHOLDER MATTERS.

The information under the caption “Security Ownership of Management and Beneficial Ownership” and under the heading “Equity Compensation Plan Information” in the Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the captions “Election of Directors” and “Related Party Transactions” in the Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 14.                                               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Independent Auditors’ Fees” in the Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)                    FINANCIAL STATEMENTS OF THE COMPANY.

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Balance Sheets at April 2, 2006 and April 3, 2005.

Statements of Income for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004.

Statements of Shareholders’ Equity for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004.

Statements of Cash Flows for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004.

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

Report of Independent Registered Public Accounting Firm.

The following financial statement schedule for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004:

Schedule II - Valuation and Qualifying Accounts.

(a)(3)                   EXHIBITS.

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Retirement Agreement dated December 2, 1998 between the Company and Howard M. Hawkins. (3)	Incorporated by Reference
10.2	Description of Director Compensation Arrangements. (4)	Incorporated by Reference
10.3	Description of Consulting Arrangement with John S. McKeon. (5)	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)      Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)  Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(3)  Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended April 3, 2005.

(4)  Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated September 21, 2005 and filed September 26, 2005.

(5)  Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated May 3, 2006 and filed May 8, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2006.

HAWKINS, INC.

By	/s/ JOHN R. HAWKINS
John R. Hawkins, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on June 16, 2006.

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

/s/ EAPEN CHACKO
Eapen Chacko, Director

/s/ G. ROBERT GEY
G. Robert Gey, Director

/s/ DARYL I. SKAAR
Daryl I. Skaar, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hawkins, Inc.
Minneapolis, MN

We have audited the financial statements of Hawkins, Inc. (the “Company”) as of April 2, 2006 and April 3, 2005, and for each of the three years in the period ended April 2, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 2, 2006, and the effectiveness of the Company’s internal control over financial reporting as of April 2, 2006, and have issued our reports thereon dated June 13, 2006; such financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 13, 2006

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 2, 2006, APRIL 3, 2005 AND MARCH 28, 2004

		Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	To Other	Deductions	Balance at
Description	of Year	Expenses	Accounts	Write-Offs	End of Year

Reserve deducted from asset to which it applies:

Year Ended April 2, 2006:
Allowance for doubtful accounts	$225,000	$546,730		$546,730	$225,000
Reserve for note receivable	0				0
	$225,000	$546,730		$546,730	$225,000

Year Ended April 3, 2005:
Allowance for doubtful accounts	$275,000	$(17,715)		$32,285	$225,000
Reserve for note receivable	658,134			658,134	0
	$933,134	$(17,715)		$690,419	$225,000

Year Ended March 28, 2004:
Allowance for doubtful accounts	$275,000	$47,432		$47,432	$275,000
Reserve for note receivable	658,134				658,134
	$933,134	$47,432		$47,432	$933,134

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Retirement Agreement dated December 2, 1998 between the Company and Howard M. Hawkins. (3)	Incorporated by Reference
10.2	Description of Director Compensation Arrangements. (4)	Incorporated by Reference
10.3	Description of Consulting Arrangement with John S. McKeon. (5)	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)             Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)             Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(3)             Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended April 3, 2005.

(4)             Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated September 21, 2005 and filed September 26, 2005.

(5)             Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated May 3, 2006 and filed May 8, 2006.