Form 10-Q
period 2006-06-30
HAWKINS INC
filed 2006-08-08
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES  ☒        NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐   Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 08, 2006
Common Stock, par value $.05 per share	10,171,496

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS

	JUNE 30, 2006 (UNAUDITED)	APRIL 2, 2006 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,539,069	$6,330,004
Investments available-for-sale	13,977,433	14,167,047
Trade receivables – net	19,082,379	16,185,560
Inventories	14,690,132	10,449,671
Prepaid expenses and other current assets	1,907,314	2,314,458
Total current assets	54,196,327	49,446,740

PROPERTY, PLANT AND EQUIPMENT- net	34,984,473	34,721,739

INTANGIBLE ASSETS - less accumulated amortization of $1,474,696 and $1,418,491, respectively	2,008,337	2,064,542

LONG-TERM INVESTMENTS	4,869,591	5,658,341

OTHER ASSETS	2,221,132	2,165,372
	$98,279,860	$94,056,734
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$12,567,440	$8,695,396
Dividends payable	—	2,034,299
Accrued payroll and employee benefits	2,859,880	4,426,356
Other current liabilities	3,567,871	2,411,676
Total current liabilities	18,995,191	17,567,727

OTHER LONG-TERM LIABILITIES	124,551	127,644

DEFERRED INCOME TAXES	264,924	265,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,171,496 shares issued and outstanding	508,575	508,575
Additional paid-in capital	37,056,103	37,056,103
Accumulated other comprehensive loss	(126,566)	(125,754)
Retained earnings	41,457,082	38,657,115
Total shareholders’ equity	78,895,194	76,096,039
	$98,279,860	$94,056,734

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED JUNE 30
	2006	2005
	(UNAUDITED)

Sales	$41,460,663	$35,854,527

Cost of sales	30,637,578	25,968,869

Gross margin	10,823,085	9,885,658

Selling, general and administrative expenses	6,636,865	5,898,396

Income from operations	4,186,220	3,987,262

Investment income	301,247	308,224

Income before income taxes	4,487,467	4,295,486

Provision for income taxes	1,687,500	1,546,000

Net income	$2,799,967	$2,749,486

Weighted average number of shares outstanding – basic	10,171,496	10,216,688

Weighted average number of shares outstanding – diluted	10,171,496	10,243,905

Earnings per share - basic and diluted	$.28	$.27

Cash dividends declared per common share	$—	$—

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JUNE 30
	2006	2005
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,799,967	$2,749,486
Reconciliation to cash flows:
Depreciation and amortization	927,682	838,106
Restricted stock compensation expense	—	117,599
Impairment of investments	30,595	—
Loss from property disposals	26,969	20,320
Changes in operating accounts (using) providing cash:
Trade receivables	(2,896,819)	(2,326,017)
Inventories	(4,240,461)	(4,784,213)
Accounts payable	3,311,896	3,201,348
Accrued liabilities	(413,374)	(377,850)
Other	403,993	348,730

Net cash used in operating activities	(49,552)	(212,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(746,145)	(1,245,917)
Purchases of investments	—	(1,809,425)
Sale and maturities of investments	953,135	1,553,362
Proceeds from property disposals	44,644	2,702
Payments received on notes receivable	41,282	38,118

Net cash provided by (used in) investing activities	292,916	(1,461,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,034,299)	(1,846,321)

Net cash used in financing activities	(2,034,299)	(1,846,321)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,790,935)	(3,519,972)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,330,004	4,564,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,539,069	$1,044,818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$386,000	$263,000

Noncash investing activities-
Capital expenditures in accounts payable	$459,679	$515,566

See accompanying notes to condensed financial statements.

HAWKINS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006, previously filed with the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006 filed with the Commission on June 16, 2006.

2.	The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

3.

Inventories, principally valued by the LIFO method, are less than current cost by approximately $3,700,000 and $3,859,000 at June 30, 2006 and April 2, 2006, respectively. Inventory consists principally of finished goods.

4.	Comprehensive income and its components, net of tax, were as follows:
	Three months ended June 30
	2006	2005

Net income	$2,799,967	$2,749,486
Available-for-sale investments unrealized (loss)/gain	(812)	21,850
Comprehensive income	$2,799,155	$2,771,336

5.	In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement amends Chapter 4 of Accounting Research Bulletin (ARB) No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), as well as requiring that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the new standard, effective for the Company starting on April 3, 2006, did not have a material impact on operating results or financial condition.

During December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and is effective for public companies for annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways – the modified prospective transition method or the modified retrospective transition method. The adoption of the new standard, effective for the Company starting on April 3, 2006, did not have a material impact on operating results or financial condition. Historically, the Company has not issued options and as of April 3, 2006 there were no unvested share based payments.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”   SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of the new standard, effective for the Company starting on April 3, 2006, did not have a material impact on operating results or financial condition.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. Interpretation No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The cumulative effect of initially applying FIN No. 48 will be recognized as a change in accounting principle as of the end of the period in which FIN No. 48 is adopted. The Company has begun an evaluation of the impact of applying this interpretation as of April 2, 2007, which will be the effective date of the interpretation for the Company.

6.	The Company is involved in various legal actions arising from the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company has two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense. The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143,” the Company has not recorded an asset retirement obligation as of June 30, 2006. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

7.	The Company has three reportable segments: Industrial, Water Treatment and Pharmaceutical. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total
Three Months Ended June 30, 2006:
Sales	$23,399,342	$15,668,717	$2,392,604	$41,460,663
Cost of sales	18,296,038	10,670,697	1,670,843	30,637,578
Income from operations	$1,288,754	$2,872,200	$25,266	$4,186,220

Three Months Ended June 30, 2005:
Sales	$19,856,322	$13,475,507	$2,522,698	$35,854,527
Cost of sales	15,394,445	8,824,520	1,749,904	25,968,869
Income/(loss) from operations	$1,282,370	$2,770,237	$(65,345)	$3,987,262

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2006 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	Three months ended June 30, 2006		Three months ended June 30, 2005

Sales	$41,461	100.0%	$35,855	100.0%
Cost of sales	30,638	73.9	25,969	72.4
Gross margin	10,823	26.1	9,886	27.6
Selling, general and administrative expenses	6,637	16.0	5,898	16.5
Income from operations	4,186	10.1	3,987	11.1
Investment income	301.7		308	0.9
Income before income taxes	4,487	10.8	4,295	12.0
Provision for income taxes	1,687	4.0	1,546	4.3
Net income	$2,800	6.8%	$2,749	7.7%

Sales increased $5,606,136, or 15.6%, in the three months ended June 30, 2006 as compared to the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 33.8% of sales compared to 35.0% in the comparable period a year ago. The increase in sales was primarily driven by the Industrial and Water Treatment segments, as sales in these segments increased by $3,543,020 or 17.8% and $2,193,210 or 16.3%, respectively, in the three months ended June 30, 2006 over the comparable period last year. The increase in the Industrial segment was primarily attributable to increased sales volumes along existing product lines and selling price increases related to material cost increases in comparison to the prior year. Caustic soda volumes sold were comparable to the prior year. The increase in Water Treatment segment sales resulted from selling price increases associated with increases in material costs and an expansion of products sold to existing customers.

Gross margin, as a percentage of sales, for the three months ended June 30, 2006 was 26.1%, compared to 27.6% for the comparable period a year ago. Gross margin, as a percentage of sales, for the Water Treatment segment was 31.9% for the three months ended June 30, 2006 compared to 34.5% in the comparable period of last year. The decrease is related to product cost increases combined with competitive pressures, which limited the ability to pass on increases in product costs. Industrial segment gross margin, as a percentage of sales, was 21.8% for the three months ended June 30, 2006 compared to 22.5% in the comparable period last year. Changes in product mix and increased product costs were the primary factors for the decrease. The Company attempts to maintain relatively constant dollar margins as product costs increase or decrease. Many of the Company’s products are commodity based and therefore are subject to fluctuations, which is expected to continue in future periods. By attempting to maintain relatively stable dollar margins, the gross margin percentage will decrease when the product costs are increasing and will increase when product costs are decreasing. Gross margin, as a percentage of sales, for the Pharmaceutical segment was 30.2% for the three months ended June 30, 2006 compared to 30.6% in the comparable period last year. The decrease is primarily related to product mix and an increase in operating costs for staffing increases to facilitate future growth.

Selling, general and administrative expenses, as a percentage of sales, for the three months ended June 30, 2006 were 16.0% ($6,636,865) compared to 16.5% ($5,898,396) for the same period one year ago. The dollar increases were mainly due to consulting and contractor fees associated with the Company’s implementation of an Enterprise Resource Planning (ERP) system. Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income of $301,247 for the three months ended June 30, 2006 was comparable to $308,224 earned during the same period one year ago.

PROVISION FOR INCOME TAXES

The effective income tax rate was 37.6% for the three months ended June 30, 2006, compared to 34.9% for the fiscal year ended April 2, 2006. The increase was primarily due to a tax benefit recognized for adjustments to deferred tax estimates during the fiscal year ended April 2, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended June 30, 2006, cash used in operations was $49,552 versus $212,491 for the same period one year ago. The decrease in cash used by operating activities related to changes in current assets and liabilities and an increase in net income. Historically, the Company’s cash requirements increase during the period from April thru September as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, the Company’s accounts receivable balance generally increases during this period. Cash provided by investing activities increased by $1,754,076 for the three months ended June 30, 2006 compared to the same period one year ago, primarily due to a $499,772 reduction in additions to property, plant and equipment and the maturity of investments which were used to fund operations and not reinvested. Capital expenditures during the quarter ended June 30, 2006 consisted primarily of ERP-related additions and facilities improvement projects. Capital expenditures for the remainder of this fiscal year are expected to be comparable with the three previous years and they will primarily relate to facilities improvement projects and new route sales trucks.

Cash, cash equivalents and investments available-for-sale decreased by $2,775,877 from April 2, 2006 to $23,014,515 as of June 30, 2006 due primarily to dividends paid of $2,034,299 during the three-month period ended June 30, 2006. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consists of investment contracts with high-rated, stable insurance companies; marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and a mutual fund carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years. The Company invests in a mutual fund with characteristics similar to its fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At June 30, 2006, $4,498,013 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired and have maturity dates of one year or longer. These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

At June 30, 2006, the Company had an investment portfolio of fixed income securities of $7,880,270, a mutual fund of $7,488,243, and $8,017,580 classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The Company recorded a loss of $30,595 during the three months ended June 30, 2006 due to declines in market value that were deemed other than temporary. The mutual fund held by the Company as of June 30, 2006 is a short-term bond fund that invests primarily in investment grade securities.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at June 30, 2006 puts it in a position to obtain debt financing on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006. The accounting policies used in preparing the Company’s interim fiscal 2007 financial statements are the same as those described in the Company’s Annual Report.

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

Revenue Recognition – The Company recognizes revenue when title passes to our customers, which occurs primarily when product has been shipped, if there is evidence that the customer has agreed to purchase the products, performance has occurred, the price and terms of sale are fixed, and collection of the receivable is reasonably assured.

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

Self Insurance – The Company purchases insurance for employee medical benefits. Third party insurance is carried for what is believed to be the major portion of potential exposures that would exceed the Company’s self-insured retentions. The Company has established a liability for potential uninsured claims. The Company considers factors such as known outstanding claims, historical experience, and other relevant factors in setting the liability. These reserves are monitored and adjusted when warranted by changing circumstances. Though management considers these balances adequate, a substantial change in the number and/or severity of claims could result in materially different amounts for this item.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006, the Company had an investment portfolio of fixed income securities of $7,880,270, mutual funds of $7,488,243, insurance contracts of $3,478,511 and cash and cash equivalents of $4,539,069. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The insurance contracts are variable rate contracts that reset on a quarterly basis. A hypothetical 1% change in rates would impact investment income by approximately $35,000, based upon the amount of variable rate insurance contracts held at June 30, 2006. The Company adjusts the carrying value of its investments down if an impairment occurs that is other than temporary.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control

During the quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006.

ITEM 6.  EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Description of Consulting Arrangement with John S. McKeon. (3)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.
(3)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated May 3, 2006 and filed May 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By: /s/ Marvin E. Dee

Marvin E. Dee

Vice President, Chief Financial Officer, Secretary and Treasurer
(On behalf of the Registrant and as principal financial officer)
Dated: August 8, 2006

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Description of Consulting Arrangement with John S. McKeon. (3)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.
(3)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated May 3, 2006 and filed May 8, 2006.