Form 10-Q
period 2006-09-30
HAWKINS INC
filed 2006-11-09
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐      NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 9, 2006
Common Stock, par value $.05 per share	10,171,496

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2006 (UNAUDITED)	APRIL 2, 2006 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,391,315	$6,330,004
Investments available-for-sale	13,858,844	14,167,047
Trade receivables - net	16,703,276	16,185,560
Inventories	14,662,633	10,449,671
Prepaid expenses and other current assets	1,599,019	2,314,458
Total current assets	52,215,087	49,446,740

PROPERTY, PLANT AND EQUIPMENT – net	35,479,455	34,721,739

INTANGIBLE ASSETS - less accumulated amortization of $1,530,900 and $1,418,491, respectively	1,952,133	2,064,542

LONG-TERM INVESTMENTS	4,483,421	5,658,341

OTHER ASSETS	2,215,989	2,165,372
	$96,346,085	$94,056,734
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$6,660,068	$8,695,396
Dividends payable	2,240,041	2,034,299
Accrued payroll and employee benefits	4,227,899	4,426,356
Other current liabilities	2,895,710	2,411,676
Total current liabilities	16,023,718	17,567,727

OTHER LONG-TERM LIABILITIES	121,501	127,644

DEFERRED INCOME TAXES	316,824	265,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,171,496 shares issued and outstanding	508,575	508,575
Additional paid-in capital	37,056,103	37,056,103
Accumulated other comprehensive loss	(46,117)	(125,754)
Retained earnings	42,365,481	38,657,115
Total shareholders’ equity	79,884,042	76,096,039
	$96,346,085	$94,056,734

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30		SIX MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
	(UNAUDITED)		(UNAUDITED)

Sales	$42,200,162	$36,643,242	$83,660,825	$72,497,769

Cost of sales	31,023,515	27,848,289	61,661,093	53,817,158

Gross margin	11,176,647	8,794,953	21,999,732	18,680,611

Selling, general and administrative expenses	6,482,276	5,189,914	13,119,141	11,088,310

Litigation settlement (Note 6)	—	(1,015,826)	—	(1,015,826)

Income from operations	4,694,371	4,620,865	8,880,591	8,608,127

Investment income	347,757	68,654	649,004	376,878

Income before income taxes	5,042,128	4,689,519	9,529,595	8,985,005

Provision for income taxes	1,896,000	1,688,600	3,583,500	3,234,600

Net income	$3,146,128	$3,000,919	$5,946,095	$5,750,405

Weighted average number of shares outstanding – basic	10,171,496	10,227,209	10,171,496	10,222,065

Weighted average number of shares outstanding – diluted	10,171,496	10,251,181	10,171,496	10,247,623

Earnings per share - basic and diluted	$0.31	$0.29	$0.58	$0.56

Cash dividends declared per common share	$0.22	$0.20	$0.22	$0.20

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30
	2006	2005
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,946,095	$5,750,405
Reconciliation to cash flows:
Depreciation and amortization	1,878,365	1,748,441
Restricted stock compensation expense	—	198,702
Intangible assets impairment	—	176,000
Impairment of investments	30,595	211,859
Loss from property disposals	66,446	37,645
Changes in operating accounts (using) providing cash:
Trade receivables	(517,716)	(1,325,645)
Inventories	(4,212,962)	(7,224,453)
Accounts payable	(1,758,173)	4,227,617
Other liabilities	281,746	(480,950)
Other	493,761	(352,929)

Net cash provided by operating activities	2,208,157	2,966,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,859,147)	(3,504,076)
Purchases of investments	—	(2,068,577)
Sale and maturities of investments	1,588,710	3,266,641
Proceeds from property disposals	74,494	9,631
Payments received on notes receivable	83,396	77,005

Net cash used in investing activities	(1,112,547)	(2,219,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,034,299)	(1,846,321)

Net cash used in financing activities	(2,034,299)	(1,846,321)

DECREASE IN CASH AND CASH EQUIVALENTS	(938,689)	(1,099,005)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,330,004	4,564,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,391,315	$3,465,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$2,823,000	$2,714,000

Noncash investing activities- Capital expenditures in accounts payable	$267,042	$642,423

See accompanying notes to condensed financial statements.

HAWKINS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006, previously filed with the Securities and Exchange Commission (the Commission). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006 filed with the Commission on June 16, 2006.

2.	The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

3.

Inventories, principally valued by the LIFO method, are less than current cost by approximately $3,374,000 and $3,859,000 at September 30, 2006 and April 2, 2006, respectively. Inventory consists principally of finished goods.

4.	Comprehensive income and its components, net of tax, were as follows:

	Three months ended September 30		Six months ended September 30
	2006	2005	2006	2005

Net income	$3,146,128	$3,000,919	$5,946,095	$5,750,405
Available-for-sale investments unrealized gain	80,449	62,672	79,637	84,522
Comprehensive income	$3,226,577	$3,063,591	$6,025,732	$5,834,927

5.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. FIN No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The cumulative effect of initially applying FIN No. 48 will be recognized as a change in accounting principle as of the end of the period in which FIN No. 48 is adopted. The Company has begun an evaluation of the impact of applying this interpretation as of April 2, 2007, which will be the effective date of the interpretation for the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income and expands disclosures. SFAS No. 158 is effective for the Company for the fiscal year end April 1, 2007. The Company does not expect a material impact as a result of adopting SFAS No. 158 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for the Company starting in fiscal 2009. The Company has not determined the impact, if any, the adoption of this statement will have on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of our consolidated financial statements and related disclosures. SAB 108 is effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of the beginning of the fiscal year for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not expect the impact of adopting SAB 108 to have a material impact on its financial statements.

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

The Company has two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the equipment and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense. The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143,” the Company has not recorded an asset retirement obligation as of September 30, 2006. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

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

Reportable Segments	Industrial	Water Treatment	Pharmaceutical*	Total

Three Months Ended September 30, 2006:
Sales	$23,027,848	$16,718,530	$2,453,784	$42,200,162
Gross margin	4,981,466	5,417,211	777,970	11,176,647
Income from operations	$1,193,901	$3,376,603	$123,867	$4,694,371

Three Months Ended September 30, 2005:
Sales	$19,830,558	$14,269,585	$2,543,099	$36,643,242
Gross margin	3,520,031	4,549,278	725,644	8,794,953
Income from operations	$581,513	$2,872,473	$1,166,879	$4,620,865

Six Months Ended September 30, 2006:
Sales	$46,427,190	$32,387,247	$4,846,388	$83,660,825
Gross margin	10,084,770	10,415,231	1,499,731	21,999,732
Income from operations	$2,482,655	$6,248,803	$149,133	$8,880,591

Six Months Ended September 30, 2005:
Sales	$39,686,880	$27,745,092	$5,065,797	$72,497,769
Gross margin	7,981,908	9,200,265	1,498,438	18,680,611
Income from operations	$1,863,883	$5,642,710	$1,101,534	$8,608,127

* The Pharmaceutical segment recorded $1,015,826 in pretax gain from the litigation settlement during the three months ended September 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2006 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30, 2006			SIX MONTHS ENDED SEPTEMBER 30, 2006

Sales	$42,200	100.	0%	$83,661	100.	0%
Cost of sales	31,024	73.	5	61,661	73.	7
Gross margin	11,177	26.	5	22,000	26.	3
Selling, general and administrative expenses	6,482	15.	4	13,119	15.	7
Income from operations	4,694	11.	1	8,881	10.	6
Investment income	348	0.	8	649	0.	8
Income before income taxes	5,042	11.	9	9,530	11.	4
Provision for income taxes	1,896	4.	5	3,584	4.	3
Net income	$3,146	7.	5%	$5,946	7.	1%

	THREE MONTHS ENDED SEPTEMBER 30, 2005			SIX MONTHS ENDED SEPTEMBER 30, 2005

Sales	$36,643	100.	0%	$72,498	100.	0%
Cost of sales	27,848	76.	0	53,817	74.	2
Gross margin	8,795	24.	0	18,681	25.	8
Selling, general and administrative expenses	5,190	14.	2	11,088	15.	3
Litigation settlement	(1,016)	(2.	8)	(1,016)	(1.	4)
Income from operations	4,621	12.	6	8,608	11.	9
Investment income	69	0.	2	377	0.	5
Income before income taxes	4,690	12.	8	8,985	12.	4
Provision for income taxes	1,689	4.	6	3,235	4.	5
Net income	$3,001	8.	2%	$5,750	7.	9%

Sales increased $5,556,920, or 15.2%, in the three months ended September 30, 2006, and increased $11,163,056, or 15.4%, in the six months ended September 30, 2006 as compared to the same periods a year ago. The change was primarily attributable to an increase in sales of non-bulk chemicals. Sales of bulk chemicals, including caustic soda, were approximately 36.4% and 35.1% of sales for the three and six months ended September 30, 2006, respectively, compared to 38.0% and 36.5% in the comparable periods a year ago. Industrial segment sales increased by $3,197,290 in the three months ended September 30, 2006 and increased by $6,740,310 in the six-month period ended September 30, 2006 as compared to the comparable periods in fiscal 2006. The Industrial segment’s sales increase was related to increased sales within existing product lines. Caustic soda volumes sold were comparable to the prior year periods. Water Treatment segment sales increased by $2,448,945 in the three months ended September 30, 2006 and increased $4,642,155 in the six-month period ended September 30, 2006, as compared to the same periods in fiscal 2006. These increases were primarily attributable to selling price increases associated with increases in material costs and an increase in volumes sold to existing customers. Pharmaceutical sales decreased by 3.5% to $2,453,784 for the three months ended September 30, 2006 and decreased by 4.3% to $4,846,388 for the six months ended September 30, 2006 as compared to the same periods in fiscal 2006 due to changes in product mix.

Gross margin, as a percentage of sales, for the three and six months ended September 30, 2006 was 26.5% and 26.3%, respectively, compared to 24.0% and 25.8%, respectively, for the comparable periods of fiscal 2006. For the Industrial segment, gross margin, as a percentage of sales, was 21.6% and 17.8% for the three months ended September 30, 2006 and September 30, 2005, respectively, and 21.7% for the six months ended September 30, 2006 compared to 20.1% for the comparable period in fiscal 2006. The improvement was partially attributable to an improved product mix during the three months ended September 30, 2006. Additionally, due to the LIFO method of valuing inventory, the margin was positively impacted by changes in the cost of caustic soda and changes in inventory levels. Many of the Company’s products are commodity based and therefore are subject to fluctuations, which is expected to continue in future periods. By attempting to maintain relatively stable dollar margins, the gross margin percentage will decrease when the product costs are increasing and will increase when product costs are decreasing. Gross margin, as a percentage of sales, for the Water Treatment segment was 32.4% for the three months ended September 30, 2006 compared to 31.9% in the comparable period of fiscal 2006 and 32.2% for the six-month period ended September 30, 2006 compared to 33.2% for the comparable period of fiscal 2006. The improvement during the three months ended September 30, 2006 was primarily attributable to higher volumes sold and changes in product mix. Gross margin, as a percentage of sales, for the Pharmaceutical segment was 31.7% for the three months ended September 30, 2006 compared to 28.5% in the comparable period of fiscal 2006 and was 30.9% for the six months ended September 30, 2006 compared to 29.6% for the same period a year ago. The increases are primarily related to changes in product mix.

Selling, general and administrative expenses, as a percentage of sales, for the three and six months ended September 30, 2006 were 15.4% ($6,482,276) and 15.7% ($13,119,141), respectively, compared to 14.2% ($5,189,914) and 15.3% ($11,088,310) for the comparable periods a year ago. The dollar increases were mainly due to consulting and contractor fees associated with the Company’s implementation of an Enterprise Resource Planning (ERP) system. Employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income increased by $272,126 for the six months ended September 30, 2006, compared to the same period one year ago. The increase was primarily due to a loss of $211,859 recognized during the quarter ended September 30, 2005 related to a decline in the market value of an investment which was deemed other than temporary and a higher rate of return on the Company’s cash equivalents and marketable securities.

PROVISION FOR INCOME TAXES

The effective income tax rate was 37.6% for the three and six months ended September 30, 2006 compared to 36.0% for the three and six months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended September 30, 2006, cash provided by operations was $2,208,157 compared to $2,966,692 for the same period one year ago. The decrease related primarily to the timing of vendor payments in comparison to the prior year. Cash used in investing activities decreased by $1,106,829 primarily due to a decrease in capital expenditures as compared to the comparable period a year ago. Capital expenditures during the six months ended September 30, 2006 consisted primarily of facility improvement projects and ERP-related additions. Capital expenditures for the remainder of this fiscal year are expected to be relatively comparable with the three previous years and are expected to relate primarily to facilities improvement projects.

Cash, cash equivalents and investments available-for-sale decreased by $2,426,857 from April 2, 2006 to $23,363,535 as of September 30, 2006 due primarily to dividends paid of $2,034,299 during the three-month period ended June 30, 2006. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consists of investment contracts with high-rated, stable insurance companies; marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and a mutual fund carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years. The Company invests in a mutual fund with characteristics similar to its fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At September 30, 2006, $4,113,376 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired and have maturity dates of one year or longer. These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

At September 30, 2006, the Company had an investment portfolio of fixed income securities of $7,286,929, a mutual fund of $7,549,434, and $8,897,217 classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The Company recorded losses of $30,595 and $211,859 during the six months ended September 30, 2006 and 2005, respectively, due to declines in market value that were deemed other than temporary. The mutual fund held by the Company as of September 30, 2006 is a short-term bond fund that invests primarily in investment grade securities.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at September 30, 2006 puts it in a position to obtain debt financing on favorable terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006, the Company had an investment portfolio of fixed income securities of $7,286,929, a mutual fund of $7,549,434, investment contracts of $3,505,902 and cash and cash equivalents of $5,391,315. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The mutual fund consists primarily of U.S. Government securities. The investment contracts are variable rate contracts with high-rated, stable insurance companies that reset on a quarterly basis. A hypothetical 1% change in rates would impact investment income by approximately $35,000, based upon the amount of variable rate investment contracts held at September 30, 2006. The Company adjusts the carrying value of its investments down if an impairment occurs that is other than temporary.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control

During the quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In October 2006, the Company implemented a new Enterprise Resource Planning (ERP) system. Operation of the ERP system may result in unexpected cost or difficulties, including failure or inefficient operation of the new system. A failure in the new system could impair our ability to access certain business and financial information. The Company has not completed testing of the new system in operation, including the required assessment of internal controls over financial reporting. ERP systems are highly complex and as a result of the implementation there are significant changes in our internal controls, processes and procedures. As a result, the operation of the ERP system could cause a material adverse effect on our internal control environment, our business, financial condition and results of operation.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006, except for the following: In October 2006, the Company implemented a new Enterprise Resource Planning (ERP) system. Operation of the ERP system may result in unexpected cost or difficulties, including failure or inefficient operation of the new system. A failure in the new system could impair our ability to access certain business and financial information. The Company has not completed testing of the new system in operation, including the required assessment of internal controls over financial reporting. ERP systems are highly complex and as a result of the implementation there are significant changes in our internal controls, processes and procedures. As a result, the operation of the ERP system could cause a material adverse effect on our internal control environment, our business, financial condition and results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on August 3, 2006. Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Director nominees listed in the proxy statement and all of the nominees for director were elected with the following votes:

	For	Withheld	Abstain	Broker Non-votes
John R. Hawkins	8,167,564	243,519	0	0
Howard M. Hawkins	8,167,501	243,582	0	0
John S. McKeon	8,127,787	283,296	0	0
Duane M. Jergenson	8,348,397	62,686	0	0
G. Robert Gey	8,348,266	62,817	0	0
Daryl I. Skaar	8,305,889	105,194	0	0
Eapen Chacko	8,346,297	64,786	0	0

ITEM 6. EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.
By:	/s/ Marvin E. Dee

Marvin E. Dee

Vice President, Chief Financial Officer, Secretary and Treasurer (On behalf of the Registrant and as principal financial officer)

 Dated: November 9, 2006

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