Form 10-Q
period 2006-12-31
HAWKINS INC
filed 2007-05-07
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐      NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT MAY 7, 2007
Common Stock, par value $.05 per share	10,216,753

HAWKINS, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS

	DECEMBER 31, 2006 (UNAUDITED)	APRIL 2, 2006 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,025,132	$6,330,004
Investments available-for-sale	14,164,013	14,167,047
Trade receivables – net	17,951,864	16,185,560
Inventories	12,527,154	10,449,671
Prepaid expenses and other current assets (Note 8)	4,790,121	2,314,458
Total current assets	57,458,284	49,446,740

PROPERTY, PLANT AND EQUIPMENT- net	35,259,966	34,721,739

INTANGIBLE ASSETS – less accumulated amortization of $1,587,104 and $1,418,491, respectively	1,895,929	2,064,542

LONG-TERM INVESTMENTS	3,665,691	5,658,341

OTHER ASSETS	576,422	2,165,372
	$98,856,292	$94,056,734
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$11,574,787	$8,695,396
Dividends payable		2,034,299
Accrued payroll and employee benefits	4,401,409	4,426,356
Other current liabilities	2,196,289	2,411,676
Total current liabilities	18,172,485	17,567,727

OTHER LONG-TERM LIABILITIES	125,944	127,644

DEFERRED INCOME TAXES	322,824	265,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,171,496 shares issued and outstanding	508,575	508,575
Additional paid-in capital	37,082,673	37,056,103
Accumulated other comprehensive loss	(35,963)	(125,754)
Retained earnings	42,679,754	38,657,115
Total shareholders’ equity	80,235,039	76,096,039
	$98,856,292	$94,056,734

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED DECEMBER 31		NINE MONTHS ENDED DECEMBER 31
	2006	2005	2006	2005
	(UNAUDITED)		(UNAUDITED)

Sales	$37,039,181	$34,352,992	$120,700,006	$106,850,761

Cost of sales	30,047,975	27,133,377	91,709,068	80,950,535

Gross margin	6,991,206	7,219,615	28,990,938	25,900,226

Selling, general and administrative expenses	6,716,617	4,708,939	19,835,758	15,797,249

Litigation settlement (Note 6)	—	—	—	(1,015,826)

Income from operations	274,589	2,510,676	9,155,180	11,118,803

Investment income	359,184	242,488	1,008,188	619,366

Income before income taxes	633,773	2,753,164	10,163,368	11,738,169

Provision for income taxes	319,500	925,900	3,903,000	4,160,500

Net income	$314,273	$1,827,264	$6,260,368	$7,577,669

Weighted average number of shares outstanding – basic	10,171,496	10,182,144	10,171,496	10,208,563

Weighted average number of shares outstanding – diluted	10,171,715	10,182,144	10,171,570	10,225,477

Earnings per share – basic and diluted	$0.03	$0.18	$0.62	$0.74

Cash dividends declared per common share	$—	$—	$0.22	$0.20

See accompanying notes to condensed financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED DECEMBER 31
	2006	2005
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,260,368	$7,577,669
Reconciliation to cash flows:
Depreciation and amortization	3,093,781	2,655,474
Deferred income taxes	(111,000)	(427,183)
Restricted stock compensation expense	26,570	198,702
Impairment of intangibles		176,000
Impairment of investments	30,595	242,454
Loss (gain) from property disposals	170,259	(106,026)
Litigation settlement		(1,015,826)
Changes in operating accounts (using) providing cash:
Trade receivables	(1,766,304)	(1,433,500)
Inventories	(2,077,483)	(5,064,799)
Accounts payable	3,262,164	1,972,452
Accrued liabilities	(253,371)	(499,101)
Other	(1,076,729)	51,350

Net cash provided by operating activities	7,558,850	4,327,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,938,000)	(5,464,673)
Purchases of investments		(2,082,381)
Sale and maturities of investments	2,132,610	4,020,535
Proceeds from property disposals	81,104	228,394
Payments received on notes receivable	134,904	116,673

Net cash used in investing activities	(1,589,382)	(3,181,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,274,340)	(3,890,417)

Net cash used in financing activities	(4,274,340)	(3,890,417)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,695,128	(2,744,203)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,330,004	4,564,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,025,132	$1,820,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$4,446,781	$4,140,626

Noncash investing activities-
Capital expenditures in accounts payable	$238,335	$558,803

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

2.	The results of operations for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

3.

Inventories, principally valued by the LIFO method, are less than current cost by approximately $3,932,000 and $3,859,000 at December 31, 2006 and April 2, 2006, respectively. Inventory consists principally of finished goods.

4.	Comprehensive income and its components, net of tax, were as follows:

	Three months ended December 31		Nine months ended December 31
	2006	2005	2006	2005

Net income	$314,273	$1,827,264	$6,260,368	$7,577,669
Available-for-sale investments unrealized gain/(loss)	10,154	(5,898)	89,791	78,624
Comprehensive income	$324,427	$1,821,366	$6,350,159	$7,656,293

5.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. FIN No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The cumulative effect of initially applying FIN No. 48 will be recognized as a change in accounting principle. The Company has begun an evaluation of the impact of applying this interpretation as of April 2, 2007, which will be the effective date of the interpretation for the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income and expands disclosures. SFAS No. 158 is effective for the Company for the fiscal year ended April 1, 2007. The Company does not expect a material impact as a result of adopting SFAS No. 158 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for the Company starting in fiscal 2009. The Company has not determined the impact, if any, the adoption of this statement will have on its financial statements.

In September 2006, the Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of our consolidated financial statements and related disclosures. SAB 108 is effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as the beginning of the fiscal year for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not expect the impact of adopting SAB 108 to have a material impact on its financial statements.

6.

The Company completed the acquisition of Universal Chemicals on May 26, 2000. As consideration for this acquisition the Company paid cash of $2,700,000 and issued 75,358 shares of unregistered common stock valued at $600,000 to Universal Chemicals’ shareholders. The stock issued was not subject to any contingencies at the time of the acquisition. In the fourth quarter of fiscal 2004, the Company paid $3.0 million to resolve a personal injury lawsuit encaptioned Chavarria et al v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al that arose from the alleged mislabeling of certain inventory the Company purchased in connection with its acquisition of St. Mary’s Chemicals, Inc. (d/b/a Universal Chemicals) in May 2000. The lawsuit alleged that the inventory was purchased in conjunction with the acquisition, however, subsequent information confirmed that the inventory was purchased from Universal Chemicals prior to the acquisition and was not related to assets purchased in the acquisition and accordingly was determined not to be an adjustment to the purchase price for Universal Chemicals. Pursuant to the terms of the settlement, the Company denied all liability and reserved its right to pursue indemnification and contribution from third parties. In July 2004, the Company filed suit in Hennepin County, Minnesota against the former principals of Universal Chemicals, seeking indemnification for the costs the Company incurred in defending and resolving the prior litigation.

On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company. The settlement agreement required the defendants to surrender to the Company 75,358 shares of the Company’s common stock, which they received as consideration for the May 2000 acquisition. The 75,358 shares represent a partial reimbursement for the $3.0 million settlement paid by the Company in fiscal 2004. Both the original $3.0 million settlement paid by the Company and the settlement received from the Universal Chemicals shareholders were recorded within the litigation settlement line of the Statements of Income. The agreement also terminated the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions. The settlement agreement called for the parties to execute mutual releases and a stipulation of dismissal. Litigation settlement income of $1,015,826 was recorded in the Pharmaceutical segment during the quarter ended September 30, 2005 as the Company received the 75,358 shares and the executed final releases and stipulations.

The Company is involved in various legal actions arising from the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company has two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the equipment and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense. The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143,” the Company has not recorded an asset retirement obligation as of December 31, 2006. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

7.

On December 15, 2006, the Company issued 45,257 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation cost over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. As of December 31, 2006, there was approximately $611,000 of total unrecognized compensation cost related to nonvested share-based compensation.

8.

In February 2007, the Company’s three notes receivable were paid in full. The outstanding balance of $1,963,260 was included within prepaid expenses and other current assets at December 31, 2006. Due to differences between the amount realized on the repayment and the carrying value of the notes receivable the Company will record interest income of approximately $300,000 during the fourth quarter of fiscal 2007.

9.

The Company has three reportable segments: Industrial, Water Treatment and Pharmaceutical. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Pharmaceutical*	Total
Three Months Ended December 31, 2006:
Sales	$23,302,772	$11,919,846	$1,816,563	$37,039,181
Gross margin	3,511,523	3,029,118	450,565	6,991,206
(Loss) income from operations	$(386,850)	$892,610	$(231,171)	$274,589

Three Months Ended December 31, 2005:
Sales	$21,404,822	$10,445,868	$2,502,302	$34,352,992
Gross margin	3,549,205	2,878,413	791,997	7,219,615
Income from operations	$676,388	$1,564,477	$269,811	$2,510,676

Nine Months Ended December 31, 2006:
Sales	$69,729,962	$44,307,093	$6,662,951	$120,700,006
Gross margin	13,596,293	13,444,349	1,950,296	28,990,938
Income (loss) from operations	$2,095,805	$7,141,413	$(82,038)	$9,155,180

Nine Months Ended December 31, 2005:
Sales	$61,091,702	$38,190,960	$7,568,099	$106,850,761
Gross margin	11,531,113	12,078,678	2,290,435	25,900,226
Income from operations	$2,540,271	$7,207,187	$1,371,345	$11,118,803

* The Pharmaceutical segment recorded $1,015,826 in pretax gain from the litigation settlement during the three months ended September 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended December 31, 2006 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED DECEMBER 31, 2006		NINE MONTHS ENDED DECEMBER 31, 2006
Sales	$37,039	100.0%	$120,700	100.0%
Cost of sales	30,048	81.1	91,709	76.0
Gross margin	6,991	18.9	28,991	24.0
Selling, general and administrative expenses	6,717	18.1	19,836	16.4
Income from operations	275	0.7	9,155	7.6
Investment income	359	1.0	1,008	0.8
Income before income taxes	634	1.7	10,163	8.4
Provision for income taxes	320	0.9	3,903	3.2
Net income	$314	0.8%	$6,260	5.2%

	THREE MONTHS ENDED DECEMBER 31, 2005		NINE MONTHS ENDED DECEMBER 31, 2005
Sales	$34,353	100.0%	$106,851	100.0%
Cost of sales	27,133	79.0	80,951	75.8
Gross margin	7,220	21.0	25,900	24.2
Selling, general and administrative expenses	4,709	13.7	15,797	14.8
Litigation settlement	—	0.0	(1,016)	(1.0)
Income from operations	2,511	7.3	11,119	10.4
Investment income	242	0.7	619	0.6
Income before income taxes	2,753	8.0	11,738	11.0
Provision for income taxes	926	2.7	4,161	3.9
Net income	$1,827	5.3%	$7,578	7.1%

Sales increased $2,686,189, or 7.8%, in the three months ended December 31, 2006, and $13,849,245, or 13.0%, in the nine months ended December 31, 2006 as compared to the same periods a year ago. Sales of bulk chemicals, including caustic soda, for the three and nine months ended December 31, 2006 were approximately 33% and 35% of total sales, respectively, and were approximately 35% and 36% for the same respective periods in the previous year. Industrial segment sales increased by $1,897,950 or 8.9% in the three months ended December 31, 2006 and increased by $8,638,260 or 14.1% in the nine-month period ended December 31, 2006 as compared to the same respective periods in 2005. The sales increase for the three and nine-months ended December 31, 2006 as compared to the same periods in the prior year was primarily a result of increased sales volumes within existing product lines. Caustic soda volumes sold during the nine months ended December 31, 2006 were comparable to the prior year period. Water Treatment segment sales increased by $1,473,978 or 14.1% and $6,116,133 or 16.0% respectively, in the three and nine-month periods ended December 31, 2006 as compared to the same respective periods in 2005. During the three and nine-month periods ended December 31, 2006, the Water Treatment segment sales increases were attributable to selling price increases connected with material cost increases and successful expansion of existing product lines to new and existing customers. Pharmaceutical sales declined by 27.4% to $1,816,563 for the three months ended December 31, 2006 and declined by 12.0% to $6,662,951 for the nine months ended December 31, 2006, as compared to the same periods in fiscal 2006. The decrease in sales was due primarily to restrictions placed on the Company’s ability to sell certain products by the Minneapolis District Office of the Food and Drug Administration (the “FDA”) and, to a lesser extent, competitive pressures. The FDA matter is described in more detail below.

In September 2006, the Company received a warning letter from the FDA. The Company responded to this letter and subsequently received a letter from the FDA in November 2006 requesting that the Company cease shipments of certain products until it resolved certain issues with the FDA with respect to the validation of packaging configurations and expiration dating for those products. The Company is working to resolve this matter as promptly as possible and suspended shipment of the affected products to customers until the matter is resolved. The FDA has also requested that the Company cease shipments of certain other pharmaceutical products until this matter is resolved and the Company is complying with this request. The Company has received clearance from the FDA to sell some of the products initially affected, however sales for the fourth quarter of fiscal 2007 are expected to decrease in comparison to the prior year and to be relatively consistent with the third quarter of fiscal 2007. The Company currently has approximately $100,000 of Pharmaceutical products in inventory that it is not permitted to sell as a result of this matter. At this time, the Company is unable to determine the impact of the FDA letter on future results of operations for the Pharmaceutical segment, however the Company does not expect a material impact to the Company’s results of operations or cash flows.

Gross margin, as a percentage of sales, for the three and nine months ended December 31, 2006 was 18.9% and 24.0%, respectively, compared to 21.0% and 24.2%, respectively, for the comparable periods of 2005. For the Industrial segment, gross margin, as a percentage of sales, was 15.1% for the three months ended December 31, 2006 compared to 16.6% in the prior year and 19.5% for the nine months ended December 31, 2006 compared to 18.9% for the comparable period in 2005. The decrease for the three months ended December 31, 2006 was primarily attributable to the LIFO method of valuing inventory, which negatively impacted the gross margin as a result of changes in the cost of caustic soda and inventory levels, and to a lesser extent a change in product mix. Gross margin, as a percentage of sales, for the Water Treatment segment was 25.4% for the three months ended December 31, 2006 compared to 27.6% in the comparable period of 2005 and 30.3% for the nine-month period ended December 31, 2006 compared to 31.6% for the comparable period of 2005. The decreases were primarily attributable to the LIFO method of valuing inventory, which negatively impacted the gross margin as a result of changes in material costs and inventory levels and changes in product mix. For both the Industrial and Water Treatment segments, the Company attempts to maintain relatively constant dollar margins as the cost of caustic soda and other raw material costs increase or decrease. The product costs are normally subject to fluctuations, which are expected to continue in future periods. By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing. Gross margin, as a percentage of sales, for the Pharmaceutical segment was 24.8% for the three months ended December 31, 2006 compared to 31.7% in the comparable period of fiscal 2005 and was 29.3% for the nine months ended December 31, 2006 compared to 30.3% for the same period a year ago. The decreases were primarily attributable to the decrease in sales associated with the FDA matter as discussed above as sales were not at a level sufficient to cover fixed costs.

Selling, general and administrative expenses increased $2,007,678, or 42.6% and $4,038,509, or 25.6%, for the three and nine-months ended December 31, 2006, respectively. A significant portion of the increase was due to costs associated with the Company’s implementation of an Enterprise Resource Planning (ERP) system, including consultants and contractors, depreciation, and employee overtime. Consulting and contractor fees were approximately $670,000 during the three months ended December 31, 2006, which is expected to remain relatively consistent for the three months ended April 1, 2007 and are expected to gradually decrease in fiscal 2008. To a lesser extent, increased staff to support sales growth also contributed to the increase in selling, general and administrative expenses. Excluding the costs associated with the implementation of the ERP, employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income increased $388,822 for the nine months ended December 31, 2006, compared to the same period in the prior year. The increase was primarily due to a loss of $211,859 recognized during the quarter ended September 30, 2005 and a loss of $30,595 recognized during the quarter ended December 31, 2005 related to a decline in the market value of an investment that was deemed other than temporary, and a higher rate of return on the Company’s cash equivalents and marketable securities during the current period.

PROVISION FOR INCOME TAXES

The effective income tax rate was 50.4% and 38.4% for the three and nine months ended December 31, 2006, respectively compared to 33.6% and 35.4% for the three and nine months ended December 31, 2005, respectively. The significant increase for the three months ended December 31, 2006 was due to an increase in the estimated effective rate for fiscal 2007 from 37.6% to 38.4% due to changes in the estimated benefit for the deduction of qualified production activities.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended December 31, 2006, cash provided by operations was $7,558,850 compared to $4,327,666 for the same period in the prior year. Fluctuations in inventory and accounts payable were principally responsible for the increase in cash provided by operating activities. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in operating cash flow. Cash used in investing activities decreased by $1,592,070, primarily due to a $1,526,673 decrease in capital expenditures during fiscal 2007 as compared to fiscal 2006. Capital expenditures during the nine months ended December 31, 2006 consisted primarily of facility improvement projects and ERP-related additions. Capital expenditures for the remainder of this fiscal year are expected to be relatively comparable with the three previous years and are expected to relate primarily to facilities improvement projects.

Cash, cash equivalents and investments (excluding held-to-maturity investments of $371,581 at December 31, 2006 and $365,000 at April 2, 2006) decreased slightly from $25,790,392 as of April 2, 2006 to $25,483,255 as of December 31, 2006. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consists of investment contracts with high-rated, stable insurance companies; marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and a mutual fund carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years. The Company invests in a mutual fund with characteristics similar to its fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At December 31, 2006 and April 2, 2006, respectively, $3,294,110 and $5,293,341 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired and have maturity dates of one year or longer. These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

At December 31, 2006, the Company had an investment portfolio of fixed income securities valued at $6,754,048, a mutual fund investment valued at $7,541,785, and $11,559,003 classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual fund that the Company is invested in, like all mutual funds, may increase or decrease due to market volatility. The Company recorded losses of $30,595 and $242,454 during the nine months ended December 31, 2006 and 2005, respectively, due to declines in market value that were deemed other than temporary. The mutual fund held by the Company as of December 31, 2006 is a short-term bond fund that invests primarily in U.S. Government securities.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at December 31, 2006 puts it in a position to obtain debt financing on favorable terms.

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

Self Insurance – The Company is self insured for employee medical benefits and third party insurance is carried for what is believed to be the major portion of potential exposures that would exceed the Company’s self-insured retentions. The Company has established a liability for potential uninsured claims. The Company considers factors such as known outstanding claims, historical experience, and other relevant factors in setting the liability. These reserves are monitored and adjusted when warranted by changing circumstances. Though management considers these balances adequate, a substantial change in the number and/or severity of claims could result in materially different amounts for this item.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006, the Company had an investment portfolio of fixed income securities of $6,754,048, a mutual fund investment valued at $7,541,785, investment contracts of $3,533,871 and cash and cash equivalents of $8,025,132. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The mutual fund consists primarily of U.S. Government securities. The investment contracts are variable rate contracts with high-rated, stable insurance companies that reset on a quarterly basis. A hypothetical 1% change in rates would impact investment income by approximately $35,000, based upon the amount of variable rate investment contracts held at December 31, 2006. The Company adjusts the carrying value of its investments down if an impairment occurs that is other than temporary.

The Company is subject to the risk inherent in the cyclical nature of commodity chemical prices. However, the Company does not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We generally attempt to pass changes in material prices to our customers; however, there are no assurances that we will be able to pass on the increases in the future.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the purposes for which they were designed as of the end of such quarter because implementation and transitional issues encountered with implementation of our new Enterprise Resource Planning (“ERP”) system, discussed in more detail below, resulted in our inability to file this report within the filing period specified in the SEC’s rules and forms.

Changes in Internal Control

We implemented the new ERP system in October 2006. ERP systems are highly complex and as a result of the implementation there were significant changes in our internal controls, processes and procedures during the quarter ended December 31, 2006. These changes primarily affect recording and reporting of revenues, inventory and expenditures. We also encountered implementation and transitional issues with the new ERP system, including significant issues related to business segment reporting. To address these issues, we modified ongoing processes and controls during the implementation period. These modifications included putting in place a number of manual controls and procedures as management could not test or rely on certain of the internal controls that are part of the ERP system. Management is in the process of planning and implementing actions to replace the majority of these manual controls and procedures with automated controls in subsequent quarters. We were unable to timely file this report as significant additional resources and efforts were required in order to prepare our condensed financial statements as of and for the quarter ended December 31, 2006.

Other than as described above, there was no change during the quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.   RISK FACTORS

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2006, as updated by the Company’s Quarterly Reports on Form 10-Q filed since that date.

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

Dated:   May 7, 2007

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