Form 10-K
period 2007-04-01
HAWKINS INC
filed 2007-06-15
CIK 46250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 1, 2007

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

YES   ☐     NO  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $117,543,251 based upon the closing sale price for Hawkins, Inc.’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.

As of May 31, 2007, the Registrant had 10,257,084 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held August 7, 2007.

PART I

ITEM 1.	BUSINESS

(a)             GENERAL DEVELOPMENT OF THE BUSINESS. Hawkins, Inc. was incorporated in Minnesota in 1955 and has its principal executive offices at 3100 East Hennepin Avenue, Minneapolis, Minnesota. As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. and its predecessors.

(b)             FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company’s principal business is the distribution, blending, and formulation of bulk and specialty chemicals, which it conducts in three principal segments: Water Treatment, Industrial and Pharmaceutical. Financial information regarding these segments is reported in the Company’s audited financial statements. See Items 7 and 8 below.

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

(B)          INDUSTRIAL. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, chemical processing, pulp and paper, medical device and plating industries. In addition, the Industrial segment provides products and services to food manufacturers and processing plants. The Industrial segment also manufactures and sells certain food grade products, including the Cheese-Phos® liquid phosphate product and other blended products, none of which are individually material to the Company. This segment conducts its business primarily through distribution centers and terminal operations.

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

(C)          PHARMACEUTICAL. The Pharmaceutical segment specializes in providing pharmaceutical chemicals to pharmacies and small-scale pharmaceutical manufacturers. This segment conducts the majority of its business through one warehouse located at the principal executive site. The Pharmaceutical segment’s sales are primarily focused in the United States.

(ii)          NEW PRODUCTS. The Company did not have any significant new products during the fiscal year ended April 1, 2007.

(iii)         RAW MATERIALS. The Company has approximately 200 suppliers, including many of the major chemical producers in the United States, of which approximately 30 account for a majority of the Company’s purchases. The Company typically has written distributorship agreements or supply contracts with its suppliers that are renewed from time to time. Although there is no assurance that any contract or understanding with any supplier will not be terminated in the foreseeable future, most of the products purchased can be obtained from alternative sources should existing relationships be terminated.

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

(vii)        DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. No single customer represents more than approximately 5% of the Company’s sales, but the loss of our five largest customers could have a material adverse effect on the Company’s results of operations. Total aggregate sales to the Company’s five largest customers were $15.8 million and $16.9 million for the fiscal years ended April 1, 2007 and April 2, 2006, respectively. Additionally, no single customer represents 10% or more of the Water Treatment, Industrial or Pharmaceutical segment sales.

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

(xi)         RESEARCH AND DEVELOPMENT. The Company devotes resources to research and development on a project basis as the need arises. During the fiscal year ended April 1, 2007, expenditures for research and development were not material to the Company’s business.

(xii)        ENVIRONMENTAL MATTERS. The Company is primarily a compounder and distributor, rather than a manufacturer, of chemical products. As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effects upon the capital expenditures, earnings or competitive position of the Company. The Company does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal 2008.

(xiii)       EMPLOYEES. The Company had 243 employees as of April 1, 2007.

(d)                 FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Because the Company deals primarily in one geographic area of the United States, a breakdown of sales, profitability or assets attributable to different geographic areas is not meaningful to an understanding of the Company’s business.

(e)                  AVAILABLE INFORMATION. We have made available, free of charge, through our Internet website (http:// www.hawkinsinc.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K.

Our inability to pass through increases in costs and expenses for raw materials and energy, on a timely basis or at all, and the cyclical nature of commodity chemical prices, could have a material adverse effect on the margins of our products.

Periodically, we experience significant increases in the cost of raw materials. We generally attempt to pass changes in the prices of raw materials and energy to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins. In addition to raising prices, raw material suppliers may extend lead times or limit supplies. Constraints on the supply or delivery of critical raw materials could disrupt our operations and adversely affect the performance of our business.

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

We operate in a highly competitive marketplace, competing primarily against a number of chemical companies. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Many of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy, and changes in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin chemical products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.

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

We implemented a new enterprise resource planning (ERP) system in October 2006. We are still completing the implementation of the ERP system throughout our company and have experienced some delays, extra costs and inefficiency. Because ERP systems are highly complex, implementation and the transition to the new system has resulted in additional unexpected costs and difficulties. For instance, as a result of the implementation there were significant changes in our internal controls, processes and procedures during the fiscal year ended April 1, 2007. To address these changes, we modified ongoing processes and controls during the implementation period. These modifications included putting in place a number of manual controls and procedures as management could not test or rely on certain of the internal controls that are part of the ERP system. Management is in the process of planning and implementing actions to replace the majority of these manual controls and procedures with automated controls. As a result of the issues described above, we were not able to file our 10-Q report for the quarter ended December 31, 2006 by the filing deadline specified in the SEC’s rules and forms.

Additional future difficulties in the implementation of our new ERP system, including failure or inefficient operation of the new system, could impair our ability to access certain business and financial information. In addition, we may continue to experience difficulties in the transition to our new ERP system that could affect our internal control systems, processes and procedures. Should we experience such difficulties as a result of our new ERP system, our business, financial condition and results of operations could be materially adversely affected.

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

Our chemicals are used for a broad range of applications by our customers. Changes in our customers’ products or processes may enable our customers to reduce consumption of the chemicals that we provide or make our chemicals unnecessary. Customers may also find alternative materials or processes that no longer require our products. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use.

We incur substantial costs in order to comply with extensive environmental, health and safety laws and regulations.

In the jurisdictions in which we operate, we are subject to numerous federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the air and water, and the management and disposal of hazardous substances and wastes. Ongoing compliance with such laws and regulations is an important consideration for us and we incur substantial capital and operating costs in our compliance efforts. Governmental laws have become increasingly strict in recent years. We expect this trend to continue and anticipate that compliance will continue to require increased capital expenditures and operating costs.

Violations of environmental, health and safety laws and regulations may subject us to fines, penalties and other liabilities and may require us to change certain business practices.

If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising out of such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. Such liabilities can be difficult to identify and the extent of any such liabilities can be difficult to predict. We use, and in the past have used, hazardous substances at many of our facilities, and we have in the past, and may in the future, be subject to claims relating to exposure to hazardous materials and the associated liabilities may be material. We also have generated, and continue to generate, hazardous wastes at a number of our facilities. The nature of our business exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment.

We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.

Our products provide important performance attributes to our customers’ products. If a product fails to perform in a manner consistent with quality specifications or has a shorter useful life than guaranteed, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as expected. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

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

As part of our business growth strategy, we have acquired businesses and may pursue acquisitions in the future. Our ability to pursue this strategy will be limited by our ability to identify appropriate acquisition candidates and our financial resources, including available cash and borrowing capacity. The expense incurred in consummating acquisitions, the time it takes to integrate an acquisition or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions.

To the extent this strategy is pursued, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with the integration of acquisitions include, among many others, potential disruption of our ongoing business and distraction of management; unforeseen claims and liabilities; unforeseen adjustments; charges and write-offs; difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations; and challenges arising from the increased scope, geographic diversity and complexity of our operations.

The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, and laws and regulations related thereto may disrupt our operations and decrease demand for our products.

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

The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to affect negatively the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

We may not be able to renew our leases of land where three of our terminals reside.

We lease the land where our three main terminals reside. In the future, we may not be able to renew our leases due to the fact that we do not have guaranteed lease renewal options. Our current lease renewal periods extend out to 2018 (two leases) and 2029 (one lease). This may have a material impact to our business, as this is where the majority of our bulk chemicals are stored. We believe that we will be able to renew our leases as the renewal periods expire based on historical experience and anticipated future needs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns its principal location, which consists of approximately 11 acres of land in Minneapolis, Minnesota, with six buildings containing a total of 177,000 square feet of office and warehouse space. The Company’s principal office is located in one of these buildings, at 3100 East Hennepin Avenue. As of April 1, 2007, the Company has installed sprinkler systems in substantially all of its warehouse facilities for fire protection. The Company carries insurance covering the replacement of property damaged by fire or flood. The Pharmaceutical segment occupies approximately 13,000 square feet of office and warehouse space within this location.

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

Segment	Location	Primary Use	Approx. Square Feet

Industrial	St. Paul, MN (1)	Office, Warehouse and Garage	32,000
	St. Paul, MN (2)	Office	3,000
	Linden, NJ (2)	Office and Warehouse	12,000
Water Treatment	Fargo, ND	Office and Warehouse	22,800
	Fond du Lac, WI	Warehouse	20,300
	Washburn, ND	Office and Warehouse	14,000
	Billings, MT	Office and Warehouse	9,300
	Sioux Falls, SD	Warehouse	27,200
	Rapid City, SD	Warehouse	9,500
	Joliet, IL (2)	Warehouse	5,200
	Superior, WI	Office and Warehouse	17,000
	Slater, IA	Warehouse	8,700
	Lincoln, NE (2)	Office and Warehouse	6,500
	Eldridge, IA	Office and Warehouse	6,000

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

(2)          This facility is leased from a third party.

ITEM 3.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages and offices held, as of May 31, 2007 are set forth below:

Name	Age	Office

John R. Hawkins	55	Chief Executive Officer

Marvin E. Dee	58	Vice President, Chief Financial Officer, Secretary, and Treasurer

Keenan A. Paulson	57	Vice President - Water Treatment Group

John R. Sevenich	49	Vice President – Industrial Group

Daniel E. Soderlund	44	Vice President – Pharmaceutical Group

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

Keenan A. Paulson has been the Company’s Vice President – Water Treatment Group since May 2000. Prior to attaining this position, Ms. Paulson held various positions during her 35-year career with the Company, most recently as its Water Treatment General Manager.

John R. Sevenich has been the Company’s Vice President – Industrial Group since May 2000. He was the Business Unit Manager of Manufacturing from 1998 to May 2000 and was a Sales Representative with the Company from 1989 to 1998.

Daniel E. Soderlund has been the Company’s Vice President – Pharmaceutical Group since May 2000. He was the Business Unit Manager of Pharmaceuticals from April 1999 to May 2000 and was a Sales Representative with the Company from 1992 to April 1999.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low
Fiscal 2007
4th Quarter	$16.070	$14.130
3rd Quarter	14.780	14.010
2nd Quarter	14.250	13.250
1st Quarter	14.380	13.350

Fiscal 2006
4th Quarter	$14.380	$13.500
3rd Quarter	16.240	12.950
2nd Quarter	14.230	11.900
1st Quarter	12.500	11.910

Cash Dividends	Declared	Paid
Fiscal 2008
1st Quarter		$.22

Fiscal 2007
4th Quarter	$.22
3rd Quarter		$.22
2nd Quarter	$.22
1st Quarter		$.20

Fiscal 2006
4th Quarter	$.20
3rd Quarter		$.20
2nd Quarter	$.20
1st Quarter		$.18

The Company’s common shares are traded on The NASDAQ Stock Market under the symbol “HWKN.” The price information represents closing sale prices as reported by The NASDAQ Stock Market. As of April 1, 2007, there were approximately 625 registered common shareholders, which includes nominees or broker dealers holding stock on behalf of an estimated 1,380 beneficial owners.

The Company first started paying cash dividends in 1985 and has continued to do so since. Future dividend levels will be dependent upon Hawkins’ results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

The following is a graph comparing the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the NASDAQ Industrial Index and the NASDAQ Composite Index for the Company’s last five fiscal years. The graph assumes the investment of $100 in the Company’s stock, the NASDAQ Industrial Index and the NASDAQ Composite Index on April 1, 2002, and reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended April 1, 2007	Fiscal Year Ended April 2, 2006	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004	Fiscal Year Ended March 30, 2003

Sales	$160,405,080	$143,331,250	$115,280,312	$107,028,131	$104,004,611

Gross margin	37,236,977	33,219,142	29,606,185	27,974,289	27,957,852

Net income	8,068,883	8,886,153	8,092,009	5,751,884	8,430,172

Basic and diluted earnings per common share	.79	.87	.79	.56	.83

Cash dividends declared per common share	.44	.40	.36	.36	.33

Cash dividends paid per common share	.42	.38	.36	.36	.30

Total assets	101,268,594	94,056,734	87,658,118	82,616,905	81,098,739

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Annual Report on Form 10-K for the year ended April 1, 2007, contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Annual Report on Form 10-K or any other public statement.

GENERAL

The following is a discussion and analysis of our financial condition and results of operations for the Company’s fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in ITEM 8 of this Annual Report on Form 10-K.

OVERALL SUMMARY

Sales for the fiscal year ended April 1, 2007 were $160,405,080 versus $143,331,250 for the fiscal year ended April 2, 2006 and $115,280,312 for the fiscal year ended April 3, 2005. Net income for the fiscal year ended April 1, 2007 was $8,068,883, or $.79 per share, compared to $8,886,153, or $.87 per share, for the fiscal year ended April 2, 2006 and $8,092,009, or $.79 per share, for the fiscal year ended April 3, 2005.

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Fiscal Year Ended April 1, 2007	Fiscal Year Ended April 2, 2006	Fiscal Year Ended April 3, 2005

Sales	100.0%	100.0%	100.0%
Cost of sales	(76.8)%	(76.8)%	(74.3)%
Gross margin	23.2%	23.2%	25.7%
Selling, general and administrative expenses	(16.2)%	(15.0)%	(15.7)%
Litigation settlement	—	.7%	—
Income from operations	7.0%	8.9%	10.0%
Investment income	1.1%	.6%	1.0%
Income before income taxes	8.1%	9.5%	11.0%
Provision for income taxes	(3.0)%	(3.3)%	(3.9)%
Net income	5.0%	6.2%	7.0%

SALES

Sales increased $17,073,830, or 11.9%, to $160,405,080 for the fiscal year ended April 1, 2007 as compared to sales of $143,331,250 for the fiscal year ended April 2, 2006. Sales of bulk chemicals, including caustic soda, were approximately 34% of sales compared to 35% in the previous year. Industrial segment sales increased $11,202,506, or 13.3%, to $95,394,903, and Water Treatment segment sales increased $7,424,323, or 15.2%, to $56,371,237. Pharmaceutical segment sales decreased $1,552,999, or 15.2%, to $8,638,940. The increase in the Industrial segment sales was primarily due to increased sales volumes within existing product lines. Caustic soda volumes sold were comparable to the prior year. Water Treatment segment sales increases were attributable to selling price increases connected with material cost increases and successful expansion of existing product lines to new and existing customers. The decrease in Pharmaceutical segment sales was due primarily to restrictions placed on the Company’s ability to sell certain products by the Minneapolis District Office of the Food and Drug Administration (the “FDA”) and, to a lesser extent, competitive pressures. The FDA matter is described in more detail below.

In September 2006, the Company received a warning letter from the FDA. The Company responded to this letter and subsequently received a letter from the FDA in November 2006 requesting that the Company cease shipments of certain products until it resolved certain issues with the FDA with respect to the validation of packaging configurations and expiration dating for those products. The Company is working to resolve this matter as promptly as possible and suspended shipment of the affected products to customers until the matter is resolved. The FDA has also requested that the Company cease shipments of certain other pharmaceutical products until this matter is resolved and the Company is complying with this request. The Company has received clearance from the FDA to sell some of the products initially affected, however sales for the second half of fiscal 2007 were negatively impacted. The Company currently has approximately $45,000 of Pharmaceutical products in inventory that it is not permitted to sell as a result of this matter. At this time, the Company is unable to determine the impact of the FDA letter on future results of operations for the Pharmaceutical segment, however the Company does not expect a material impact to the Company’s results of operations or cash flows.

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

GROSS MARGIN

Gross margin, as a percentage of sales, was 23.2% for the fiscal years ended April 1, 2007 and April 2, 2006 and 25.7% for the fiscal year ended April 3, 2005. Changes in gross margin are due to a number of variables as explained below.

Industrial Segment

Gross margin, as a percentage of sales, for the Industrial segment was 19.0% for the fiscal year ended April 1, 2007, 17.9% for the fiscal year ended April 2, 2006 and 20.9% for the fiscal year ended April 3, 2005. The LIFO method of valuing inventory combined with changes in product mix and volumes of inventory on hand positively impacted gross margins by approximately 2.2% in fiscal 2007 as compared to fiscal 2006. This was partially offset by a portion of the sales increase related to high-volume, lower-margin products. The decrease for the fiscal year ended April 2, 2006 as compared to the fiscal year ended April 3, 2005 relates to changes in the cost and selling price of caustic soda during fiscal 2005 and 2006, increased product costs, a highly competitive market environment, and changes in product mix along several product lines. Additionally, since we are on the LIFO method of valuing inventory, the increased caustic soda costs and the higher cost of inventory on hand as of April 2, 2006 negatively impacted gross margins by 0.3% as compared to fiscal 2005. The cost of caustic soda is normally subject to fluctuations, which are expected to continue in future periods. The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda increases or decreases. Therefore, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.

Water Treatment Segment

Gross margin, as a percentage of sales, for the Water Treatment segment was 29.6% for the fiscal year ended April 1, 2007, 30.8% for the fiscal year ended April 2, 2006 and 31.3% for the fiscal year ended April 3, 2005. The decrease for the fiscal year ended April 1, 2007 as compared to the fiscal year ended April 2, 2006 was primarily attributable to changes in product mix as a result of the increased sales volumes. The decrease for the fiscal year ended April 2, 2006 as compared to the fiscal year ended April 3, 2005 was primarily attributable to rising product costs, which to some extent, the Company was unable to pass on to customers due to competitive pressures. Additionally, due to the LIFO method of valuing inventory, the margin was negatively impacted by higher inventory costs and changes in product mix of inventory on hand as compared to the prior year.

Pharmaceutical Segment

Gross margin, as a percentage of sales, for the Pharmaceutical segment was 28.3% for the fiscal year ended April 1, 2007, 30.4% for the fiscal year ended April 2, 2006 and 33.0% for the fiscal year ended April 3, 2005. The decrease for the fiscal year ended April 1, 2007 as compared to the fiscal year ended April 2, 2006 was primarily attributable to the decrease in sales associated with the FDA matter as discussed above as sales were not at a level sufficient to cover fixed costs. The decrease for the fiscal year ended April 2, 2006 as compared to the fiscal year ended April 3, 2005 related primarily to an increase in operating costs for staffing increases to facilitate future growth, changes in product mix and competitive pressures.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 16.2% ($25,972,636) for the fiscal year ended April 1, 2007, 15.0% ($21,513,444) for the fiscal year ended April 2, 2006 and 15.7% ($18,089,829) for the fiscal year ended April 3, 2005. A significant portion of the increase during the year ended April 1, 2007 was due to costs associated with the Company’s implementation of an Enterprise Resource Planning (ERP) system, including consultants and contractors, depreciation, and employee overtime. Consulting and contractor fees were approximately $1,800,000 during the fiscal year ended April 1, 2007, which are expected to gradually decrease in fiscal 2008. To a lesser extent, increased staff to support sales growth also contributed to the increase in selling, general and administrative expenses. The dollar increases for the fiscal year ended April 2, 2006 as compared to the fiscal year ended April 3, 2005 were mainly due to increased sales staff, and, to a lesser extent, contractor fees associated with the Company’s efforts in complying with the requirements of the Sarbanes-Oxley Act and the Company’s implementation of an ERP system. Additionally, in fiscal 2006 bad debt expense increased by $564,445 due primarily to the bankruptcy of a large customer and the $176,000 impairment of intangible assets resulted in an increase in selling, general and administrative expenses. This customer’s bankruptcy did not have a material impact on the Company’s results of operations, financial condition or liquidity during fiscal 2007. Excluding the costs associated with the implementation of the ERP, employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

LITIGATION SETTLEMENTS

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

On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company. The settlement agreement required the defendants to surrender to the Company 75,358 shares of the Company’s common stock, which they received as consideration for the May 2000 acquisition. The 75,358 shares represent a partial reimbursement for the $3.0 million settlement paid by the Company in fiscal 2004. Both the original $3.0 million settlement paid by the Company and the settlement received from the Universal Chemicals shareholders were recorded within the litigation settlement line of the Statements of Income. The agreement also terminated the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions. The settlement agreement called for the parties to execute mutual releases and a stipulation of dismissal. Litigation settlement income of $1,056,520 was recorded in the Pharmaceutical segment during the fiscal year ended April 2, 2006 as the Company received the 75,358 shares and the executed final releases and stipulations.

INVESTMENT INCOME

Investment income increased approximately $800,000 to $1,692,332 for the fiscal year ended April 1, 2007 compared to $892,289 for the fiscal year ended April 2, 2006. The increase was primarily related to an approximately $300,000 difference between the amount realized on the repayment and the carrying value of three notes receivable that were paid in full during the fourth quarter of fiscal 2007, and an approximately $229,000 increase due to higher average investment balances and yields. Additionally, an approximately $281,000 loss was recognized in fiscal 2006 due to other than temporary declines in the market value of an investment, which decreased investment income in comparison to fiscal years 2007 and 2005. The $228,000 decrease in fiscal 2006 compared to fiscal 2005 was partially offset by higher returns on the Company’s cash equivalents and marketable securities.

PROVISION FOR INCOME TAXES

The effective income tax rate was 37.7% for the fiscal year ended April 1, 2007, 34.9% for the fiscal year ended April 2, 2006, and 36.0% for the fiscal year ended April 3, 2005. The higher effective tax rates for the fiscal years ended April 1, 2007 and April 3, 2005 as compared to the fiscal year ended April 2, 2006 was primarily due to a tax benefit recognized for adjustments to deferred tax estimates in fiscal 2006.

SELECTED QUARTERLY FINANCIAL DATA

	Fiscal Year Ended April 1, 2007 (Unaudited)
	First Quarter Ended June 30, 2006	Second Quarter Ended September 30, 2006	Third Quarter Ended December 31, 2006	Fourth Quarter Ended April 1, 2007
Sales	$41,460,663	$42,200,162	$37,039,181	$39,705,074
Gross margin	10,823,085	11,176,647	6,991,206	8,246,039
Net income	2,799,967	3,146,128	314,273	1,808,515
Basic and diluted earnings per share	$.28	$.31	$.03	$.18

	Fiscal Year Ended April 2, 2006 (Unaudited)
	First Quarter Ended June 30, 2005	Second Quarter Ended September 30, 2005	Third Quarter Ended December 31, 2005	Fourth Quarter Ended April 2, 2006
Sales	$35,854,527	$36,643,242	$34,352,992	$36,480,489
Gross margin	9,885,658	8,794,953	7,219,615	7,318,916
Net income	2,749,486	3,000,919	1,827,264	1,308,484
Basic and diluted earnings per share	$.27	$.29	$.18	$.13

FINANCIAL CONDITION

LIQUIDITY

Cash provided by operations in the fiscal year ended April 1, 2007 was $8,729,475 compared to $9,457,722 in the fiscal year ended April 2, 2006 and $12,617,158 in the fiscal year ended April 3, 2005. The decrease in the fiscal year ended April 1, 2007 compared to the fiscal year ended April 2, 2006 was due primarily to fluctuations in working capital balances including the timing of income tax payments. These amounts were partially offset by an increase in accounts payable due to timing of payments. The decrease in the fiscal year ended April 2, 2006 compared to the fiscal year ended April 3, 2005 was due primarily to the timing of payments and an increase in inventory primarily associated with cost increases.

Cash and investments available-for-sale of $27,954,367 at April 1, 2007 increased by $2,163,975 as compared with the $25,790,392 available as of April 2, 2006, primarily as a result of the payoff of three notes receivables in the amount of approximately $2.3 million (see Note 4 to the Notes to the Financial Statements). Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consist of investment contracts with high-rated, stable insurance companies; marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and mutual funds carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, which generally mature within 10 years. The Company invests in such securities both through the purchase of securities of individual companies as well as mutual funds that pool together the securities of many different companies. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At April 1, 2007, $2,648,888 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired, with maturity dates of one year or longer, and the Company intends to hold the investments for at least one more year. These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

At April 1, 2007, the Company had an investment portfolio of fixed income securities of $5,599,623, a mutual fund of $7,564,732 and $15,155,012 classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The Company recorded a loss of $30,595 and $280,699 in the fiscal years ended April 1, 2007 and April 2, 2006, respectively, due to declines in market value that were deemed other than temporary. The mutual fund held by the Company as of April 1, 2007 is a short-term bond fund that invests primarily in investment grade securities.

CAPITAL EXPENDITURES

Capital expenditures in the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005 were $4,687,973, $6,948,010, and $5,922,862, respectively. Significant capital expenditures during the fiscal year ended April 1, 2007 consisted of approximately $800,000 for software and hardware data processing equipment associated with the Company’s implementation of an ERP system, $450,000 for machinery and equipment used in operations, $300,000 for returnable cylinders, $200,000 for warehouse additions, and $200,000 for trucks. We anticipate capital expenditures in fiscal 2008 to be comparable with the three previous years average and they are expected to relate primarily to facilities improvement projects and new route sales trucks.

DIVIDENDS

We increased our semi-annual cash dividend by 10.0% during the second quarter of fiscal 2007 to $0.22 per share from $0.20 per share. The Company first started paying cash dividends in 1985 and has done so each year since that time. Future dividend levels will be dependent upon Hawkins’ results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments due by period
Contractual Obligation	2008	2009	2010	2011	2012	More than 5 Years	Total

Operating lease obligations	$268,716	$244,215	$219,667	$187,023	$187,023	$2,691,160	$3,797,804
Purchase obligations (1)	9,304,729	—	—	—	—	—	9,304,729
Total	$9,573,445	$244,215	$219,667	$187,023	$187,023	$2,691,160	$13,102,533

(1)          The Company is committed to pay suppliers under the terms of open purchase orders issued in the normal course of business. The Company does not purchase, or commit to purchase, quantities in excess of normal usage or amounts that cannot be used within one year.

OUTLOOK

Expected future cash flows from operations, coupled with the Company’s strong financial position, put the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long term. If the need to obtain additional capital does arise, management believes that the Company’s total debt to capital ratio puts it in a position to obtain debt financing on favorable terms, however there are no assurances that this will occur.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist. As described in Note 9 to the Notes to the Financial Statements, on May 15, 2007, the Company signed an asset purchase agreement with Trumark, Inc., Trumark Ltd., Profloc Inc. and the shareholders of each entity, under which the Company agreed to acquire substantially all of the assets of the entities and assume certain operating liabilities for approximately $6,000,000.

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

Revenue Recognition – The Company recognizes revenue when title passes to our customers, which occurs primarily when product has been shipped, if there is evidence that the customer has agreed to purchase the products, performance has occurred, the price and terms of sale are fixed, and collection is reasonably assured.

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

Inventories - Inventories are valued at lower of cost or market. On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down to net realizable the value of inventory deemed obsolete or excess. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

LIFO Reserve – Inventories are primarily valued at the lower of cost or market with cost being determined using the last-in, first-out (LIFO) method. We may incur significant fluctuations in our gross margins due primarily to changes in the cost of a single, large-volume component of inventory. The price of this inventory component may vary depending on the balance between supply and demand. Management reviews the LIFO reserve on a quarterly basis.

Impairment of Long-Lived Assets – We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization and property, plant, and equipment, when events and changes in circumstances warrant such a review, such as prolonged industry downturn or significant reductions in projected future cash flows. The carrying value of long-lived assets is considered impaired when the projected future undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. We periodically review the appropriateness of the estimated useful lives of our long-lived assets. Changes in these estimates could have a material effect on the assessment of long-lived assets. There were no material assets that were determined to be impaired during fiscal 2007.

Self Insurance – The Company purchases insurance for employee medical benefits with high deductibles. Third party insurance is carried for what is believed to be the major portion of potential exposures that would exceed the Company’s self-insured retentions. The Company has established a liability for potential uninsured claims. The Company considers factors such as known outstanding claims, historical experience, and other relevant factors in setting the liability. These reserves are monitored and adjusted when warranted by changing circumstances. Though management considers these balances adequate, a substantial change in the number and/or severity of claims could result in materially different amounts for this item.

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

At April 1, 2007, the Company had an investment portfolio of fixed income securities of $5,599,623, a mutual fund of $7,564,732, investment contracts of $3,562,073 and cash and cash equivalents of $11,592,939. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The investment contracts are variable rate insurance contracts that reset on a quarterly basis. A hypothetical 1% change in rates would impact investment income by approximately $35,500, based upon the amount of variable rate insurance contracts held at April 1, 2007. The Company adjusts the carrying value of its investments if an impairment occurs that is other than temporary.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hawkins, Inc.

Minneapolis, MN

We have audited the accompanying balance sheets of Hawkins, Inc. (the “Company”) as of April 1, 2007 and April 2, 2006, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended April 1, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hawkins, Inc. as of April 1, 2007 and April 2, 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 1, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, MN

June 13, 2007

HAWKINS, INC. BALANCE SHEETS

	April 1, 2007	April 2, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,592,939	$6,330,004
Investments available-for-sale	13,712,540	14,167,047
Trade receivables – less allowance for doubtful accounts: $225,000 for 2007 and 2006	19,663,169	16,185,560
Inventories	12,786,348	10,449,671
Prepaid expenses and other current assets (Note 8)	3,214,254	2,314,458
Total current assets	60,969,250	49,446,740

PROPERTY, PLANT, AND EQUIPMENT:
Land	1,415,172	1,349,805
Buildings and improvements	30,519,907	30,080,775
Machinery and equipment	15,904,651	14,150,782
Transportation equipment	9,122,960	9,012,104
Office furniture and equipment including computer systems	10,525,070	9,594,885
	67,487,760	64,188,351
Less accumulated depreciation	32,767,300	29,466,612
Net property, plant, and equipment	34,720,460	34,721,739

OTHER ASSETS:
Intangible assets – less accumulated amortization: 2007, $1,643,308; 2006, $1,418,491	1,839,725	2,064,542
Long-term investments	3,013,888	5,658,341
Other	725,271	2,165,372
Total other assets	5,578,884	9,888,255
	$101,268,594	$94,056,734

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable—trade	$10,891,162	$8,695,396
Dividends payable	2,247,686	2,034,299
Accrued payroll and employee benefits	5,221,005	4,426,356
Container deposits	991,601	990,267
Other accruals	1,380,303	1,421,409
Total current liabilities	20,731,757	17,567,727

OTHER LONG-TERM LIABILITIES	138,673	127,644

DEFERRED INCOME TAXES	420,521	265,324

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $.05 par value; 10,171,496 shares issued and outstanding for 2007 and 2006	508,575	508,575
Additional paid-in capital	37,242,090	37,056,103
Accumulated other comprehensive loss	(13,605)	(125,754)
Retained earnings	42,240,583	38,657,115
Total shareholders’ equity	79,977,643	76,096,039
	$101,268,594	$94,056,734

See accompanying notes to financial statements.

HAWKINS, INC. STATEMENTS OF INCOME

	Fiscal Year Ended April 1, 2007	Fiscal Year Ended April 2, 2006	Fiscal Year Ended April 3, 2005

Sales	$160,405,080	$143,331,250	$115,280,312

Cost of sales	(123,168,103)	(110,112,108)	(85,674,127)

Gross margin	37,236,977	33,219,142	29,606,185

Selling, general and administrative expenses	(25,972,636)	(21,513,444)	(18,089,829)

Litigation settlement (Note 7)		1,056,520

Income from operations	11,264,341	12,762,218	11,516,356

Investment income	1,692,332	892,289	1,120,775

Income before income taxes	12,956,673	13,654,507	12,637,131

Provision for income taxes	(4,887,790)	(4,768,354)	(4,545,122)

Net income	$8,068,883	$8,886,153	$8,092,009

Weighted average number of shares outstanding-basic	10,171,496	10,199,194	10,216,688

Weighted average number of shares outstanding-diluted	10,173,719	10,211,834	10,222,669

Earnings per share - basic and diluted	$.79	$.87	$.79

Cash dividends declared per common share	$.44	$.40	$.36

See accompanying notes to financial statements.

HAWKINS, INC. STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

BALANCE—March 28, 2004	10,216,688	$510,834	$37,747,492	$—	$29,449,991	$196,328	$67,904,645

Cash dividends					(3,692,643)		(3,692,643)
Restricted stock issued	40,653	2,033	484,584	(486,617)			—
Amortization of unearned compensation				287,915			287,915
Comprehensive income:
Unrealized loss on investments available for sale						(392,359)	(392,359)
Net income					8,092,009		8,092,009
Comprehensive income							7,699,650

BALANCE—April 3, 2005	10,257,341	512,867	38,232,076	(198,702)	33,849,357	(196,031)	72,199,567

Cash dividends					(4,078,395)		(4,078,395)
Shares surrendered for payroll taxes	(10,487)	(524)	(123,221)				(123,745)
Litigation settlement	(75,358)	(3,768)	(1,052,752)				(1,056,520)
Amortization of unearned compensation				198,702			198,702
Comprehensive income:
Unrealized gain on investments available for sale						70,277	70,277
Net income					8,886,153		8,886,153
Comprehensive income							8,956,430

BALANCE—April 2, 2006	10,171,496	508,575	37,056,103	—	38,657,115	(125,754)	76,096,039

Cash dividends					(4,485,415)		(4,485,415)
Restricted stock compensation			185,987				185,987
Comprehensive income:
Unrealized gain on investments available for sale						122,486	122,486
Unrealized loss on post-retirement plan liability						(10,337)	(10,337)
Net income					8,068,883		8,068,883
Comprehensive income							8,181,032

BALANCE—April 1, 2007	10,171,496	$508,575	$37,242,090	$—	$42,240,583	$(13,605)	$79,977,643

See accompanying notes to financial statements.

HAWKINS, INC. STATEMENTS OF CASH FLOWS

	Fiscal Year Ended April 1, 2007		Fiscal Year Ended April 2, 2006		Fiscal Year Ended April 3, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$8,068,883		$8,886,153	$8,092,009
Reconciliation to cash flows:
Depreciation and amortization		4,337,009		3,688,448	4,522,861
Deferred income taxes		159,676		(953,694)	23,033
Restricted stock compensation expense		185,987		198,702	287,915
Adjustment of notes receivable reserve					(658,134)
Impairment of intangibles				176,000
Impairment of investments		30,595		280,699
Earnings on other assets					(6,854)
Loss (gain) from property disposals		195,738		(159,192)	134,439
Litigation settlement				(1,056,520)
Changes in operating accounts (using) providing cash:
Trade receivables		(3,477,609)		(2,511,607)	(2,365,102)
Inventories		(2,336,677)		(1,862,061)	299,471
Accounts payable		2,634,642		2,128,099	1,194,140
Accrued liabilities		724,991		466,599	(18,745)
Other		(1,793,760)		176,096	1,112,125
Net cash provided by operating activities		8,729,475		9,457,722	12,617,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment		(4,687,973)		(6,948,010)	(5,922,862)
Purchase of investments				(2,069,866)	(11,491,472)
Sale and maturities of investments		3,293,320		4,822,151	11,201,957
Proceeds from property disposals		101,977		236,492	110,283
Payments received on notes receivable		2,098,164		157,142	176,083
Net cash provided by (used in) investing activities		805,488		(3,802,091)	(5,926,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid		(4,272,028)		(3,890,417)	(3,685,326)
Net cash used in financing activities		(4,272,028)		(3,890,417)	(3,685,326)

NET INCREASE IN CASH AND CASH EQUIVALENTS		5,262,935		1,765,214	3,005,821

CASH AND CASH EQUIVALENTS—
Beginning of period		6,330,004		4,564,790	1,558,969

CASH AND CASH EQUIVALENTS—
End of period		$11,592,939		$6,330,004	$4,564,790

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION—
Issuance of restricted stock (Note 1)	$		$		$486,617
Cash paid during the year for income taxes		$5,858,478		$5,608,626	$3,374,364
Noncash investing activities—
Capital expenditures in accounts payable		$182,232		$461,577	$214,644

See accompanying notes to financial statements.

HAWKINS, INC. NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year—The Company’s fiscal year is a 52/53-week year ending on the Sunday closest to March 31. The fiscal years ended April 1, 2007 and April 2, 2006 were 52-week years and the fiscal year ended April 3, 2005 was 53-week year.

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

Revenue Recognition— The Company recognizes revenue when title passes to our customers, which occurs primarily when product has been shipped, if there is evidence that the customer has agreed to purchase the products, performance has occurred, the price and terms of sale are fixed, and collection is reasonably assured.

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

Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Available-for-sale securities are included in current assets if their market value exceeds its amortized cost and are available to fund current operations. Available-for-sale securities whose market value is less than its amortized cost that have not been identified as other-than-temporarily impaired are classified as current assets if the security matures in less than one year and non-current assets if the security matures in one year or longer and the Company intends to hold the investments for at least one more year. Available-for-sale securities with a market value of $2,648,888 and $5,293,341 were classified as non-current at April 1, 2007 and April 2, 2006, respectively.

All securities with gross unrealized losses are subjected to the Company’s process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amortized cost of the investment. On a case-by-case basis, the Company considers the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and the Company’s investment horizon. Losses of $30,595 and $280,699 were recorded during the fiscal years ended April 1, 2007 and April 2, 2006, respectively, due to declines in market value that were deemed other than temporary. The Company does not engage in trading activities.

Inventories—Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (“LIFO”) method. The Pharmaceutical segment’s inventory cost is determined using the first-in, first-out (“FIFO”) method, which represents approximately 13% and 12% of the total FIFO inventory balance at April 1, 2007 and April 2, 2006, respectively.

Property, Plant and Equipment—Property is stated at cost and depreciated over the lives of the assets, using both straight-line and declining-balance methods. Estimated lives are: 10 to 50 years for buildings and improvements; 3 to 15 years for machinery and equipment; 3 to 10 years for transportation equipment; and 3 to 10 years for office furniture and equipment.

Intangible Assets—Intangible assets consist primarily of customer lists, trademarks, and trade names acquired in previous business acquisitions. The values assigned to the intangible assets are being amortized primarily over 15 years. As of April 1, 2007, the Company had net intangible assets of $1,839,725. During the fiscal year ended April 2, 2006 the Company determined that the intangible assets associated with the acquisition of Industrial Chemical and Equipment Company in 1993, an asset group within the Industrial segment, were impaired based on undiscounted cash flow calculations. The undiscounted cash flow calculations took into consideration the business outlook over the remaining useful life for this asset group. The sum of expected future cash flows was less than the carrying amount of the intangible assets. The impairment amount was $176,000, which also represented the net book value of the intangible assets at that time. The amount of the impairment is included within Selling, General and Administrative expense in the Statement of Income for the fiscal year ended April 2, 2006. Amortization expense was $224,817 during the fiscal year ended April 1, 2007, $251,788 during the fiscal year ended April 2, 2006, and $285,848 during the fiscal year ended April 3, 2005. The estimated amortization expense for each of the next five years is approximately $225,000 per year.

Recoverability of Long-Lived Assets—The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset. There were no material assets that were determined to be impaired during fiscal 2007.

Income Taxes—The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the deferred tax assets and liabilities are recognized based on differences between the financial statements and the tax bases of assets and liabilities using presently enacted tax rates.

Earnings Per Share— Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, including any dilutive effects of non-vested shares.

Management Agreement—During fiscal 2006, the Company entered into a consulting agreement with a member of its Board of Directors to provide consulting services for certain strategic projects. Consulting fees of $75,000 and $35,000 were expensed in fiscal 2007 and fiscal 2006, respectively.

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

At April 1, 2007, the Company’s investment portfolio included fixed income securities and a mutual fund of $5,599,623 and $7,564,732, respectively. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until maturity and therefore the Company would not expect to recognize an adverse impact on net income or cash flows. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The mutual fund held by the Company as of April 1, 2007 is a short-term bond fund that invests primarily in investment grade securities. During the fiscal years ended April 1, 2007 and April 2, 2006, losses of $30,595 and $280,699, respectively were recognized due to other than temporary declines in market value.

Derivative Instruments and Hedging Activities—In fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS 133 and has determined that the Company has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Risk and Uncertainties—There are no concentrations of business transacted with a particular customer or supplier nor concentrations of sales from a particular service or geographic area that would severely impact the Company in the near term.

Accounting Pronouncements— On April 3, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “ Share Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” requiring us to recognize expense related to the fair value of our stock-based compensation awards. We adopted the modified prospective method and therefore, we did not restate the financial information for the restricted stock issuance that occurred during the year ended April 3, 2005 and became fully vested in August of 2005 as a result of the adoption. In accordance with SFAS 123R, non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Prior to the adoption of SFAS 123R, unearned compensation cost on non-vested share awards was shown as a reduction to shareholders’ equity. The adoption of SFAS 123R did not have a material impact on our financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting for Income Taxes.” The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The cumulative effect of initially applying FIN 48 will be recognized as a change in accounting principle. The Company is evaluating the impact of applying this interpretation as of April 2, 2007, which is the effective date of the interpretation for the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income and expands disclosures. SFAS 158 is effective for the Company for the fiscal year ended April 1, 2007. The adoption of the new standard did not have a material impact on operating results or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements. “This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for the Company starting in fiscal 2009. The Company has not determined the impact, if any, the adoption of this statement will have on its financial statements.

In September 2006, the Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of April 1, 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of the beginning of the fiscal year for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company starting in fiscal 2009. We are currently evaluating the impact of adopting SFAS 159 on our results of operations and financial condition.

2.	INVESTMENTS

The amortized cost and fair value by maturity as of April 1, 2007 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 Year:
Fixed Income Securities	$—	$—	$2,607,272	$2,585,734
Investment Contracts			3,562,073	3,562,073

Within 1 Year	—	—	6,169,345	6,147,807

1-5 Years	250,000	257,855	2,229,064	2,185,562
5-10 Years	115,000	118,755	53,672	52,147
After 10 Years			426,372	411,180
Equity Securities – Mutual Fund			7,488,243	7,564,732

	$365,000	$376,610	$16,366,696	$16,361,428

The amortized cost and fair value of investment securities available-for-sale as of April 1, 2007 and April 2, 2006, were as follows:

	April 1, 2007
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value

Fixed Income Securities:
U.S. Corporate Securities	$4,179,295		$—	$(52,014)	$4,127,281
U.S. Government Agency Securities	1,137,085		—	(29,743)	1,107,342

Total Fixed Income Securities	$5,316,380	$		$(81,757)	$5,234,623

Marketable Equity Securities –
Mutual Fund – Short-term Bond Fund	$7,488,243		$76,489	$—	$7,564,732

Total Equity Securities	$7,488,243		$76,489	$—	$7,564,732

	April 2, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed Income Securities:
U.S. Corporate Securities	$7,172,034	$—	$(156,856)	$7,015,178
U.S. Government Agency Securities	1,524,431	—	(49,398)	1,475,033

Total Fixed Income Securities	$8,696,465	$—	$(206,254)	$8,490,211

Marketable Equity Securities –
Mutual Fund – Short-term Bond Fund	$7,518,838	$—	$—	$7,518,838

Total Equity Securities	$7,518,838	$—	$—	$7,518,838

Additionally, the Company’s available-for-sale investments include investment contracts with highly rated, stable insurance companies of $3,562,073 and $3,451,339 as of April 1, 2007 and April 2, 2006, respectively with fair values that approximate amortized cost. Proceeds from the sale of investments were $3,293,320, $4,822,151, and $11,201,957 for the fiscal years ended April 1, 2007, April 2, 2006 and April 3, 2005, respectively. The Company recorded losses of $30,595 and $280,699 during the fiscal years ended April 1, 2007 and April 2, 2006 respectively, due to declines in the fair value of a mutual fund that was deemed other than temporary. The mutual fund held as of April 1, 2007 is a short-term bond fund that invests primarily in investment grade securities. Realized gains and losses were not material for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005.

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at April 1, 2007 and April 2, 2006:

	April 1, 2007
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses

Fixed Income Securities:
U.S. Corporate Securities	$—	$—	$4,127,281	$(52,014)	$4,127,281	$(52,014)
U.S. Government Agency Securities	—	—	1,107,342	(29,743)	1,107,342	(29,743)

Total Fixed Income Securities	$—	$—	$5,234,623	$(81,757)	$5,234,623	$(81,757)

Marketable Equity Securities:
Mutual Fund – Short-term Bond Fund	$—	$—	$—	$—	$—	$—

Total Equity Securities	$—	$—	$—	$—	$—	$—

	April 1, 2006
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses

Fixed Income Securities:
U.S. Corporate Securities	$1,109,963	$(23,774)	$5,905,215	$(133,082)	$7,015,178	$(156,856)
U.S. Government Agency Securities	390,755	(3,185)	1,084,278	(46,213)	1,475,033	(49,398)
States and Political Subdivisions	—	—	—	—	—	—

Total Fixed Income Securities	$1,500,718	$(26,959)	$6,989,493	$(179,295)	$8,490,211	$(206,254)

Marketable Equity Securities:
Mutual Fund – Short-term Bond Fund	$—	$—	$—	$—	$—	$—

Total Equity Securities	$—	$—	$—	$—	$—	$—

There were 36 and 51 investments in an unrealized loss position as of April 1, 2007 and April 2, 2006, respectively. The Company believes that the unrealized losses in the investment portfolio are the result of increases in market interest rates and not from the deterioration in the creditworthiness of the issuer. The majority of the investments have contractual terms, which do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The U.S. Government agency securities are guaranteed by an agency of the U.S. Government. The Company has the ability and intent to hold these investments until a recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired. The mutual fund held by the Company as of April 1, 2007 is a short-term bond fund that invests primarily in investment grade securities. The Company recorded losses of $30,595 and $280,699 during the fiscal years ended April 1, 2007 and April 2, 2006 respectively, due to declines in the fair value of the mutual fund that was deemed other than temporary.

3.	INVENTORIES

Inventories at April 1, 2007 and April 2, 2006 consisted of the following:

	2007	2006

Finished goods (FIFO basis)	$15,956,438	$14,308,515
LIFO reserve	(3,170,090)	(3,858,844)
Net inventory	$12,786,348	$10,449,671

Inventories valued under the LIFO method at April 1, 2007 and April 2, 2006 were $13,802,711 and $12,493,488, respectively, on a FIFO basis. The balance of the inventory was valued under the FIFO method.

In fiscal 2007 the LIFO reserve decreased by $688,754. The decrease in the LIFO reserve was caused by a decrease in the cost of a single, large-volume component of inventory and changes in inventory product mix. During the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005, the Company liquidated certain LIFO inventory layers that were at lower costs than current costs. The impact of the liquidation on cost of sales was approximately $200,000 for the fiscal year ended April 3, 2005 and was not material for the fiscal years ended April 1, 2007 and April 2, 2006.

4.	NOTES RECEIVABLE

The Company had three notes receivable related to the sales of Tessman Seed, Inc., certain land and a building, and The Lynde Company. In February 2007, the notes were paid in full in the amount of approximately $2.3 million. The interest rate on the notes receivable was 8%. Due to differences between the amount realized on the repayment and the carrying value of the notes receivable, the Company recorded interest income of approximately $300,000 during the fourth quarter of fiscal 2007.

5.	COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, were as follows:

	2007	2006	2005

Net income	$8,068,883	$8,886,153	$8,092,009
Available-for-sale investments unrealized gain/(loss)**	122,486	70,277	(392,359)
Post-retirement plan liability unrealized loss	(10,337)
Comprehensive Income	$8,181,032	$8,956,430	$7,699,650

** The 2006 amount includes a reclassification adjustment for losses included in net income of $93,914, net of tax.

6.	PENSION AND EMPLOYEE STOCK OWNERSHIP PLANS

The Company has a defined contribution pension plan covering substantially all of its non-bargaining employees. Pension expense for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005 was $2,178,875, $1,937,499, and $1,688,240, respectively. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. The Company’s cost for the pension plan was determined as 15% of each employee’s covered compensation in the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005. Amounts charged to pension expense and contributed to union multi-employer pension plans (not included in the above amounts) were not material. It is the Company’s policy to fund all pension costs accrued.

The Company has an employee stock ownership plan (ESOP) covering substantially all of its non-bargaining employees. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. ESOP expense for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005 was $726,292, $613,274, and $564,558, respectively.

The Company has an employee stock purchase plan covering substantially all of its employees. A Company contribution of 75% of each employee’s contribution, up to a maximum of $375 per month, is made on a monthly basis. Contributions for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005 were $573,380, $525,874, and $469,198, respectively.

During the fiscal year ended April 1, 2007, the Company issued 45,257 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation cost over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. As of April 1, 2007, there was approximately $450,000 of total unrecognized compensation cost related to nonvested share-based compensation. Restricted stock expense related to this grant for the fiscal year ended April 1, 2007 was $185,987.

During the fiscal year ended April 3, 2005, the Company issued 40,653 shares of restricted stock to certain employees of the Company. The restricted stock awards were recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Restricted stock expense for the fiscal years ended April 2, 2006, and April 3, 2005 was $198,702, and $287,915, respectively.

The Company does not currently offer any other significant post-retirement or post-employment benefits.

7.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various operating leases for trucks and land and buildings on which some of its operations are located. Future minimum lease payments due under operating leases with an initial term of one year or more at April 1, 2007 are $268,716 in 2008, $244,215 in 2009, $219,667 in 2010, $187,023 in 2011, $187,023 in 2012, and $2,691,160 thereafter. Total rental expense for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005 were as follows:

	2007	2006	2005

Minimum rentals	$284,862	$287,888	$243,960
Contingent rentals	88,510	73,776	65,639
Total rental expense	$373,372	$361,664	$309,599

Litigation — The Company completed the acquisition of Universal Chemicals on May 26, 2000. As consideration for this acquisition the Company paid cash of $2,700,000 and issued 75,358 shares of unregistered common stock valued at $600,000 to Universal Chemicals’ shareholders. The stock issued was not subject to any contingencies at the time of the acquisition. In the fourth quarter of fiscal 2004, the Company paid $3.0 million to resolve a personal injury lawsuit encaptioned Chavarria et al v. Hawkins, Inc., Panorama Compounding Pharmacy, and Valley Drug and Compounding, et al that arose from the alleged mislabeling of certain inventory the Company purchased in connection with its acquisition of St. Mary’s Chemicals, Inc. (d/b/a Universal Chemicals) in May 2000. The lawsuit alleged that the inventory was purchased in conjunction with the acquisition, however, subsequent information confirmed that the inventory was purchased from Universal Chemicals prior to the acquisition and was not related to assets purchased in the acquisition and accordingly was determined not to be an adjustment to the purchase price for Universal Chemicals. Pursuant to the terms of the settlement, the Company denied all liability and reserved its right to pursue indemnification and contribution from third parties. In July 2004, the Company filed suit in Hennepin County, Minnesota against the former principals of Universal Chemicals, seeking indemnification for the costs the Company incurred in defending and resolving the prior litigation.

On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company. The settlement agreement required the defendants to surrender to the Company 75,358 shares of the Company’s common stock, which they received as consideration for the May 2000 acquisition. The 75,358 shares represent a partial reimbursement for the $3.0 million settlement paid by the Company in fiscal 2004. Both the original $3.0 million settlement paid by the Company and the settlement received from the Universal Chemicals shareholders were recorded within the litigation settlement line of the Statements of Income. The agreement also terminated the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions. The settlement agreement called for the parties to execute mutual releases and a stipulation of dismissal. Litigation settlement income of $1,056,520 was recorded in the Pharmaceutical segment during the fiscal year ended April 2, 2006 as the Company received the 75,358 shares and the executed final releases and stipulations.

The Company is involved in various legal actions arising from the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Asset Retirement Obligations — The Company has two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense. The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143,” the Company has not recorded an asset retirement obligation as of April 1, 2007. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

8.	INCOME TAXES

The provisions for income taxes are as follows:

	Fiscal Year Ended
	April 1, 2007	April 2, 2006	April 3, 2005

Federal—current	$3,834,812	$4,483,064	$3,578,342
State—current	948,302	1,126,697	943,747
Deferred	104,676	(841,407)	23,033
Total provision	$4,887,790	$4,768,354	$4,545,122

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below. Included within “Other” below for the fiscal year ended April 2, 2006 is a $363,000 tax benefit recognized due to adjustments to deferred tax estimates.

	Fiscal Year Ended
	April 1, 2007	April 2, 2006	April 3, 2005

Statutory federal income tax	$4,534,835	$4,779,077	$4,422,996
State income taxes, net of federal deduction	629,653	621,195	648,194
Tax-exempt income	(6,773)	(10,408)	(27,634)
ESOP dividend deduction on allocated shares	(239,118)	(226,214)	(209,578)
Domestic production deduction	(38,500)	(70,000)
Other—net	7,693	(325,296)	(288,856)
Total	$4,887,790	$4,768,354	$4,545,122

The tax effects of items comprising the Company’s net deferred tax asset (liability) as of April 1, 2007 and April 2, 2006 are as follows:

	2007	2006

Current deferred taxes:
Trade receivables	$87,750	$87,750
Inventory	116,599	439,766
Accruals	409,625	266,047
Other	95,416	(7,803)
Total*	$709,390	$785,760

Noncurrent deferred taxes:
Excess of tax over book depreciation	$(558,720)	$(539,398)
Unrealized loss on investments	2,000	80,500
Capital loss carryforward	66,405	109,473
Other	69,794	84,101
Total	$(420,521)	$(265,324)

*Included in prepaid expenses and other current assets on the balance sheet.

9.	TRUMARK, INC. ACQUISITION

On May 15, 2007, the Company signed an asset purchase agreement with Trumark, Inc., Trumark Ltd., Profloc Inc. and the shareholders of each entity, under which the Company agreed to acquire substantially all of the assets of the entities and assume certain operating liabilities for approximately $6,000,000. On May 31, 2007, the acquisition was completed. The acquired business is a producer of antimicrobial products for the food industry. The acquired business will be included in the Company’s Industrial operating segment.

The assets acquired consist of assets used by Trumark to operate its business, including intellectual property, manufacturing equipment and inventory. The purchase price consisted of cash and shares of the Company’s common stock. The Company funded the cash portion of the transaction with existing cash and issued new shares of common stock.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given the nature of the Company, it is not practical to disclose revenues from external customers for each product or each group of similar products. There are no single customer revenues that amount to 10 percent or more of the Company’s revenue. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Pharmaceutical		Total

Fiscal Year Ended April 1, 2007:
Sales	$95,394,903	$56,371,237	$8,638,940		$160,405,080
Cost of sales	77,305,184	39,667,703	6,195,216		123,168,103
Income (loss) from operations	$2,889,587	$8,609,573	$(234,819)		$11,264,341

Identifiable assets*	$46,446,607	$17,639,843	$5,569,231		$69,655,681

* Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $31,612,913 at April 1, 2007.

Fiscal Year Ended April 2, 2006:
Sales	$84,192,397	$48,946,914	$10,191,939		$143,331,250
Cost of sales	69,160,512	33,859,254	7,092,342		110,112,108
Income from operations	$2,367,035	$8,770,739	$1,624,444	**	$12,762,218

Identifiable assets*	$42,170,943	$17,587,618	$5,761,116		$65,519,677

* Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $28,537,057 at April 2, 2006.
** The Pharmaceutical segment recorded $1,056,520 in pretax gain from the litigation settlement during fiscal 2006.

Fiscal Year Ended April 3, 2005:
Sales	$64,130,067	$41,529,630	$9,620,615		$115,280,312
Cost of sales	50,713,339	28,512,805	6,447,983		85,674,127
Income from operations	$3,372,624	$7,516,673	$627,059		$11,516,356

Identifiable assets*	$35,667,914	$16,384,456	$5,930,442		$57,982,812

*Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $29,675,306 at April 3, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that as of April 1, 2007, the disclosure controls and procedures for Hawkins, Inc. were effective to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported by the filing deadlines specified in SEC rules and forms.

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

Our management evaluated our internal control over financial reporting as of April 1, 2007, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of April 1, 2007.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears herein on page 34.

/s/ John R. Hawkins	/s/ Marvin E. Dee
John R. Hawkins Chief Executive Officer June 15, 2007	Marvin E. Dee Chief Financial Officer June 15, 2007

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

We implemented a new ERP system in October 2006. ERP systems are highly complex and as a result of the implementation there were significant changes in our internal controls, processes and procedures during the fiscal year ended April 1, 2007. These changes primarily affect recording and reporting of revenues, inventory and expenditures. We also encountered implementation and transitional issues with the new ERP system, including significant issues related to business segment reporting. To address these issues, we modified ongoing processes and controls during the implementation period. These modifications included putting in place a number of manual controls and procedures as management could not test or rely on certain of the internal controls that are part of the ERP system. Management is in the process of planning and implementing actions to replace the majority of these manual controls and procedures with automated controls in subsequent quarters.

Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended April 1, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hawkins, Inc.

Minneapolis, MN

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that Hawkins, Inc. (the “Company”) maintained effective internal control over financial reporting as of April 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 1, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended April 1, 2007, of the Company and our reports dated June 13, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, MN

June 13, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE COMPANY.

The information under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by this reference. Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

The information under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information under the caption “Security Ownership of Management and Beneficial Ownership” and under the heading “Equity Compensation Plan Information” in the Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the captions “Election of Directors” and “Related Party Transactions” in the Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Independent Auditors’ Fees” in the Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY.

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Balance Sheets at April 1, 2007 and April 2, 2006.

Statements of Income for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005.

Statements of Shareholders’ Equity for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005.

Statements of Cash Flows for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005.

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

Report of Independent Registered Public Accounting Firm.

The following financial statement schedule for the fiscal years ended April 1, 2007, April 2, 2006, and April 3, 2005:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2007.

HAWKINS, INC.
By	/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on June 15, 2007.

/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer (Principal Executive Officer) and Director

/s/ Marvin E. Dee
Marvin E. Dee, Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon
John S. McKeon, Director

/s/ Howard M. Hawkins
Howard M. Hawkins, Director

/s/ Duane M. Jergenson
Duane M. Jergenson, Director

/s/ G. Robert Gey
G. Robert Gey, Director

/s/ Daryl I. Skaar
Daryl I. Skaar, Director

/s/ Eapen Chacko
Eapen Chacko, Director

/s/ James A. Faulconbridge
James A. Faulconbridge, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hawkins, Inc.

Minneapolis, MN

We have audited the financial statements of Hawkins, Inc. (the “Company”) as of April 1, 2007 and April 2, 2006, and for each of the three years in the period ended April 1, 2007, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 1, 2007, and the effectiveness of the Company’s internal control over financial reporting as of April 1, 2007, and have issued our reports thereon dated June 13, 2007; such financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

June 13, 2007

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED APRIL 1, 2007, APRIL 2, 2006 AND APRIL 3, 2005

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year

Reserve deducted from asset to which it applies:

Year Ended April 1, 2007: Allowance for doubtful accounts	$225,000	$55,806		$55,806	$225,000
Reserve for note receivable	0				0
	$225,000	$55,806		$55,806	$225,000

Year Ended April 2, 2006: Allowance for doubtful accounts	$225,000	$546,730		$546,730	$225,000
Reserve for note receivable	0				0
	$225,000	$546,730		$546,730	$225,000

Year Ended April 3, 2005: Allowance for doubtful accounts	$275,000	$(17,715)		$32,285	$225,000
Reserve for note receivable	658,134			658,134	0
	$933,134	$(17,715)		$690,419	$225,000

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Retirement Agreement dated December 2, 1998 between the Company and Howard M. Hawkins. (3)	Incorporated by Reference
10.2	Description of Director Compensation Arrangements. (4)	Incorporated by Reference
10.3	Description of Consulting Arrangement with John S. McKeon. (5)	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended April 3, 2005.
(4)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated September 21, 2005 and filed September 26, 2005.
(5)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated May 3, 2006 and filed May 8, 2006.