Form 10-Q
period 2007-06-30
HAWKINS INC
filed 2007-08-09
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐      NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 9, 2007
Common Stock, par value $.05 per share	10,257,084

HAWKINS, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS

	JUNE 30, 2007 (UNAUDITED)	APRIL 1, 2007 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,894,291	$11,592,939
Investments available-for-sale	9,929,617	13,712,540
Trade receivables – net	22,048,711	19,663,169
Inventories	13,028,846	12,786,348
Prepaid expenses and other current assets	1,639,358	3,214,254
Total current assets	57,540,823	60,969,250

PROPERTY, PLANT AND EQUIPMENT – net	35,604,110	34,720,460

INTANGIBLE ASSETS – less accumulated amortization of $1,716,279 and $1,643,308, respectively	7,263,107	1,839,725

LONG-TERM INVESTMENTS	2,432,020	3,013,888

OTHER ASSETS	604,939	725,271
	$103,444,999	$101,268,594
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$12,974,620	$10,891,162
Dividends payable	—	2,247,686
Accrued payroll and employee benefits	2,974,174	5,221,005
Other current liabilities	3,298,111	2,371,904
Total current liabilities	19,246,905	20,731,757

OTHER LONG-TERM LIABILITIES	135,324	138,673

DEFERRED INCOME TAXES	407,221	420,521

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,211,827 and 10,171,496 shares issued and outstanding, respectively	510,591	508,575
Additional paid-in capital	37,987,491	37,242,090
Accumulated other comprehensive loss	(34,186)	(13,605)
Retained earnings	45,191,653	42,240,583
Total shareholders’ equity	83,655,549	79,977,643
	$103,444,999	$101,268,594

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED JUNE 30
	2007	2006
	(UNAUDITED)

Sales	$48,622,725	$41,460,663

Cost of sales	36,792,174	30,637,578

Gross margin	11,830,551	10,823,085

Selling, general and administrative expenses	7,495,284	6,636,865

Income from operations	4,335,267	4,186,220

Investment income	302,303	301,247

Income before income taxes	4,637,570	4,487,467

Provision for income taxes	1,686,500	1,687,500

Net income	$2,951,070	$2,799,967

Weighted average number of shares outstanding – basic	10,184,940	10,171,496

Weighted average number of shares outstanding – diluted	10,204,262	10,171,496

Earnings per share – basic and diluted	$.29	$.28

Cash dividends declared per common share	$—	$—

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JUNE 30
	2007	2006
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,951,070	$2,799,967
Reconciliation to cash flows:
Depreciation and amortization	1,227,262	927,682
Restricted stock compensation expense	159,417	—
Impairment of investments	—	30,595
(Gain) loss from property disposals	(6,736)	26,969
Changes in operating accounts (using) providing cash:
Trade receivables	(1,270,802)	(2,896,819)
Inventories	22,817	(4,240,461)
Accounts payable	774,149	3,311,896
Accrued liabilities	(2,027,054)	(413,374)
Other	1,699,187	403,993

Net cash provided by (used in) operating activities	3,529,310	(49,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,081,182)	(746,145)
Sale and maturities of investments	4,323,406	953,135
Proceeds from property disposals	40,105	44,644
Acquisition of Trumark, Inc.	(5,262,601)	—
Payments received on notes receivable	—	41,282

Net cash (used in) provided by investing activities	(1,980,272)	292,916

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,247,686)	(2,034,299)

Net cash used in financing activities	(2,247,686)	(2,034,299)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(698,648)	(1,790,935)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,592,939	6,330,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,894,291	$4,539,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$—	$386,000

Noncash investing activities-
Capital expenditures in accounts payable	$697,828	$459,679

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007, previously filed with the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007 filed with the Commission on June 15, 2007.

In the preparation of the Company’s financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. The Company records any interest and penalties related to income taxes as income tax expense in the condensed statements of income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years beginning with 2003 remain open to examination by the Internal Revenue Service. The sufficient state jurisdictions of Minnesota, Iowa, North Dakota, South Dakota, and Wisconsin have tax years beginning with 2003 open to examination.

2.	The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

3.

Inventories, principally valued by the LIFO method, are less than current cost by approximately $3,095,090 and $3,170,090 at June 30, 2007 and April 1, 2007, respectively. Inventory consists principally of finished goods.

4.	A summary of our intangible assets and goodwill is as follows:

Amortizable Intangible Assets

April 1, 2007
Gross	$3,483,033
Accumulated amortization	(1,643,308)
Net	$1,839,725

	Unamortizable Intangible Assets	Amortizable Intangible Assets

June 30, 2007
Gross	$1,228,000	$6,214,032
Accumulated amortization	——	(1,716,279)
Net	$1,228,000	$4,497,753

Amortizable assets consist primarily of customer lists, trademarks, and trade names in previous business acquisitions.

The change in the carrying amount of goodwill (included in Intangible Assets on the statement of financial condition) for the period ended June 30, 2007 is as follows:

Balance April 1, 2007	$—
Goodwill associated with acquisition	1,537,354
Balance June 30, 2007	$1,537,354

5.	Comprehensive income and its components, net of tax, were as follows:
	Three months ended June 30
	2007	2006

Net income	$2,951,070	$2,799,967
Available-for-sale investments unrealized loss	(20,581)	(812)
Comprehensive income	$2,930,489	$2,799,155

6.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The Company is required to recognize in its financial statements the largest tax benefit of a tax position that is "more-likely-than-not" to be sustained on audit based solely on the technical merits of the position as of the reporting date. The term "more-likely-than-not" means a likelihood of more than 50 percent. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. Only tax positions that meet the "more-likely-than-not" threshold may be recognized. We adopted FIN 48 on April 2, 2007, which had no impact on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for the Company starting in fiscal 2009. We have not determined the impact, if any, the adoption of this statement will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our results of operations and financial condition.

In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. We are currently evaluating the impact of adopting EITF 06-11 on our results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting EITF 07-03 on our results of operations and financial condition.

7.

The Company is involved in various legal actions arising from the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company has two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense. The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and Fin 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143,” the Company has not recorded an asset retirement obligation as of June 30, 2007. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

8.

On December 15, 2006, the Company issued 45,257 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation cost over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. As of June 30, 2007, there was approximately $292,000 of total unrecognized compensation cost related to nonvested share-based compensation.

9.

On May 15, 2007, the Company signed an asset purchase agreement with Trumark, Inc., Trumark Ltd., Profloc Inc. (collectively Trumark) and the shareholders of each entity, under which the Company agreed to acquire substantially all of the assets of the entities and assume certain operating liabilities for approximately $6,000,000 in cash and stock consideration. On May 31, 2007, the acquisition was completed. The acquired business is a producer of antimicrobial products for the food industry. The acquired business is included in the Company’s Industrial operating segment.

The assets acquired consist of assets used by Trumark to operate its business, including intellectual property, manufacturing equipment and inventory. The purchase price consisted of cash and shares of the Company’s stock. The Company funded the cash portion of the transaction with existing cash and issued new shares of common stock. The Company is continuing to identify and quantify assets acquired and liabilities assumed to complete the allocation of the purchase price.

The operations of Trumark are included in the Company’s statement of income beginning on June 1, 2007. The proforma effect of this acquisition on prior period sales, operating income, and earnings per share was not significant.

10.

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

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Three Months Ended June 30, 2007:
Sales	$29,284,625	$16,923,049	$2,415,051	$48,622,725
Cost of sales	23,784,772	11,370,087	1,637,315	36,792,174
Income from operations	$963,539	$3,213,112	$158,616	$4,335,267

Three Months Ended June 30, 2006:
Sales	$23,399,342	$15,668,717	$2,392,604	$41,460,663
Cost of sales	18,296,038	10,670,697	1,670,843	30,637,578
Income from operations	$1,288,754	$2,872,200	$25,266	$4,186,220

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2007 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	Three months ended June 30, 2007		Three months ended June 30, 2006
Sales	$48,623	100.0%	$41,461	100.0%
Cost of sales	36,792	75.7	30,638	73.9
Gross margin	11,831	24.3	10,823	26.1
Selling, general and administrative expenses	7,495	15.4	6,637	16.0
Income from operations	4,335	8.9	4,186	10.1
Investment income	302	0.6	301	0.7
Income before income taxes	4,638	9.5	4,487	10.8
Provision for income taxes	1,687	3.5	1,687	4.0
Net income	$2,951	6.1%	$2,800	6.8%

Sales increased $7,162,062, or 17.3%, in the three months ended June 30, 2007 as compared to the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 32.1% of sales compared to 33.8% in the comparable period a year ago. The increase in sales was primarily driven by the Industrial and Water Treatment segments, as sales in these segments increased by $5,885,283 or 25.2% and $1,254,332 or 8%, respectively, in the three months ended June 30, 2007 over the comparable period last year. The increase in the Industrial segment was primarily attributable to increased sales volumes along existing product lines, including caustic soda volumes, in comparison to the prior year. The increase in Water Treatment segment sales resulted from volume increases related to favorable weather conditions and successful expansion of existing product lines to new and existing customers. The Pharmaceutical segment sales increased 1% during the three months ended June 30, 2007 as compared to the same period in the prior year. The Pharmaceutical segment is still under restrictions for the ability to sell certain products by the Minneapolis District Office of the Food and Drug Administration (the “FDA”). The FDA matter is described in more detail below.

In September 2006, the Company received a warning letter from the FDA. The Company responded to this letter and subsequently received a letter from the FDA in November 2006 requesting that the Company cease shipments of certain products until it resolved certain issues with the FDA with respect to the validation of packaging configurations and expiration dating for those products. The Company is working to resolve this matter as promptly as possible and suspended shipment of the affected products to customers until the matter is resolved. The Company has received clearance from the FDA to sell some of the products initially affected, however sales for the second half of fiscal 2007 were negatively impacted. The Company currently has approximately $60,000, or approximately 4%, of Pharmaceutical products in inventory that it is not permitted to sell as a result of this matter. At this time, the Company is unable to determine the impact of the FDA letter on future results of operations for the Pharmaceutical segment, however the Company does not expect a material impact to the Company’s results of operations or cash flows.

Gross margin, as a percentage of sales, for the three months ended June 30, 2007 was 24.3%, compared to 26.1% for the comparable period a year ago. Gross margin, as a percentage of sales, for the Water Treatment segment was 32.8% for the three months ended June 30, 2007 compared to 31.9% in the comparable period of last year. The increase is related primarily to an increase in sales volumes and to a lesser extent, changes in product mix. Industrial segment gross margin, as a percentage of sales, was 18.8% for the three months ended June 30, 2007 compared to 21.8% in the comparable period last year. The decrease is partially due to a portion of the sales increases relating to high-volume, lower margin products. The Company attempts to maintain relatively constant dollar margins as product costs increase or decrease. Many of the Company’s products are commodity based and therefore are subject to fluctuations, which is expected to continue in future periods. By attempting to maintain relatively stable dollar margins, the gross margin percentage will decrease when the product costs are increasing and will increase when product costs are decreasing. Gross margin, as a percentage of sales, for the Pharmaceutical segment was 32.2% for the three months ended June 30, 2007 compared to 30.2% in the comparable period last year. The increase is primarily related to a decrease in operating expenses due to a decrease in personnel.

Selling, general and administrative expenses, as a percentage of sales, for the three months ended June 30, 2007 were 15.4% ($7,495,284) compared to 16.0% ($6,636,865) for the same period one year ago. A significant portion of the increase during the three months ended June 30, 2007 was due to costs associated with the Company’s implementation of an Enterprise Resource Planning (ERP) system, including consultants and contractors, depreciation, and employee overtime. Consulting and contractor fees were approximately $537,000 during the quarter ended June 30, 2007, which are expected to gradually decrease in fiscal 2008. Additionally, the Company incurred approximately $300,000 of expenses associated with the Trumark acquisition during the three months ended June 30, 2007. Excluding the costs associated with the implementation of the ERP system and the Trumark acquisition, employee compensation and benefits comprise the majority of the selling, general and administrative expenditures.

INVESTMENT INCOME

Investment income of $302,303 for the three months ended June 30, 2007 was comparable to $301,247 earned during the same period one year ago.

PROVISION FOR INCOME TAXES

The effective income tax rate was 36.4% for the three months ended June 30, 2007, compared to 37.6% for the fiscal year ended April 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended June 30, 2007, cash provided by operations was $3,529,310 compared to cash used in operations of $49,552 for the same period one year ago. The increase in cash provided by operating activities was due primarily to fluctuations in working capital balances including the timing of inventory purchases and income tax payments. Historically, the Company’s cash requirements increase during the period from April through September as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, the Company’s accounts receivable balance generally increases during this period. Cash used in investing activities increased by $2,273,188 for the three months ended June 30, 2007 compared to the same period one year ago, primarily due to the acquisition of Trumark. Capital expenditures during the quarter ended June 30, 2007 consisted primarily of facilities improvement projects. Capital expenditures for the remainder of this fiscal year are expected to be comparable with the three previous years and they will primarily relate to facilities improvement projects and new route sales trucks.

Cash, cash equivalents and investments available-for-sale decreased by $5,070,023 from April 1, 2007 to $22,884,344 as of June 30, 2007 due primarily to the Trumark acquisition payment of $5,262,601 and semi-annual dividend payments of $2,247,686, offset by cash generated from operating activities. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consist of marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and a mutual fund carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years. The Company invests in a mutual fund with characteristics similar to its fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At June 30, 2007, $2,060,437 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired with an aggregate carrying value exceeding market value by approximately $59,000, with maturity dates of one year or longer, and the Company intends to hold the investments for at least one more year. These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

At June 30, 2007, the Company had an investment portfolio of fixed income securities of $4,827,501, a mutual fund of $7,534,136, and $10,894,291 classified as cash and cash equivalents. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The mutual fund held by the Company as of June 30, 2007 is a short-term bond fund that invests primarily in investment grade securities.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at June 30, 2007 puts it in a position to obtain debt financing on favorable terms although there can be no assurance of this.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007. The accounting policies used in preparing the Company’s interim fiscal 2008 financial statements are the same as those described in the Company’s Annual Report.

Estimates – In preparing the financial statements, the Company follows accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. The Company considers the following policies to involve the most judgment in the preparation of the Company’s financial statements.

Revenue Recognition – The Company recognizes revenue when title passes to our customers, which occurs primarily when product has been shipped, there is evidence that the customer has agreed to purchase the products, performance has occurred, the price and terms of sale are fixed, and collection of the receivable is reasonably assured.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2007, the Company had an investment portfolio of fixed income securities of $4,827,501, mutual funds of $7,534,136, and cash and cash equivalents of $10,894,291. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The Company adjusts the carrying value of its investments down if an impairment occurs that is other than temporary.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control

During the quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A.    RISK FACTORS.

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

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

Dated:   August 9, 2007

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