Form 10-Q
period 2007-09-30
HAWKINS INC
filed 2007-11-09
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 9, 2007

Common Stock, par value $.05 per share	10,264,084

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2007 (UNAUDITED)	APRIL 1, 2007 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,691,042	$11,592,939
Investments available-for-sale	10,457,960	13,712,540
Trade receivables - net	19,322,925	19,663,169
Inventories	19,268,112	12,786,348
Prepaid expenses and other current assets	1,355,363	3,214,254

Total current assets	64,095,402	60,969,250

PROPERTY, PLANT AND EQUIPMENT – net	35,636,820	34,720,460

INTANGIBLE ASSETS - less accumulated amortization of $1,822,784 and $1,643,308, respectively	7,140,016	1,839,725

LONG-TERM INVESTMENTS	1,555,310	3,013,888

OTHER ASSETS	576,477	725,271

	$109,004,025	$101,268,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$14,597,261	$10,891,162
Dividends payable	2,463,380	2,247,686
Accrued payroll and employee benefits	4,294,530	5,221,005
Other current liabilities	2,739,225	2,371,904

Total current liabilities	24,094,396	20,731,757

OTHER LONG-TERM LIABILITIES	132,023	138,673

DEFERRED INCOME TAXES	443,767	420,521

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,211,827 and 10,171,496 shares issued and outstanding, respectively	510,591	508,575
Additional paid-in capital	38,150,662	37,242,090
Accumulated other comprehensive gain (loss)	22,894	(13,605)
Retained earnings	45,649,692	42,240,583

Total shareholders’ equity	84,333,839	79,977,643

	$109,004,025	$101,268,594

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30		SIX MONTHS ENDED SEPTEMBER 30

	2007	2006	2007	2006

	(UNAUDITED)		(UNAUDITED)

Sales	$48,143,856	$42,200,162	$96,766,581	$83,660,825

Cost of sales	36,268,357	31,023,515	73,060,531	61,661,093

Gross margin	11,875,499	11,176,647	23,706,050	21,999,732

Selling, general and administrative expenses	7,498,645	6,482,276	14,993,929	13,119,141

Income from operations	4,376,854	4,694,371	8,712,121	8,880,591

Investment income	312,265	347,757	614,568	649,004

Income before income taxes	4,689,119	5,042,128	9,326,689	9,529,595

Provision for income taxes	1,767,700	1,896,000	3,454,200	3,583,500

Net income	$2,921,419	$3,146,128	$5,872,489	$5,946,095

Weighted average number of shares outstanding – basic	10,211,827	10,171,496	10,198,531	10,171,496

Weighted average number of shares outstanding – diluted	10,241,865	10,171,496	10,223,228	10,171,496

Earnings per share – basic	$0.29	$0.31	$0.58	$0.58

Earnings per share – diluted	$0.29	$0.31	$0.57	$0.58

Cash dividends declared per common share	$0.24	$0.22	$0.24	$0.22

See accompanying notes to condensed financial statements - unaudited.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30
	2007	2006
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,872,489	$5,946,095
Reconciliation to cash flows:
Depreciation and amortization	2,497,776	1,878,365
Restricted stock compensation expense	322,588	—
Impairment of investments	—	30,595
Loss from property disposals	59,632	66,446
Changes in operating accounts providing (using) cash:
Trade receivables	1,454,984	(517,716)
Inventories	(6,216,449)	(4,212,962)
Accounts payable	2,659,498	(1,758,173)
Other liabilities	(1,240,409)	281,746
Other	2,013,176	493,761

Net cash provided by operating activities	7,423,285	2,208,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,626,476)	(2,859,147)
Sale and maturities of investments	4,751,977	1,588,710
Proceeds from property disposals	59,604	74,494
Payments received on notes receivable	—	83,396
Acquisition of Trumark	(5,262,601)	—

Net cash used in investing activities	(3,077,496)	(1,112,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,247,686)	(2,034,299)

Net cash used in financing activities	(2,247,686)	(2,034,299)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,098,103	(938,689)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,592,939	6,330,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,691,042	$5,391,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,473,790	$2,823,000

Noncash investing activities- Capital expenditures in accounts payable	$617,352	$267,042

See accompanying notes to condensed financial statements - unaudited.

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

2.	The results of operations for the periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

3.

Inventories, principally valued by the LIFO method, are less than current cost by approximately $3,110,000 and $3,170,000 at September 30, 2007 and April 1, 2007, respectively. Inventory consists principally of finished goods.

4.	A summary of our intangible assets and goodwill is as follows:

Amortizable Intangible Assets April 1, 2007

Gross	$3,483,033
Accumulated amortization	(1,643,308)

Net	$1,839,725

	Unamortizable Intangible Assets	Amortizable Intangible Assets
	September 30, 2007

Gross	$1,228,000	$6,214,032
Accumulated amortization	—	(1,822,784)

Net	$1,228,000	$4,391,248

Intangible assets consist primarily of customer lists, trademarks, and trade names in current and previous business acquisitions.

The change in the carrying amount of goodwill (included in Intangible Assets on the statement of financial condition) for the six months ended September 30, 2007 is as follows:

Balance April 1, 2007	$—
Goodwill associated with acquisition	1,520,768

Balance September 30, 2007	$1,520,768

5.	Comprehensive income and its components, net of tax, were as follows:

	Three months ended September 30		Six months ended September 30

	2007	2006	2007	2006

Net income	$2,921,419	$3,146,128	$5,872,489	$5,946,095
Available-for-sale investments unrealized gain	57,080	80,449	36,499	79,637

Comprehensive income	$2,978,499	$3,226,577	$5,908,988	$6,025,732

6.

We adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” on April 2, 2007. The adoption of FIN 48 resulted in no impact on our results of operations and financial condition.

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

7.

The Company is involved in various legal actions arising from the normal course of business from time to time. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company has two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense. The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143,” the Company has not recorded an asset retirement obligation as of September 30, 2007. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

8.

On December 15, 2006, the Company issued 45,257 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation cost over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. As of September 30, 2007, there was approximately $133,000 of total unrecognized compensation cost related to nonvested share-based compensation for this award.

On September 18, 2007, the Company issued 7,000 shares of restricted stock to the Board of Directors as part of their annual retainer for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on September 18, 2007 was $14.48. As of September 30, 2007, there was approximately $98,000 of total unrecognized compensation cost related to nonvested share-based compensation for this award.

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

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Three Months Ended September 30, 2007:
Sales	$28,435,618	$17,446,735	$2,261,503	$48,143,856
Gross margin	5,007,679	6,088,817	779,003	11,875,499
Income from operations	$621,605	$3,647,828	$107,421	$4,376,854

Three Months Ended September 30, 2006:
Sales	$23,027,848	$16,718,530	$2,453,784	$42,200,162
Gross margin	4,981,466	5,417,211	777,970	11,176,647
Income from operations	$1,193,901	$3,376,603	$123,867	$4,694,371

Six Months Ended September 30, 2007:
Sales	$57,720,243	$34,369,784	$4,676,554	$96,766,581
Gross margin	10,507,532	11,641,779	1,556,739	23,706,050
Income from operations	$1,585,144	$6,860,940	$266,037	$8,712,121

Six Months Ended September 30, 2006:
Sales	$46,427,190	$32,387,247	$4,846,388	$83,660,825
Gross margin	10,084,770	10,415,231	1,499,731	21,999,732
Income from operations	$2,482,655	$6,248,803	$149,133	$8,880,591

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2007 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30, 2007		SIX MONTHS ENDED SEPTEMBER 30, 2007

Sales	$48,144	100.0%	$96,767	100.0%
Cost of sales	36,268	75.3	73,061	75.5

Gross margin	11,875	24.7	23,706	24.5
Selling, general and administrative expenses	7,499	15.6	14,993	15.5

Income from operations	4,377	9.1	8,712	9.0
Investment income	312	0.6	615	0.6

Income before income taxes	4,689	9.7	9,327	9.6
Provision for income taxes	1,768	3.7	3,454	3.6

Net income	$2,921	6.1%	$5,872	6.1%

	THREE MONTHS ENDED SEPTEMBER 30, 2006		SIX MONTHS ENDED SEPTEMBER 30, 2006

Sales	$42,200	100.0%	$83,661	100.0%
Cost of sales	31,024	73.5	61,661	73.7

Gross margin	11,177	26.5	22,000	26.3
Selling, general and administrative expenses	6,482	15.4	13,119	15.7

Income from operations	4,694	11.1	8,881	10.6
Investment income	348	0.8	649	0.8

Income before income taxes	5,042	11.9	9,530	11.4
Provision for income taxes	1,896	4.5	3,584	4.3

Net income	$3,146	7.5%	$5,946	7.1%

Sales increased $5,943,694, or 14.1%, in the three months ended September 30, 2007, and increased $13,105,756, or 15.7%, in the six months ended September 30, 2007 as compared to the same periods a year ago. Sales of bulk chemicals, including caustic soda, were approximately 35% and 33% of sales for the three and six months ended September 30, 2007, respectively, compared to approximately 36% and 35% in the comparable periods a year ago. Industrial segment sales increased by $5,407,770 in the three months ended September 30, 2007 and increased by $11,293,053 in the six-month period ended September 30, 2007 as compared to the comparable periods in fiscal 2007. The Industrial segment’s sales increase was related to the Trumark acquisition, which was completed on May 31, 2007, increased sales within existing product lines primarily related to higher volume, lower margin products and price increases commensurate with rising material costs. Caustic soda volumes sold increased slightly as compared to the prior year periods. Water Treatment segment sales increased by $728,205 in the three months ended September 30, 2007 and increased $1,982,537 in the six-month period ended September 30, 2007, as compared to the same periods in fiscal 2007. These increases resulted from volume increases related to favorable weather conditions during the first quarter of fiscal 2008 and successful expansion of existing product lines to new and existing customers. Pharmaceutical sales decreased by 7.8% to $2,261,503 for the three months ended September 30, 2007 and decreased by 3.5% to $4,676,554 for the six months ended September 30, 2007 as compared to the same periods in fiscal 2007. The Pharmaceutical segment was still under restrictions for the ability to sell certain products by the Minneapolis District Office of the Food and Drug Administration (the “FDA”) as of September 30, 2007. The FDA matter is described in more detail below.

In September 2006, the Company received a warning letter from the FDA. The Company responded to this letter and subsequently received a letter from the FDA in November 2006 requesting that the Company cease shipments of certain products until it resolved certain issues with the FDA with respect to the validation of packaging configurations and expiration dating for those products. The Company has been working to resolve this matter as promptly as possible and subsequent to September 30, 2007, received clearance from the FDA to sell the majority of the products initially affected. The Company currently has approximately $8,000 of Pharmaceutical products in inventory that it is not permitted to sell as a result of this matter. Although sales within the Pharmaceutical segment were negatively impacted in the second half of fiscal 2007 and the first half of fiscal 2008, the Company has not had a material impact to its results of operations or cash flows.

Gross margin, as a percentage of sales, for the three and six months ended September 30, 2007 was 24.7% and 24.5%, respectively, compared to 26.5% and 26.3%, respectively, for the comparable periods of fiscal 2007. For the Industrial segment, gross margin, as a percentage of sales, was 17.6% and 21.6% for the three months ended September 30, 2007 and September 30, 2006, respectively, and 18.2% for the six months ended September 30, 2007 compared to 21.7% for the comparable period in fiscal 2007. The decreases are primarily due to a majority of the sales increases relating to higher volume, lower margin products. Additionally, due to the LIFO method of valuing inventory, the prior year margin was positively impacted by changes in the cost of caustic soda and changes in inventory levels. The Company attempts to maintain relatively constant dollar margins as product costs increase or decrease. By attempting to maintain relatively stable dollar margins, the gross margin percentage will decrease when the product costs are increasing and will increase when product costs are decreasing. Many of the Company’s products are commodity based and therefore are subject to fluctuations, which is expected to continue in future periods. Gross margin, as a percentage of sales, for the Water Treatment segment was 34.9% for the three months ended September 30, 2007 compared to 32.4% in the comparable period of fiscal 2007 and 33.9% for the six-month period ended September 30, 2007 compared to 32.2% for the comparable period of fiscal 2007. The improvement during the six months ended September 30, 2007 was primarily attributable to an increase in sales volumes and to a lesser extent, changes in product mix. Gross margin, as a percentage of sales, for the Pharmaceutical segment was 34.4% for the three months ended September 30, 2007 compared to 31.7% in the comparable period of fiscal 2007 and was 33.3% for the six months ended September 30, 2007 compared to 30.9% for the same period a year ago. The increases are primarily related to a decrease in operating expenses due to a decrease in personnel.

Selling, general and administrative expenses, as a percentage of sales, for the three and six months ended September 30, 2007 were 15.6% ($7,498,645) and 15.5% ($14,993,929), respectively, compared to 15.4% ($6,482,276) and 15.7% ($13,119,141) for the comparable periods a year ago. A significant portion of the $1,874,788 increase for the six months ended September 30, 2007 was due to system enhancements and costs associated with the Company’s implementation of an Enterprise Resource Planning (ERP) system, including consultants and contractors, additional employees and depreciation expense. Consulting and contractor fees were approximately $463,000 and $1,000,000 during the three and six months ended September 30, 2007, respectively, which are expected to continue during fiscal 2008 and gradually decrease in fiscal 2009. Additionally, the acquisition of Trumark added additional fixed costs, and approximately $300,000 of non-recurring expenses were incurred during the six months ended September 30, 2007.

INVESTMENT INCOME

Investment income of $614,568 for the six months ended September 30, 2007 was comparable to $649,004 earned during the same period a year ago.

PROVISION FOR INCOME TAXES

The effective income tax rate was 37.7% and 37.0% for the three and six months ended September 30, 2007, respectively, compared to 37.6% for the three and six months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended September 30, 2007, cash provided by operations was $7,423,285 compared to $2,208,157 for the same period one year ago. The increase in cash provided by operating activities was due primarily to fluctuations in working capital balances, including the timing of inventory purchases and income tax payments. Historically, the Company’s cash requirements increase during the period from April through September as caustic soda inventory levels increase as the majority of barges are received during this period. Cash used in investing activities increased by $1,964,949 for the six months ended September 30, 2007 compared to the same period one year ago, primarily due to the acquisition of Trumark. Capital expenditures during the six months ended September 30, 2007 consisted primarily of facility improvement projects. Capital expenditures for the remainder of this fiscal year are expected to be relatively comparable with the three previous years and are expected to relate primarily to facilities improvement projects.

Cash, cash equivalents and investments available-for-sale decreased by $2,620,106 from April 1, 2007 to $25,334,261 as of September 30, 2007 due primarily to dividends paid of $2,247,686 and the acquisition of Trumark during the six-month period ended September 30, 2007. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consist of investment contracts with high-rated, stable insurance companies; marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and a mutual fund carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years. The Company invests in a mutual fund with characteristics similar to its fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At September 30, 2007, $1,185,259 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired with an aggregate carrying value exceeding market value by approximately $36,000 and have maturity dates of one year or longer. These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

At September 30, 2007, the Company had an investment portfolio of fixed income securities of $4,410,294, a mutual fund of $7,602,976, and $13,691,042 classified as cash and cash equivalents and variable rate securities. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The mutual fund held by the Company as of September 30, 2007 is a short-term bond fund that invests primarily in investment grade securities.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at September 30, 2007 puts it in a position to obtain debt financing on favorable terms, although there can be no assurance of this.

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

Estimates - In preparing the financial statements, the Company follows accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. The Company considers the following policies to involve the most judgment in the preparation of the Company’s financial statements.

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

At September 30, 2007, the Company had an investment portfolio of fixed income securities of $4,410,294, a mutual fund of $7,602,976, and cash and cash equivalents of $13,691,042. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The value of the mutual fund, like all mutual funds, may increase or decrease due to market volatility. The Company adjusts the carrying value of its investments down if an impairment occurs that is other than temporary.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

The annual meeting of the shareholders of the Company was held on August 7, 2007. Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Director nominees listed in the proxy statement and all of the nominees for director were elected with the following votes:

	For	Withheld	Abstain	Broker Non-votes

John R. Hawkins	8,646,696	29,268	0	0
Howard M. Hawkins	8,645,766	30,198	0	0
John S. McKeon	7,572,070	1,103,894	0	0
Duane M. Jergenson	8,656,346	19,618	0	0
G. Robert Gey	8,656,696	19,268	0	0
Daryl I. Skaar	8,649,567	26,397	0	0
Eapen Chacko	8,655,596	20,368	0	0
James A. Faulconbridge	8,655,246	20,718	0	0

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference

3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference

10.1	Summary of Non-Employee Director Compensation	Filed Electronically

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By:	/s/ Marvin E. Dee

Marvin E. Dee

Vice President, Chief Financial Officer, Secretary and Treasurer
(On behalf of the Registrant and as principal financial officer)
Dated: November 9, 2007

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference

3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference

10.1	Summary of Non-Employee Director Compensation	Filed Electronically

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.