Form 10-Q
period 2007-12-31
HAWKINS INC
filed 2008-02-11
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 11, 2008
Common Stock, par value $.05 per share	10,246,458

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS

	DECEMBER 31, 2007 (UNAUDITED)	APRIL 1, 2007 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,410,450	$11,592,939
Investments available-for-sale	10,254,748	13,712,540
Trade receivables – net	20,783,506	19,663,169
Inventories	16,928,628	12,786,348
Prepaid expenses and other current assets	2,210,633	3,214,254
Total current assets	59,587,965	60,969,250

PROPERTY, PLANT AND EQUIPMENT- net	36,054,018	34,720,460

INTANGIBLE ASSETS - less accumulated amortization of $1,966,300 and $1,643,308, respectively	7,029,323	1,839,725

LONG-TERM INVESTMENTS	895,681	3,013,888

OTHER ASSETS	552,031	725,271
	$104,119,018	$101,268,594
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$11,313,513	$10,891,162
Dividends payable		2,247,686
Accrued payroll and employee benefits	4,328,224	5,221,005
Other current liabilities	2,078,468	2,371,904
Total current liabilities	17,720,205	20,731,757

OTHER LONG-TERM LIABILITIES	128,569	138,673

DEFERRED INCOME TAXES	472,134	420,521

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,239,458 and 10,171,496 shares issued and outstanding, respectively	511,973	508,575
Additional paid-in capital	38,062,228	37,242,090
Accumulated other comprehensive gain (loss)	67,264	(13,605)
Retained earnings	47,156,645	42,240,583
Total shareholders’ equity	85,798,110	79,977,643
	$104,119,018	$101,268,594

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED DECEMBER 31		NINE MONTHS ENDED DECEMBER 31
	2007	2006	2007	2006
	(UNAUDITED)		(UNAUDITED)

Sales	$48,471,758	$37,039,181	$145,238,339	$120,700,006

Cost of sales	39,335,817	30,047,975	112,396,348	91,709,068

Gross margin	9,135,941	6,991,206	32,841,991	28,990,938

Selling, general and administrative expenses	6,958,489	6,716,617	21,952,418	19,835,758

Income from operations	2,177,452	274,589	10,889,573	9,155,180

Investment income	257,468	359,184	872,036	1,008,188

Income before income taxes	2,434,920	633,773	11,761,609	10,163,368

Provision for income taxes	927,967	319,500	4,382,167	3,903,000

Net income	$1,506,953	$314,273	$7,379,442	$6,260,368

Weighted average number of shares outstanding – basic	10,216,632	10,171,496	10,204,609	10,171,496

Weighted average number of shares outstanding – diluted	10,217,997	10,171,715	10,205,075	10,171,570

Earnings per share – basic and diluted	$0.15	$0.03	$0.72	$0.62

Cash dividends declared per common share	$—	$—	$0.24	$0.22

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED DECEMBER 31
	2007	2006
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,379,442	$6,260,368
Reconciliation to cash flows:
Depreciation and amortization	3,847,600	3,093,781
Deferred income taxes	—	(111,000)
Restricted stock compensation expense	494,285	26,570
Impairment of investments	—	30,595
Loss from property disposals	88,154	170,259
Changes in operating accounts (using) providing cash:
Trade receivables	(5,597)	(1,766,304)
Inventories	(3,876,965)	(2,077,483)
Accounts payable	(879,011)	3,262,164
Accrued liabilities	(1,341,413)	(253,371)
Other	1,219,072	(1,076,729)

Net cash provided by operating activities	6,925,567	7,558,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,077,992)	(3,938,000)
Sale and maturities of investments	5,563,155	2,132,610
Proceeds from property disposals	81,029	81,104
Payments received on notes receivable	—	134,904
Acquisition of Trumark	(5,963,182)	—

Net cash used in investing activities	(4,396,990)	(1,589,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,711,066)	(4,274,340)

Net cash used in financing activities	(4,711,066)	(4,274,340)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,182,489)	1,695,128

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,592,939	6,330,004

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,410,450	$8,025,132

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$3,273,428	$4,446,781

Noncash investing activities-
Capital expenditures in accounts payable	$872,113	$238,335
Stock issued for acquisition of Trumark	$588,000	$—

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007, previously filed with the Securities and Exchange Commission (the Commission). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years beginning with 2004 remain open to examination by the Internal Revenue Service. The significant state jurisdictions of Minnesota, Iowa, North Dakota, and Wisconsin have tax years beginning with 2004 open to examination.

2.	The results of operations for the period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

3.

Inventories, principally valued by the LIFO method, are less than current cost by approximately $3,267,000 and $3,170,000 at December 31, 2007 and April 1, 2007, respectively. Inventory consists principally of finished goods.

4.	A summary of our intangible assets and goodwill is as follows:

Amortizable Intangible Assets April 1, 2007

Gross	$3,483,033
Accumulated amortization	(1,643,308)
Net	$1,839,725

	Unamortizable Intangible Assets	Amortizable Intangible Assets
	December 31, 2007

Gross	$1,227,000	$6,565,033
Accumulated amortization	—	(1,966,300)
Net	$1,227,000	$4,598,733

Intangible assets consist primarily of customer lists, trademarks, and trade names in current and previous business acquisitions.

The change in the carrying amount of goodwill (included in Intangible Assets on the condensed balance sheets) for the nine months ended December 31, 2007 is as follows:

Balance April 1, 2007	$—
Goodwill associated with acquisition	1,203,590
Balance December 31, 2007	$1,203,590

5.	Comprehensive income and its components, net of tax, were as follows:

	Three months ended December 31		Nine months ended December 31
	2007	2006	2007	2006

Net income	$1,506,953	$314,273	$7,379,442	$6,260,368
Available-for-sale investments unrealized gain	40,283	10,154	76,782	89,791
Post-retirement plan liability gain	4,087	—	4,087	—
Comprehensive income	$1,551,323	$324,427	$7,460,311	$6,350,159

6.

We adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” on April 2, 2007. The adoption of FIN 48 resulted in no impact on our results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for the Company starting in fiscal 2009. We are currently evaluating the impact of adopting SFAS 157 on our results of operations and financial condition.

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

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect there to be a material impact on our results of operations and financial condition as a result of EITF 07-03.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” These statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, an acquirer to expense all acquisition-related costs in preacquisition periods, and noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS Nos. 141(R) and 160 are effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and 160 on our results of operations and financial condition.

7.

The Company is involved in various legal actions arising from the normal course of business from time to time. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company has two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense. The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143,” the Company has not recorded an asset retirement obligation as of December 31, 2007. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

8.

On December 15, 2006, the Company issued 45,257 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation cost over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. The shares became fully vested on December 15, 2007. For the nine months ended December 31, 2007 and December 31, 2006, there was approximately $450,000 and $27,000, respectively, of compensation cost recorded for this award.

On September 18, 2007, the Company issued 7,000 shares of restricted stock to the Board of Directors as part of their annual retainer for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on September 18, 2007 was $14.48. For the nine months ended December 31, 2007, there was approximately $33,000 of compensation cost recorded for this award.

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

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Three Months Ended December 31, 2007:
Sales	$32,338,138	$13,578,224	$2,555,396	$48,471,758
Gross margin	4,641,266	3,723,327	771,348	9,135,941
Income from operations	$414,515	$1,668,741	$94,196	$2,177,452

Three Months Ended December 31, 2006:
Sales	$23,302,772	$11,919,846	$1,816,563	$37,039,181
Gross margin	3,511,523	3,029,118	450,565	6,991,206
(Loss) income from operations	$(386,850)	$892,610	$(231,171)	$274,589

Nine Months Ended December 31, 2007:
Sales	$90,058,381	$47,948,008	$7,231,950	$145,238,339
Gross margin	15,148,798	15,365,106	2,328,087	32,841,991
Income from operations	$1,999,659	$8,529,681	$360,233	$10,889,573

Nine Months Ended December 31, 2006:
Sales	$69,729,962	$44,307,093	$6,662,951	$120,700,006
Gross margin	13,596,293	13,444,349	1,950,296	28,990,938
Income (loss) from operations	$2,095,805	$7,141,413	$(82,038)	$9,155,180

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended December 31, 2007 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED DECEMBER 31, 2007		NINE MONTHS ENDED DECEMBER 31, 2007

Sales	$48,472	100.0%	$145,238	100.0%
Cost of sales	39,336	81.2	112,396	77.4
Gross margin	9,136	18.8	32,842	22.6
Selling, general and administrative expenses	6,958	14.4	21,952	15.1
Income from operations	2,177	4.5	10,890	7.5
Investment income	257	0.5	872	0.6
Income before income taxes	2,435	5.0	11,762	8.1
Provision for income taxes	928	1.9	4,382	3.0
Net income	$1,507	3.1%	$7,379	5.1%

	THREE MONTHS ENDED DECEMBER 31, 2006		NINE MONTHS ENDED DECEMBER 31, 2006

Sales	$37,039	100.0%	$120,700	100.0%
Cost of sales	30,048	81.1	91,709	76.0
Gross margin	6,991	18.9	28,991	24.0
Selling, general and administrative expenses	6,717	18.1	19,836	16.4
Income from operations	275	0.7	9,155	7.6
Investment income	359	1.0	1,008	0.8
Income before income taxes	634	1.7	10,163	8.4
Provision for income taxes	320	0.9	3,903	3.2
Net income	$314	0.8%	$6,260	5.2%

Sales increased $11,432,577, or 30.9%, in the three months ended December 31, 2007, and $24,538,333, or 20.3%, in the nine months ended December 31, 2007 as compared to the same periods a year ago. Sales of bulk chemicals, including caustic soda, for the three and nine months ended December 31, 2007 were approximately 32% and 34% of total sales, respectively, and were approximately 33% and 35% for the same respective periods in the previous year. Caustic soda volumes sold during the nine months ended December 31, 2007 were comparable to the prior year period. Industrial segment sales increased by $9,035,366 or 38.8% in the three months ended December 31, 2007 and increased by $20,328,419 or 29.2% in the nine-month period ended December 31, 2007 as compared to the same respective periods in 2006. The Industrial segment’s sales increase within existing product lines primarily related to higher volume, lower margin products and price increases commensurate with rising material costs. Additionally, the Trumark acquisition, which was completed on May 31, 2007, positively impacted sales. Water Treatment segment sales increased by $1,658,378 or 13.9% and $3,640,915 or 8.2% respectively, in the three and nine-month periods ended December 31, 2007 as compared to the same respective periods in 2006. During the three and nine-month periods ended December 31, 2007, the Water Treatment segment sales increases were attributable to selling price increases connected with material cost increases, successful expansion of existing product lines to new and existing customers and volume increases during the first quarter of fiscal 2008 related to favorable weather conditions. Pharmaceutical sales increased by 40.7% to $2,555,396 for the three months ended December 31, 2007 and increased by 8.5% to $7,231,950 for the nine months ended December 31, 2007, as compared to the same periods in fiscal 2007. The fiscal 2007 quarter ended December 31, 2006 was negatively impacted by selling restrictions mandated by the Minneapolis District Office of the Food and Drug Administration (the “FDA”) related to issues regarding the validation of packaging configurations and expiration dating for those products. The Company has been working to resolve this matter as promptly as possible, and during the three months ended December 31, 2007, received clearance from the FDA to sell the majority of the products initially affected. The Pharmaceutical segment has a minimal amount of inventory that it is unable to sell. Although sales within the Pharmaceutical segment were negatively impacted in the second half of fiscal 2007 and the first half of fiscal 2008, there was not a material impact to the Company’s results of operations or cash flows.

Gross margin, as a percentage of sales, for the three and nine months ended December 31, 2007 was 18.8% and 22.6%, respectively, compared to 18.9% and 24.0%, respectively, for the comparable periods of fiscal 2007. For the Industrial segment, gross margin, as a percentage of sales, was 14.4% for the three months ended December 31, 2007 compared to 15.1% in the prior year and 16.8% for the nine months ended December 31, 2007 compared to 19.5% for the comparable period in fiscal 2007. The decreases were primarily attributable to a change in product mix toward higher volume, lower margin products and higher material costs. The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda and other raw material costs increase or decrease. The product costs are normally subject to fluctuations, which are expected to continue in future periods. By maintaining relatively stable dollar margins, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing. Gross margin, as a percentage of sales, for the Water Treatment segment was 27.4% for the three months ended December 31, 2007 compared to 25.4% in the comparable period of fiscal 2007 and 32.0% for the nine-month period ended December 31, 2007 compared to 30.3% for the comparable period of fiscal 2007. The increases were primarily attributable to volume increases and the LIFO method of valuing inventory, which negatively impacted the gross margin in the fiscal 2007 quarter ended December 31, 2006. Gross margin, as a percentage of sales, for the Pharmaceutical segment was 30.2% for the three months ended December 31, 2007 compared to 24.8% in the comparable period of fiscal 2007 and was 32.2% for the nine months ended December 31, 2007 compared to 29.3% for the same period a year ago. The improvement in margins as compared to the prior year are primarily related to the significant decrease in sales in the prior year quarter ended December 31, 2006 as described above and a decrease in operating expenses due to a decrease in personnel.

Selling, general and administrative expenses, as a percentage of sales, for the three and nine months ended December 31, 2007 were 14.4% ($6,958,489) and 15.1% ($21,952,418), respectively, compared to 18.1% ($6,716,617) and 16.4% ($19,835,758) for the comparable periods a year ago. A significant portion of the $2,116,660 increase for the nine months ended December 31, 2007 was due to system enhancements and costs associated with the Company’s implementation of an Enterprise Resource Planning (ERP) system, including consultants and contractors, additional employees and depreciation expense. Consulting and contractor fees were approximately $400,000 and $1,400,000 during the three and nine months ended December 31, 2007, respectively, and are expected to continue during the fourth quarter of fiscal 2008 and gradually decrease in fiscal 2009. Additionally, approximately $300,000 of non-recurring expenses was incurred during the nine months ended December 31, 2007 in conjunction with the acquisition of Trumark.

INVESTMENT INCOME

Investment income decreased $136,152 for the nine months ended December 31, 2007, compared to the same period in the prior year. The decrease was primarily due to lower average investment balances during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.

PROVISION FOR INCOME TAXES

The effective income tax rate was 38.1% and 37.3% for the three and nine months ended December 31, 2007, respectively compared to 50.4% and 38.4% for the three and nine months ended December 31, 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended December 31, 2007, cash provided by operations was $6,925,567 compared to $7,558,850 for the same period in the prior year. The decrease in cash provided by operating activities was due primarily to fluctuations in working capital balances, including the timing of inventory purchases and income tax payments. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in operating cash flow. Net cash used in investing activities increased by $2,807,608, due to the acquisition of Trumark. This increase was partially offset by maturities of investments. Capital expenditures during the nine months ended December 31, 2007 consisted primarily of facility improvement projects, which are expected to continue at similar levels for the remainder of this fiscal year.

Cash, cash equivalents and investments available-for-sale decreased by $7,654,285 from April 1, 2007 to $20,300,082 as of December 31, 2007 due primarily to dividends paid of $4,711,066 and for the acquisition of Trumark in the amount of $5,963,182 during the nine-month period ended December 31, 2007. This decrease was offset by cash provided by operations. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consist of marketable securities consisting of corporate and municipal bonds; U.S. Government agency securities and a mutual fund carried at fair value. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and generally mature within 10 years. The Company invests in a mutual fund with characteristics similar to its fixed income portfolio to enhance its investment portfolio diversification. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At December 31, 2007, $634,884 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired with an aggregate carrying value exceeding market value by approximately $14,000 and have maturity dates of one year or longer. These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value. Expected future cash flows from operations, cash equivalents and investments included within current assets are expected to fund the Company’s short-term working capital needs.

At December 31, 2007, the Company had an investment portfolio of fixed income securities valued at $3,501,560, a mutual fund investment valued at $7,648,869, and $9,410,450 of cash and cash equivalents. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment. The value of the mutual fund that the Company is invested in may increase or decrease due to market volatility. The mutual fund held by the Company as of December 31, 2007 was a short-term bond fund that invests primarily in U.S. Government securities. In January 2008, the mutual fund was sold and a gain of approximately $240,000 will be recognized in the fourth quarter of fiscal 2008.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at December 31, 2007 puts it in a position to obtain debt financing on favorable terms.

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

Revenue Recognition – The Company recognizes revenue when there is evidence that the customer has agreed to purchase the products, the price and terms of the sale are fixed, the product is shipped and title passes to our customer, performance has occurred, and collection of the receivable is reasonably assured.

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

At December 31, 2007, the Company had an investment portfolio of fixed income securities of $3,501,560, a mutual fund investment valued at $7,648,869, and cash and cash equivalents of $9,410,450. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The value of the mutual fund, may increase or decrease due to market volatility. The Company adjusts the carrying value of its investments down if an impairment occurs that is other than temporary. In January 2008, the mutual fund was sold and a gain of approximately $240,000 will be recognized in the fourth quarter of fiscal 2008.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended December 31, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon his evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer and Acting Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By:	/s/	John R. Hawkins

John R. Hawkins

Chief Executive Officer and Acting Chief Financial Officer

(On behalf of the Registrant and as principal financial officer)
Dated: February 11, 2008

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer and Acting Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.