Form 10-K
period 2008-03-30
HAWKINS INC
filed 2008-06-13
CIK 46250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 30, 2008

Commission File No. 0-7647

HAWKINS, INC.

(Exact Name of Registrant as specified in its Charter)

MINNESOTA	41-0771293
(State of Incorporation)	(I.R.S. Employer Identification No.)

3100 East Hennepin Avenue, Minneapolis, Minnesota	55413
(Address of Principal Executive Offices)	(Zip Code)

(612) 331-6910

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	COMMON STOCK, PAR VALUE $.05 PER SHARE
Name of exchange on which registered:	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:	NONE

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

YES    ☐         NO    ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $120,282,221 based upon the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.

As of May 31, 2008, the Registrant had 10,246,458 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held August 7, 2008.

PART I

ITEM 1.	BUSINESS

(a)           GENERAL DEVELOPMENT OF THE BUSINESS. Hawkins, Inc. was incorporated in Minnesota in 1955 and has its principal executive offices at 3100 East Hennepin Avenue, Minneapolis, Minnesota. As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. and its predecessors.

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

(c)           NARRATIVE DESCRIPTION OF THE BUSINESS.

(i)           PRODUCTS AND MARKETS. The Company’s business is conducted in three segments, Water Treatment, Industrial and Pharmaceutical, which are more fully described below:

(A)         WATER TREATMENT. The Water Treatment segment specializes in providing equipment, chemicals and solutions to problems for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The Water Treatment Group has warehouses in 14 cities supplying products and service to customers in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska, Illinois, Michigan, Montana, Missouri, Kansas and Wyoming. The Water Treatment Group utilizes delivery routes operated by individuals that serve as route driver, salesperson and highly trained technician to deliver the Company’s products and diagnose the customers’ water treatment needs.

The Company supplies products and the necessary feed equipment to provide safe drinking water, and has the resources to treat potable water systems from a very small single well up to a multi-million gallon per day treatment facility. The Company’s products and feed equipment also (1) allow industrial and municipal wastewater treatment facilities to produce discharge water that is safe for the environment, (2) enable process water within industrial plants to work effectively and efficiently, and (3) make non-residential swimming pool water safe.

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

The Industrial segment receives, stores and distributes various chemicals in bulk, including liquid caustic soda, phosphoric acid, potassium hydroxide and aqua ammonia; manufactures sodium hypochlorite (bleach) and agricultural products; repackages water treatment chemicals; and performs custom blending of certain chemicals for customers according to customer formulas. The Industrial segment operates liquid caustic soda barge terminals to receive shipments during the period the Mississippi River is open to barge traffic (approximately April 1 through November 15). During the remainder of the year, the Company relies on stockpiles, as well as supplies shipped in by railroad tank car. Pursuant to operating agreements it has with other chemical companies, the Company receives and stores liquid caustic soda and other chemicals at its three terminal sites, Hawkins Terminal 1, Terminal 2, and Red Rock. The sites are located on the Mississippi River in St. Paul, Minnesota.

Bulk industrial chemicals are generally repackaged and sold in smaller quantities to the Company’s customers. Sales are concentrated primarily in Wisconsin, Minnesota, northern Iowa, and North and South Dakota with food grade products sold nationally. The principal products are acids and alkalis and industrial and food grade salts. The Industrial segment also specializes in sales to the plating and electronic industries, relying on a specially trained sales staff that works directly with customers on their surface finishing needs.

(C)       PHARMACEUTICAL. The Pharmaceutical segment specializes in providing pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. This segment conducts the majority of its business through one warehouse located at our principal executive site in Minneapolis, Minnesota. The Pharmaceutical segment’s sales are primarily focused in the United States.

(ii)          NEW PRODUCTS. The Company did not have any significant new products during the fiscal year ended March 30, 2008.

(iii)         RAW MATERIALS. The Company has numerous suppliers, including many of the major chemical producers in the United States. We typically have written distributorship agreements or supply contracts with our suppliers that are renewed from time to time. Although there is no assurance that any contract or understanding with any supplier will not be terminated in the foreseeable future, most of the products purchased can be obtained from alternative sources should existing relationships be terminated.

(iv)          INTELLECTUAL PROPERTY. Patents, customer relationships, trademarks, trade names, proprietary technologies and non-compete agreements are important to our business. However, no single patent, customer relationship, trademark, trade name, proprietary technology or non-compete agreement is material to the successful operation of the Company’s business.

(v)           SEASONAL ASPECTS. The Water Treatment segment has historically experienced higher sales during April to September, which is due primarily to an increase in chemicals used by municipal water treatment facilities during that timeframe.

(vi)          WORKING CAPITAL ITEMS. As a bulk distributor of chemicals, the Company is required to carry significant amounts of inventory to meet rapid delivery requirements of customers. Working capital requirements vary on a seasonal basis as a result of the seasonality of the water treatment business and storage of inventory at the end of the Mississippi River shipping season.

(vii)         DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. No single customer represents more than 10% of the Company’s sales, but the loss of our five largest customers could have a material adverse effect on the Company’s results of operations. Total aggregate sales to the Company’s five largest customers were $22.4 million, $15.8 million, and $16.9 million for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006, respectively. Additionally, no single customer represents 10% or more of the Water Treatment, Industrial or Pharmaceutical segment sales.

(viii)        BACKLOG. Order backlog is not material to the Company’s business.

(ix)          GOVERNMENT CONTRACTS. No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of any state or federal governmental subdivision or agency.

(x)           COMPETITIVE CONDITIONS. The Company operates in a competitive industry and competes with producers, distributors and sales agents offering chemicals equivalent to substantially all of the products handled by the Company. Many such producers and distributors are substantially larger than the Company. No one competitor, however, is dominant in the Company’s industry.

(xi)          RESEARCH AND DEVELOPMENT. The Company devotes resources to research and development on a project basis as the need arises. During the fiscal year ended March 30, 2008, expenditures for research and development were not material to the Company’s business.

(xii)         ENVIRONMENTAL MATTERS. The Company is primarily a compounder and distributor, rather than a manufacturer, of chemical products. As such, compliance with current federal, state and local provisions regarding discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have any material effects upon the capital expenditures, earnings or competitive position of the Company. The Company does not currently anticipate making any material capital expenditures for environmental control facilities during fiscal 2009.

(xiii)	EMPLOYEES. The Company had 265 employees as of March 30, 2008.

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

Availability and fluctuations in the prices of commodity chemicals, which are cyclical in nature, could have a material adverse effect on the margins of our products.

Periodically, we experience significant increases in the cost of raw materials. We attempt to pass changes in the prices of raw materials and energy to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins. In addition to raising prices, raw material suppliers may extend lead times or limit supplies. Constraints on the supply or delivery of critical raw materials could disrupt our operations and adversely affect the performance of our business.

Additionally, our profit margins may be reduced due to the cyclical nature of commodity chemical prices. The cyclicality of commodity chemical markets, such as caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity. The Company cannot predict with any certainty whether the markets for its commodity chemicals will favorably impact the Company’s operations or whether the Company will experience losses due to oversupply and lower prices.

We operate in a highly competitive environment and face significant competition and price pressure.

We operate in a highly competitive marketplace, competing primarily against other chemical companies. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Many of our competitors are larger than we are and may have greater financial resources. As a result, these competitors may be better able than we to withstand changes in conditions within our industry, changes in the prices of raw materials and energy, and changes in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin chemical products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.

Our business, and in particular our Water Treatment segment, is subject to seasonality and weather conditions, which could adversely affect our results of operations.

The Water Treatment segment of our business is seasonal, with higher sales recorded from April through September due to increased water usage during this time frame. Demand is also affected by weather conditions, as either higher or lower than normal precipitation or temperatures may affect water usage and the consumption of our products. We cannot assure you that seasonality or fluctuating weather conditions will not have a material adverse affect on our results of operations and financial condition.

Our business is subject to hazards common to chemical businesses, any of which could interrupt our production and adversely affect our results of operations.

Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, including explosions, fires, severe weather, and natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

Downturns in our customers’ cyclical industries, changes in our customers’ products or failure of our products to meet customers’ quality specifications could adversely affect our sales and profitability.

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

Environmental, health and safety laws and regulations cause us to incur substantial costs and may subject us to future liabilities.

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

If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions that could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising out of such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities can be difficult to identify and the extent of any such liabilities can be difficult to predict. We use, and in the past have used, hazardous substances at many of our facilities, and we have in the past, and may in the future, be subject to claims relating to exposure to hazardous materials and the associated liabilities may be material. We also have generated, and continue to generate, hazardous wastes at a number of our facilities. The nature of our business exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits or outside the coverage of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

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

To the extent this strategy is pursued, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. The risks associated with the integration of acquisitions include, among many others, potential disruption of our ongoing business and distraction of management; unforeseen claims and liabilities; unforeseen adjustments, charges and write-offs; difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations; and challenges arising from the increased scope, geographic diversity and complexity of the expanded operations.

Our business is subject to risks stemming from natural disaster or other extraordinary events outside of our control, which could interrupt our production and adversely affect our results of operations.

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our business. Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings four times, most recently in the spring of 2001 negatively impacting earnings during that period by approximately $200,000. No assurance can be given that flooding will not recur or that there will not be material damage or interruption to the Company’s operations in the future from flooding.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal legislation is under consideration that could impose new site security requirements, specifically on chemical facilities, which may increase our overhead expenses.

New federal regulations have already been adopted to increase the security of the transportation of hazardous chemicals in the United States. We ship and receive materials that are classified as hazardous and we believe we have met these requirements but additional federal and local regulations that limit the distribution of hazardous materials are being considered. Bans on movement of hazardous materials through certain cities could affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment and change where and what products we provide.

The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, but their occurrence can be expected to negatively affect the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

We may not be able to renew our leases of land where three of our terminals reside.

We lease the land where our three main terminals located. We do not have guaranteed lease renewal options and may not be able to renew our leases in the future. Our current lease renewal periods extend out to 2018 (two leases) and 2029 (one lease). This may have a material impact to our business, as this is where the majority of our bulk chemicals are stored. Based on historical experience and anticipated future needs, we believe that we will be able to renew our leases as the renewal periods expire.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns its principal location, which consists of approximately 11 acres of land in Minneapolis, Minnesota, with six buildings containing a total of 177,000 square feet of office and warehouse space primarily used by the Industrial segment. The Pharmaceutical segment occupies approximately 13,000 square feet of office and warehouse space within this location. The Company’s principal office is located in one of these buildings, at 3100 East Hennepin Avenue. As of March 30, 2008, the Company has installed sprinkler systems in substantially all of its warehouse facilities for fire protection. The Company carries insurance covering the replacement of property damaged by fire or flood.

In addition to the facilities described previously, the Company’s other facilities are described below. These facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned and is fully utilized by the Company.

Segment	Location	Primary Use	Approx. Square Feet

Industrial	St. Paul, MN (1)	Office and Warehouse	32,000
	St. Paul, MN (2)	Office	3,000
	Linden, NJ (2)	Office and Warehouse	12,000
Water Treatment	Fargo, ND	Office and Warehouse	22,800
	Fond du Lac, WI	Office and Warehouse	20,300
	Washburn, ND	Office and Warehouse	14,000
	Billings, MT	Office and Warehouse	9,300
	Sioux Falls, SD	Office and Warehouse	27,200
	Rapid City, SD	Office and Warehouse	10,000
	Joliet, IL (2)	Office and Warehouse	5,200
	Superior, WI	Office and Warehouse	17,000
	Slater, IA	Office and Warehouse	8,700
	Lincoln, NE (2)	Office and Warehouse	6,500
	Eldridge, IA	Office and Warehouse	6,000
	Columbia, MO (2)	Office and Warehouse	9,000
	Garnett, KS (2)	Office and Warehouse	18,000
Industrial and Water Treatment	St. Paul, MN (3)	Office and Warehouse	59,000

(1)        The Company’s terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, nine outside storage tanks with a total capacity of approximately 7,100,000 gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota for a basic rent plus an amount based on the annual tonnage unloaded at each site. The applicable leases run until December 31, 2008, at which time the Company has an option to renew the leases for an additional five-year period on the same terms and conditions subject to renegotiation of rent. The Company also has options to renew these leases for additional successive five-year renewal periods (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

(2)	This facility is leased from a third party.
(3)

The Company’s Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land has outside storage capacity of 1.5 million gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota through July 31, 2029 for a basic rent plus an amount based on annual tonnage unloaded at the site. The basic rent and annual tonnage rent were renegotiated August 1, 2004 and are to be renegotiated every five years.

ITEM 3.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages and offices held, as of May 31, 2008 are set forth below:

Name	Age	Office

John R. Hawkins	56	Chief Executive Officer

Kathleen P. Pepski	53	Vice President, Chief Financial Officer, Secretary, and Treasurer

Keenan A. Paulson	58	Vice President – Water Treatment Group

John R. Sevenich	50	Vice President – Industrial Group

Daniel E. Soderlund	45	Vice President – Pharmaceutical Group

John R. Hawkins has been the Company’s Chief Executive Officer since February 2000 and was Chairman of the Board from February 2000 to September 2005. He was President and Chief Operating Officer from December 1998 to February 2000 and was Secretary from 1991 to December 1999. He was an Executive Vice President from 1997 to December 1998 and Vice President of Sales from 1987 to 1997.

Kathleen P. Pepski has been the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer since February 2008. She was the Executive Vice President and Chief Financial Officer of PNA Holdings, LLC and Katun Corporation from 2003 to 2007, the Vice President of Finance of Hoffman Enclosures, a subsidiary of Pentair, Inc. from 2002 to 2003, Senior Vice President and Chief Financial Officer of BMC Industries, Inc. from 2000 to 2001, and Vice President and Controller at Valspar Corporation from 1994 to 2000.

Keenan A. Paulson has been the Company’s Vice President – Water Treatment Group since May 2000. Prior to attaining this position, Ms. Paulson held various positions during her 36-year career with the Company, most recently as its Water Treatment General Manager.

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

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low

Fiscal 2008
4th Quarter	$15.625	$14.700
3rd Quarter	15.850	14.400
2nd Quarter	15.960	14.300
1st Quarter	15.670	14.350

Fiscal 2007
4th Quarter	$16.070	$14.130
3rd Quarter	14.780	14.010
2nd Quarter	14.250	13.250
1st Quarter	14.380	13.350

Cash Dividends	Declared	Paid

Fiscal 2009
1st Quarter		$.24

Fiscal 2008
4th Quarter	$.24
3rd Quarter		$.24
2nd Quarter	$.24
1st Quarter		$.22

Fiscal 2007
4th Quarter	$.22
3rd Quarter		$.22
2nd Quarter	$.22
1st Quarter		$.20

The Company’s common shares are traded on The NASDAQ Global Stock Market under the symbol “HWKN.” The price information represents closing sale prices as reported by The NASDAQ Global Stock Market. As of March 30, 2008, there were approximately 616 registered common shareholders, which includes nominees or broker dealers holding stock on behalf of an estimated 1191 beneficial owners.

The Company first started paying cash dividends in 1985 and has continued to do so since. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

The following is a graph comparing the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the NASDAQ Industrial Index and the NASDAQ Composite Index for the Company’s last five fiscal years. The graph assumes the investment of $100 in the Company’s stock, the NASDAQ Industrial Index and the NASDAQ Composite Index on March 31, 2003, and reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 30, 2008	Fiscal Year Ended April 1, 2007	Fiscal Year Ended April 2, 2006	Fiscal Year Ended April 3, 2005	Fiscal Year Ended March 28, 2004

Sales	$196,439,762	$160,405,080	$143,331,250	$115,280,312	$107,028,131

Gross margin	41,596,482	37,236,977	33,219,142	29,606,185	27,974,289

Net income	9,110,009	8,068,883	8,886,153	8,092,009	5,751,884

Basic and diluted earnings per common share	.89	.79	.87	.79	.56

Cash dividends declared per common share	.48	.44	.40	.36	.36

Cash dividends paid per common share	.46	.42	.38	.36	.36

Total assets	108,942,951	101,268,594	94,056,734	87,658,118	82,616,905

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Annual Report on Form 10-K for the year ended March 30, 2008, contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Annual Report on Form 10-K and the Company’s other filings with the Securities and Exchange Commission. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Annual Report on Form 10-K or any other public statement.

GENERAL

The following is a discussion and analysis of our financial condition and results of operations for the Company’s fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in ITEM 8 of this Annual Report on Form 10-K.

OVERALL SUMMARY

Sales for the fiscal year ended March 30, 2008 were $196,439,762 versus $160,405,080 for the fiscal year ended April 1, 2007 and $143,331,250 for the fiscal year ended April 2, 2006. Net income for the fiscal year ended March 30, 2008 was $9,110,009, or $.89 per share, compared to $8,068,883, or $.79 per share for the fiscal year ended April 1, 2007 and $8,886,153, or $.87 per share, for the fiscal year ended April 2, 2006.

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Fiscal Year Ended March 30, 2008	Fiscal Year Ended April 1, 2007	Fiscal Year Ended April 2, 2006

Sales	100.0%	100.0%	100.0%
Cost of sales	(78.8)%	(76.8)%	(76.8)%
Gross margin	21.2%	23.2%	23.2%
Selling, general and administrative expenses	(14.6)%	(16.2)%	(15.0)%
Litigation settlement	—	—	.7%
Income from operations	6.6%	7.0%	8.9%
Investment income	.7%	1.1%	.6%
Income before income taxes	7.3%	8.1%	9.5%
Provision for income taxes	(2.7)%	(3.0)%	(3.3)%
Net income	4.6%	5.0%	6.2%

SALES

Sales increased $36,034,682, or 22.5%, to $196,439,762 for the fiscal year ended March 30, 2008, as compared to sales of $160,405,080 for the fiscal year ended April 1, 2007. Sales of bulk chemicals, including caustic soda, were approximately 33% of sales compared to 34% in the previous year. Industrial segment sales increased $29,201,967, or 30.6%, to $124,596,870, and Water Treatment segment sales increased $5,696,288, or 10.1%, to $62,067,525. Pharmaceutical segment sales increased $1,136,427, or 13.2%, to $9,775,367. The Industrial segment sales were impacted by the acquisition of Trumark, Inc. completed on May 31, 2007, driving approximately 8.0% of the increase in sales. Excluding the Trumark acquisition, the approximately 23.0% increase in the Industrial segment sales related to existing product lines and was primarily due to an increase in higher volume, lower margin products and price increases correlating to rising material costs. Caustic soda volumes sold were comparable to the prior year. Water Treatment segment sales increases were attributable to selling price increases related to material cost increases, successful expansion of existing product lines to new and existing customers, and volume increases during the first quarter of fiscal 2008 related to favorable weather conditions. The expansion into Kansas and Missouri had negligible impact on the Water Treatment segment sales, as these new start-up locations were operational only in the fourth quarter of fiscal 2008. Pharmaceutical segment sales increased primarily due to the resolution of restrictions placed on the Company’s ability to sell certain products by the Minneapolis District Office of the Food and Drug Administration (the “FDA”), which negatively impacted sales in the second half of fiscal 2007 and the first half of fiscal 2008. The FDA matter is described in more detail below.

In September 2006, the Company received a warning letter from the FDA. The Company responded to this letter and subsequently received a letter from the FDA in November 2006 requesting that the Company cease shipments of certain products until it resolved certain issues with the FDA with respect to the validation of packaging configurations and expiration dating for those products. The Company worked to resolve this matter and during the third quarter of fiscal 2008, received clearance from the FDA to sell the majority of the products initially affected. Although sales within the Pharmaceutical segment were negatively impacted in the second half of fiscal 2007 and the first half of fiscal 2008, there was not a material impact to the Company’s results of operations or cash flows.

Sales increased $17,073,830, or 11.9%, to $160,405,080 for the fiscal year ended April 1, 2007 as compared to sales of $143,331,250 for the fiscal year ended April 2, 2006. Sales of bulk chemicals, including caustic soda, were approximately 34% of sales compared to 35% in the previous year. Industrial segment sales increased $11,202,506, or 13.3%, to $95,394,903, and Water Treatment segment sales increased $7,424,323, or 15.2%, to $56,371,237. Pharmaceutical segment sales decreased $1,552,999, or 15.2%, to $8,638,940. The increase in the Industrial segment sales was primarily due to increased sales volumes within existing product lines. Caustic soda volumes sold were comparable to the prior year. Water Treatment segment sales increases were attributable to selling price increases connected with material cost increases and successful expansion of existing product lines to new and existing customers. The decrease in Pharmaceutical segment sales was due primarily to the aforementioned restrictions placed on the Company’s ability to sell certain products by the FDA and, to a lesser extent, competitive pressures.

GROSS MARGIN

Gross margin, as a percentage of sales, was 21.2% for the fiscal year ended March 30, 2008 and 23.2% for the fiscal years ended April 1, 2007 and April 2, 2006. The Company took a charge to gross margin due to costing its inventory on the LIFO basis that negatively impacted gross margin by 1.1% as compared to fiscal 2007. Changes in gross margin by reported segment are explained below.

Industrial Segment

Gross margin, as a percentage of sales, for the Industrial segment was 15.9% for the fiscal year ended March 30, 2008, 19.0% for the fiscal year ended April 1, 2007 and 17.9% for the fiscal year ended April 2, 2006. Changes in product mix toward higher volume, lower margin products and higher material costs negatively impacted margins. Additionally, since we are on the LIFO method of valuing inventory, the higher cost of inventory on hand as of March 30, 2008 negatively impacted gross margins by 1.5% as compared to fiscal 2007. The Company attempts to maintain relatively constant dollar margins as the cost of caustic soda and other raw material costs increase or decrease. The product costs are normally subject to fluctuations, which are expected to continue in future periods. By maintaining relatively stable margin dollars, the gross margin percentage will decrease when the cost of the product is increasing and will increase when the cost of the product is decreasing.

The LIFO method of valuing inventory, combined with changes in product mix and volumes of inventory on hand, positively impacted gross margins by approximately 2.2% in fiscal 2007 as compared to fiscal 2006. This was partially offset as a portion of the sales increase related to high-volume, lower-margin products.

Water Treatment Segment

Gross margin, as a percentage of sales, for the Water Treatment segment was 30.2% for the fiscal year ended March 30, 2008, 29.6% for the fiscal year ended April 1, 2007 and 30.8% for the fiscal year ended April 2, 2006. The increase for the fiscal year ended March 30, 2008 as compared to the fiscal year ended April 1, 2007 related primarily to an increase in seasonal volumes sold and favorable changes in product mix. This increase was partially offset due to the LIFO method of valuing inventory combined with the higher cost and quantity of inventory on hand at March 30, 2008, which negatively impacted the fiscal 2008 gross margin by 0.6%. The decrease for the fiscal year ended April 1, 2007 as compared to the fiscal year ended April 2, 2006 was primarily attributable to an unfavorable change in product mix.

Pharmaceutical Segment

Gross margin, as a percentage of sales, for the Pharmaceutical segment was 30.7% for the fiscal year ended March 30, 2008, 28.3% for the fiscal year ended April 1, 2007 and 30.4% for the fiscal year ended April 2, 2006. The decrease for the fiscal year ended April 1, 2007 as compared to the fiscal years ended March 30, 2008 and April 2, 2006 was primarily attributable to the decrease in sales associated with the FDA matter as discussed above as sales were not at a level sufficient to cover fixed costs and changes in product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, were 14.6% ($28,614,185) for the fiscal year ended March 30, 2008, 16.2% ($25,972,636) for the fiscal year ended April 1, 2007 and 15.0% ($21,513,444) for the fiscal year ended April 2, 2006. The acquisition of Trumark drove approximately $1,600,000 of the $2,641,549 increase for the fiscal year ended March 30, 2008 as compared to April 1. 2007. This included the amortization of intangible assets and approximately $300,000 of non-recurring acquisition-related items. Higher employee compensation, including the issuance of restricted stock, sales incentive compensation expense, and a full year of depreciation expense related to the Enterprise Resource Planning (ERP) system drove the remaining increase in expenses as compared to the prior year. These increases were partially offset by a decrease in professional and consulting expenses related to the ERP implementation.

A significant portion of the increase during the fiscal year ended April 1, 2007 as compared to the fiscal year ended April 2, 2006, was due to costs associated with the Company’s implementation of an Enterprise Resource Planning (ERP) system, including consultants and contractors, depreciation, and employee overtime. To a lesser extent, incremental staff to support sales growth also contributed to the increase in selling, general and administrative expenses.

LITIGATION SETTLEMENTS

The Company paid $3.0 million in 2004 to resolve a personal injury lawsuit relating to the acquisition of Universal Chemicals in 2000. In July 2004, the Company filed suit against the former principals of Universal Chemicals seeking indemnification for the costs the Company incurred in defending and resolving the litigation. On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company. The settlement agreement required the defendants to surrender to the Company 75,358 shares of the Company’s common stock, which they received as consideration for the May 2000 acquisition. The 75,358 shares represent a partial reimbursement for the $3.0 million settlement paid by the Company. Both the original $3.0 million settlement paid by the Company and the settlement received from the Universal Chemicals shareholders were recorded within the litigation settlement line of the Statements of Income. The agreement also terminated the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions. The settlement agreement called for the parties to execute mutual releases and a stipulation of dismissal. Litigation settlement income of $1,056,520 was recorded in the Pharmaceutical segment during the fiscal year ended April 2, 2006 when the Company received the 75,358 shares and the executed final releases and stipulations.

INVESTMENT INCOME

Investment income decreased $351,620 to $1,340,712 for the fiscal year ended March 30, 2008 compared to $1,692,332 for the fiscal year ended April 1, 2007. Investment income increased by approximately $800,043 in fiscal 2007 compared to fiscal 2006 investment income of $892,289. The decrease in fiscal 2008 was primarily related to an approximately $300,000 difference between the amount realized on the repayment and the carrying value of three notes receivable that were paid in full during the fourth quarter of fiscal 2007, lower average investment balances due to the Trumark acquisition and lower yields. This was partially offset by $244,764 gain on the sale of a mutual fund in fiscal 2008. In addition to the approximately $300,000 difference due to the notes receivable in fiscal 2007, an approximately $281,000 loss was recognized in fiscal 2006 due to other than temporary declines in the market value of a mutual fund, which decreased investment income in comparison to fiscal 2007.

PROVISION FOR INCOME TAXES

Our effective income tax rate was 36.4% for the fiscal year ended March 30, 2008, 37.7% for the fiscal year ended April 1, 2007, and 34.9% for the fiscal year ended April 2, 2006. The higher effective tax rates for the fiscal years ended March 30, 2008 and April 1, 2007 as compared to the fiscal year ended April 2, 2006 was primarily due to a tax benefit recognized for adjustments to deferred tax estimates in fiscal 2006.

SELECTED QUARTERLY FINANCIAL DATA

	Fiscal Year Ended March 30, 2008 (Unaudited)
	First Quarter Ended June 30, 2007	Second Quarter Ended September 30, 2007	Third Quarter Ended December 31, 2007	Fourth Quarter Ended March 30, 2008

Sales	$48,622,725	$48,143,856	$48,471,758	$51,201,423
Gross margin	11,830,551	11,875,499	9,135,941	8,754,491
Net income	2,951,070	2,921,419	1,506,953	1,730,567
Basic and diluted earnings per share	$.29	$.29	$.15	$.17

	Fiscal Year Ended April 1, 2007 (Unaudited)
	First Quarter Ended June 30, 2006	Second Quarter Ended September 30, 2006	Third Quarter Ended December 31, 2006	Fourth Quarter Ended April 1, 2007

Sales	$41,460,663	$42,200,162	$37,039,181	$39,705,074
Gross margin	10,823,085	11,176,647	6,991,206	8,246,039
Net income	2,799,967	3,146,128	314,273	1,808,515
Basic and diluted earnings per share	$.28	$.31	$.03	$.18

FINANCIAL CONDITION

LIQUIDITY

Cash provided by operations in the fiscal year ended March 30, 2008 was $12,205,477 compared to $8,729,475 in the fiscal year ended April 1, 2007 and $9,457,722 in the fiscal year ended April 2, 2006. The increase in the fiscal year ended March 30, 2008 compared to the fiscal year ended April 1, 2007 was due to the increase in net income and due to fluctuations in working capital balances. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. The decrease in the fiscal year ended April 1, 2007 compared to the fiscal year ended April 2, 2006 was due primarily to fluctuations in working capital balances including the timing of income tax payments. These amounts were partially offset by an increase in accounts payable due to timing of payments.

Cash and investments available-for-sale of $24,114,375 at March 30, 2008 decreased by $3,839,992 as compared with the $27,954,367 available as of April 1, 2007, due primarily to $5,963,182 paid for the acquisition of Trumark. Cash equivalents consist of a money market account and certificates of deposit with original maturities of three months or less. Investments available-for-sale consists of corporate bonds and U.S. Government agency securities. The Company’s investment objectives, in order of importance, are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and generally mature within 10 years. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At March 30, 2008, $328,836 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired, with an aggregate carrying value exceeding market value by approximately $4,000 and have maturity dates of one year or longer. These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value.

At March 30, 2008, the Company had an investment portfolio of fixed income securities of $2,860,194 and cash equivalents of $21,509,181. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows or the amount ultimately realized on the investment.

CAPITAL EXPENDITURES

Capital expenditures in the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006 were $5,777,957, $4,687,973, and $6,948,010, respectively. Significant capital expenditures during the fiscal year ended March 30, 2008 consisted of approximately $3,200,000 for facilities improvements and increased storage capacity, $750,000 for returnable containers, and $535,000 for new route sales trucks. In addition to recurring capital expenditures for storage, facilities improvements and new route sales trucks, which we anticipate in fiscal 2009 will be comparable with the three previous years’ average spend rate; the Company has plans to spend approximately $8.0 million on capacity expansion, the bulk of which will be spent in fiscal 2009.

DIVIDENDS

We increased our semi-annual cash dividend by 9.1% during the second quarter of fiscal 2008 to $0.24 per share from $0.22 per share. The Company first started paying cash dividends in 1985 and has done so each year since that time. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments due by period
Contractual Obligation	2009	2010	2011	2012	2013	More than 5 Years	Total

Operating lease obligations	$421,127	$309,238	$228,023	$187,023	$187,023	$2,504,135	$3,836,569

OUTLOOK

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at March 30, 2008 puts it in a position to obtain debt financing on favorable terms.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist other than the planned capacity expansion capital expenditures mentioned earlier.

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

Revenue Recognition - The Company recognizes revenue when there is evidence that the customer has agreed to purchase the product, the price and terms of the sale are fixed, the product has shipped and title passes to our customer, performance has occurred, and collection of the receivable is reasonably assured.

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

LIFO Reserve – Inventories are primarily valued at the lower of cost or market with cost being determined using the last-in, first-out (LIFO) method. We may incur significant fluctuations in our gross margins due primarily to changes in the cost of a single, large-volume component of inventory. The price of this inventory component may fluctuate depending on the balance between supply and demand. Management reviews the LIFO reserve on a quarterly basis.

Impairment of Long-Lived Assets – We evaluate the carrying value of long-lived assets, including goodwill, intangible assets subject to amortization and property, plant, and equipment, when events and changes in circumstances warrant such a review, such as prolonged industry downturn or significant reductions in projected future cash flows. The carrying value of long-lived assets is considered impaired when the projected future undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. We periodically review the appropriateness of the estimated useful lives of our long-lived assets. Changes in these estimates could have a material effect on the assessment of long-lived assets subject to amortization. There were no material assets that were determined to be impaired during fiscal 2008.

Self Insurance – The Company purchases insurance for employee medical benefits with high deductibles. Third party insurance is carried for what is believed to be the major portion of potential exposures that would exceed the Company’s self-insured retentions. The Company has established a liability for potential uninsured claims. The Company considers factors such as known outstanding claims, historical experience, and other relevant factors in estimating the liability. These reserves are monitored and adjusted when warranted by changing circumstances. Though management believes these reserves are adequate, a substantial change in the number and/or severity of claims could result in materially different amounts for this item.

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

At March 30, 2008, the Company had an investment portfolio of fixed income securities of $2,860,194, and cash and cash equivalents of $21,509,181. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until maturity. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The Company adjusts the carrying value of its investments if an impairment occurs that is other than temporary.

The Company is subject to the risk inherent in the cyclical nature of commodity chemical prices. However, the Company does not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We attempt to pass changes in material prices on to our customers, however, there are no assurances that we will be able to pass on the increases in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hawkins, Inc.

Minneapolis, MN

We have audited the accompanying balance sheets of Hawkins, Inc. (the “Company”) as of March 30, 2008 and April 1, 2007, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hawkins, Inc. as of March 30, 2008 and April 1, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, MN

June 12, 2008

HAWKINS, INC. BALANCE SHEETS

	March 30, 2008	April 1, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,509,181	$11,592,939
Investments available-for-sale	2,276,358	13,712,540
Trade receivables - less allowance for doubtful accounts: $225,000 for 2008 and 2007	23,788,342	19,663,169
Inventories	14,010,952	12,786,348
Prepaid expenses and other current assets (Note 9)	3,614,387	3,214,254
Total current assets	65,199,220	60,969,250

PROPERTY, PLANT, AND EQUIPMENT:
Land	1,415,172	1,415,172
Buildings and improvements	31,848,113	30,519,907
Machinery and equipment	18,470,277	15,904,651
Transportation equipment	9,589,668	9,122,960
Office furniture and equipment including computer systems	10,637,954	10,525,070
	71,961,184	67,487,760
Less accumulated depreciation	36,032,306	32,767,300
Net property, plant, and equipment	35,928,878	34,720,460

OTHER ASSETS:
Goodwill and Intangible assets – less accumulated amortization: $2,088,667 for 2008 and $1,643,308 for 2007 (Note 4)	6,906,956	1,839,725
Long-term investments	583,836	3,013,888
Other	324,061	725,271
Total other assets	7,814,853	5,578,884
	$108,942,951	$101,268,594

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable—trade	$11,780,842	$10,891,162
Dividends payable	2,459,150	2,247,686
Accrued payroll and employee benefits	6,137,089	5,221,005
Container deposits	983,640	991,601
Other accruals	1,344,123	1,380,303
Total current liabilities	22,704,844	20,731,757

OTHER LONG-TERM LIABILITIES	119,600	138,673

DEFERRED INCOME TAXES	1,097,097	420,521

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $.05 par value; 10,239,458 and 10,171,496 shares issued and outstanding for 2008 and 2007, respectively	511,973	508,575
Additional paid-in capital	38,090,696	37,242,090
Accumulated other comprehensive loss	(9,321)	(13,605)
Retained earnings	46,428,062	42,240,583
Total shareholders’ equity	85,021,410	79,977,643
	$108,942,951	$101,268,594

See accompanying notes to financial statements.

HAWKINS, INC. STATEMENTS OF INCOME

	Fiscal Year Ended March 30, 2008	Fiscal Year Ended April 1, 2007	Fiscal Year Ended April 2, 2006

Sales	$196,439,762	$160,405,080	$143,331,250

Cost of sales	(154,843,280)	(123,168,103)	(110,112,108)

Gross margin	41,596,482	37,236,977	33,219,142

Selling, general and administrative expenses	(28,614,185)	(25,972,636)	(21,513,444)

Litigation settlement (Note 8)			1,056,520

Income from operations	12,982,297	11,264,341	12,762,218

Investment income	1,340,712	1,692,332	892,289

Income before income taxes	14,323,009	12,956,673	13,654,507

Provision for income taxes	(5,213,000)	(4,887,790)	(4,768,354)

Net income	$9,110,009	$8,068,883	$8,886,153

Weighted average number of shares outstanding-basic	10,213,225	10,171,496	10,199,194

Weighted average number of shares outstanding-diluted	10,214,387	10,173,719	10,211,834

Earnings per share - basic and diluted	$.89	$.79	$.87

Cash dividends declared per common share	$.48	$.44	$.40

See accompanying notes to financial statements.

HAWKINS, INC. STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

BALANCE—April 3, 2005	10,257,341	$512,867	$38,232,076	$(198,702)	$33,849,357	$(196,031)	$72,199,567

Cash dividends					(4,078,395)		(4,078,395)
Shares surrendered for payroll taxes	(10,487)	(524)	(123,221)				(123,745)
Litigation settlement	(75,358)	(3,768)	(1,052,752)				(1,056,520)
Amortization of unearned compensation				198,702			198,702
Comprehensive income:
Unrealized gain on investments available for sale						70,277	70,277
Net income					8,886,153		8,886,153
Comprehensive income							8,956,430

BALANCE—April 2, 2006	10,171,496	508,575	37,056,103	—	38,657,115	(125,754)	76,096,039

Cash dividends					(4,485,415)		(4,485,415)
Restricted stock compensation			185,987				185,987
Comprehensive income:
Unrealized gain on investments available for sale						122,486	122,486
Unrealized loss on post-retirement plan liability						(10,337)	(10,337)
Net income					8,068,883		8,068,883
Comprehensive income							8,181,032

BALANCE—April 1, 2007	10,171,496	508,575	37,242,090	—	42,240,583	(13,605)	79,977,643

Cash dividends					(4,922,530)		(4,922,530)
Shares surrendered for payroll taxes	(17,626)	(881)	(257,868)				(258,749)
Restricted stock compensation			522,753				522,753
Vesting of restricted stock	45,257	2,263	(2,263)
Acquisition of Trumark	40,331	2,016	585,984				588,000
Comprehensive income:
Unrealized loss on investments available for sale						(1,718)	(1,718)
Unrealized gain on post-retirement plan liability						6,002	6,002
Net income					9,110,009		9,110,009
Comprehensive income							9,114,293

BALANCE—March 30, 2008	10,239,458	$511,973	$38,090,696	$—	$46,428,062	$(9,321)	$85,021,410

See accompanying notes to financial statements.

HAWKINS, INC. STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 30, 2008	Fiscal Year Ended April 1, 2007		Fiscal Year Ended April 2, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,110,009		$8,068,883		$8,886,153
Reconciliation to cash flows:
Depreciation and amortization	5,248,855		4,337,009		3,688,448
Deferred income taxes	678,072		159,676		(953,694)
Restricted stock compensation expense	522,753		185,987		198,702
Impairment of intangibles					176,000
Gain on sale of investments	(246,965)
Impairment of investments			30,595		280,699
Loss (gain) from property disposals	90,693		195,738		(159,192)
Litigation settlement					(1,056,520)
Changes in operating accounts (using) providing cash:
Trade receivables	(3,010,433)		(3,477,609)		(2,511,607)
Inventories	(959,289)		(2,336,677)		(1,862,061)
Accounts payable	119,372		2,634,642		2,128,099
Accrued liabilities	644,937		724,991		466,599
Other	7,473		(1,793,760)		176,096
Net cash provided by operating activities	12,205,477		8,729,475		9,457,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(5,777,957)		(4,687,973)		(6,948,010)
Purchase of investments					(2,069,866)
Sale and maturities of investments	14,069,317		3,293,320		4,822,151
Proceeds from property disposals	93,653		101,977		236,492
Payments received on notes receivable			2,098,164		157,142
Acquisition of Trumark	(5,963,182)
Net cash provided by (used in) investing activities	2,421,831		805,488		(3,802,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,711,066)		(4,272,028)		(3,890,417)
Net cash used in financing activities	(4,711,066)		(4,272,028)		(3,890,417)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,916,242		5,262,935		1,765,214

CASH AND CASH EQUIVALENTS—
Beginning of period	11,592,939		6,330,004		4,564,790

CASH AND CASH EQUIVALENTS—
End of period	$21,509,181		$11,592,939		$6,330,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the year for income taxes	$4,900,460		$5,858,478		$5,608,626

Noncash investing activities—
Capital expenditures in accounts payable	$341,059		$182,232		$461,577
Stock issued for acquisition of Trumark	$588,000	$		$

See accompanying notes to financial statements.

HAWKINS, INC. NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—Hawkins, Inc. (the “Company”) has three reportable segments: Industrial, Water Treatment and Pharmaceutical. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, chemical processing, pulp and paper, medical device and plating industries. In addition, the Industrial segment provides products and services to food manufacturers and processing plants. The Water Treatment segment specializes in providing water and waste-water treatment equipment, chemicals and service to municipal and industrial customers. The Pharmaceutical segment specializes in providing pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers.

Fiscal Year—The Company’s fiscal year is a 52/53-week year ending on the Sunday closest to March 31. The fiscal years ended March 30, 2008, April 1, 2007 and April 2, 2006 were 52-week years.

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

Revenue Recognition— The Company recognizes revenue when there is evidence that the customer has agreed to purchase the product, the price and terms of the sale are fixed, the product has shipped and title passes to our customer, performance has occurred, and collection of the receivable is reasonably assured.

Shipping and Handling—All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and handling of products are included in costs of sales.

Cash Equivalents—Cash equivalents include all liquid debt instruments (primarily cash funds, money market accounts and certificates of deposit) purchased with an original maturity of three months or less. The balances maintained at financial institutions may, at times, exceed federally insured limits.

Investments — Held-to-maturity securities consist of debt securities, which the Company has the intent and ability to hold to maturity and are valued at amortized historical cost. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in tax law or statutory or regulatory requirements), securities held-to-maturity may be sold or transferred to another portfolio. Held-to-maturity securities with a market value of $261,042 and $376,610 were classified as non-current at March 30, 2008 and April 1, 2007, respectively.

Available-for-sale securities consist of debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Available-for-sale securities are included in current assets if their market value exceeds its amortized cost and are available to fund current operations. Available-for-sale securities whose market value is less than its amortized cost, and that have not been identified as other-than-temporarily impaired, are classified as current assets if the security matures in less than one year, and non-current assets if the security matures in one year or longer and the Company intends to hold the investments for at least one more year. Available-for-sale securities with a market value of $328,836 and $2,648,888 were classified as non-current at March 30, 2008 and April 1, 2007, respectively.

All securities with gross unrealized losses are subjected to the Company’s process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be impaired. The initial indicator of impairment is a sustained decline in market price below the amortized cost of the investment. On a case-by-case basis, the Company considers the length of time and the extent to which market value has been less than cost, the cause of the price decline, the extent to which the price decline is due to the general level of interest rates or other issuer specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and the Company’s investment horizon. Losses of $30,595 and $280,699 were recorded during the fiscal years ended April 1, 2007 and April 2, 2006, respectively, due to declines in market value of a mutual fund that was deemed other than temporary. In fiscal 2008, the mutual fund was sold and a gain of $244,764 was recognized. The Company does not engage in trading activities.

Inventories—Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (“LIFO”) method. The Pharmaceutical segment’s inventory cost, which represents approximately 12% and 13% of the total FIFO inventory balance at March 30, 2008 and April 1, 2007, respectively, is determined using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment—Property is stated at cost and depreciated over the lives of the assets, using both straight-line and declining-balance methods. Estimated lives are: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; 3 to 10 years for transportation equipment; and 3 to 10 years for office furniture and equipment.

Goodwill and Identifiable Intangible Assets— Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Our primary identifiable intangible assets include customer lists, trademarks, and trade names acquired in previous business acquisitions. Under the provisions of Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 15 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of fiscal 2008, we determined that an annual impairment test for goodwill and those identifiable assets not subject to amortization was not necessary, as there were no impairment indicators to cause us to complete an annual impairment test.

During the fiscal year ended April 2, 2006 the Company determined that the intangible assets associated with the acquisition of Industrial Chemical and Equipment Company in 1993, an asset group within the Industrial segment, were impaired based on undiscounted cash flow calculations. The undiscounted cash flow calculations took into consideration the business outlook over the remaining useful life for this asset group. The sum of expected future cash flows was less than the carrying amount of the intangible assets. The impairment amount was $176,000, which also represented the net book value of the intangible assets at that time. The amount of the impairment is included within Selling, General and Administrative expense in the Statements of Income for the fiscal year ended April 2, 2006.

Recoverability of Long-Lived Assets—The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset. There were no material long-lived assets that were determined to be impaired during fiscal 2008, 2007, or 2006.

Income Taxes—The Company follows SFAS No. 109, “Accounting for Income Taxes.” In the preparation of the Company’s financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. The Company records any interest and penalties related to income taxes as income tax expense in the statements of income.

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

Management Agreement—During fiscal 2006, the Company entered into a consulting agreement with a member of its Board of Directors to provide consulting services for certain strategic projects. Consulting fees of $60,000, $75,000, and $35,000 were expensed in fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of investments available-for-sale and trade receivables. The Company sells its principal products to a large number of customers in many different industries. There are no concentrations of business transacted with a particular customer or sales from a particular service or geographic area that would significantly impact the Company in the near term. To reduce credit risk, the Company routinely assesses the financial strength of its customers. The Company invests its excess cash balances in certificate of deposits with original maturities of three months or less and a money market account at two separate financial institutions.

At March 30, 2008, the Company’s investment portfolio included fixed income securities of $2,860,194. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, the Company has the ability to hold its fixed income investments until recovery and therefore the Company would not expect to recognize an adverse impact on net income or cash flows. During fiscal 2008, the Company sold the mutual fund it held at April 1, 2007 and recorded a gain of $244,764. During the fiscal years ended April 1, 2007 and April 2, 2006, losses of $30,595 and $280,699, respectively were recognized due to declines in market value of the mutual fund that was deemed other than temporary.

Derivative Instruments and Hedging Activities—The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS 133 and has determined that the Company has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, however, in December 2007, the FASB issued FASB Staff Position FAS 157-2, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. We are currently evaluating the impact of adopting SFAS 157 and FAS 157-2 on our results of operations and financial condition.

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

In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for the Company starting in fiscal 2009. We are currently evaluating the impact of adopting EITF 06-11 on our results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense the advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for the Company starting in fiscal 2009. We do not expect there to be a material impact on our results of operations and financial condition as a result of adopting EITF 07-03.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (141R). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS No. 160 will have on any future business combinations.

2.	INVESTMENTS

The amortized cost and fair value by maturity as of March 30, 2008 are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 Year	$—	$—	$2,208,475	$2,203,620
1-5 Years
5-10 Years	250,000	255,931	39,988	39,773
After 10 Years	5,000	5,111	364,905	361,801

	$255,000	$261,042	$2,613,368	$2,605,194

The amortized cost and fair value of investment securities available-for-sale as of March 30, 2008 and April 1, 2007, were as follows:

	March 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed Income Securities:
U.S. Corporate Securities	$1,855,776	$3,408	$(10,218)	$1,848,966
U.S. Government Agency Securities	757,592	2,668	(4,032)	756,228

Total Fixed Income Securities	$2,613,368	$6,076	$(14,250)	$2,605,194

	April 1, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed Income Securities:
U.S. Corporate Securities	$4,179,295	$—	$(52,014)	$4,127,281
U.S. Government Agency Securities	1,137,085	—	(29,743)	1,107,342

Total Fixed Income Securities	$5,316,380	$—	$(81,757)	$5,234,623

Marketable Equity Securities -
Mutual Fund - Short-term Bond Fund	$7,488,243	$76,489	$—	$7,564,732

Total Equity Securities	$7,488,243	$76,489	$—	$7,564,732

Additionally, as of April 1, 2007, the Company’s available-for-sale investments included investment contracts with highly rated, stable insurance companies of $3,562,073 with fair values that approximate amortized cost. The investment contracts were liquidated during the fiscal year ended March 30, 2008 at amortized cost.

Proceeds from the sale of investments were $14,069,317, $3,293,320, and $4,822,151 for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006, respectively. During fiscal 2008, the Company sold the mutual fund it held at April 1, 2007 and recorded a gain of $244,764. During the fiscal years ended April 1, 2007 and April 2, 2006, losses of $30,595 and $280,699, respectively were recognized due to declines in market value of the mutual fund that was deemed other than temporary. Realized gains and losses were not material for the fiscal years ended April 1, 2007, and April 2, 2006.

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at March 30, 2008 and April 1, 2007:

	March 30, 2008
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses

Fixed Income Securities:
U.S. Corporate Securities	$—	$—	$1,848,966	$(10,218)	$1,848,966	$(10,218)
U.S. Government Agency Securities	—	—	756,228	(4,032)	756,228	(4,032)

Total Fixed Income Securities	$—	$—	$2,605,194	$(14,250)	$2,605,194	$(14,250)

	April 1, 2007
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses

Fixed Income Securities:
U.S. Corporate Securities	$—	$—	$4,127,281	$(52,014)	$4,127,281	$(52,014)
U.S. Government Agency Securities	—	—	1,107,342	(29,743)	1,107,342	(29,743)

Total Fixed Income Securities	$—	$—	$5,234,623	$(81,757)	$5,234,623	$(81,757)

There were 14 and 36 investments in an unrealized loss position as of March 30, 2008 and April 1, 2007, respectively. The Company believes that the unrealized losses in the investment portfolio are primarily the result of changes in market interest rates and not from the deterioration in the creditworthiness of the issuer. The majority of the investments have contractual terms, which do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The U.S. Government agency securities are guaranteed by an agency of the U.S. Government. The Company has the ability and intent to hold these investments until a recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired.

3.	INVENTORIES

Inventories at March 30, 2008 and April 1, 2007 consisted of the following:

	2008	2007

Finished goods (FIFO basis)	$18,512,697	$15,956,438
LIFO reserve	(4,501,745)	(3,170,090)
Net inventory	$14,010,952	$12,786,348

Inventories valued under the LIFO method at March 30, 2008 and April 1, 2007 were $16,181,515 and $13,802,711, respectively, on a FIFO basis. The balance of the inventory was valued under the FIFO method.

In fiscal 2008 the LIFO reserve increased by $1,331,655 due to an increase in inventory costs and changes in inventory product mix. During the fiscal year ended April 2, 2006, the Company liquidated certain LIFO inventory layers that were at lower costs than current costs, however the liquidation impact on cost of sales was not material.

4.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended March 30, 2008 is within the Industrial Segment and was as follows:

	April 1, 2007	Trumark Acquisition	March 30, 2008
Goodwill	$—	$1,203,590	$1,203,590

Intangible assets consist primarily of customer lists, trademarks, and trade names in current and previous business acquisitions. A summary of our intangible assets for March 30, 2008 and April 1, 2007 were as follows:

	2008
	Gross Carrying Amount	Accumulated Amortization	Net

Finite-life intangible assets	$6,565,033	$(2,088,667)	$4,476,366
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,033	$(2,088,667)	$5,703,366

	2007
	Gross Carrying Amount	Accumulated Amortization	Net

Finite-life intangible assets	$3,483,033	$(1,643,308)	$1,839,725
Indefinite-life intangible assets	—	—	—
Total intangibles, net	$3,483,033	$(1,643,308)	$1,839,725

Intangible asset amortization expense was $445,359 during the fiscal year ended March 30, 2008, $224,817 during the fiscal year ended April 1, 2007, and $251,788 during the fiscal year ended April 2, 2006.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

	2009	2010	2011	2012	2013

Estimated amortization expense	$467,000	$462,000	$462,000	$462,000	$440,000

5.	NOTES RECEIVABLE

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

6.	COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, were as follows:

	2008	2007	2006

Net income	$9,110,009	$8,068,883	$8,886,153
Available-for-sale investments unrealized gain/(loss)**	(1,718)	122,486	70,277
Post-retirement plan liability unrealized gain/(loss)	6,002	(10,337)	——
Comprehensive Income	$9,114,293	$8,181,032	$8,956,430

**The 2008 amount contains a reclassification adjustment for investment gains included in net income of $46,658, net of tax.

The 2006 amount includes a reclassification adjustment for investment losses included in net income of $93,914, net of tax.

7.	PENSION AND EMPLOYEE STOCK OWNERSHIP PLANS

The Company has a defined contribution pension plan covering substantially all of its non-bargaining employees. Pension expense for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006, was $2,389,373, $2,178,875, and $1,937,499, respectively. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. The Company’s cost for the pension plan was determined as 15% of each employee’s covered compensation in the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006. Amounts charged to pension expense and contributed to union multi-employer pension plans (not included in the above amounts) were not material. It is the Company’s policy to fund all pension costs accrued.

The Company has an employee stock ownership plan (ESOP) covering substantially all of its non-bargaining employees. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. ESOP expense for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006, was $790,546, $726,292, and $613,274, respectively.

The Company has an employee stock purchase plan covering substantially all of its employees. A Company contribution of 75% of each employee’s contribution, up to a maximum of $375 per month, is made on a monthly basis. Contributions for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006, were $607,671, $573,380, and $525,874, respectively.

On December 15, 2006, the Company issued 45,257 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation expense over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. The shares became fully vested on December 15, 2007. Restricted stock expense related to this grant for the fiscal years ended March 30, 2008 and April 1, 2007 was approximately $450,000 and $186,000, respectively.

On September 18, 2007, the Company issued 7,000 shares of restricted stock to the Board of Directors as part of their annual retainer for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on September 18, 2007 was $14.48. For the fiscal year ended March 30, 2008, there was approximately $60,000 of compensation expense recorded for this award.

During the fiscal year ended April 3, 2005, the Company issued 40,653 shares of restricted stock to certain employees of the Company. The restricted stock awards were recorded as compensation expense over the requisite vesting periods based on the market value on the date of grant. Restricted stock expense for the fiscal year ended April 2, 2006 was $198,702.

The Company does not currently offer any other significant post-retirement or post-employment benefits.

8.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various operating leases for trucks and land and buildings on which some of its operations are located. Future minimum lease payments due under operating leases with an initial term of one year or more at March 30, 2008 are $421,127 in 2009, $309,238 in 2010, $228,023 in 2011, $187,023 in 2012, $187,023 in 2013, and $2,504,135 thereafter. Total rental expense for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006 were as follows:

	2008	2007	2006

Minimum rentals	$401,998	$284,862	$287,888
Contingent rentals	98,991	88,510	73,776
Total rental expense	$500,989	$373,372	$361,664

Litigation — The Company paid $3.0 million in 2004 to resolve a personal injury lawsuit relating to the acquisition of Universal Chemicals in 2000. In July 2004, the Company filed suit against the former principals of Universal Chemicals seeking indemnification for the costs the Company incurred in defending and resolving the litigation. On June 23, 2005, the Company and the former Universal Chemicals principals (the “defendants”) executed a settlement agreement in full and final resolution of the Company’s claims, as well as any claims the defendants may have or may have had against the Company. The settlement agreement required the defendants to surrender to the Company 75,358 shares of the Company’s common stock, which they received as consideration for the May 2000 acquisition. The 75,358 shares represent a partial reimbursement for the $3.0 million settlement paid by the Company. Both the original $3.0 million settlement paid by the Company and the settlement received from the Universal Chemicals shareholders were recorded within the litigation settlement line of the Statements of Income. The agreement also terminated the non-competition provisions of the Company’s agreements with the defendants, relieving the Company of the obligation to pay $500,000 to the defendants over the next five years as consideration for these provisions. The settlement agreement called for the parties to execute mutual releases and a stipulation of dismissal. Litigation settlement income of $1,056,520 was recorded in the Pharmaceutical segment during the fiscal year ended April 2, 2006 when the Company received the 75,358 shares and the executed final releases and stipulations.

The Company is involved in various legal actions arising from the normal course of business from time to time. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Asset Retirement Obligations — The Company has two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), the Company has a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at the Company’s expense. The Company has not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; the Company has a history of extending the leases with the lessor and currently intends to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143,” the Company has not recorded an asset retirement obligation as of March 30, 2008. The Company will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

9.	INCOME TAXES

The provisions for income taxes are as follows:

	Fiscal Year Ended
	March 30, 2008	April 1, 2007	April 2, 2006

Federal—current	$3,574,328	$3,834,812	$4,483,064
State—current	960,600	948,302	1,126,697
Deferred	678,072	104,676	(841,407)
Total provision	$5,213,000	$4,887,790	$4,768,354

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below. Included within “Other” below for the fiscal year ended April 2, 2006 is a $363,000 tax benefit recognized due to adjustments to deferred tax estimates.

	Fiscal Year Ended
	March 30, 2008	April 1, 2007	April 2, 2006

Statutory federal income tax	$5,013,053	$4,534,835	$4,779,077
State income taxes, net of federal deduction	723,568	629,653	621,195
Tax-exempt income	(5,949)	(6,773)	(10,408)
ESOP dividend deduction on allocated shares	(259,066)	(239,118)	(226,214)
Domestic production deduction	(105,000)	(38,500)	(70,000)
Other—net	(153,606)	7,693	(325,296)
Total	$5,213,000	$4,887,790	$4,768,354

The tax effects of items comprising the Company’s net deferred tax asset (liability) as of March 30, 2008 and April 1, 2007 are as follows:

	2008	2007
Current deferred taxes:
Trade receivables	$87,750	$87,750
Inventory	245,760	116,599
Accruals	310,557	409,625
Other	61,177	95,416
Total *	$705,244	$709,390
Noncurrent deferred taxes:
Excess of tax over book depreciation	$(1,112,841)	$(558,720)
Unrealized loss on investments	3,188	2,000
Amortization of intangibles	(33,428)
Capital loss carryforward		66,405
Other	45,984	69,794
Total	$(1,097,097)	$(420,521)

*Included in prepaid expenses and other current assets on the balance sheet.

10.	TRUMARK, INC. ACQUISITION

On May 15, 2007, the Company signed an asset purchase agreement with Trumark, Inc., Trumark Ltd., Profloc Inc. (collectively Trumark) and the shareholders of each entity, under which the Company agreed to acquire substantially all of the assets of the entities and assume certain operating liabilities for cash of approximately $5,963,000 and Hawkins stock of $588,000. On May 31, 2007, the acquisition was completed. The acquired business is a producer of antimicrobial products for the food industry. The acquired business is included in the Company’s Industrial operating segment.

The assets acquired consist of assets used by Trumark to operate its business, including intellectual property, manufacturing equipment and inventory. The purchase price consisted of cash and shares of the Company’s common stock. The Company funded the cash portion of the transaction with existing cash and issued new shares of common stock. The initial purchase  price allocation, was as follows:

Accounts Receivable	$1,115,000
Inventory	265,000
Property and Equipment	259,000
Other Assets	10,000
Customer Relationships	2,058,000
Trade Names	1,227,000
Trade Secrets	862,000
Non-Compete	162,000
Goodwill	1,204,000
Current liabilities	(611,000)
Total	$6,551,000

The operations of Trumark are included in the Company’s statement of income beginning on June 1, 2007. The proforma effect of this acquisition on prior period sales, operating income, and earnings per share was not significant.

11.	SEGMENT INFORMATION

The Company has three reportable segments: Industrial, Water Treatment and Pharmaceutical. The Industrial segment specializes in providing industrial chemicals and services to the energy, electronics, chemical processing, pulp and paper, medical device and plating industries. In addition, the Industrial segment provides products and services to food manufacturers and processing plants. The Water Treatment segment specializes in providing water and waste-water treatment equipment and chemicals and in helping customers find solutions to system problems. The Pharmaceutical segment specializes in providing pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers.

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

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Fiscal Year Ended March 30, 2008:
Sales	$124,596,870	$62,067,525	$9,775,367	$196,439,762
Cost of sales	104,750,566	43,315,296	6,777,418	154,843,280
Income from operations	$2,810,853	$9,888,776	$282,668	$12,982,297

Identifiable assets*	$56,199,154	$19,172,883	$5,503,734	$80,875,771

*	Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $28,067,180 at March 30, 2008.

Fiscal Year Ended April 1, 2007:
Sales	$95,394,903	$56,371,237	$8,638,940	$160,405,080
Cost of sales	77,305,184	39,667,703	6,195,216	123,168,103
Income (loss) from operations	$2,889,587	$8,609,573	$(234,819)	$11,264,341

Identifiable assets*	$46,446,607	$17,639,843	$5,569,231	$69,655,681

*	Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $31,612,913 at April 1, 2007.

Fiscal Year Ended April 2, 2006:
Sales	$84,192,397	$48,946,914	$10,191,939		$143,331,250
Cost of sales	69,160,512	33,859,254	7,092,342		110,112,108
Income from operations	$2,367,035	$8,770,739	$1,624,444	**	$12,762,218

Identifiable assets*	$42,170,943	$17,587,618	$5,761,116		$65,519,677

*	Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $28,537,057 at April 2, 2006.

**The Pharmaceutical segment recorded $1,056,520 in pretax gain from the litigation settlement during fiscal 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that as of March 30, 2008, the disclosure controls and procedures for Hawkins, Inc. were effective to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of Hawkins, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 30, 2008, based on the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 30, 2008.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting for March 30, 2008.

/s/ John R. Hawkins	/s/ Kathleen P. Pepski
John R. Hawkins	Kathleen P. Pepski
Chief Executive Officer	Chief Financial Officer
June 13, 2008	June 13, 2008

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hawkins, Inc.

Minneapolis, MN

We have audited the internal control over financial reporting of Hawkins, Inc. (the “Company”) as of March 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule listed in the Index at ITEM 15 as of and for the year ended March 30, 2008, of the Company, and our report dated June 12, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, MN

June 12, 2008

Changes in Internal Control Procedures

There was no change in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE COMPANY

The information under the captions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by this reference. Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, controller and other persons performing similar functions. We have posted the Code of Business Conduct and Ethics on our website located at http://www.hawkinsinc.com. Hawkins’ Code of Business Conduct and Ethics is also available in print to any shareholder who requests it in writing from our Corporate Secretary. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, controller and other persons performing similar functions within four business days following the date of such amendment or waiver. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Security Ownership of Management and Beneficial Ownership” and under the heading “Equity Compensation Plan Information” in the Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Election of Directors” and “Related Party Transactions” in the Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY.

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Balance Sheets at March 30, 2008 and April 1, 2007.

Statements of Income for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006.

Statements of Shareholders’ Equity for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006.

Statements of Cash Flows for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006.

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

The following financial statement schedule for the fiscal years ended March 30, 2008, April 1, 2007, and April 2, 2006.

Schedule II - Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS.

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2008.

HAWKINS, INC.

By	/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on June 13, 2008.

/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer (Principal Executive Officer) and Director

/s/ Kathleen P. Pepski
Kathleen P. Pepski, Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon
John S. McKeon, Director, Chairman of the Board

/s/ Howard M. Hawkins
Howard M. Hawkins, Director

/s/ Duane M. Jergenson
Duane M. Jergenson, Director

/s/ G. Robert Gey
G. Robert Gey, Director

/s/ Daryl I. Skaar
Daryl I. Skaar, Director

/s/ Eapen Chacko
Eapen Chacko, Director

/s/ James A. Faulconbridge
James A. Faulconbridge, Director

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED MARCH 30, 2008, APRIL 1, 2007, AND APRIL 2, 2006

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged To Other Accounts	Deductions Write-Offs	Balance at End of Year

Reserve deducted from asset to which it applies:

Year Ended March 30, 2008: Allowance for doubtful accounts	$225,000	$17,884		$17,884	$225,000

Year Ended April 1, 2007: Allowance for doubtful accounts	$225,000	$55,806		$55,806	$225,000

Year Ended April 2, 2006: Allowance for doubtful accounts	$225,000	$546,730		$546,730	$225,000

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Retirement Agreement dated December 2, 1998 between the Company and Howard M. Hawkins. (3)	Incorporated by Reference
10.2	Description of Consulting Arrangement with John S. McKeon. (4)	Incorporated by Reference
10.3	Hawkins, Inc. 2004 Omnibus Stock Plan. (5)	Incorporated by Reference
10.4	Form of Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan. (6)	Incorporated by Reference
10.5	Separation Agreement Dated December 10, 2007 between the Company and Marvin E. Dee. (7)	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended April 3, 2005.
(4)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated May 3, 2006 and filed May 8, 2006.
(5)	Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed July 23, 2004.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and filed November 9, 2004.
(7)	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated December 10, 2007 and filed December 14, 2007.