Form 10-Q
period 2008-06-30
HAWKINS INC
filed 2008-08-08
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 8, 2008
Common Stock, par value $.05 per share	10,253,458

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS

	JUNE 30, 2008 (UNAUDITED)	MARCH 30, 2008 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,718,782	$21,509,181
Investments available-for-sale	1,703,730	2,276,358
Trade receivables – net	26,874,105	23,788,342
Inventories	20,294,947	14,010,952
Prepaid expenses and other current assets	2,558,951	3,614,387
Total current assets	72,150,515	65,199,220

PROPERTY, PLANT AND EQUIPMENT – net	36,108,019	35,928,878

GOODWILL AND INTANGIBLE ASSETS	6,784,589	6,906,956

LONG-TERM INVESTMENTS	572,728	583,836

OTHER ASSETS	344,627	324,061
	$115,960,478	$108,942,951
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$18,249,747	$11,780,842
Dividends payable	—	2,459,150
Accrued payroll and employee benefits	3,391,785	6,137,089
Container deposits	1,015,390	983,640
Other accruals	2,136,027	1,344,123
Total current liabilities	24,792,949	22,704,844

OTHER LONG-TERM LIABILITIES	117,534	119,600

DEFERRED INCOME TAXES	1,093,363	1,097,097

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,239,458 shares issued and outstanding	511,973	511,973
Additional paid-in capital	38,155,881	38,090,696
Accumulated other comprehensive loss	(15,161)	(9,321)
Retained earnings	51,303,939	46,428,062
Total shareholders’ equity	89,956,632	85,021,410
	$115,960,478	$108,942,951

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED JUNE 30
	2008	2007

	(UNAUDITED)

Sales	$65,127,314	$48,622,725

Cost of sales	50,878,631	36,792,174

Gross margin	14,248,683	11,830,551

Selling, general and administrative expenses	6,625,726	7,495,284

Income from operations	7,622,957	4,335,267

Investment income	141,420	302,303

Income before income taxes	7,764,377	4,637,570

Provision for income taxes	2,888,500	1,686,500

Net income	$4,875,877	$2,951,070

Weighted average number of shares outstanding – basic	10,239,458	10,184,940

Weighted average number of shares outstanding – diluted	10,251,111	10,204,262

Earnings per share – basic and diluted	$.48	$.29

Cash dividends declared per common share	$—	$—

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED JUNE 30
	2008	2007
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,875,877	$2,951,070
Reconciliation to cash flows:
Depreciation and amortization	1,375,814	1,227,262
Stock compensation expense	65,185	159,417
Loss (gain) from property disposals	33,376	(6,736)
Changes in operating accounts (using) providing cash:
Trade receivables	(3,085,763)	(1,270,802)
Inventories	(6,283,995)	22,817
Accounts payable	6,252,918	774,149
Accrued liabilities	(1,923,716)	(2,027,054)
Other	1,034,870	1,699,187

Net cash provided by operating activities	2,344,566	3,529,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,273,977)	(1,081,182)
Sale and maturities of investments	574,162	4,323,406
Proceeds from property disposals	24,000	40,105
Acquisition of Trumark, Inc.	—	(5,262,601)

Net cash used in investing activities	(675,815)	(1,980,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,459,150)	(2,247,686)

Net cash used in financing activities	(2,459,150)	(2,247,686)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(790,399)	(698,648)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,509,181	11,592,939

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,718,782	$10,894,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$47,500	$—

Noncash investing activities-
Capital expenditures in accounts payable	$557,046	$697,828
Stock issued for acquisition of Trumark	$—	$588,000

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008, previously filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008 filed with the SEC, on June 13, 2008.

2.	The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

3.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. We adopted SFAS 157 at the beginning of the first quarter of fiscal 2009, and the adoption had no impact on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We did not choose the Fair Value Option; therefore, the adoption had no impact on our results of operations and financial condition.

In June 2007, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. We adopted EITF 06-11 at the beginning of the first quarter of fiscal 2009, and the adoption had no impact on our results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 07-03 at the beginning of the first quarter of fiscal 2009, and the adoption had no impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (141R). SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will apply SFAS 141R prospectively to business combinations completed on or after that date. There will be no impact upon adoption to our current results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS 160 will have on results of operations and financial condition.

4.

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	June 30, 2008	June 30, 2007
Weighted average common shares outstanding - basic	10,239,458	10,184,940
Dilutive impact of stock options, performance units, and restricted stock	11,653	19,322
Weighted average common shares outstanding - diluted	10,251,111	10,204,262

For the June 30, 2008 computation, 61,332 stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

5.

Inventories, principally valued by the last-in, first-out (LIFO) method, are less than current cost by $6,164,970 and $4,501,745 at June 30, 2008 and March 30, 2008, respectively. The valuation of LIFO inventory for interim periods is based on the Company’s estimates of year-end inventory levels and costs. Inventory consists principally of finished goods.

6.

Intangible assets consist primarily of customer lists, trademarks, and trade names in previous business acquisitions. A summary of our intangible assets for June 30, 2008 and March 30, 2008 were as follows:

	June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Finite-life intangible assets	$6,565,033	$(2,211,034)	$4,353,999
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,033	$(2,211,034)	$5,580,999

	March 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Finite-life intangible assets	$6,565,033	$(2,088,667)	$4,476,366
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,033	$(2,088,667)	$5,703,366

Goodwill in the amount of $1,203,590 is included in Goodwill and Intangible Assets at June 30, 2008 and March 30, 2008.

7.

The Company follows SFAS No. 109, “Accounting for Income Taxes.” In the preparation of the Company’s financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. The Company records any interest and penalties related to income taxes as income tax expense in the condensed statements of income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years beginning with 2004 remain open to examination by the Internal Revenue Service. The significant state jurisdictions of Minnesota, Iowa, North Dakota, South Dakota, and Wisconsin have tax years beginning with 2004 open to examination.

In accordance with FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” we accrue for the effects of open uncertain tax positions and the related penalties and interest. There were no adjustments made to record a liability for unrecognized tax benefits during the three months ended June 30, 2008, and we do not expect any significant adjustments to be made that would have a material impact on our results of operations and financial condition.

8.	Comprehensive income and its components, net of tax, were as follows:

	Three months ended June 30
	2008	2007

Net income	$4,875,877	$2,951,070
Available-for-sale investments unrealized loss, net of tax	(5,840)	(20,581)
Comprehensive income	$4,870,037	$2,930,489

9.

The Company is involved in various legal actions arising from the normal course of business from time to time. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.

Our Board of Directors approved a long-term incentive equity compensation plan for certain officers of the Company during the first quarter of fiscal 2009. The long-term incentive plan allows us to grant nonqualified stock options that cliff vest at the end of a three-year period and expire no later than 10 years after the grant date. On May 13, 2008, the Company issued 61,332 stock options to certain executives of the Company under this plan. The Black-Scholes valuation model was used to estimate the fair value of the options at grant date based on the following assumptions:

Dividend Yield:	3.2%
Volatility:	28.0%
Risk-Free Interest Rate:	3.0%
Expected Life in Years:	4

Volatility was calculated using the past 4 years of historical stock prices of Hawkins, Inc common stock. The expected life is estimated based on expected future trends and the terms and vesting periods of the options granted. The risk-free interest rate is an interpolation of the relevant U.S. Treasury Bond Rate as of the grant date. The grant date fair value was $2.95 per option and the Company recorded approximately $8,000 of compensation expense for this award for the three months ended June 30, 2008.

Our Board of Directors approved a performance-based equity compensation plan for certain executives of the Company during the first quarter of fiscal 2009. The performance-based plan allows us to grant certain officers performance units that represent a possible future issuance of restricted shares of the Company’s common stock based on the Company’ pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each officer will be determined after the Company’s final financial information becomes available after the applicable fiscal year and will be between 0 shares and 23,000 shares in the aggregate. The restricted shares fully vest two years after the last day of the fiscal year on which the performance is based. On May 13, 2008, performance units were granted to certain officers of the Company under this plan. In accordance with SFAS 123R, “Share-Based Payment,” the Company is recording the compensation expense for the outstanding performance share units over the life of the awards and recorded approximately $29,000 of compensation expense for the three months ended June 30, 2008. The amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and the then current Hawkins, Inc. common stock price.

On September 18, 2007, the Company issued 7,000 shares of restricted stock to the Board of Directors as part of their annual retainer for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of shareholders, based on the market value on the date of grant. The grant date fair value on September 18, 2007 was $14.48. For the three months ended June 30, 2008, there was approximately $28,000 of compensation expense recorded for this award.

On December 15, 2006, the Company issued 45,257 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation expense over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. The shares became fully vested on December 15, 2007. Restricted stock expense related to this grant for three months ended June 30, 2007 was approximately $160,000.

11.

On July 15, 2008, the Company acquired a 77,000 square foot facility on 10 acres in Centralia, Illinois for approximately $2,000,000. The facility will be primarily used for expansion of the Company’s lactate and other food ingredient manufacturing capacity within its Industrial segment, with the Water Treatment segment using the location as a branch office for its operations as it expands its geographic coverage.

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

The assets acquired consist of assets used by Trumark to operate its business, including intellectual property, manufacturing equipment and inventory. The purchase price consisted of cash and shares of the Company’s common stock. The Company funded the cash portion of the transaction with existing cash and issued new shares of common stock. The operations of Trumark are included in the Company’s statement of income beginning on June 1, 2007. The proforma effect of this acquisition on prior period sales, operating income, and EPS was not significant.

12.

The Company has three reportable segments: Industrial, Water Treatment and Pharmaceutical. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. The Company evaluates performance based on income from operations not including nonrecurring gains and losses. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Sales are primarily within the United States and all assets are located within the United States. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Three Months Ended June 30, 2008:
Sales	$41,208,220	$21,345,846	$2,573,248	$65,127,314
Income from operations	$3,603,041	$3,920,754	$99,162	$7,622,957

Three Months Ended June 30, 2007:
Sales	$29,284,625	$16,923,049	$2,415,051	$48,622,725
Income from operations	$963,539	$3,213,112	$158,616	$4,335,267

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2008 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the SEC. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	Three months ended June 30, 2008		Three months ended June 30, 2007

Sales	$65,127	100.0%	$48,623	100.0%
Cost of sales	50,879	78.1	36,792	75.7
Gross margin	14,249	21.9	11,831	24.3
Selling, general and administrative expenses	6,626	10.2	7,495	15.4
Income from operations	7,623	11.7	4,335	8.9
Investment income	141	0.2	302	0.6
Income before income taxes	7,764	11.9	4,638	9.5
Provision for income taxes	2,889	4.4	1,687	3.5
Net income	$4,876	7.5%	$2,951	6.1%

SALES

Sales increased $16,504,589, or 33.9%, to $65,127,314 in the three months ended June 30, 2008 as compared to $48,622,725 in the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 32% of sales during the three months ended June 30, 2008 and in the comparable period a year ago. The increase in sales was primarily driven by the Industrial and Water Treatment segments, as sales in these segments increased by $11,923,595 or 40.7% and $4,422,797 or 26.1%, respectively, in the three months ended June 30, 2008 over the comparable period last year. The increase in the Industrial segment was primarily attributable to significant increases in selling prices related to rising material costs along existing product lines and to a lesser extent volume increases. Caustic soda volumes sold were comparable to the prior year. Additionally, Industrial segment sales were impacted by the acquisition of Trumark, Inc completed on May 31, 2007, driving approximately 5% of the increase in sales. The increase in Water Treatment segment sales were also primarily due to significant increases in selling prices related to rising material costs. Volumes increased slightly despite less favorable weather conditions as compared to the same period a year ago. The Pharmaceutical segment sales increased by approximately 1% during the three months ended June 30, 2008 as compared to the same period in the prior year. The Food and Drug Administration (FDA) is currently exercising enforcement discretion against two major compounding chemicals, which action broadly impacted the compounding market and served to dampen the Pharmaceutical segment sales during the three months ended June 30, 2008.

During the three months ended June 30, 2007, the Pharmaceutical segment was restricted from selling certain products by the Minneapolis District Office of the FDA. The Company worked to resolve this matter and during the third quarter of fiscal 2008, received clearance from the FDA to sell the majority of the products initially affected. Although sales within the Pharmaceutical segment were negatively impacted in the first half of fiscal 2008, there was not a material impact to the Company’s results of operations or cash flows.

GROSS MARGIN

Gross margin, as a percentage of sales, for the three months ended June 30, 2008 was 21.9%, compared to 24.3% for the comparable period a year ago. Due to significant increases in raw material inventory costs, the LIFO method of valuing inventory resulted in a LIFO charge that negatively impacted the gross margin by 2.5% for the three months ended June 30, 2008. Additionally, operating expenses of $694,527 were classified as cost of sales for the three months ended June 30, 2008 that would have been classified as selling, general and administrative expenses for the three months ended June 30, 2007 to more accurately reflect the underlying nature of the expenses. Excluding the effect of the LIFO adjustment and change in expense classification, gross margin as a percentage of sales would have been 25.5% or an increase of approximately 1.2% over the three months ended June 30, 2007. The higher margin rate was primarily due to an increase in margins on certain agricultural products due to high demand and constrained supply and the sale of lower-cost inventory in storage. Many of the Company’s products are commodity based and therefore are subject to cost and pricing fluctuations, which is expected to continue in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses, as a percentage of sales, for the three months ended June 30, 2008 were 10.2% ($6,625,726) compared to 15.4% ($7,495,284) for the same period one year ago. Excluding the impact of the $694,527 change in classification of certain expenses to cost of sales, expenses decreased by $175,031 for the three months ended June 30, 2008 as compared to a year ago. The decrease was primarily attributable to expenses incurred in the prior year for contractor and consulting fees related to the Company’s implementation of an Enterprise Resource Planning system and approximately $300,000 of non-recurring acquisition-related expenses associated with the Trumark acquisition. These decreases were partially offset by an increase in employee compensation including variable pay plans and additional sales staff to support sales growth in the Water Treatment and Pharmaceutical segments.

INCOME FROM OPERATIONS

Income from operations for the three months ended June 30, 2008 increased by $3,287,690 to $7,622,957, which was attributable to the Industrial ($2,639,502) and Water Treatment ($707,642) segments. The increases were driven by the increase in sales and higher margins on certain products. The Pharmaceutical segment decreased by $59,454 due to a 1% decrease in gross margin percentage due to higher lab testing expenses and an increase in selling expense as additional sales staff were added.

INVESTMENT INCOME

Investment income decreased $160,883 to $141,420 for the three months ended June 30, 2008 compared to the same period in the prior year. The decrease was primarily due to lower average investment balances due to the May 2007 Trumark acquisition and lower yields due to the change in mix in investment balances in the current year as compared to the prior year.

PROVISION FOR INCOME TAXES

The effective income tax rate was 37.2% for the three months ended June 30, 2008, compared to 36.4% for the three months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended June 30, 2008, cash provided by operations was $2,344,566 compared to cash provided by operations of $3,529,310 for the same period one year ago. The decrease in cash provided by operating activities was due primarily to fluctuations in working capital balances including the timing of inventory purchases and the related vendor payments and an increase in trade receivables associated with the increase in sales. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, the Company’s cash requirements increase during the period from April through September as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, the Company’s accounts receivable balance generally increases during this period. Cash used in investing activities decreased by $1,304,457 for the three months ended June 30, 2008 compared to the same period one year ago, primarily due to the acquisition of Trumark in the prior year. Largely offsetting the cash used for the acquisition in the prior year was the proceeds obtained from the sale of investments during the three months ended June 30, 2007. Capital expenditures during the quarter ended June 30, 2008 consisted primarily of facilities improvement projects, machinery and equipment, new route sales trucks, and returnable containers. Recurring capital expenditures for the remainder of this fiscal year are expected to be comparable with the three previous years and they will primarily relate to facilities improvement projects and new route sales trucks. In addition, the Company has plans to spend approximately $8.0 million on capacity expansion during the current fiscal year, of which approximately $2.0 million was spent to acquire a 77,000 square foot facility on 10 acres in Centralia, Illinois, on July 15, 2008. The facility will be primarily used for expansion of the Company’s lactate and other food ingredient manufacturing capacity within its Industrial segment, with the Water Treatment segment using the location as a branch office for its operations as it expands its geographic coverage.

Cash, cash equivalents and investments available-for-sale decreased by $1,379,935 from March 30, 2008 to $22,734,440 as of June 30, 2008 due primarily to the semi-annual dividend payment of $2,459,150 and capital spending of $1,273,977, partially offset by cash generated from operating activities. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consists of corporate bonds and U.S. Government agency securities. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At June 30, 2008, $311,928 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired with an aggregate carrying value exceeding market value by approximately $9,900 and have maturity dates of one year or longer. These investments were not determined to be other-than-temporarily impaired as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value.

At June 30, 2008, the Company had an investment portfolio of fixed income securities of $2,276,459 and cash and cash equivalents of $20,718,782. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until recovery. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at June 30, 2008 puts it in a position to obtain debt financing on favorable terms although there can be no assurance of this.

Although management continually reviews opportunities to enhance the value of the Company through strategic acquisitions, other capital investments and strategic divestitures, no material commitments for such investments or divestitures currently exist other than the planned capacity expansion capital expenditures mentioned earlier.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008. The accounting policies used in preparing the Company’s interim fiscal 2009 financial statements are the same as those described in the Company’s Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2008, the Company had an investment portfolio of fixed income securities of $2,276,458 and cash and cash equivalents of $20,718,782. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until recovery. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The Company adjusts the carrying value of its investments if an impairment occurs that is other than temporary.

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

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, the disclosure controls and procedures for Hawkins, Inc. were effective to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC’s rules and forms.

Changes in Internal Control

There was no change in the Company’s internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Form of Non-Statutory Stock Option Agreement under the Company’s 2004 Omnibus Stock Plan.	Filed Electronically
10.2	Form of Performance-Based Restricted Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Kathleen P. Pepski
Kathleen P. Pepski
Vice President, Chief Financial Officer, Secretary and Treasurer
(On behalf of the Registrant and as principal financial officer)
Dated: August 8, 2008

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Form of Non-Statutory Stock Option Agreement under the Company’s 2004 Omnibus Stock Plan.	Filed Electronically
10.2	Form of Performance-Based Restricted Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.