Form 10-Q
period 2008-09-30
HAWKINS INC
filed 2008-11-10
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 7, 2008
Common Stock, par value $.05 per share	10,253,458

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2008 (UNAUDITED)	MARCH 30, 2008 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,910,542	$21,509,181
Investments available-for-sale	1,111,590	2,276,358
Trade receivables - net	32,527,115	23,788,342
Inventories	28,870,967	14,010,952
Prepaid expenses and other current assets	1,285,162	3,614,387

Total current assets	85,705,376	65,199,220

PROPERTY, PLANT AND EQUIPMENT – net	40,506,353	35,928,878

GOODWILL AND INTANGIBLE ASSETS	6,662,222	6,906,956

LONG-TERM INVESTMENTS	557,466	583,836

OTHER ASSETS	261,754	324,061

	$133,693,171	$108,942,951

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$25,981,106	$11,780,842
Dividends payable	2,665,899	2,459,150
Accrued payroll and employee benefits	5,336,601	6,137,089
Container deposits	1,008,210	983,640
Other accruals	3,282,034	1,344,123

Total current liabilities	38,273,850	22,704,844

OTHER LONG-TERM LIABILITIES	125,428	119,600

DEFERRED INCOME TAXES	1,094,950	1,097,097

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,246,458 and 10,239,458 shares issued and outstanding, respectively	512,323	511,973
Additional paid-in capital	38,238,168	38,090,696
Accumulated other comprehensive gain (loss)	(12,680)	(9,321)
Retained earnings	55,461,132	46,428,062

Total shareholders’ equity	94,198,943	85,021,410

	$133,693,171	$108,942,951

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED SEPTEMBER 30		SIX MONTHS ENDED SEPTEMBER 30

	2008	2007	2008	2007

	(UNAUDITED)		(UNAUDITED)

Sales	$80,386,435	$48,143,856	$145,513,749	$96,766,581

Cost of sales	62,596,563	36,268,357	113,475,194	73,060,531

Gross margin	17,789,872	11,875,499	32,038,555	23,706,050

Selling, general and administrative expenses	6,615,868	7,498,645	13,241,594	14,993,929

Income from operations	11,174,004	4,376,854	18,796,961	8,712,121

Investment income	115,088	312,265	256,508	614,568

Income before income taxes	11,289,092	4,689,119	19,053,469	9,326,689

Provision for income taxes	4,466,000	1,767,700	7,354,500	3,454,200

Net income	$6,823,092	$2,921,419	$11,698,969	$5,872,489

Weighted average number of shares outstanding – basic	10,243,567	10,211,827	10,241,524	10,198,531

Weighted average number of shares outstanding – diluted	10,248,217	10,241,865	10,252,046	10,223,228

Earnings per share – basic	$0.67	$0.29	$1.14	$0.58

Earnings per share – diluted	$0.67	$0.29	$1.14	$0.57

Cash dividends declared per common share	$0.26	$0.24	$0.26	$0.24

See accompanying notes to condensed financial statements - unaudited.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED SEPTEMBER 30

	2008	2007

	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,698,969	$5,872,489
Reconciliation to cash flows:
Depreciation and amortization	2,762,017	2,497,776
Stock compensation expense	147,822	322,588
Loss from property disposals	94,352	59,632
Changes in operating accounts providing (using) cash:
Trade receivables	(8,738,773)	1,454,984
Inventories	(14,860,015)	(6,216,449)
Accounts payable	13,773,016	2,659,498
Other liabilities	1,198,910	(1,240,409)
Other	2,367,741	2,013,176

Net cash provided by operating activities	8,444,039	7,423,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(6,812,169)	(2,626,476)
Sale and maturities of investments	1,178,334	4,751,977
Proceeds from property disposals	50,307	59,604
Acquisition of Trumark, Inc.		(5,262,601)

Net cash used in investing activities	(5,583,528)	(3,077,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,459,150)	(2,247,686)

Net cash used in financing activities	(2,459,150)	(2,247,686)

INCREASE IN CASH AND CASH EQUIVALENTS	401,361	2,098,103

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,509,181	11,592,939

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,910,542	$13,691,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$3,773,000	$1,473,790

Noncash investing activities-
Capital expenditures in accounts payable	$768,307	$617,352

Stock issued for acquisition of Trumark	$—	$588,000

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

The accounting policies followed by the Company are set forth in Note 1 to the Company’s financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008 filed with the SEC on June 13, 2008.

2.	The results of operations for the periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

3.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect SFAS 160 to have a material impact on the preparation of our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect SFAS 161 to have a material impact on the preparation of our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our financial statements.

4.

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended September 30		Six months ended September 30

	2008	2007	2008	2007

Weighted average common shares outstanding - basic	10,243,567	10,211,827	10,241,524	10,198,531
Dilutive impact of stock options, performance units, and restricted stock	4,650	30,038	10,522	24,697

Weighted average common shares outstanding - diluted	10,248,217	10,241,865	10,252,046	10,223,228

For the three months and six months ended September 30, 2008, 61,332 stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

5.

Inventories, principally valued by the LIFO method, are less than current cost by $9,729,012 and $4,501,745 at September 30, 2008 and March 30, 2008, respectively. Inventory consists principally of finished goods.

6.

Intangible assets consist primarily of customer lists, trademarks, and trade names in previous business acquisitions. A summary of our intangible assets for September 30, 2008 and March 30, 2008 were as follows:

	September 30, 2008

	Gross Carrying Amount	Accumulated Amortization	Net

Finite-life intangible assets	$6,565,033	$(2,333,401)	$4,231,632
Indefinite-life intangible assets	1,227,000	—	1,227,000

Total intangibles, net	$7,792,033	$(2,333,401)	$5,458,632

	March 30, 2008

	Gross Carrying Amount	Accumulated Amortization	Net

Finite-life intangible assets	$6,565,033	$(2,088,667)	$4,476,366
Indefinite-life intangible assets	1,227,000	—	1,227,000

Total intangibles, net	$7,792,033	$(2,088,667)	$5,703,366

Goodwill in the amount of $1,203,590 is included in Goodwill and Intangible Assets at September 30, 2008 and March 30, 2008.

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

In accordance with FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” we accrue for the effects of open uncertain tax positions and the related penalties and interest. There were no adjustments made to record a liability for unrecognized tax benefits during the six months ended September 30, 2008, and we do not expect any significant adjustments to be made that would have a material impact on our results of operations and financial condition.

8.	Comprehensive income and its components, net of tax, were as follows:

	Three months ended September 30		Six months ended September 30

	2008	2007	2008	2007

Net income	$6,823,092	$2,921,419	$11,698,969	$5,872,489
Available-for-sale investments unrealized gain (loss)	2,481	57,080	(3,359)	36,499

Comprehensive income	$6,825,573	$2,978,499	$11,695,610	$5,908,988

7

9.

The Company is involved in various legal actions arising from the normal course of business from time to time. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.

Our Board of Directors approved a long-term incentive equity compensation arrangement for the executive officers of the Company during the first quarter of fiscal 2009. This long-term incentive arrangement provides for the grant of nonqualified stock options that cliff vest at the end of a three-year period and expire no later than 10 years after the grant date. On May 13, 2008, the Company issued 61,332 stock options to the executive officers of the Company under this plan. The Black-Scholes valuation model was used to estimate the fair value of the options at grant date based on the following assumptions:

Dividend Yield:	3.2%
Volatility:	28.0%
Risk-Free Interest Rate:	3.0%
Expected Life in Years:	4

Volatility was calculated using the past four years of historical stock prices of our common stock. The expected life is estimated based on expected future trends and the terms and vesting periods of the options granted. The risk-free interest rate is an interpolation of the relevant U.S. Treasury Bond Rate as of the grant date. The grant date fair value was $2.95 per option and the Company recorded compensation expense for the three and six months ended September 30, 2008 of approximately $15,000 and $23,000, respectively.

Our Board of Directors approved a performance-based equity compensation arrangement for the executive officers of the Company during the first quarter of fiscal 2009. The performance-based arrangement provides for the grant of performance units that represent a possible future issuance of restricted shares of the Company’s common stock based on the Company’s pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each officer will be determined after the Company’s final financial information becomes available after the applicable fiscal year and will be between 0 shares and 23,000 shares in the aggregate. The restricted shares fully vest two years after the last day of the fiscal year on which the performance is based. On May 13, 2008, performance units were granted to the executive officers of the Company under this plan. In accordance with SFAS 123R, “Share-Based Payment,” the Company is recording the compensation expense for the outstanding performance share units over the life of the awards and recorded approximately $39,000 and $67,000 of compensation expense for the three and six months ended September 30, 2008, respectively. The amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and the then current price of our common stock.

On August 7, 2008, the Company issued 7,000 shares of restricted stock to the Board of Directors as part of their annual retainer for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of shareholders, based on the market value on the date of grant. The grant date fair value on August 7, 2008 was $14.53. For the three and six months ended September 30, 2008, there was approximately $17,000 of compensation expense recorded for this award.

On September 18, 2007, the Company issued 7,000 shares of restricted stock to the Board of Directors as part of their annual retainer for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of shareholders, based on the market value on the date of grant. The grant date fair value on September 18, 2007 was $14.48. The shares became fully vested on August 7, 2008. For the three and six months ended September 30, 2008, there was approximately $12,000 and $40,000, respectively, of compensation expense recorded for this award.

On December 15, 2006, the Company issued 45,257 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation expense over the requisite vesting period, which is one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. The shares became fully vested on December 15, 2007. Restricted stock expense related to this grant for three and six months ended September 30, 2007 was approximately $159,000 and $319,000, respectively.

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

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Three Months Ended September 30, 2008:
Sales	$53,721,466	$24,741,667	$1,923,302	$80,386,435
Income from operations	$7,299,523	$4,024,084	$(149,603)	$11,174,004

Three Months Ended September 30, 2007:
Sales	$28,435,618	$17,446,735	$2,261,503	$48,143,856
Income from operations	$621,605	$3,647,828	$107,421	$4,376,854

Six Months Ended September 30, 2008:
Sales	$94,929,686	$46,087,513	$4,496,550	$145,513,749
Income from operations	$10,902,564	$7,944,838	$(50,441)	$18,796,961

Six Months Ended September 30, 2007:
Sales	$57,720,243	$34,369,784	$4,676,554	$96,766,581
Income from operations	$1,585,144	$6,860,940	$266,037	$8,712,121

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the SEC. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30, 2008		SIX MONTHS ENDED SEPTEMBER 30, 2008

Sales	$80,386	100.0%	$145,514	100.0%
Cost of sales	62,597	77.9	113,475	78.0

Gross margin	17,790	22.1	32,039	22.0
Selling, general and administrative expenses	6,616	8.2	13,242	9.1

Income from operations	11,174	13.9	18,797	12.9
Investment income	115	0.1	257	0.2

Income before income taxes	11,289	14.0	19,053	13.1
Provision for income taxes	4,466	5.6	7,355	5.1

Net income	$6,823	8.5%	$11,699	8.0%

	THREE MONTHS ENDED SEPTEMBER 30, 2007		SIX MONTHS ENDED SEPTEMBER 30, 2007

Sales	$48,144	100.0%	$96,767	100.0%
Cost of sales	36,268	75.3	73,061	75.5

Gross margin	11,875	24.7	23,706	24.5
Selling, general and administrative expenses	7,499	15.6	14,993	15.5

Income from operations	4,377	9.1	8,712	9.0
Investment income	312	0.6	615	0.6

Income before income taxes	4,689	9.7	9,327	9.6
Provision for income taxes	1,768	3.7	3,454	3.6

Net income	$2,921	6.1%	$5,872	6.1%

SALES

Sales increased $32,242,579, or 67.0%, in the three months ended September 30, 2008, and increased $48,747,168, or 50.4%, in the six months ended September 30, 2008 as compared to the same periods a year ago. Sales of bulk chemicals, including caustic soda, were approximately 37% and 35% of sales for the three and six months ended September 30, 2008, respectively, compared to approximately 35% and 33% in the comparable periods a year ago. Industrial segment sales increased by $25,285,848 in the three months ended September 30, 2008 and increased by $37,209,443 in the six-month period ended September 30, 2008, as compared to the comparable periods in fiscal 2008. Water Treatment segment sales increased by $7,294,932 in the three months ended September 30, 2008 and increased $11,717,729 in the six-month period ended September 30, 2008, as compared to the same periods in fiscal 2008. The Industrial and Water Treatment segments’ sales increases were primarily attributable to significant increases in selling prices related to rising material costs along existing product lines, with total volumes across these two segments increasing approximately 8% this quarter compared to the same period last year.

Pharmaceutical segment sales decreased by 15.0% to $1,923,302 for the three months ended September 30, 2008 and decreased by 3.8% to $4,496,550 for the six months ended September 30, 2008 as compared to the same periods in fiscal 2008. The Food and Drug Administration (FDA) is currently exercising an industry-wide enforcement against two major compounding chemicals, which negatively impacted the Pharmaceutical segment sales during the three and six months ended September 30, 2008. During the six months ended September 30, 2007, the Pharmaceutical segment was restricted from selling certain products by the Minneapolis District Office of the FDA. The Company worked to resolve this matter and, during the third quarter of fiscal 2008, received clearance from the FDA to sell the majority of the products initially affected. Although sales within the Pharmaceutical segment were negatively impacted by these regulatory actions in fiscal 2008 and the first half of fiscal 2009, there was not a material impact to the Company’s results of operations or cash flows.

GROSS MARGIN

Gross margin, as a percentage of sales, for the three and six months ended September 30, 2008 was 22.1% and 22.0%, respectively, compared to 24.7% and 24.5%, respectively, for the comparable periods of fiscal 2008. Due to significant increases in raw material inventory costs, the LIFO method of valuing inventory resulted in a LIFO charge that negatively impacted the gross margin for the three and six months ended September 30, 2008 by 4.4% and 3.6%, respectively. The pass-through of higher raw material costs also serves to reduce the reported gross margin rate as a percentage of sales. To more accurately reflect their underlying nature, certain operating expenses that would have been classified as selling, general and administrative expenses in fiscal 2008, are now classified as cost of sales. For the three and six months ended September 30, 2008, these operating expenses totaled $890,562 and $1,585,089, respectively. Excluding the effect of the LIFO adjustment and change in expense classification for the three and six months ended September 30, 2008, gross margin as a percentage of sales would have been 27.7% and 26.7%, respectively. The higher margin rates were primarily due to an increase in margins on certain products due to the Company having the inventory to meet high demands from its current customers and gaining new customers during a period of constrained supply. Reported margins were also higher due to the sale of lower-cost inventory in storage. Many of the Company’s products are commodity based and therefore are subject to cost and pricing fluctuations that will impact the reported gross margin percentage rate, which are expected to continue in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses, for the three and six months ended September 30, 2008 were $6,615,868 and $13,241,594, respectively, compared to $7,498,645 and $14,993,929 for the comparable periods a year ago. Excluding the impact of the $890,562 and $1,585,089 changes in classification of certain expenses to cost of sales for the three and six months ended September 30, 2008, respectively, expenses were relatively consistent for the three months ended September 30, 2008 and decreased by $167,246 for the six months ended September 30, 2008, as compared to a year ago. SG&A expenses during the six months ended September 30, 2007 included contractor and consulting fees related to the Company’s implementation of an Enterprise Resource Planning system and approximately $300,000 of non-recurring acquisition-related expenses associated with the Trumark acquisition. Employee compensation, including variable pay plans and additional sales staff to support sales growth in the Water Treatment and Pharmaceutical segments, were higher during the six months ended September 30, 2008 as compared to a year ago.

INCOME FROM OPERATIONS

Income from operations for the three and six months ended September 30, 2008 increased by $6,797,150 to $11,174,004 and by $10,084,840 to $18,796,961, respectively. The increase for the three and six months ended September 30, 2008 were driven by the Industrial segment, which increased by $6,677,918 and $9,317,420, respectively, and the Water Treatment segment, which increased by $376,256 and $1,083,898, respectively. The increases during the three and six month periods were driven by increases in sales volumes and higher than usual margins on certain products due to high demand coupled with raw material supply constraints. Shortages of certain raw materials in the Industrial segment’s industry acutely impacted certain competitors’ ability to meet their customers’ product requirements, while the Company’s inventory position allowed it to meet the requirements of its current customer base and to expand its business. Income from the Pharmaceutical segment decreased by $257,024 and $316,478, respectively, for the three and six months ended September 30, 2008 due to the decrease in sales discussed above, higher lab testing expenses, and an increase in selling expense due to additional sales staff.

INVESTMENT INCOME

Investment income was $256,508 for the six months ended September 30, 2008 as compared to $614,568 earned during the same period a year ago. The decrease was primarily due to lower average investment balances due to the May 2007 Trumark acquisition and lower yields due to the change in mix in investment balances in the current year as compared to the prior year, as the Company has continued to move the substantial portion of its investment assets into cash equivalents over the past year.

PROVISION FOR INCOME TAXES

The effective income tax rate was 39.6% and 38.6%, respectively, for the three and six months ended September 30, 2008 compared to 37.7% and 37.0%, respectively, for the three and six months ended September 30, 2007. The increase was primarily due to an increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended September 30, 2008, cash provided by operations was $8,444,039 compared to $7,423,285 for the same period one year ago. The increase in cash provided by operating activities was due primarily to the increase in income from operations and the timing of inventory purchases and the related vendor payments, which were partially mitigated by an increase in trade receivables associated with the increase in sales. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, the Company’s cash requirements for working capital increase during the period from April through September as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, the Company’s trade receivable balance generally increases during this period. Cash used in investing activities increased by $2,506,032 for the six months ended September 30, 2008 compared to the same period one year ago primarily due to the purchase of the land and facility in Centralia, Illinois during the second quarter of fiscal 2009. In the prior year, the acquisition of Trumark was largely offset by the proceeds obtained from the sale of investments during the six months ended September 30, 2007. Other capital expenditures during the six months ended September 30, 2008 consisted primarily of facilities improvement projects, machinery and equipment, new route sales trucks, and returnable containers. The Company has plans to spend approximately $8.0 million on capacity expansion during the current fiscal year, of which approximately $3.5 million has been incurred through September 30, 2008. Recurring capital expenditures for the remainder of this fiscal year are expected to be comparable with the three previous years and they will primarily relate to facilities improvement projects.

Cash, cash equivalents and investments available-for-sale decreased by $792,463 from March 30, 2008 to $23,321,912 as of September 30, 2008 due primarily to dividends paid of $2,459,150 and capital spending of $6,812,169, partially offset by cash generated from operating activities during the six-month period ended September 30, 2008. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consists of corporate bonds and U.S. Government agency securities. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and they generally mature within 10 years. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At September 30, 2008, $299,780 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired with an aggregate carrying value exceeding market value by approximately $7,500 and have maturity dates of one year or longer. These investments were not determined to be other-than-temporarily impaired, as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of fair value.

At September 30, 2008, the Company had an investment portfolio of fixed income securities of $1,669,056 and cash and cash equivalents of $21,910,542. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until recovery. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period.

Expected future cash flows from operations, coupled with the Company’s strong financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management is confident that the Company’s total debt to capital ratio at September 30, 2008 puts it in a position to obtain debt financing on favorable terms, although there can be no assurance of this.

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

At September 30, 2008, the Company had an investment portfolio of fixed income securities of $1,669,056 and cash and cash equivalents of $21,910,542. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until recovery. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The Company adjusts the carrying value of its investments if an impairment occurs that is considered to be other than temporary.

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

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the disclosure controls and procedures for Hawkins, Inc. were effective to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC’s rules and forms.

Changes in Internal Control

There was no change in the Company’s internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on August 7, 2008. There were 10,246,458 shares of Common Stock entitled to vote at the meeting and a total of 8,755,964 shares (85.45%) were represented at the meeting.

Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Director nominees listed in the proxy statement and all of the nominees for director were elected with the following votes:

	For	Withheld	Abstain	Broker Non-votes

John R. Hawkins	8,730,935	25,029	0	0
Howard M. Hawkins	8,613,295	142,669	0	0
John S. McKeon	8,652,982	102,982	0	0
Duane M. Jergenson	8,742,536	13,428	0	0
G. Robert Gey	8,437,187	318,777	0	0
Daryl I. Skaar	8,741,385	14,579	0	0
Eapen Chacko	8,508,023	247,941	0	0
James A. Faulconbridge	8,741,436	14,528	0	0

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference

3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference

10.1	Form of Restricted Stock Agreement (Directors) under the Company’s 2004 Omnibus Stock Plan.	Filed Electronically

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Kathleen P. Pepski

Kathleen P. Pepski

Vice President, Chief Financial Officer, Secretary and Treasurer (On behalf of the Registrant and as principal financial officer)

Dated: November 10, 2008

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference

3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference

10.1	Form of Restricted Stock Agreement (Directors) under the Company’s 2004 Omnibus Stock Plan.	Filed Electronically

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

