Form 10-Q
period 2008-12-31
HAWKINS INC
filed 2009-02-05
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT FEBRUARY 5, 2009

Common Stock, par value $.05 per share	10,253,458

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

	DECEMBER 31, 2008 (UNAUDITED)	MARCH 30, 2008 (DERIVED FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,723,527	$21,509,181
Investments available-for-sale	260,638	2,276,358
Trade receivables - net	31,574,734	23,788,342
Inventories	30,809,007	14,010,952
Prepaid expenses and other current assets	2,734,080	3,614,387
Total current assets	79,101,986	65,199,220

PROPERTY, PLANT AND EQUIPMENT – net	43,609,508	35,928,878

GOODWILL AND INTANGIBLE ASSETS	6,539,856	6,906,956

LONG-TERM INVESTMENTS	611,450	583,836

OTHER ASSETS	231,553	324,061
	$130,094,353	$108,942,951
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$18,101,507	$11,780,842
Dividends payable	—	2,459,150
Accrued payroll and employee benefits	5,849,510	6,137,089
Container deposits	993,795	983,640
Other accruals	2,668,697	1,344,123
Total current liabilities	27,613,509	22,704,844

OTHER LONG-TERM LIABILITIES	161,755	119,600

DEFERRED INCOME TAXES	1,090,736	1,097,097

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,246,458 and 10,239,458 shares issued and outstanding, respectively	512,323	511,973
Additional paid-in capital	38,301,141	38,090,696
Accumulated other comprehensive loss	(19,275)	(9,321)
Retained earnings	62,434,164	46,428,062
Total shareholders’ equity	101,228,353	85,021,410
	$130,094,353	$108,942,951

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME

	THREE MONTHS ENDED DECEMBER 31		NINE MONTHS ENDED DECEMBER 31
	2008	2007	2008	2007

	(UNAUDITED)		(UNAUDITED)

Sales	$77,396,576	$48,471,758	$222,910,325	$145,238,339

Cost of sales	58,846,387	39,335,817	172,321,581	112,396,348

Gross profit	18,550,189	9,135,941	50,588,744	32,841,991

Selling, general and administrative expenses	7,273,971	6,958,489	20,515,565	21,952,418

Income from operations	11,276,218	2,177,452	30,073,179	10,889,573

Investment income	81,314	257,468	337,822	872,036

Income before income taxes	11,357,532	2,434,920	30,411,001	11,761,609

Provision for income taxes	4,384,500	927,967	11,739,000	4,382,167

Net income	$6,973,032	$1,506,953	$18,672,001	$7,379,442

Weighted average number of shares outstanding – basic	10,246,458	10,216,632	10,243,174	10,204,609

Weighted average number of shares outstanding – diluted	10,250,774	10,217,997	10,256,540	10,205,075

Earnings per share – basic and diluted	$0.68	$0.15	$1.82	$0.72

Cash dividends declared per common share	$—	$—	$0.26	$0.24

See accompanying notes to condensed financial statements - unaudited.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED DECEMBER 31

	2008	2007
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,672,001	$7,379,442
Reconciliation to cash flows:
Depreciation and amortization	4,171,931	3,847,600
Stock compensation expense	210,795	494,285
Loss from property disposals	93,811	88,154
Changes in operating accounts providing (using) cash:
Trade receivables	(7,786,392)	(5,597)
Inventories	(16,798,055)	(3,876,965)
Accounts payable	4,901,739	(879,011)
Other liabilities	1,099,989	(1,341,413)
Other	949,024	1,219,072

Net cash provided by operating activities	5,514,843	6,925,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(10,243,053)	(4,077,992)
Sale and maturities of investments	1,984,898	5,563,155
Proceeds from property disposals	82,707	81,029
Acquisition of Trumark, Inc.	—	(5,963,182)

Net cash used in investing activities	(8,175,448)	(4,396,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(5,125,049)	(4,711,066)

Net cash used in financing activities	(5,125,049)	(4,711,066)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,785,654)	(2,182,489)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,509,181	11,592,939

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,723,527	$9,410,450

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$8,674,210	$3,273,428

Noncash investing activities-
Capital expenditures in accounts payable	$1,759,985	$872,113
Stock issued for acquisition of Trumark	$—	$588,000

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

2.	The results of operations for the periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

3.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effect these instruments and activities have on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect SFAS 161 to have a material impact on the preparation of our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 was effective on November 15, 2008, and the adoption had no impact on our results of operations and financial condition.

4.

Basic earnings per share (EPS) is net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007

Weighted average common shares outstanding - basic	10,246,458	10,216,632	10,243,174	10,204,609
Dilutive impact of stock options, performance units, and restricted stock	4,316	1,365	13,366	466
Weighted average common shares outstanding - diluted	10,250,774	10,217,997	10,256,540	10,205,075

For the three and nine months ended December 31, 2008, 61,332 stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

5.

Inventories, principally valued by the LIFO method, are less than current cost by $11,478,745 and $4,501,745 at December 31, 2008 and March 30, 2008, respectively. Inventory consists principally of finished goods.

6.

Intangible assets consist primarily of customer lists, trademarks, and trade names in previous business acquisitions. A summary of our intangible assets for December 31, 2008 and March 30, 2008 were as follows:

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Finite-life intangible assets	$6,565,033	$(2,455,767)	$4,109,266
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,033	$(2,455,767)	$5,336,266

	March 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Finite-life intangible assets	$6,565,033	$(2,088,667)	$4,476,366
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,033	$(2,088,667)	$5,703,366

Goodwill in the amount of $1,203,590 is included in Goodwill and Intangible Assets at December 31, 2008 and March 30, 2008.

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years beginning with 2005 remain open to examination by the Internal Revenue Service. The significant state jurisdictions of Minnesota, Iowa, North Dakota, South Dakota, and Wisconsin have tax years beginning with 2005 open to examination.

In accordance with FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” we accrue for the effects of open uncertain tax positions and the related penalties and interest. There were no adjustments made to record a liability for unrecognized tax benefits during the nine months ended December 31, 2008, and we do not expect any significant adjustments to be made that would have a material impact on our results of operations and financial condition.

8.	Comprehensive income and its components, net of tax, were as follows:

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007

Net income	$6,973,032	$1,506,953	$18,672,001	$7,379,442
Available-for-sale investments unrealized gain	4,437	40,283	1,078	76,782
Post-retirement plan liability (loss) gain	(11,032)	4,087	(11,032)	4,087
Comprehensive income	$6,966,437	$1,551,323	$18,662,047	$7,460,311

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

Volatility was calculated using the past four years of historical stock prices of our common stock. The expected life is estimated based on expected future trends and the terms and vesting periods of the options granted. The risk-free interest rate is an interpolation of the relevant U.S. Treasury Bond Rate as of the grant date. The grant date fair value was $2.95 per option and the Company recorded compensation expense for the three and nine months ended December 31, 2008 of approximately $15,000 and $38,000, respectively.

Our Board of Directors approved a performance-based equity compensation arrangement for the executive officers of the Company during the first quarter of fiscal 2009. The performance-based arrangement provides for the grant of performance units that represent a possible future issuance of restricted shares of the Company’s common stock based on the Company’s pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each officer will be determined after the Company’s final financial information becomes available after the applicable fiscal year and will be between 0 shares and 23,000 shares in the aggregate. The restricted shares fully vest two years after the last day of the fiscal year on which the performance is based. On May 13, 2008, performance units were granted to the executive officers of the Company under this plan. In accordance with SFAS 123R, “Share-Based Payment,” the Company is recording the compensation expense for the outstanding performance share units over the life of the awards and recorded approximately $23,000 and $90,000 of compensation expense for the three and nine months ended December 31, 2008, respectively. The amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and the then current price of our common stock.

On August 7, 2008, the Company issued 7,000 shares of restricted stock to the Board of Directors as part of their annual retainer for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of shareholders, based on the market value on the date of grant. The grant date fair value on August 7, 2008 was $14.53. There was approximately $25,000 and $42,000 of compensation expense recorded for this award for the three and nine months ended December 31, 2008, respectively.

On September 18, 2007, the Company issued 7,000 shares of restricted stock to the Board of Directors as part of their annual retainer for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of shareholders, based on the market value on the date of grant. The grant date fair value on September 18, 2007 was $14.48. The shares became fully vested on August 7, 2008. For the three and nine months ended December 31, 2008, there was approximately $0 and $40,000, respectively, of compensation expense recorded for this award.

On December 15, 2006, the Company issued 45,257 shares of restricted stock to certain employees of the Company. The restricted stock awards are recorded as compensation expense over the requisite vesting period, which was one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. The shares became fully vested on December 15, 2007. Restricted stock expense related to this grant for three and nine months ended December 31, 2007 was approximately $133,000 and $452,000, respectively.

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

Reportable Segments	Industrial	Water Treatment	Pharmaceutical	Total

Three Months Ended December 31, 2008:
Sales	$56,245,786	$19,308,548	$1,842,242	$77,396,576
Income from operations	$8,684,588	$2,569,202	$22,428	$11,276,218

Three Months Ended December 31, 2007:
Sales	$32,338,138	$13,578,224	$2,555,396	$48,471,758
Income from operations	$414,515	$1,668,741	$94,196	$2,177,452

Nine Months Ended December 31, 2008:
Sales	$151,175,472	$65,396,061	$6,338,792	$222,910,325
Income from operations	$19,587,152	$10,514,040	$(28,013)	$30,073,179

Nine Months Ended December 31, 2007:
Sales	$90,058,381	$47,948,008	$7,231,950	$145,238,339
Income from operations	$1,999,659	$8,529,681	$360,233	$10,889,573

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The information contained in this Quarterly Report on Form 10-Q for the period ended December 31, 2008 contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties, including those described in Item 1A “Risk Factors” and other factors disclosed throughout this Quarterly Report on Form 10-Q and the Company’s other filings with the SEC. Consequently, we cannot guarantee any forward-looking statements and undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all factors that might affect actual results and should not consider these factors to be a complete statement of all potential risks and uncertainties. We assume no obligation and disclaim any duty to update the forward-looking statements in this Quarterly Report on Form 10-Q or any other public statement.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	THREE MONTHS ENDED DECEMBER 31, 2008		NINE MONTHS ENDED DECEMBER 31, 2008

Sales	$77,397	100.0%	$222,910	100.0%
Cost of sales	58,846	76.0	172,322	77.3
Gross profit	18,550	24.0	50,589	22.7
Selling, general and administrative expenses	7,274	9.4	20,516	9.2
Income from operations	11,276	14.6	30,073	13.5
Investment income	81	0.1	338	0.2
Income before income taxes	11,358	14.7	30,411	13.6
Provision for income taxes	4,385	5.7	11,739	5.3
Net income	$6,973	9.0%	$18,672	8.4%

	THREE MONTHS ENDED DECEMBER 31, 2007		NINE MONTHS ENDED DECEMBER 31, 2007

Sales	$48,472	100.0%	$145,238	100.0%
Cost of sales	39,336	81.2	112,396	77.4
Gross profit	9,136	18.8	32,842	22.6
Selling, general and administrative expenses	6,958	14.4	21,952	15.1
Income from operations	2,177	4.5	10,890	7.5
Investment income	257	0.5	872	0.6
Income before income taxes	2,435	5.0	11,762	8.1
Provision for income taxes	928	1.9	4,382	3.0
Net income	$1,507	3.1%	$7,379	5.1%

SALES

Sales increased $28,924,818, or 59.7%, in the three months ended December 31, 2008, and increased $77,671,986, or 53.5%, in the nine months ended December 31, 2008 as compared to the same periods a year ago. Sales of bulk chemicals, including caustic soda, were approximately 32% and 34% of sales for the three and nine months ended December 31, 2008, respectively, which is consistent with the comparable periods a year ago. Industrial segment sales increased by $23,907,648 in the three months ended December 31, 2008 and increased by $61,117,091 in the nine-month period ended December 31, 2008, as compared to the comparable periods in fiscal 2008. Water Treatment segment sales increased by $5,730,324 in the three months ended December 31, 2008 and increased $17,448,053 in the nine-month period ended December 31, 2008, as compared to the same periods in fiscal 2008. The Industrial and Water Treatment segments’ sales increases were primarily attributable to increases in selling prices related to rising material costs along existing product lines and also by increased demand combined with supply constraints for certain products. However, there was a decline in volumes of certain products within the Industrial segment, primarily products used in the agricultural markets during the three months ended December 31, 2008 as compared to the prior year.

Pharmaceutical segment sales decreased by 27.9% to $1,842,242 for the three months ended December 31, 2008 and decreased by 12.4% to $6,338,792 for the nine months ended December 31, 2008 as compared to the same periods in fiscal 2008. Sales during the three and nine months ended December 31, 2008 were negatively impacted by the Food and Drug Administration (FDA) having issued industry-wide restrictions on two major compounding chemicals. The FDA removed the restrictions on one of the chemicals in October 2008 however the restriction continues to be in effect for the other chemical. Supply constraints on certain other key products also contributed to the decline in sales during these periods. During the nine months ended December 31, 2007, the Pharmaceutical segment was restricted from selling certain products by the Minneapolis District Office of the FDA. The Company worked to resolve this matter and, during the third quarter of fiscal 2008, received clearance from the FDA to sell the majority of the products initially affected. Although sales within the Pharmaceutical segment were negatively impacted by these regulatory actions in fiscal 2008 and the first nine months of fiscal 2009, there was not a material impact to the Company’s results of operations or cash flows.

GROSS PROFIT

Gross profit margin, as a percentage of sales, for the three and nine months ended December 31, 2008 was 24.0% and 22.7%, respectively, compared to 18.8% and 22.6%, respectively, for the comparable periods of fiscal 2008. Due to significant increases in raw material inventory costs and, to a lesser extent, higher inventory levels, the LIFO method of valuing inventory resulted in a LIFO charge of $1,749,733 for the three-month period and $6,976,999 for the nine-month period that negatively impacted the gross margin for the three and nine months ended December 31, 2008 by 2.3% and 3.1%, respectively. The pass-through of higher raw material costs also reduces the reported gross margin rate as a percentage of sales. To more accurately reflect their underlying nature, certain operating expenses that were classified as selling, general and administrative expenses in fiscal 2008, are now classified as cost of sales. For the three and nine months ended December 31, 2008, these operating expenses totaled $626,373 and $2,211,462, respectively. The higher margin rates realized were primarily due to the sale of lower-cost inventory on hand and, to a lesser degree, an increase in margins on certain products due to the Company having the inventory to meet demand that escalated during the three months ended December 31, 2008 from current and new customers during a period of constrained supply. The Company saw a decrease in demand for lower-margin products sold into the agricultural markets during the three months ended December 31, 2008. Many of the Company’s products are commodity based and are subject to cost and pricing fluctuations that impact the reported gross margin percentage rate. The cost and pricing fluctuations are expected to continue in future periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses, for the three and nine months ended December 31, 2008 were $7,273,971 and $20,515,565, respectively, compared to $6,958,489 and $21,952,418 for the comparable periods a year ago. The increase for the three months ended December 31, 2008 was primarily due to higher employee compensation expenses, including variable rate pay plans and additional sales staff to support growth in the Water Treatment segment, as well as a $700,000 increase in bad debt expense. The increase for the three months ended December 31, 2008 was mitigated by and the decrease for the nine months ended December 31, 2008 was primarily due to the classification of $626,373 and $2,211,462 of certain expenses to cost of sales for the three and nine months ended December 31, 2008, respectively, which were classified as SG&A in fiscal 2008. Additionally, SG&A expenses were reduced by the elimination of contractor and consulting fees in the current year that were incurred in the three and nine months ended December 31, 2007 related to the Company’s implementation of an Enterprise Resource Planning system and approximately $300,000 of non-recurring acquisition-related expenses associated with the Trumark acquisition recorded in the first quarter of fiscal 2008.

INCOME FROM OPERATIONS

Income from operations for the three and nine months ended December 31, 2008 increased by $9,098,766 to $11,276,218 and by $19,183,606 to $30,073,179, respectively. The increases for the three and nine months ended December 31, 2008 were driven by the Industrial segment, which increased by $8,270,073 and $17,587,493, respectively, and the Water Treatment segment, which increased by $900,461 and $1,984,359, respectively. The increases during the three and nine month periods were driven by higher than usual margins on certain products due to the sale of lower-cost inventory during a period of rapidly escalating commodity chemical prices and increased demand combined with supply constraints for certain products. Shortages of certain raw materials in the Industrial segment’s industry acutely impacted the ability of certain competitors to meet their customers’ product requirements, while the Company’s inventory position allowed it to meet the requirements of its current customer base and to expand its business. The Pharmaceutical segments’ income from operations decreased by $71,768 and $388,246, respectively, for the three and nine months ended December 31, 2008 due to the decrease in sales discussed above and higher lab testing expenses.

INVESTMENT INCOME

Investment income was $337,822 for the nine months ended December 31, 2008 as compared to $872,036 during the same period a year ago. The decrease was primarily due to lower average investment balances due to higher working capital requirements and capacity expansion projects initiated during fiscal 2009. The decrease is also attributable to lower yields due to the change in mix in investment balances in the current year as compared to the prior year, as the Company has moved a substantial portion of its investment assets into cash equivalents.

PROVISION FOR INCOME TAXES

The effective income tax rate was 38.6% for the three and nine months ended December 31, 2008 compared to 38.1% and 37.3% for the three and nine months ended December 31, 2007, respectively. The increase was primarily due to an increase in pre-tax income subject to a higher marginal income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended December 31, 2008, cash provided by operations was $5,514,843 compared to $6,925,567 for the same period one year ago. The decrease in cash provided by operating activities was due to higher working capital balances commensurate with the higher commodity chemical costs and resulting increase in selling prices; including the timing of inventory purchases and the related vendor payments, as well as an increase in trade receivables associated with the increase in sales. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, the Company’s cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, the Company’s trade receivable balance generally increases during this period. Cash used in investing activities increased by $3,778,458 for the nine months ended December 31, 2008 compared to the same period one year ago primarily due to the purchase of the land and facility in Centralia, Illinois during the second quarter of fiscal 2009 and the related facility improvement projects to increase our lactate and other food ingredient manufacturing capacity. Other capital expenditures during the nine months ended December 31, 2008 consisted primarily of facilities improvement projects, machinery and equipment, new route sales trucks, and returnable containers. In the prior year, the acquisition of Trumark was largely offset by the proceeds obtained from the sale of investments during the nine months ended December 31, 2007. The Company has plans to spend approximately $8.0 million on capacity expansion during the current fiscal year, of which approximately $6.0 million has been incurred through December 31, 2008. Recurring capital expenditures for the remainder of this fiscal year are expected to be comparable with the prior year and they will primarily relate to equipment replacement.

Cash, cash equivalents and investments available-for-sale decreased by $9,779,563 from March 30, 2008 to $14,334,812 as of December 31, 2008 due primarily to capital expenditures of $10,243,053 and dividends paid of $5,125,049, partially offset by cash generated from operating activities during the nine-month period ended December 31, 2008. Cash equivalents consist of money market accounts and certificates of deposit with an original maturity of three months or less. Investments available-for-sale consist of corporate bonds and U.S. Government agency securities. The Company’s investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. The fixed income portfolio consists primarily of investment grade securities to minimize credit risk, and have maturities ranging to 24 years. The Company monitors the maturities of its investments to ensure that funding is available for anticipated cash needs. At December 31, 2008, $350,647 of available-for-sale investments were classified as non-current assets as they were determined to be temporarily impaired with an aggregate carrying value exceeding market value by approximately $6,000 and have maturity dates of one year or longer. These investments were not determined to be other-than-temporarily impaired, as the Company has the intent and ability to hold these investments for a period of time sufficient to allow a recovery of cost.

At December 31, 2008, the Company had an investment portfolio of fixed income securities of $872,088 and cash and cash equivalents of $13,723,527. The fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until recovery of cost. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period.

Expected future cash flows from operations, coupled with the Company’s financial position, puts the Company in a position to fund both short and long-term working capital and capital investment needs with internally generated funds. Management does not, therefore, anticipate the need to engage in significant financing activities in either the short or long-term. If the need to obtain additional capital does arise, however, management believes that the Company’s total debt to capital ratio at December 31, 2008 puts it in a position to obtain debt financing on favorable terms, although there can be no assurance of this.

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

At December 31, 2008, the Company had an investment portfolio of fixed income securities of $872,088 and cash and cash equivalents of $13,723,527. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, the Company intends to hold its fixed income investments until recovery of cost. Consequently, the Company would not expect to recognize an adverse impact on net income or cash flows during the holding period. The Company adjusts the carrying value of its investments if an impairment occurs that is considered to be other than temporary.

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

Evaluation of disclosure controls and procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, the disclosure controls and procedures for Hawkins, Inc. were effective to ensure that information required to be disclosed in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC’s rules and forms.

Changes in Internal Control

There was no change in the Company’s internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Kathleen P. Pepski

Vice President, Chief Financial Officer, and Treasurer (On behalf of the Registrant and as principal financial officer)

Dated: February 5, 2009

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

