Form 10-K
period 2009-03-29
HAWKINS INC
filed 2009-06-05
CIK 46250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 29, 2009

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
YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

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
YES ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $145,881,248 based upon the closing sale price for the Registrant’s common stock on that date as reported by The Nasdaq Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.

As of May 31, 2009, the Registrant had 10,253,458 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the annual meeting of shareholders to be held August 5, 2009, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2010” means our fiscal year ending March 28, 2010, “fiscal 2009” means our fiscal year ended March 29, 2009, “fiscal 2008” means our fiscal year ended March 30, 2008 and “fiscal 2007” means our fiscal year ended April 1, 2007.

PART I

ITEM 1.	BUSINESS

Hawkins, Inc. distributes, blends and manufactures bulk and specialty chemicals for our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added specialty chemical products, including repackaging, blending and manufacturing certain products. In recent years, we significantly expanded the sales of our higher-margin blended and manufactured products, including food-grade products such as our patented Cheese-Phos® liquid phosphate. We expect the specialty chemical portion of our business to continue to grow. We believe that we create value for our customers through superb service and support, quality products, personalized applications and our trustworthy, creative employees.

We currently conduct our business in two segments: Industrial and Water Treatment. Financial information regarding these segments is reported in our Financial Statements and Notes to Financial Statements. See Items 7 and 8 of this Annual Report on Form 10-K.

Industrial Segment. Our Industrial Group operates this segment of our business, which specializes in providing industrial chemicals, products and services primarily to the agriculture, energy, electronics, food, chemical processing, pulp and paper, pharmaceutical, medical device and plating industries. The group’s principal products are acids, alkalis and industrial and food-grade salts.

The Industrial Group:

•	Receives, stores and distributes various chemicals in bulk, including liquid caustic soda, sulfuric acid, hydrochloric acid, phosphoric acid, potassium hydroxide and aqua ammonia;
•	Manufactures sodium hypochlorite (bleach), agricultural products and certain food-grade products, including our patented Cheese-Phos® liquid phosphate, lactates and other blended products;
•	Repackages water treatment chemicals for our Water Treatment Group and bulk industrial chemicals to sell in smaller quantities to our customers; and
•	Performs custom blending of certain chemicals for customers according to customer formulas.

The group’s sales are concentrated primarily in Wisconsin, Minnesota, Iowa, and North and South Dakota, while the group’s food-grade products are sold nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs.

The group conducts its business primarily through distribution centers and terminal operations. In fiscal 2009, we invested in two new facilities, which we expect will expand the group’s ability to service its customers. Our new facility in Centralia, Illinois, will primarily serve our food-grade products business and is expected to become operational in June 2009. We also opened a facility in Minneapolis, Minnesota, to handle bulk chemicals sold to pharmaceutical manufacturers. The total capital expenditures in fiscal 2009 on these two facilities were approximately $7,500,000 with approximately $2,600,000 of additional capital spending on these facilities expected in fiscal 2010. In May 2007, we purchased the assets of Trumark, Inc., a producer of antimicrobial products for the food industry. Trumark’s business is part of our Industrial Group and its operations will be integrated with our operations at the Centralia facility during fiscal 2010.

Water Treatment Segment. Our Water Treatment Group operates this segment of our business, which specializes in providing equipment, chemicals and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The group has the resources and flexibility to treat systems ranging in size from a small single well to a multi-million-gallon-per-day treatment facility.

The group utilizes delivery routes operated by our employees who serve as route driver, salesperson and highly trained technician to deliver our products and diagnose our customers’ water treatment needs. We believe that the high level of service provided by these individuals allows us to serve as the trusted water treatment expert for many of the municipalities and other customers that we serve. We also believe that we are able to obtain a competitive cost position on many of the chemicals sold by the Water Treatment Group due to the volumes of these chemicals purchased by our Industrial Group.

The group operates out of warehouses in 15 cities supplying products and services to customers in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska, Illinois, Michigan, Montana, Missouri, Kansas and Wyoming. We opened two of these warehouses in fiscal 2008 and one in the first quarter of fiscal 2010 to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

Discontinued Operations. In February 2009, we entered into two agreements whereby we agreed to sell our inventory and enter into a marketing relationship regarding the business of our Pharmaceutical Segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The transaction closed in May 2009 and we have no significant obligations to fulfill under the agreements. The results of the Pharmaceutical Segment have been reported as discontinued operations in our financial statements for all periods presented in this Annual Report on Form 10-K.

Raw Materials. We have numerous suppliers, including many of the major chemical producers in the United States. We typically have written distributorship agreements or supply contracts with our suppliers that are periodically renewed. We believe that most of the products we purchase can be obtained from alternative sources should existing relationships be terminated. We are dependent upon the availability of supplies of our raw materials. In the event that certain raw materials become generally unavailable, suppliers may extend lead times or limit or cut off the supply of materials to us. As a result, we may not be able to supply or manufacture products for our customers. While we believe we have adequate sources of supply for our raw material and product requirements, we cannot be sure that supplies will be available in the future should shortages occur.

Intellectual Property. We hold no patents, licenses or trademarks that we consider material to our operations.

Customer Concentration. No single customer represents more than 10% of our total sales, but the loss of our five largest customers could have a material adverse effect on our results of operations. Total aggregate sales to our five largest customers were $15.8 million in fiscal 2007, $22.4 million in fiscal 2008 and $46.0 million in fiscal 2009. No single customer represents 10% or more of any of our segments’ sales.

Competition. We operate in a competitive industry and compete with many producers, distributors and sales agents offering chemicals equivalent to substantially all of the products we handle. Many of our competitors are larger than we are and may have greater financial resources, although no one competitor is dominant in our industry. We compete by offering quality products at attractive prices coupled with outstanding customer service. Because of our long-standing relationships with many of our suppliers, we are often able to leverage those relationships to obtain products when supplies are scarce or to obtain competitive pricing.

Employees. We had 281 employees as of March 29, 2009, 52 of whom were covered by a collective bargaining agreement.

About Us. Hawkins, Inc. was founded in 1938 and incorporated in Minnesota in 1955. We became a publicly-traded company in 1972. Our principal executive offices are located at 3100 East Hennepin Avenue, Minneapolis, Minnesota.

Available Information. We have made available, free of charge, through our Internet website (http://www.hawkinsinc.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K.

Fluctuations in the prices and availability of commodity chemicals, which are cyclical in nature, could have a material adverse effect on our operations and the margins of our products.

Periodically, we experience significant and rapid fluctuations in the commodity pricing of raw materials. The cyclicality of commodity chemical markets, such as caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity. We cannot predict whether the markets for our commodity chemicals will favorably impact our operations or whether we will experience a negative impact due to oversupply and lower prices.

Our principal raw materials are generally purchased under supply contracts priced according to predetermined formulae dependent on price indices or market prices. The prices we pay under these contracts generally lag the market prices of the underlying raw material. The duration of our supply contracts has shifted from annual to primarily quarterly or monthly in duration as a result of recent pricing volatility. In addition, the cost of inventory we have on hand generally will lag the current market pricing of such inventory. While we attempt to maintain competitive pricing and stable margin dollars, the variability in our cost of inventory from the current market pricing can cause significant volatility in our margins realized. In periods of rapidly increasing market prices, the inventory cost position will tend to be favorable to us, possibly by material amounts. Conversely, in periods of rapidly decreasing market prices, the inventory cost position will tend to be unfavorable to us, possibly by material amounts. We do not engage in futures or other derivatives contracts to hedge against fluctuations in future prices. We may enter into sales contracts where the selling prices for our products are fixed for a period of time, exposing us to volatility in raw materials prices that we acquire on a spot market or short-term contractual basis. We attempt to pass commodity pricing changes to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins.

We are also dependent upon the availability of supplies of our raw materials. In the event that raw materials are unavailable, raw material suppliers may extend lead times or limit or cut off supplies. As a result, we may not be able to supply or manufacture products for some or all of our customers. For example, in calendar 2008 a miners’ strike in Canada significantly limited supplies of potassium chloride, a key component of some of our products. Due to the resulting shortage, many chemical companies were unable to supply their customers. While we were able to obtain a supply of the product sufficient to meet our needs and those of our customers, we cannot assure you that such supplies would be available in the future should other similar shortages occur. Constraints on the supply or delivery of critical raw materials could disrupt our operations and adversely affect the performance of our business.

We operate in a highly competitive environment and face significant competition and price pressure.

We operate in a highly competitive industry and compete with producers, manufacturers, distributors and sales agents offering chemicals equivalent to substantially all of the products we handle. Competition is based on several key criteria, including product price, product performance and quality, product availability and security of supply, responsiveness of product development in cooperation with customers, and customer service. Many of our competitors are larger than we are and may have greater financial resources. As a result, these competitors may be better able than us to withstand changes in conditions within our industry, changes in the prices and availability of raw materials, and changes in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin chemical products and improving existing products through innovation and research and development. If we are unable to maintain our profitability or competitive position, we could lose market share to our competitors and experience reduced profitability.

Demand for our products is affected by general economic conditions and by the cyclical nature of many of the industries we serve, which could cause significant fluctuations in our sales volumes and results.

Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers could have a material adverse effect on our business. Although our sales volumes continue to grow in areas traditionally considered non-cyclical such as water treatment, pharmaceutical and food products, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing, surface finishing and energy industries which include the automobile parts markets and the ethanol industry. Downturns in these industries could adversely affect our sales and our financial results by affecting demand for and pricing of our products.

Our business is subject to hazards common to chemical businesses, any of which could interrupt our production and adversely affect our results of operations.

Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals and result in a negative public or political reaction. Many of our facilities are bordered by significant residential populations which increase the risk of negative public or political reaction should an environmental issue occur and could lead to adverse zoning actions that could limit our ability to operate our business in those locations. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

Environmental, health and safety laws and regulations cause us to incur substantial costs and may subject us to future liabilities.

In the jurisdictions in which we operate, we are subject to numerous federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the air and water, and the management and disposal of hazardous substances and wastes. The nature of our business exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. Ongoing compliance with such laws and regulations is an important consideration for us and we invest substantial capital and incur significant operating costs in our compliance efforts. Governmental regulation has become increasingly strict in recent years. We expect this trend to continue and anticipate that compliance will continue to require increased capital expenditures and operating costs.

If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we could be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising out of such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities can be difficult to identify and the extent of any such liabilities can be difficult to predict. We use, and in the past have used, hazardous substances at many of our facilities, and have generated, and continue to generate, hazardous wastes at a number of our facilities. We have in the past, and may in the future, be subject to claims relating to exposure to hazardous materials and the associated liabilities may be material.

Changes in our customers’ products or failure of our products to meet customers’ quality specifications could adversely affect our sales and profitability.

Our chemicals are used for a broad range of applications by our customers. Changes in our customers’ products or processes may enable our customers to reduce or eliminate consumption of the chemicals that we provide. Customers may also find alternative materials or processes that no longer require our products. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use.

Our products provide important performance attributes to our customers’ products. If our products fail to perform in a manner consistent with quality specifications or have a shorter useful life than guaranteed, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as expected. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers.

Our business and our Water Treatment Group in particular, is subject to seasonality and weather conditions, which could adversely affect our results of operations.

Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities. Demand is also affected by weather conditions, as either higher or lower than normal precipitation or temperatures may affect water usage and the consumption of our products. We cannot assure you that seasonality or fluctuating weather conditions will not have a material adverse affect on our results of operations and financial condition.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and limits on the liabilities covered. We may incur losses beyond the limits or outside the coverage of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse impact on our business.

Because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical and support personnel. The unanticipated departure of any key member of our management team could have an adverse impact on our business.

We may not be able to successfully consummate future acquisitions or integrate future acquisitions into our business, which could result in unanticipated expenses and losses.

As part of our business growth strategy, we have acquired businesses and may pursue acquisitions in the future. Our ability to pursue this strategy will be limited by our ability to identify appropriate acquisition candidates and our financial resources, including available cash and borrowing capacity. The expense incurred in consummating acquisitions, the time it takes to integrate an acquisition or our failure to integrate businesses successfully could result in unanticipated expenses and losses. Furthermore, we may not be able to realize the anticipated benefits from acquisitions.

To the extent future acquisitions are pursued, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. The risks associated with the integration of acquisitions include potential disruption of our ongoing business and distraction of management, unforeseen claims and liabilities, unforeseen adjustments, charges and write-offs, difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations, and challenges arising from the increased scope, geographic diversity and complexity of the expanded operations.

Our business is subject to risks stemming from natural disaster or other extraordinary events outside of our control, which could interrupt our production and adversely affect our results of operations.

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our business. Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings four times, most recently in the spring of 2001 when our earnings were negatively impacted during that period by approximately $200,000. No assurance can be given that flooding or other natural disasters will not recur or that there will not be material damage or interruption to our operations in the future from such disasters.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal legislation is under consideration that could impose new site security requirements, specifically on chemical facilities, which may require increased capital spending or increase our overhead expenses. New federal regulations have already been adopted to increase the security of the transportation of hazardous chemicals in the United States. We ship and receive materials that are classified as hazardous and we believe we have met these requirements, but additional federal and local regulations that limit the distribution of hazardous materials are being considered. Bans on movement of hazardous materials through certain cities could adversely affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment and could change where and what products we provide.

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

We lease the land where our three main terminals are located. We do not have guaranteed lease renewal options and may not be able to renew our leases in the future. Our current lease renewal periods extend out to 2018 (two leases) and 2029 (one lease). The failure to secure extended lease terms on any one of these terminals may have a material adverse impact on our business, as they are where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we believe that we will be able to renew our leases as the renewal periods expire.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our principal location, which consists of approximately 11 acres of land in Minneapolis, Minnesota, with six buildings containing a total of 177,000 square feet of office and warehouse space primarily used by our Industrial Group. Our principal office is located in one of these buildings, at 3100 East Hennepin Avenue. As of March 29, 2009, we had installed sprinkler systems in substantially all of our warehouse facilities for fire protection. We carry customary levels of insurance covering the replacement of damaged property.

In addition to the facilities described previously, our other facilities are described below. We believe that these facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us.

Group	Location	Primary Use	Approx. Square Feet

Industrial	St. Paul, MN (1)	Office and Warehouse	32,000
	St. Paul, MN (2)	Office	3,000
	Linden, NJ (3)	Office and Warehouse	12,000
	Minneapolis, MN (4)	Office and Warehouse	20,000
Water Treatment	Fargo, ND	Office and Warehouse	20,600
	Fond du Lac, WI	Office and Warehouse	24,700
	Washburn, ND	Office and Warehouse	14,000
	Billings, MT	Office and Warehouse	9,300
	Sioux Falls, SD	Office and Warehouse	27,300
	Rapid City, SD	Office and Warehouse	9,500
	Joliet, IL (2)	Office and Warehouse	6,400
	Superior, WI	Office and Warehouse	17,200
	Slater, IA	Office and Warehouse	8,700
	Lincoln, NE (5)	Office and Warehouse	6,700
	Eldridge, IA	Office and Warehouse	6,000
	Columbia, MO (2)	Office and Warehouse	9,000
	Garnett, KS (2)	Office and Warehouse	18,000
Industrial and Water Treatment	St. Paul, MN (6)	Office and Warehouse	59,000
	Centralia, IL (7)	Office and Warehouse	77,000

(1)          Our terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, ten outside storage tanks with a total capacity of approximately 8.7 million gallons for the storage of liquid bulk chemicals, including caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota, for a basic rent plus an amount based on the annual tonnage unloaded at each site. The applicable leases run until December 2013, at which time we have an option to renew the leases for an additional five-year period on the same terms and conditions subject to renegotiation of rent. We also have options to renew these leases for an additional successive five-year renewal period (extending until 2018) for which the rent may be adjusted pursuant to the rental renegotiation provisions contained in the leases.

(2) This facility is leased from a third party.
(3) We expect to transfer the operations of this location to the Centralia, Illinois, facility and this lease will terminate in August 2009.
(4) This facility is leased from a third party to serve our bulk pharmaceutical customers.
(5) This facility is leased from a third party through July 2009. Starting in July 2009, we will be leasing a different facility comprised of 16,600 square feet of office and warehouse space.

(6)          Our Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land has outside storage capacity for liquid bulk chemicals, including 1.5 million gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota, through July 2029 for a basic rent plus an amount based on annual tonnage unloaded at the site. The basic rent and annual tonnage rent were renegotiated August 1, 2004 and are to be renegotiated every five years.

(7)          This facility was acquired in July 2008 and includes 10 acres of land located in Centralia, Illinois. The facility is expected to become operational in June 2009 and will primarily serve our food-grade products business.

ITEM 3.	LEGAL PROCEEDINGS

We are a party from time to time in various legal proceedings arising in the ordinary course of our business. None of the pending proceedings are expected to have a material effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low

Fiscal 2009
4th Quarter	$16.170	$12.900
3rd Quarter	18.100	13.040
2nd Quarter	18.210	14.500
1st Quarter	16.000	14.500

Fiscal 2008
4th Quarter	$15.625	$14.700
3rd Quarter	15.850	14.400
2nd Quarter	15.960	14.300
1st Quarter	15.670	14.350

Cash Dividends	Declared	Paid

Fiscal 2010
1st Quarter		$0.26

Fiscal 2009
4th Quarter	$0.26
3rd Quarter		$0.26
2nd Quarter	$0.26
1st Quarter		$0.24

Fiscal 2008
4th Quarter	$0.24
3rd Quarter		$0.24
2nd Quarter	$0.24
1st Quarter		$0.22

Our common shares are traded on The Nasdaq Global Market under the symbol “HWKN.” The price information represents closing sale prices as reported by The Nasdaq Global Market. As of March 29, 2009, there were approximately 580 registered common shareholders, which includes nominees or broker dealers holding stock on behalf of an estimated 1,250 beneficial owners.

We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the Nasdaq Industrial Index and the Nasdaq Composite Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock, the Nasdaq Industrial Index and the Nasdaq Composite Index on March 28, 2004, and reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Year Ended March 29, 2009	Fiscal Year Ended March 30, 2008	Fiscal Year Ended April 1, 2007	Fiscal Year Ended April 2, 2006	Fiscal Year Ended April 3, 2005

Sales from continuing operations	$284,356,000	$186,664,000	$151,766,000	$133,139,000	$105,660,000

Gross profit from continuing operations	62,420,000	38,528,000	34,709,000	30,060,000	26,377,000

Income from continuing operations	23,424,000	8,488,000	7,724,000	7,412,000	7,327,000

Basic and diluted earnings per common share from continuing operations	2.29	0.83	0.76	0.73	0.72

Cash dividends declared per common share	0.52	0.48	0.44	0.40	0.36

Cash dividends paid per common share	0.50	0.46	0.42	0.38	0.36

Total assets	$136,290,000	$108,943,000	$101,269,000	$94,057,000	$87,658,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for our fiscal years ended March 29, 2009, March 30, 2008, and April 1, 2007. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Overview

We derive substantially all of our revenues from the sale of bulk and specialty chemicals to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added specialty chemical products, including repackaging, blending and manufacturing certain products. In recent years, we significantly expanded the sales of our higher-margin blended and manufactured products, including our food-grade products. We expect this specialty chemical portion of our business to continue to grow.

We have continued to invest in growing our business. In fiscal 2008, we acquired the assets of Trumark, Inc., a producer of antimicrobial products for the food industry, for approximately $6,500,000. These operations have been consolidated into our Industrial Group. In fiscal 2008, we also opened two new warehouses for our Water Treatment Group to expand its geographic coverage. In fiscal 2009, we invested in two new facilities, which we expect will expand our ability to service our customers and facilitate growth within our Industrial Group. Our new facility in Centralia, Illinois, will primarily serve our food-grade products business and is expected to become operational in June 2009. We also opened a facility in Minneapolis, Minnesota, to handle bulk chemicals sold to pharmaceutical manufacturers. The total capital expenditures in fiscal 2009 on these two facilities were approximately $7,500,000 with approximately $2,600,000 of additional capital spending on these facilities expected in fiscal 2010. We opened one warehouse for our Water Treatment Group in the first quarter of fiscal 2010 and expect to continue to invest in new branches to expand our geographic coverage. The cost of these new branches is not expected to be material.

In February 2009, we entered into two agreements whereby we agreed to sell our inventory and enter into a marketing relationship regarding the business of our Pharmaceutical Segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The transaction closed in May 2009 and we have no significant obligations to fulfill under the agreements. The results of the Pharmaceutical Segment have been reported as discontinued operations in our Financial Statements and Notes to Financial Statements for all periods presented in this Annual Report on Form 10-K.

Our financial performance in fiscal 2009 was highlighted by:

•	Sales from continuing operations of $284,356,000, a 52.3% increase over fiscal 2008;
•	Gross profit from continuing operations of $62,420,000 or 22.0% of sales, an increase of $23,892,000 over our gross profit in fiscal 2008;
•	Net cash provided by operating activities of $24,429,000, an increase of 100.2% over that of fiscal 2008; and
•	Cash and cash equivalents of $29,536,000 as of the end of fiscal 2009.

The prices of the majority of our primary raw materials increased substantially and rapidly during the first three quarters of fiscal 2009 due to high demand and, in some cases constrained supply. Due to this rapid escalation in pricing, we benefited from selling at the higher market prices the lower cost inventory that we had on hand, in part as a result of our strategic investments made in storage capacity over the last several years. In addition, our ability to continue to obtain supplies of key raw material ingredients at favorable prices while many of our competitors were facing raw material shortages and a resultant inability to supply their customers, allowed us to significantly expand our market share to new and existing customers. We expect to retain a portion of this new business, but expect a portion of it to return to our competition. These market and supply factors significantly increased our sales and gross profit in fiscal 2009 compared to prior periods. The raw material supply constraints experienced by our industry in fiscal 2009 have eased and commodity prices have leveled off or, in many cases, begun to decline with the slowing economy. With the changes in commodity pricing and decreases in demand resulting from the national economic downturn, we expect our fiscal 2010 business and the gross profit realized to return to levels more in line with our historic results prior to fiscal 2009.

While market forces in fiscal 2009 generated higher gross profit dollars and gross profit margins as a percentage of sales than we had experienced in the past, we seek to maintain relatively constant gross profit dollars on each of our products as the cost of our commodity chemical raw materials increase or decrease. Our product costs are subject to fluctuations, which are expected to continue in future periods. With this volatility in cost and the resulting fluctuations in selling prices, we believe that gross profit dollars is the best measure of our profitability from the sale of our products. If we maintain relatively stable profit dollars on each of our products, our reported gross margin percentage will decrease when the cost of the product increases and will increase when the cost of the product decreases. We use the last in, first out (LIFO) method of valuing inventory, which causes the most recent product costs to be recognized in our income statement. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period.

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Sales	100.0%	100.0%	100.0%
Cost of sales	(78.0)%	(79.4)%	(77.1)%
Gross profit	22.0%	20.6%	22.9%
Selling, general and administrative expenses	(8.8)%	(14.2)%	(15.8)%
Operating income	13.1%	6.4%	7.1%
Investment income	0.1%	0.7%	1.1%
Income from continuing operations before income taxes	13.2%	7.1%	8.2%
Provision for income taxes	5.0%	2.6%	3.1%
Income from continuing operations	8.2%	4.5%	5.1%
Income from discontinued operations, net of tax	0.1%	0.3%	0.2%
Net income	8.4%	4.9%	5.3%

Fiscal 2009 Compared to Fiscal 2008

Sales

Sales increased $97,692,000, or 52.3%, to $284,356,000 for fiscal 2009, as compared to sales of $186,664,000 for fiscal 2008. Sales of bulk chemicals, including caustic soda, were approximately 33% of sales compared to approximately 34% in the previous year. Caustic soda volumes sold were comparable to the prior year.

Industrial Segment. Industrial segment sales increased $76,999,000, or 61.8%, to $201,596,000 for fiscal 2009. The sales increase was primarily attributable to increases in selling prices related to rising material costs along existing product lines and supply constraints for certain products as well as higher volumes in higher value manufactured and specialty chemical products driven by increased demand.

Water Treatment Segment. Water Treatment segment sales increased $20,693,000, or 33.3%, to $82,760,000 for fiscal 2009. The sales increase was primarily attributable to price increases related to increased material costs and expansion of sales of existing product lines, including specialty chemical products, to new and existing customers.

Gross Profit

Gross profit was $62,420,000, or 22.0% of sales, for fiscal 2009, as compared to $38,528,000, or 20.6% of sales, for fiscal 2008. LIFO charges reduced gross profit by $10,026,000 in fiscal 2009 and $1,332,000 in fiscal 2008. To more accurately reflect their underlying nature, certain expenses that were classified as selling, general and administrative expenses in fiscal 2008 are now classified as cost of sales in fiscal 2009. These expenses totaled $3,509,000 in fiscal 2008.

Industrial Segment. Gross profit for the Industrial segment was $41,466,000, or 20.6% of sales, for fiscal 2009, as compared to $19,796,000, or 15.9% of sales, for fiscal 2008. The increases in gross profit and gross profit margin as a percent of sales were primarily driven by the sale of lower-cost inventory on hand in a period of rapidly escalating market prices and, to a lesser degree, an increase in profits and volumes on certain products where we had the inventory to meet escalating demand from current and new customers during a period of constrained supply. This was partially offset by a decrease in demand for lower-margin products sold into the agricultural markets during the second half of fiscal 2009 as compared to the second half of fiscal 2008. Additionally, charges related to the LIFO method of valuing inventory negatively impacted gross profit in this segment by $6,932,000 in fiscal 2009, as compared to $917,000 in fiscal 2008.

Water Treatment Segment. Gross profit for the Water Treatment segment was $20,954,000, or 25.3% of sales, for fiscal 2009, as compared to $18,732,000, or 30.2% of sales, for fiscal 2008. The increase in gross profit was primarily driven by the sale of lower-cost inventory on hand and increased demand for specialty chemical products. The decrease in gross profit margin as a percent of sales was due to increased raw material costs. Additionally, charges related to the LIFO method of valuing inventory negatively impacted gross profit in this segment by $3,094,000 in fiscal 2009, as compared to $415,000 in fiscal 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $25,083,000, or 8.8% of sales, for fiscal 2009, as compared to $26,524,000, or 14.2% of sales, for fiscal 2008. The decrease in expense in fiscal 2009 was primarily due to the reclassification of certain expenses as cost of sales in fiscal 2009, which were classified as SG&A in fiscal 2008. These expenses totaled $3,509,000 in fiscal 2008. Additionally, SG&A expenses were reduced by the reduction of contractor and consulting fees related to our implementation of an Enterprise Resource Planning (ERP) system and approximately $300,000 of non-recurring acquisition-related expenses associated with the Trumark acquisition recorded in the first quarter of fiscal 2008. These reductions were partially offset by increased variable pay expenses that we paid as a result of the higher profitability levels achieved in fiscal 2009.

Operating Income

Operating income was $37,337,000, or 13.1% of sales, for fiscal 2009, as compared to $12,004,000, or 6.4% of sales, for fiscal 2008. Of the fiscal 2009 increase of $25,333,000, $23,202,000 was attributable to the Industrial segment, and $2,131,000 was attributable to the Water Treatment segment. The increases were driven primarily by higher than usual profits on certain products due to the sale of lower-cost inventory during a period of rapidly escalating commodity chemical prices and higher margins caused by supply constraints for certain products as well as higher volumes of sales of higher value manufactured and specialty chemical products which were driven by increased demand. Shortages of certain raw materials in our Industrial segment restricted the ability of certain competitors to meet their customers’ product requirements, while our inventory position allowed us to meet the requirements of our current customer base and to expand our business and to add additional customers.

Investment Income

Investment income was $338,000 for fiscal 2009, as compared to $1,341,000 for fiscal 2008. The decrease was primarily due to lower average investment balances during the year due to higher working capital requirements and capacity expansion projects initiated during fiscal 2009. The decrease was also attributable to lower yields on investment balances in the current year as compared to the prior year.

Provision for Income Taxes

Our effective income tax rate was 37.8% for fiscal 2009 compared to 36.4% for fiscal 2008. The higher effective tax rate for fiscal 2009 as compared to fiscal 2008 was primarily due to the increase in pre-tax income subject to higher marginal income tax rates and the reversal of a valuation allowance and tax contingency reserve in fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

Sales

Sales increased $34,898,000, or 23.0%, to $186,664,000 for fiscal 2008, as compared to sales of $151,766,000 for fiscal 2007. Sales of bulk chemicals, including caustic soda, were approximately 34% of sales compared to approximately 35% in the previous year. Caustic soda volumes sold were comparable to the prior year.

Industrial Segment. Industrial segment sales increased $29,202,000, or 30.6%, to $124,597,000 for fiscal 2008. Sales were impacted by the acquisition of Trumark, Inc. completed in May 2007, which accounted for approximately 8.0% of the increase in sales in fiscal 2008. The remaining portion of the increase in sales was primarily attributable to price increases related to increased material costs as well as higher volumes of sales of certain products.

Water Treatment Segment. Water Treatment segment sales increased $5,696,000, or 10.1%, to $62,067,000 for fiscal 2008. The sales increase was primarily attributable to price increases related to increased material costs, successful expansion of sales of existing product lines, including specialty chemical products, to new and existing customers, and volume increases during the first quarter of fiscal 2008 related to favorable weather conditions.

Gross Profit

Gross profit was $38,528,000, or 20.6% of sales, for fiscal 2008, as compared to $34,709,000, or 22.9% of sales, for fiscal 2007. LIFO charges reduced gross profit by $1,332,000 in fiscal 2008 and increased gross profit by $689,000 in fiscal 2007.

Industrial Segment. Gross profit for the Industrial segment was $19,796,000, or 15.9% of sales, for fiscal 2008, as compared to $18,030,000, or 18.9% of sales, for fiscal 2007. Changes in product mix toward higher volume, lower margin products and higher material costs negatively impacted gross profit margin as a percent of sales. Additionally, charges related to the LIFO method of valuing inventory negatively impacted fiscal 2008 gross profit by $917,000 and positively impacted fiscal 2007 by $737,000.

Water Treatment Segment. Gross profit for the Water Treatment segment was $18,732,000, or 30.2% of sales, for fiscal 2008, as compared to $16,679,000, or 29.6% of sales, for fiscal 2007. The fiscal 2008 increase related primarily to an increase in seasonal volumes sold and favorable changes in product mix. The increase was partially offset by charges related to the LIFO method of valuing inventory that negatively impacted fiscal 2008 gross profit by $415,000 compared to $48,000 for fiscal 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $26,524,000, or 14.2% of sales, for fiscal 2008 compared to $23,999,000, or 15.8% of sales, for fiscal 2007. The acquisition of Trumark accounted for approximately $1,600,000 of the $2,525,000 increase in fiscal 2008. This included the amortization of intangible assets and approximately $300,000 of non-recurring acquisition-related expenses. The increase in expense was also driven by higher employee compensation, including the issuance of restricted stock, sales incentive compensation expense, and a full year of depreciation expense related to the ERP system. These increases were partially offset by a decrease in professional and consulting expenses related to the ERP implementation.

Operating Income

Operating income was $12,004,000, or 6.4% of sales, for fiscal 2008, as compared to $10,710,000, or 7.1% of sales, for fiscal 2007. The increase of $1,294,000 in fiscal 2008 was driven by higher gross profits in both the Water Treatment and Industrial segments, partially offset by higher SG&A expenses.

Investment Income

Investment income was $1,341,000 for fiscal 2008, as compared to $1,692,000 for fiscal 2007. The decrease was primarily related to an approximately $300,000 gain realized on the repayment of three notes receivable that were paid in full during the fourth quarter of fiscal 2007, lower average investment balances due to the Trumark acquisition and lower yields on investments. This was partially offset by a $245,000 gain on the sale of a mutual fund in fiscal 2008.

Provision for Income Taxes

Our effective income tax rate was 36.4% for fiscal 2008 compared to 37.7% for fiscal 2007. The lower effective tax rate for fiscal 2008 as compared to fiscal 2007 was primarily due to the reversal of a valuation allowance and tax contingency reserve in fiscal 2008.

Liquidity and Capital Resources

Cash provided by operations in fiscal 2009 was $24,429,000 compared to $12,205,000 in fiscal 2008 and $8,730,000 in fiscal 2007. The increase in fiscal 2009 was due primarily to the increase in net income and was partially offset by higher working capital balances caused by the higher commodity chemical costs in inventory and the resulting increase in selling prices which resulted in higher accounts receivable balances. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our trade receivable balance generally increases during this period.

Cash and investments available-for-sale of $29,536,000 at March 29, 2009 increased by $5,422,000 as compared with the $24,114,000 available as of March 30, 2008, primarily due to the increase in cash generated from operations that was partially offset by capital expenditures and dividend payments. In February 2009, we sold our remaining investments classified as available-for-sale. The $29,536,000 balance at March 29, 2009 consisted entirely of cash and cash equivalents. Cash equivalents consist of a money market account and certificates of deposit with original maturities of three months or less.

Capital Expenditures

Capital expenditures were $14,211,000 in fiscal 2009, $5,778,000 in fiscal 2008 and $4,688,000 in fiscal 2007. The total capital expenditures in fiscal 2009 for our new facilities projects were approximately $7,500,000. Additional significant capital expenditures during fiscal 2009 consisted of approximately $2,700,000 for facilities improvements and increased storage capacity, $1,100,000 for returnable containers, and $1,100,000 for new route sales trucks. We expect that recurring capital expenditures for storage, facilities improvements, returnable containers, and new route sales trucks in fiscal 2010 will be comparable with the fiscal 2009 spend rate. We also plan to spend approximately $2,600,000 to complete the new facilities projects that we started in fiscal 2009. We expect our cash flows from operations will be sufficient to fund our capital expenditures in fiscal 2010.

Dividends

Our Board of Directors increased our semi-annual cash dividend by 8.3% during the second quarter of fiscal 2009 to $0.26 per share from $0.24 per share. We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments due by period
Contractual Obligation	2010	2011	2012	2013	2014	More than 5 Years	Total

Operating lease obligations	$496,000	$408,000	$372,000	$379,000	$383,000	$3,108,000	$5,146,000

Critical Accounting Policies

In preparing the financial statements, we follow accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We consider the following policies to involve the most judgment in the preparation of our financial statements.

Revenue Recognition - We recognize revenue when there is evidence that the customer has agreed to purchase the product, the price and terms of the sale are fixed, the product has shipped and title passes to our customer, performance has occurred, and collection of the receivable is reasonably assured.

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

Impairment of Long-Lived Assets – We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment and intangible assets subject to amortization, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. We periodically review the appropriateness of the estimated useful lives of our long-lived assets. Changes in these estimates could have a material effect on the assessment of long-lived assets subject to amortization. There were no material assets that were determined to be impaired during fiscal 2009.

Self Insurance – We purchase insurance for employee medical benefits with high deductibles. We carry third party insurance for what we believe to be the major portion of potential exposures that would exceed our self-insured retentions. We have established a liability for potential uninsured claims. We consider factors such as known outstanding claims, historical experience, and other relevant factors in estimating the liability. These reserves are monitored and adjusted when warranted by changing circumstances. Though management believes these reserves are adequate, a substantial change in the number and/or severity of claims could result in materially different amounts for this item.

Income Taxes – In the preparation of our financial statements, management calculates income taxes. This includes estimating the current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is established to the extent that management believes that recovery is not likely. Reserves are also established for potential and ongoing audits of federal and state tax issues. We routinely monitor the potential impact of such situations and believe that it is properly reserved. Valuations related to amounts owed and tax rates could be impacted by changes to tax codes, changes in statutory tax rates, our future taxable income levels and the results of tax audits.

Recently Issued Accounting Pronouncements

See Item 8, Note 1 of the Notes to Financial Statements for information regarding recently adopted accounting standards or accounting standards to be adopted in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to the risk inherent in the cyclical nature of commodity chemical prices. However, we do not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We attempt to pass changes in material prices on to our customers, however, there are no assurances that we will be able to pass on the increases in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 29, 2009, based on the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 29, 2009.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 29, 2009. That attestation report is set forth immediately following this management report.

/s/ John R. Hawkins	/s/ Kathleen P. Pepski
John R. Hawkins	Kathleen P. Pepski
Chief Executive Officer	Chief Financial Officer
June 5, 2009	June 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hawkins, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Hawkins, Inc. (the “Company”) as of March 29, 2009 and March 30, 2008, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 29, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We have also audited the Company’s internal control over financial reporting as of March 29, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2009 and March 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 5, 2009

HAWKINS, INC.
BALANCE SHEETS

In thousands, except share and per-share data	March 29, 2009	March 30, 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,536	$21,509
Investments available-for-sale	—	2,276
Trade receivables - less allowance for doubtful accounts: $350 for 2009 and $225 for 2008	28,883	23,788
Inventories	19,951	14,011
Prepaid expenses and other current assets (Note 11)	3,875	3,615
Assets held for sale (Note 3)	1,890	—
Total current assets	84,135	65,199

PROPERTY, PLANT, AND EQUIPMENT:
Land	1,820	1,415
Buildings and improvements	36,684	31,848
Machinery and equipment	25,645	18,470
Transportation equipment	10,577	9,590
Office furniture and equipment including computer systems	11,030	10,638
	85,756	71,961
Less accumulated depreciation and amortization	40,136	36,032
Net property, plant, and equipment	45,620	35,929

OTHER ASSETS:
Goodwill and intangible assets – less accumulated amortization:
$2,556 for 2009 and $2,089 for 2008 (Note 6)	6,440	6,907
Long-term investments	—	584
Other	95	324
Total other assets	6,535	7,815
	$136,290	$108,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable—trade	$14,426	$11,781
Dividends payable	2,666	2,459
Accrued payroll and employee benefits	8,212	6,137
Container deposits	946	984
Other accruals	1,586	1,344
Total current liabilities	27,836	22,705

OTHER LONG-TERM LIABILITIES	604	120

DEFERRED INCOME TAXES	4,120	1,097

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $.05 par value; 10,246,458 and 10,239,458 shares issued and outstanding for 2009 and 2008, respectively	512	512
Additional paid-in capital	38,368	38,091
Accumulated other comprehensive loss	(10)	(10)
Retained earnings	64,860	46,428
Total shareholders’ equity	103,730	85,021
	$136,290	$108,943

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF INCOME

	Fiscal Year Ended
In thousands, except share and per-share data	March 29, 2009	March 30, 2008	April 1, 2007

Sales	$284,356	$186,664	$151,766

Cost of sales	(221,936)	(148,136)	(117,057)

Gross profit	62,420	38,528	34,709

Selling, general and administrative expenses	(25,083)	(26,524)	(23,999)

Operating income	37,337	12,004	10,710

Investment income	338	1,341	1,692

Income from continuing operations before income taxes	37,675	13,345	12,402

Provision for income taxes	(14,251)	(4,857)	(4,678)

Income from continuing operations	23,424	8,488	7,724

Income from discontinued operations, net of tax (Note 3)	340	622	345

Net income	$23,764	$9,110	$8,069

Weighted average number of shares outstanding-basic	10,243,970	10,213,225	10,171,496

Weighted average number of shares outstanding-diluted	10,249,027	10,214,387	10,173,719

Basic and diluted net income per share
Net income from continuing operations per share	$2.29	$0.83	$0.76
Net income from discontinued operations per share	0.03	0.06	0.03
Net income per share	$2.32	$0.89	$0.79

Cash dividends declared per common share	$0.52	$0.48	$0.44

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock					Total Shareholders’ Equity
In thousands, except share data	Shares	Amount

BALANCE—April 2, 2006	10,171,496	$509	$37,056	$38,657	$(126)	$76,096

Cash dividends				(4,485)		(4,485)
Restricted stock compensation			186			186
Comprehensive income:
Unrealized gain on investments available for sale, net of tax					122	122
Unrealized loss on post-retirement plan liability, net of tax					(10)	(10)
Net income				8,069		8,069
Comprehensive income						8,181

BALANCE—April 1, 2007	10,171,496	509	37,242	42,241	(14)	79,978

Cash dividends				(4,923)		(4,923)
Shares surrendered for payroll taxes	(17,626)	(1)	(258)			(259)
Restricted stock compensation			523			523
Vesting of restricted stock	45,257	2	(2)			—
Acquisition of Trumark	40,331	2	586			588
Comprehensive income:
Unrealized loss on investments available for sale, net of tax					(2)	(2)
Unrealized gain on post-retirement plan liability, net of tax					6	6
Net income				9,110		9,110
Comprehensive income						9,114

BALANCE—March 30, 2008	10,239,458	512	38,091	46,428	(10)	85,021

Cash dividends				(5,332)		(5,332)
Stock compensation expense			277			277
Vesting of restricted stock	7,000	—	—			—
Comprehensive income:
Adjustment for sale of securities, net of tax					6	6
Unrealized loss on post-retirement plan liability, net of tax					(6)	(6)
Net income				23,764		23,764
Comprehensive income						23,764

BALANCE—March 29, 2009	10,246,458	$512	$38,368	$64,860	$(10)	$103,730

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
In thousands	March 29, 2009	March 30, 2008	April 1, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,764	$9,110	$8,069
Reconciliation to cash flows:
Depreciation and amortization	5,581	5,249	4,337
Deferred income taxes	3,046	678	160
Stock compensation expense	277	523	186
Loss (gain) on sale of investments	16	(247)	—
Impairment of investments	—	—	31
Loss from property disposals	114	91	196
Changes in operating accounts (using) providing cash:
Trade receivables	(5,095)	(3,010)	(3,478)
Inventories	(7,830)	(959)	(2,337)
Accounts payable	1,844	119	2,635
Accrued liabilities	2,765	645	725
Other	(53)	6	(1,794)
Net cash provided by operating activities	24,429	12,205	8,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(14,211)	(5,778)	(4,688)
Sale and maturities of investments	2,841	14,069	3,293
Proceeds from property disposals	93	94	102
Payments received on notes receivable	—	—	2,098
Acquisition of Trumark	—	(5,963)	—
Net cash (used in) provided by investing activities	(11,277)	2,422	805

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(5,125)	(4,711)	(4,272)
Net cash used in financing activities	(5,125)	(4,711)	(4,272)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,027	9,916	5,263

CASH AND CASH EQUIVALENTS—
Beginning of period	21,509	11,593	6,330

CASH AND CASH EQUIVALENTS—
End of period	$29,536	$21,509	$11,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the year for income taxes	$11,588	$4,900	$5,858

Noncash investing activities—
Capital expenditures in accounts payable	$1,142	$341	$182
Stock issued for acquisition of Trumark	$—	$588	$—

See accompanying notes to financial statements.

HAWKINS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—We have two reportable segments: Industrial and Water Treatment. The Industrial Group operates our Industrial segment and specializes in providing industrial chemicals, products and services to the agriculture, energy, electronics, food, chemical processing, pulp and paper, pharmaceutical, medical device and plating industries. The group also manufactures and sells certain food-grade products, including our patented Cheese Phos® liquid phosphate, lactates and other blended products. The Water Treatment Group operates our Water Treatment segment and specializes in providing equipment, chemicals and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The group has the resources and flexibility to treat systems ranging in size from a small single well to a multi-million gallon-per-day facility.

Fiscal Year—Our fiscal year is a 52/53-week year ending on the Sunday closest to March 31. The fiscal years ended March 29, 2009 (“fiscal 2009”), March 30, 2008 (“fiscal 2008”) and April 1, 2007 (“fiscal 2007”) were 52-week years.

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

Revenue Recognition— We recognize revenue when there is evidence that the customer has agreed to purchase the product, the price and terms of the sale are fixed, the product has shipped and title passes to our customer, performance has occurred, and collection of the receivable is reasonably assured.

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

Investments — Held-to-maturity securities consist of debt securities, which we held to maturity and were valued at amortized historical cost. No held-to-maturity securities existed at March 29, 2009. Held-to-maturity securities with a market value of $261,000 were classified as non-current at March 30, 2008.

Available-for-sale securities consist of debt securities that were held for indefinite periods of time, including securities that were sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities were valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. No available-for-sale securities existed at March 29, 2009, while available-for-sale-securities with a market value of $329,000 were classified as non-current at March 30, 2008.

All securities with gross unrealized losses were subjected to our process for identifying other-than-temporary impairments. We wrote down to fair value securities that we deem to be other-than-temporarily impaired in the period the securities were deemed to be impaired. The initial indicator of impairment was a sustained decline in market price below the amortized cost of the investment. On a case-by-case basis, we considered the length of time and the extent to which market value had been less than cost, the cause of the price decline, the extent to which the price decline was due to the general level of interest rates or other issuer-specific factors, the issuer’s financial condition and ability to make future payments in a timely manner, and our investment horizon. As of April 1, 2007, an aggregate loss of $311,000, including $31,000 recorded during fiscal 2007, was recorded due to a decline in market value of a mutual fund that was deemed other than temporary. In fiscal 2008, we sold the mutual fund and recognized a gain of $245,000. We do not engage in trading activities.

Inventories—Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (LIFO) method. The cost of the March 29, 2009 inventory balance of $1,890,000, classified as held for sale, and the March 30, 2008 inventory balance of $2,258,000 related to the discontinued operations of the Pharmaceutical Segment was determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment—Property is stated at cost and depreciated or amortized over the lives of the assets, using both straight-line and declining-balance methods. Estimated lives are: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; 3 to 10 years for transportation equipment; and 3 to 10 years for office furniture and equipment including computer systems.

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss would be measured by which the carrying value exceeds the fair value of the long-lived assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No material long-lived assets were determined to be impaired during fiscal 2009, 2008, or 2007.

Goodwill and Identifiable Intangible Assets— Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, which should be recorded. In the second step, an impairment loss would be recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The fair value of the reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control.

Our primary identifiable intangible assets include customer lists, trade secrets, non-compete agreements, trademarks, and trade names acquired in previous business acquisitions. Under the provisions of Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 12 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter of fiscal 2009 with the reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required. We also completed an impairment test of intangible assets not subject to amortization during the fourth quarter, in which the fair value exceeded the carrying amount. Additionally, no impairment charges were required for fiscal 2008 or 2007.

Income Taxes—We follow SFAS No. 109, “Accounting for Income Taxes.” In the preparation of our financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the statements of income.

In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years beginning with 2005 remain open to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

Stock-Based Compensation – We account for the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment.” SFAS No. 123R which revised SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS No. 123)” and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (APB 25)” requiring us to recognize expense related to the fair value of our stock-based compensation awards.

In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized in expense on an accelerated basis over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. Non-vested share awards are recorded as compensation expense over the requisite service periods based on the market value on the date of grant.

Earnings Per Share—Basic earnings per share (EPS) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	March 29, 2009	March 30, 2008	April 1, 2007

Weighted average common shares outstanding – basic	10,243,970	10,213,225	10,171,496
Dilutive impact of stock options, performance units, and restricted stock	5,057	1,162	2,223
Weighted average common shares outstanding - diluted	10,249,027	10,214,387	10,173,719

For fiscal 2009, 61,332 stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. There were no stock options outstanding during fiscal 2008 and 2007.

Concentrations of Credit Risk—Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. There are no concentrations of business transacted with a particular customer or sales from a particular service or geographic area that would significantly impact us in the near term. To reduce credit risk, we routinely assess the financial strength of our customers. We invest our excess cash balances at times in certificate of deposits with original maturities of three months or less and a money market account at two separate financial institutions.

Derivative Instruments and Hedging Activities—We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS 133 and has determined that we have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales. Our policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures on fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. We adopted SFAS 157 at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities, and the adoption had no impact on our results of operations and financial condition. The application of the Statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis is effective for fiscal years beginning after November 15, 2008. We do not expect there to be a material impact upon the adoption of this Statement in regards to nonfinancial assets and liabilities.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument and Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. As of March 29, 2009, our financial assets that are measured at fair value on a recurring basis are money markets, which fall under valuation techniques Level 1. The carrying value of money market accounts approximates fair value.

2.	ACQUISITION

On May 15, 2007, we signed an asset purchase agreement with Trumark, Inc., Trumark Ltd., Profloc Inc. (collectively “Trumark”), which produces antimicrobial products for the food industry, and the shareholders of each entity, under which we agreed to acquire substantially all of the assets of the entities and assume certain operating liabilities for cash of approximately $5,963,000 and Hawkins stock of $588,000. On May 31, 2007, we completed the acquisition. The acquired business is included in our Industrial segment.

The assets acquired consist of assets used by Trumark to operate its business, including intellectual property, manufacturing equipment and inventories. We funded the cash portion of the transaction with existing cash and issued new shares of common stock. The purchase price allocation was as follows:

Accounts receivable	$1,115,000
Inventory	265,000
Property and equipment	259,000
Other assets	10,000
Customer relationships	2,058,000
Trade names	1,227,000
Trade secrets	862,000
Non-compete	162,000
Goodwill	1,204,000
Current liabilities	(611,000)
Total	$6,551,000

The operations of Trumark are included in our statement of income beginning on June 1, 2007. The proforma effect of this acquisition on prior period sales, operating income, and earnings per share was not significant.

3.	DISCONTINUED OPERATIONS

In February 2009, we entered into two agreements whereby we agreed to sell our inventory and enter into a marketing relationship regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. On May 22, 2009 the majority of the inventory was sold for cash of approximately $1,600,000 which approximated its carrying value. The remaining inventory, with a carrying value of approximately $120,000, is expected to be sold during fiscal 2010. The agreements provide for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3,700,000. We have no significant obligations to fulfill under the agreements. Amounts received in excess of approximately $1,800,000, the carrying value of our customer list and other assets, will be recorded as a gain on sale of discontinued operations in future periods. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented. The Pharmaceutical segment inventories as of March 29, 2009 have been classified as held for sale.

4.	INVESTMENTS

We had no investment securities as of March 29, 2009. The amortized cost and fair value of investment securities available-for-sale as of March 30, 2008, were as follows:

	March 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Fixed Income Securities:
U.S. Corporate Securities	$1,856,000	$3,000	$(10,000)	$1,849,000
U.S. Government Agency Securities	758,000	2,000	(4,000)	756,000

Total Fixed Income Securities	$2,614,000	$5,000	$(14,000)	$2,605,000

Proceeds from the sale/maturity of investments were $2,841,000 for fiscal 2009, $14,069,000 for fiscal 2008, and $3,293,000 for fiscal year 2007. During fiscal 2008, we sold the mutual fund held at April 1, 2007 and recorded a gain of $245,000 and sold our investment contracts held at April 1, 2007 at amortized cost. Realized gains and losses were not material for the fiscal years 2009 or 2007.

The following table provides the gross unrealized losses and fair value, aggregated by investment category, and the length of time the individual securities have been in a continuous unrealized loss position at March 30, 2008:

	March 30, 2008
	Less Than 12 Months		Equal to or Greater Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses

Fixed Income Securities:
U.S. Corporate Securities	$—	$—	$1,849,000	$(10,000)	$1,849,000	$(10,000)
U.S. Government Agency Securities	—	—	756,000	(4,000)	756,000	(4,000)

Total Fixed Income Securities	$—	$—	$2,605,000	$(14,000)	$2,605,000	$(14,000)

We had 14 investments in an unrealized loss position as of March 30, 2008. We believed that the unrealized losses in the investment portfolio were primarily the result of changes in market interest rates and not from the deterioration in the creditworthiness of the underlying issuers. The majority of the investments had contractual terms, which did not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The U.S. Government agency securities were guaranteed by an agency of the U.S. Government. We had the ability and intent to hold these investments until a recovery of fair value. The Company did not consider these investments to be other-than-temporarily impaired.

5.	INVENTORIES

Inventories at March 29, 2009 and March 30, 2008 consisted of the following:

	2009	2008

Finished goods (FIFO basis)	$34,479,000	$18,513,000
LIFO reserve	(14,528,000)	(4,502,000)
Net inventory	$19,951,000	$14,011,000

The FIFO value of inventories accounted for under the LIFO method were $34,323,000 at March 29, 2009 and $16,182,000 at March 30, 2008. The remainder of the inventory was valued and accounted for under the FIFO method.

We increased the LIFO reserve by $10,026,000 in fiscal 2009 and $1,332,000 in fiscal 2008 due to increases in inventory costs and changes in inventory product mix.

6.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill for fiscal 2009. The changes in the carrying amount of goodwill for fiscal 2008 are within the Industrial segment and were as follows:

	April 1, 2007	Trumark Acquisition	March 30, 2008
Goodwill	$—	$1,204,000	$1,204,000

Intangible assets consist primarily of customer lists, trade secrets and non-compete agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of March 29, 2009 and March 30, 2008 were as follows:

	2009
	Gross Carrying Amount	Accumulated Amortization	Net
Finite-life intangible assets	$6,565,000	$(2,556,000)	$4,009,000
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,000	$(2,556,000)	$5,236,000

	2008
	Gross Carrying Amount	Accumulated Amortization	Net

Finite-life intangible assets	$6,565,000	$(2,089,000)	$4,476,000
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,000	$(2,089,000)	$5,703,000

Intangible asset amortization expense was $467,000 during fiscal 2009, $445,000 during fiscal 2008, and $225,000 during fiscal 2007.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

	2010	2011	2012	2013	2014

Estimated amortization expense	$779,000	$867,000	$439,000	$220,000	$215,000

7.	NOTES RECEIVABLE

We had three notes receivable related to the sales of a portion of our business, and in 2007, the notes were paid in full in the amount of approximately $2.3 million. The interest rate on the notes receivable was 8% and we recorded interest income of approximately $300,000 during the fourth quarter of fiscal 2007.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of tax, were as follows:

	2009	2008	2007
Available-for-sale investments	$—	$(6,000)	$(4,000)
Post-retirement plan liability adjustments	(10,000)	(4,000)	(10,000)
Accumulated other comprehensive loss	$(10,000)	$(10,000)	$(14,000)

9.	PENSION AND EMPLOYEE STOCK OWNERSHIP PLANS

We have a defined contribution pension plan covering substantially all of our non-bargaining employees. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Our cost for the pension plan was 15% of each employee’s covered compensation in each of the fiscal years 2009, 2008 and 2007. Effective April 1, 2009, we converted the pension plan to a profit sharing plan. Amounts charged to pension expense and contributed to union multi-employer pension plans were not material. It is our policy to fund all pension costs accrued.

We have an employee stock ownership plan (ESOP) covering substantially all of our non-bargaining employees, excluding officers. Contributions are made at the discretion of the Board of Directors subject to a maximum amount allowed under the Internal Revenue Code. Our cost for the ESOP was 5% of each employee’s covered compensation in each of the fiscal years 2009, 2008 and 2007.

We have an employee stock purchase plan (ESPP) covering substantially all of our employees, excluding officers. We match 75% of each employee’s contribution, up to a maximum of $375 per month, on a monthly basis.

The following represents the contribution expense for the pension, ESOP, and ESPP plans:

Benefit Plan	2009	2008	2007

Pension Plan	$2,669,000	$2,389,000	$2,179,000
ESOP	855,000	791,000	726,000
ESPP	638,000	608,000	573,000
Total contribution expense	$4,162,000	$3,788,000	$3,478,000

Our Board of Directors approved a long-term incentive equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This long-term incentive arrangement provides for the grant of nonqualified stock options that vest at the end of a three-year period and expire no later than 10 years after the grant date. On May 13, 2008, we issued 61,332 stock options to our executive officers under this arrangement. We used the Black-Scholes valuation model to estimate the fair value of the options at grant date based on the following assumptions:

Dividend Yield:	3.2%
Volatility:	28.0%
Risk-Free Interest Rate:	3.0%
Expected Life in Years:	4

Volatility was calculated using the past four years of historical stock prices of our common stock. The expected life is estimated based on expected future trends and the terms and vesting periods of the options granted. The risk-free interest rate is an interpolation of the relevant U.S. Treasury Bond Rate as of the grant date. The grant date fair value was $2.95 per option and we recorded compensation expense for fiscal 2009 of $53,000.

Our Board of Directors approved a performance-based equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. The performance-based arrangement provides for the grant of performance units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. On May 13, 2008, we granted performance units to our executive officers under this arrangement. The actual number of restricted shares to be issued to each officer will be determined after our final financial information becomes available after the applicable fiscal year and will be between 0 shares and 23,000 shares in the aggregate. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. In accordance with SFAS 123R, “Share-Based Payment,” we are recording the compensation expense for the outstanding performance share units over the life of the awards and recorded $116,000 of compensation expense for fiscal 2009. The amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and the current price of our common stock.

As part of their retainer, the Board of Directors receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following represents the grants for the Board’s fiscal 2009 and 2008 services:

Grant Date	Number of Shares Awarded	Grant Date Fair Value Per Share	2009 Compensation Expense	2008 Compensation Expense

September 18, 2007	7,000	$14.48	$40,000	$61,000
August 7, 2008	7,000	$14.53	68,000	—
Total expense			$108,000	$61,000

On December 15, 2006, we issued 45,257 shares of restricted stock to certain employees of Hawkins. The restricted stock awards were recorded as compensation expense over the requisite vesting period, which was one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. The shares became fully vested on December 15, 2007. Restricted stock expense related to this grant was $450,000 for fiscal 2008 and $186,000 for fiscal 2007.

We do not currently offer any other significant post-retirement or post-employment benefits.

10.	COMMITMENTS AND CONTINGENCIES

Leases—We have various operating leases for trucks and land and buildings on which some of our operations are located. Future minimum lease payments due under operating leases with an initial term of one year or more at March 29, 2009 are as follows:

	2010	2011	2012	2013	2014	Thereafter
Minimum lease payment	$496,000	$408,000	$372,000	$379,000	$383,000	$3,108,000

Total rental expense for the fiscal years 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Minimum rentals	$538,000	$402,000	$285,000
Contingent rentals	106,000	99,000	88,000
Total rental expense	$644,000	$501,000	$373,000

Litigation — We are a party from time to time in various legal proceedings arising in the ordinary course of our business. None of the pending proceedings are expected to have a material effect on us.

Asset Retirement Obligations — We have two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), we have a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; we have a history of extending the leases with the lessor and currently intend to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143,” we have not recorded an asset retirement obligation as of March 29, 2009. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

11.	INCOME TAXES

The provisions for income taxes for fiscal 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Federal—current	$8,874,000	$3,290,000	$3,667,000
State—current	2,331,000	889,000	906,000
Deferred	3,046,000	678,000	105,000
Total provision	$14,251,000	$4,857,000	$4,678,000

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below.

	2009	2008	2007

Statutory federal income tax	$13,212,000	$4,729,000	$4,367,000
State income taxes, net of federal deduction	1,908,000	652,000	588,000
Tax-exempt income	(4,000)	(6,000)	(7,000)
ESOP dividend deduction on allocated shares	(290,000)	(259,000)	(239,000)
Domestic production deduction	(385,000)	(105,000)	(39,000)
Other—net	(190,000)	(154,000)	8,000
Total	$14,251,000	$4,857,000	$4,678,000

The tax effects of items comprising our net deferred tax asset (liability) as of March 29, 2009 and March 30, 2008 are as follows:

	2009	2008

Current deferred taxes:
Trade receivables	$137,000	$88,000
Inventory	457,000	246,000
Accruals	399,000	310,000
Prepaid	(343,000)	—
Other	33,000	61,000
Total*	$683,000	$705,000

Noncurrent deferred taxes:
Excess of tax over book depreciation	$(4,340,000)	$(1,113,000)
Accruals	296,000	46,000
Amortization of intangibles	(82,000)	(33,000)
Other	6,000	3,000
Total	$(4,120,000)	$(1,097,000)

* Included in prepaid expenses and other current assets on the balance sheet.

12.	SEGMENT INFORMATION

We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given our nature, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer revenues amount to 10 percent or more of our revenue. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Total

Fiscal Year Ended March 29, 2009:
Sales	$201,596,000	$82,760,000	$284,356,000
Gross profit	41,466,000	20,954,000	62,420,000
Operating income	$25,520,000	$11,817,000	$37,337,000

Identifiable assets*	$78,083,000	$20,896,000	$98,979,000

*

Unallocated assets consisting primarily of cash and cash equivalents and prepaid expenses were $33,414,000. Additionally, trade receivables and our customer list associated with the discontinued operations of the Pharmaceutical Segment were $3,897,000 at March 29, 2009.

Fiscal Year Ended March 30, 2008:
Sales	$124,597,000	$62,067,000	$186,664,000
Gross profit	19,796,000	18,732,000	38,528,000
Operating income	$2,318,000	$9,686,000	$12,004,000

Identifiable assets*	$56,199,000	$19,173,000	$75,372,000

*

Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $28,067,000 and assets associated with the discontinued operations of the Pharmaceutical Segment were $5,504,000 at March 30, 2008.

Fiscal Year Ended April 1, 2007:
Sales	$95,395,000	$56,371,000	$151,766,000
Gross profit	18,030,000	16,679,000	34,709,000
Operating income	$2,330,000	$8,380,000	$10,710,000

Identifiable assets*	$46,447,000	$17,640,000	$64,087,000

*

Unallocated assets consisting primarily of cash and cash equivalents, investments, and prepaid expenses were $31,613,000 and assets associated with the discontinued operations of the Pharmaceutical Segment were $5,569,000 at April 1, 2007.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, expect per share data

	Fiscal 2009 (Unaudited)
	First Quarter Ended June 30, 2008	Second Quarter Ended September 30, 2008	Third Quarter Ended December 31, 2008	Fourth Quarter Ended March 29, 2009

Sales	$62,554	$78,463	$75,555	$67,784
Gross profit	13,441	17,320	18,102	13,557
Operating income	7,408	11,254	11,196	7,479
Income from continuing operations	4,741	6,875	6,923	4,885
Income (loss) from discontinued operations, net of tax	135	(52)	50	207
Net income	4,876	6,823	6,973	5,092

Basic and diluted net income per share	$0.48	$0.67	$0.68	$0.50

	Fiscal 2008 (Unaudited)
	First Quarter Ended June 30, 2007	Second Quarter Ended September 30, 2007	Third Quarter Ended December 31, 2007	Fourth Quarter Ended March 30, 2008

Sales	$46,208	$45,882	$45,916	$48,658
Gross profit	11,028	11,072	8,352	8,076
Operating income	3,987	4,089	1,891	2,037
Income from continuing operations	2,730	2,742	1,329	1,687
Income from discontinued operations, net of tax	221	179	178	44
Net income	2,951	2,921	1,507	1,731
Basic and diluted net income per share	$0.29	$0.29	$0.15	$0.17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Management’s Report on Internal Control over Financial Reporting.”

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 5, 2009 (the “2009 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to Hawkins’ Proxy Statement, no other portions of the 2009 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, their ages and offices held, as of May 31, 2009 are set forth below:

Name	Age	Office

John R. Hawkins	57	Chief Executive Officer

Kathleen P. Pepski	54	Vice President, Chief Financial Officer, and Treasurer

Richard G. Erstad	45	Vice President, General Counsel and Secretary

Keenan A. Paulson	59	Vice President – Water Treatment Group

John R. Sevenich	51	Vice President – Industrial Group

John R. Hawkins has been the Company’s Chief Executive Officer since 2000 and was Chairman of the Board from 2000 to 2005. He was President and Chief Operating Officer from 1998 to 2000 and was Secretary from 1991 to 1999. He was an Executive Vice President from 1997 to 1998 and Vice President of Sales from 1987 to 1997.

Kathleen P. Pepski has been the Company’s Vice President, Chief Financial Officer and Treasurer since February 2008 and was Secretary from February 2008 to November 2008. She was the Executive Vice President and Chief Financial Officer of PNA Holdings, LLC and Katun Corporation, a supplier of business equipment parts, from 2003 to 2007, the Vice President of Finance of Hoffman Enclosures, a manufacturer of systems enclosures and a subsidiary of Pentair, Inc., from 2002 to 2003, Senior Vice President and Chief Financial Officer of BMC Industries, Inc., a manufacturer of lenses and aperture masks, from 2000 to 2001, and Vice President and Controller at Valspar Corporation, a paint and coatings manufacturer, from 1994 to 2000.

Richard G. Erstad has been the Company’s Vice President, General Counsel and Secretary since November 2008. He was General Counsel and Secretary of BUCA, Inc., a restaurant company, from 2005 to 2008. Mr. Erstad had previously been an attorney with the corporate group of Faegre & Benson LLP, a law firm, from 1996 to 2005, where his practice focused on securities law and mergers and acquisitions. He is a member of the Minnesota Bar.

Keenan A. Paulson has been the Company’s Vice President – Water Treatment Group since May 2000. Prior to attaining this position, Ms. Paulson held various positions during her 37-year career with the Company, most recently as its Water Treatment General Manager.

John R. Sevenich has been the Company’s Vice President – Industrial Group since May 2000. He was the Business Unit Manager of Manufacturing from 1998 to 2000 and was a Sales Representative with the Company from 1989 to 1998.

“Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2009 Proxy Statement are incorporated herein by reference.

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

“Compensation of Executive Officers and Directors” of the 2009 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2009 Proxy Statement are incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

“Election of Directors” and “Related Party Transactions” of the 2009 Proxy Statement are incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

“Independent Registered Public Accounting Firm’s Fees” of the 2009 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Balance Sheets at March 29, 2009 and March 30, 2008.

Statements of Income for the fiscal years ended March 29, 2009, March 30, 2008, and April 1, 2007.

Statements of Shareholders’ Equity for the fiscal years ended March 29, 2009, March 30, 2008, and April 1, 2007.

Statements of Cash Flows for the fiscal years ended March 29, 2009, March 30, 2008, and April 1, 2007.

Notes to Financial Statements.

(a)(2)	FINANCIAL STATEMENT SCHEDULES OF THE COMPANY

The additional financial data listed below is included as a schedule to this Annual Report on Form 10-K and should be read in conjunction with the financial statements presented in Part II, Item 8. Schedules not included with this additional financial data have been omitted because they are not required or the required information is included in the financial statements or the notes.

The following financial statement schedule for the fiscal years 2009, 2008 and 2007.

Schedule II - Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 5, 2009.

HAWKINS, INC.

By	/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on June 5, 2009.

/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer (Principal Executive Officer) and Director

/s/ Kathleen P. Pepski
Kathleen P. Pepski, Chief Financial Officer, Vice President, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon
John S. McKeon, Director, Chairman of the Board

Howard M. Hawkins, Director

/s/ Duane M. Jergenson
Duane M. Jergenson, Director

/s/ G. Robert Gey
G. Robert Gey, Director

/s/ Daryl I. Skaar
Daryl I. Skaar, Director

/s/ Eapen Chacko
Eapen Chacko, Director

/s/ James A. Faulconbridge
James A. Faulconbridge, Director

/s/ James T. Thompson
James T. Thompson, Director

/s/ Jeffrey L. Wright
Jeffrey L. Wright, Director

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED MARCH 29, 2009, MARCH 30, 2008, AND APRIL 1, 2007

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged To Other Accounts	Deductions Write-Offs	Balance at End of Year

Reserve deducted from asset to which it applies:

Year Ended March 29, 2009: Allowance for doubtful accounts	$225,000	$230,000		$105,000	$350,000

Year Ended March 30, 2008: Allowance for doubtful accounts	$225,000	$18,000		$18,000	$225,000

Year Ended April 1, 2007: Allowance for doubtful accounts	$225,000	$56,000		$56,000	$225,000

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference
10.1	Retirement Agreement dated December 2, 1998 between the Company and Howard M. Hawkins. (3)	Incorporated by Reference
10.2	Description of Consulting Arrangement with John S. McKeon. (4)	Incorporated by Reference
10.3	Hawkins, Inc. 2004 Omnibus Stock Plan. (5)	Incorporated by Reference
10.4	Form of Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan. (6)	Incorporated by Reference
10.5	Form of Restricted Stock Agreement (Directors) under the Company’s 2004 Omnibus Stock Plan. (7)	Incorporated by Reference
10.6	Form of Non-Statutory Stock Option Agreement under the Company’s 2004 Omnibus Stock Plan. (8)	Incorporated by Reference
10.7	Form of Performance-Based Restricted Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan. (9)	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended April 3, 2005.
(4)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated May 3, 2006 and filed May 8, 2006.
(5)	Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed July 23, 2004.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and filed November 9, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.