Form 10-Q
period 2009-06-30
HAWKINS INC
filed 2009-07-31
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2009
Common Stock, par value $.05 per share	10,276,458

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS
In thousands, except share and per-share data

	JUNE 30, 2009	MARCH 29, 2009
	(UNAUDITED)	(FROM AUDITED FINANCIAL STATEMENTS)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,502	$29,536
Investments available-for-sale	10,087	—
Trade receivables – less allowance for doubtful accounts of $340 for June 30, 2009 and $350 for March 29, 2009	26,634	28,883
Inventories	15,747	19,951
Prepaid expenses and other current assets	2,325	3,875
Assets held for sale (Note 5)	94	1,890
Total current assets	70,389	84,135

PROPERTY, PLANT AND EQUIPMENT – net	46,448	45,620

GOODWILL AND INTANGIBLE ASSETS	6,310	6,440

LONG-TERM INVESTMENTS	9,791	—

OTHER ASSETS	161	95
	$133,099	$136,290
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$12,089	$14,426
Dividends payable	—	2,666
Accrued payroll and employee benefits	3,811	8,212
Container deposits	965	946
Other accruals	2,124	1,586
Total current liabilities	18,989	27,836

OTHER LONG-TERM LIABILITIES	177	604

DEFERRED INCOME TAXES	4,072	4,120

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,246,458 shares issued and outstanding	512	512
Additional paid-in capital	38,521	38,368
Accumulated other comprehensive loss	(85)	(10)
Retained earnings	70,913	64,860
Total shareholders’ equity	109,861	103,730
	$133,099	$136,290

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME
In thousands, except share and per-share data

	THREE MONTHS ENDED JUNE 30
	2009	2008
	(UNAUDITED)

Sales	$73,586	$62,554

Cost of sales	(57,730)	(49,113)

Gross profit	15,856	13,441

Selling, general and administrative expenses	(6,355)	(6,033)

Operating income	9,501	7,408

Investment income	9	141

Income from continuing operations before income taxes	9,510	7,549

Provision for income taxes	(3,566)	(2,808)

Income from continuing operations	5,944	4,741

Income from discontinued operations, net of tax (Note 5)	109	135

Net income	$6,053	$4,876

Weighted average number of shares outstanding – basic	10,246,458	10,239,458

Weighted average number of shares outstanding – diluted	10,265,357	10,251,111

Basic and diluted earnings per share:
Earnings per share from continuing operations	$0.58	$0.46
Earnings per share from discontinued operations	0.01	0.02
Earnings per share	$0.59	$0.48

Cash dividends declared per common share	$—	$—

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
In thousands

	THREE MONTHS ENDED JUNE 30
	2009	2008
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,053	$4,876
Reconciliation to cash flows:
Depreciation and amortization	1,500	1,376
Stock compensation expense	153	65
Loss (gain) from property disposals	—	33
Changes in operating accounts providing (using) cash:
Trade receivables	2,249	(3,086)
Inventories	6,000	(6,284)
Accounts payable	(1,476)	6,253
Accrued liabilities	(5,283)	(3,212)
Income taxes	2,591	2,841
Other	(63)	(517)
Net cash provided by operating activities	11,724	2,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,135)	(1,274)
Purchases of investments	(20,000)	—
Sale and maturities of investments	—	574
Proceeds from property disposals	43	24
Net cash used in investing activities	(23,092)	(676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,666)	(2,459)
Net cash used in financing activities	(2,666)	(2,459)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,034)	(790)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,536	21,509

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,502	$20,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$1,063	$48

Noncash investing activities-
Capital expenditures in accounts payable	$281	$557

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009, previously filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies we follow are set forth in Note 1 to our financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009 filed with the SEC, on June 5, 2009.

2.	The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

3.

In June 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in Emerging Issues Task Force (EITF) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share.” Our restricted stock awards granted to our directors are considered participating securities, as they receive non-forfeitable dividends at the same rate as common stock. We adopted this FSP on March 30, 2009; the implementation of the FSP had no effect on previously reported basic or diluted earnings per share amounts.

In June 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not expect there to be a significant impact on our financial statements upon adoption of SFAS 167.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS 168 does not change GAAP and is not expected to have a significant impact on our financial statement disclosures.

4.

Basic earnings per share (EPS) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	June 30, 2009	June 30, 2008
Weighted average common shares outstanding – basic	10,246,458	10,239,458
Dilutive impact of stock options, performance units, and restricted stock	18,899	11,653
Weighted average common shares outstanding – diluted	10,265,357	10,251,111

June 30, 2009 excludes 70,665 stock options and June 30, 2008 excludes 61,332 stock options from the calculation of weighted average common shares for diluted EPS because their effects were antidilutive.

5.

In February 2009, we entered into two agreements whereby we agreed to sell our inventory and enter into a marketing relationship regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. On May 22, 2009 the majority of the inventory was sold for cash. Including that date, we have sold inventory of approximately $1,700,000 which approximated its carrying value. The remaining inventory as of June 30, 2009, with a carrying value of approximately $94,000, is expected to be sold during fiscal 2010. The agreements provide for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3,600,000. We have no significant obligations to fulfill under the agreements. Amounts received in the future in excess of approximately $1,800,000, the carrying value of our customer list and other assets, will be recorded as a gain on sale of discontinued operations in future periods. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented. The Pharmaceutical segment inventories as of June 30, 2009 and March 29, 2009 have been classified as held for sale.

6.

We adopted SFAS 157, “Fair Value Measurements,” at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities and the beginning of fiscal 2010 for nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, and the adoption had no impact on our results of operations and financial condition. This statement defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures on fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2009, our financial assets that are measured at fair value on a recurring basis are Certificates of Deposits (CD’s). These CD’s have maturities ranging from three months to two years and are valued using Level 2 inputs. The CD’s are classified as investments in current assets and noncurrent assets on the Condensed Balance Sheets. As of June 30, 2009, the CD’s in current assets have a fair value of $10,087,000 with a gross unrealized loss of $39,000, and in noncurrent assets, the CD’s have a fair value of $9,791,000 with a gross unrealized loss of $85,000. We also have cash and cash equivalents, which include money market accounts. These money market accounts are valued using Level 1 inputs. The carrying value of the cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of June 30, 2009.

7.	Inventories at June 30, 2009 and March 29, 2009 consisted of the following:

	June 30, 2009	March 29, 2009

Finished goods (FIFO basis)	$27,450,000	$34,479,000

LIFO reserve	(11,703,000)	(14,528,000)

Net inventory	$15,747,000	$19,951,000

The FIFO value of inventories accounted for under the LIFO method were $27,349,000 at June 30, 2009 and $34,323,000 at March 29, 2009. The remainder of the inventory was valued and accounted for under the FIFO method. We decreased the LIFO reserve by $2,825,000 in the three months ended June 30, 2009 and increased the LIFO reserve by $1,663,000 in the three months ended June 30, 2008 as a result of the changes in inventory costs and inventory product mix. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

8.

Intangible assets consist primarily of customer lists, trade secrets and non-compete agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of June 30, 2009 and March 29, 2009 were as follows:

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net

Finite-life intangible assets	$6,565,000	$(2,686,000)	$3,879,000
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,000	$(2,686,000)	$5,106,000

	March 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net

Finite-life intangible assets	$6,565,000	$(2,556,000)	$4,009,000
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,000	$(2,556,000)	$5,236,000

Goodwill in the amount of $1,204,000 is included in Goodwill and Intangible Assets at June 30, 2009 and March 29, 2009.

9.

We follow SFAS No. 109, “Accounting for Income Taxes.” In the preparation of our financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the statements of income.

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

10.	Components of accumulated other comprehensive loss, net of tax, were as follows:

	June 30, 2009	March 29, 2009

Available-for-sale investments unrealized loss	$(75,000)	$—
Post-retirement plan liability adjustments	(10,000)	(10,000)
Accumulated other comprehensive loss	$(85,000)	$(10,000)

11.	We are a party from time to time in various legal proceedings arising in the ordinary course of our business. None of the pending proceedings are expected to have a material effect on us.

12.

Our Board of Directors approved a long-term incentive equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This long-term incentive arrangement provides for the grant of nonqualified stock options that vest at the end of a three-year period and expire no later than 10 years after the grant date. During fiscal 2010 and 2009, we issued 70,665 and 61,332 stock options, respectively, to our executive officers under this arrangement. We used the Black-Scholes valuation model to estimate the following fair value of the options at grant date based on the following assumptions:

	June 10, 2009 issuance:	May 13, 2008 issuance:

Dividend Yield:	2.5%	3.2%
Volatility:	31.4%	28.0%
Risk-Free Interest Rate:	2.1%	3.0%
Expected Life in Years:	4	4
Grant Date Fair Value:	$4.33	$2.95

Volatility was calculated using the past four years of historical stock prices of our common stock. The expected life is estimated based on expected future trends and the terms and vesting periods of the options granted. The risk-free interest rate is an interpolation of the relevant U.S. Treasury Bond Rate as of the grant date. With respect to these awards, we recorded compensation expense of approximately $21,000 and $8,000, respectively for the three months ended June 30, 2009 and June 30, 2008.

Our Board of Directors approved a performance-based equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. The performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined after our final financial information becomes available after the applicable fiscal year and will be between 0 shares and 26,500 shares in the aggregate. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. In accordance with SFAS No. 123R “Share-Based Payment,” we are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

On June 10, 2009 and May 13, 2008, performance-based restricted stock units were awarded to our executive officers under this arrangement. The performance-based restricted stock units granted on May 13, 2008 resulted in the issuance of 23,000 shares of restricted stock to our executive officers on June 10, 2009. We recorded compensation expense of approximately $107,000 and $29,000, respectively, for the three months ended June 30, 2009 and June 30, 2008 related to the shares issued for fiscal 2009 and the potential issuance of shares for fiscal 2010. Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, compensation expense is recorded over the remaining vesting period using the award date closing price, which was $19.90 per share on June 10, 2009.

As part of their retainer, the non-employee Board of Directors receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following represents the grants for the Board’s fiscal 2009 and 2008 services and the compensation expense for the three months ending June 30, 2009 and June 30, 2008:

Grant Date	Number of Shares Awarded	Grant Date Fair Value Per Share	June 30, 2009 Compensation Expense	June 30, 2008 Compensation Expense

September 18, 2007	7,000	$14.48	$—	$28,000
August 7, 2008	7,000	$14.53	25,000	—
Total expense			$25,000	$28,000

13.

We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given our nature, it is not practical to disclose revenues from external customers for each product or each group of similar products. Our revenues from no single customer amount to 10 percent or more of our revenue. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Total

Three Months Ended June 30, 2009:
Sales	$49,720,000	$23,866,000	$73,586,000
Gross profit	8,441,000	7,415,000	15,856,000
Operating income	$4,515,000	$4,986,000	$9,501,000

Three Months Ended June 30, 2008:
Sales	$41,208,000	$21,346,000	$62,554,000
Gross profit	7,125,000	6,316,000	13,441,000
Operating income	$3,521,000	$3,887,000	$7,408,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2009 as compared to June 30, 2008. This discussion should be read in conjunction with the Condensed Financial Statements and Notes to Condensed Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K as filed with the SEC on June 5, 2009.

Overview

We derive substantially all of our revenues from the sale of bulk and specialty chemicals to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years we have maintained our strong customer focus and have expanded our business by increasing our sales of value-added specialty chemical products, including repackaging, blending and manufacturing certain products. In recent years, we significantly expanded the sales of our higher-margin blended and manufactured products. We expect this specialty chemical portion of our business to continue to grow.

We have continued to invest in growing our business. In fiscal 2009, we invested in two new facilities, which we expect will expand our ability to service our customers and facilitate growth within our Industrial Group. Our new facility in Centralia, Illinois began operations in July 2009 and primarily serves our food-grade products business. Additionally, our new facility in Minneapolis, Minnesota, built to handle bulk chemicals sold to pharmaceutical manufacturers, is currently operational. The total capital expenditures on these two facilities were approximately $7,500,000 in fiscal 2009 and $2,200,000 in the first three months of fiscal 2010, with approximately $400,000 of additional capital spending on these facilities expected in the second quarter of fiscal 2010. We opened one branch for our Water Treatment Group in the first quarter of fiscal 2010 and expect to continue to invest in new branches to expand our geographic coverage. The cost of these new branches is not expected to be material.

In February 2009, we entered into two agreements whereby we agreed to sell our inventory and enter into a marketing relationship regarding the business of our Pharmaceutical Segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The transaction closed in May 2009 and we have no significant obligations to fulfill under the agreements. The results of the Pharmaceutical Segment have been reported as discontinued operations in our Condensed Financial Statements and Notes to Condensed Financial Statements for all periods presented in this Report on Form 10-Q.

In the first quarter of fiscal 2009, the prices of the majority of our primary raw materials began to increase rapidly and substantially and we continued to experience those pricing trends through the third quarter of fiscal 2009. We saw prices level off in the fourth quarter of fiscal 2009 and prices have declined significantly in the first quarter of 2010 as a result of the slower economy and lower demand for many of the commodity chemicals we sell, although market prices for many of the commodity chemicals were still higher in the first quarter of 2010 than they were one year ago. However, in this period of rapidly declining prices, we were negatively impacted by selling higher cost inventory on hand at lower market prices in the first quarter of fiscal 2010. This is the opposite of what was occurring in fiscal 2009 where our inventory costs were lower than the market prices. Using the last in, first out (LIFO) method of valuing inventory partially offsets the impact of the rapidly changing prices as the LIFO reserve decreased, due to declining costs, which increased our reported gross profit by $2,825,000 in the first quarter of fiscal 2010. In last year’s first quarter, the LIFO reserve increased, due to rising costs, which decreased the reported gross profit for that quarter by $1,663,000. As previously disclosed we expect our fiscal 2010 business and the gross profit realized to return to levels more in line with our historic results prior to fiscal 2009.

While market forces in fiscal 2009 generated higher gross profit dollars and gross profit margins as a percentage of sales than we had experienced in the past, we seek to maintain relatively constant gross profit dollars on each of our products as the cost of our commodity chemical raw materials increase or decrease. Our product costs are subject to fluctuations, which are expected to continue in future periods. With this volatility in cost and the resulting fluctuations in selling prices, we believe that gross profit dollars is the best measure of our profitability from the sale of our products. If we maintain relatively stable profit dollars on each of our products, our reported gross margin percentage will decrease when the cost of the product increases and will increase when the cost of the product decreases. We use the LIFO method of valuing inventory, which causes the most recent product costs to be recognized in our income statement. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated (in thousands, except percentages):

	Three months ended June 30, 2009		Three months ended June 30, 2008

Sales	$73,586	100.0%	$62,554	100.0%
Cost of sales	(57,730)	(78.5)	(49,113)	(78.5)
Gross profit	15,856	21.5	13,441	21.5
Selling, general and administrative expenses	(6,355)	(8.6)	(6,033)	(9.6)
Operating income	9,501	12.9	7,408	11.8
Investment income	9	0.0	141	0.2
Income from continuing operations before income taxes	9,510	12.9	7,549	12.1
Provision for income taxes	(3,566)	(4.8)	(2,808)	(4.5)
Incoming from continuing operations	5,944	8.1	4,741	7.6
Income from discontinued operations, net of tax	109	0.1	135	0.2
Net income	$6,053	8.2%	$4,876	7.8%

Sales

Sales increased $11,032,000, or 17.6%, to $73,586,000 in the three months ended June 30, 2009 as compared to $62,554,000 in the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 25% of sales during the three months ended June 30, 2009 and 33% of sales during the three months ended June 30, 2008. The decrease in sales of bulk chemicals as a percentage of total sales was due to a combination of price and volume decreases resulting from lower commodity chemical prices and weaker demand related to the economic slowdown. The decline in bulk chemical sales, which was partially driven by lower caustic soda volumes sold, was offset by higher sales within the Water Treatment segment and of our specialty blended and manufactured products within the Industrial segment.

Industrial Segment. Industrial segment sales increased $8,512,000, or 20.7%, to $49,720,000 for the three months ended June 30, 2009 as compared to the same period of the prior year. The sales increase was primarily attributable to higher selling prices related to higher commodity chemical material costs along existing product lines compared to a year ago and to a lesser extent volume increases in higher-value manufactured and specialty chemical products.

Water Treatment Segment. Water Treatment segment sales increased $2,520,000, or 11.8%, to $23,866,000 for the three months ended June 30, 2009 as compared to the same period of the prior year. The sales increase was primarily due to increases in selling prices related to higher material costs as well as an increase in sales of specialty chemical products.

Gross Profit

Gross profit was $15,856,000, or 21.5% of sales, for the three months ended June 30, 2009, as compared to $13,441,000, or 21.5% of sales, for the three months ended June 30, 2008. Due to decreases in certain raw material costs, the LIFO method of valuing inventory positively impacted gross profit by $2,825,000 for the three months ended June 30, 2009, whereas LIFO negatively impacted gross profit by $1,663,000 for the three months ended June 30, 2008 due to increases in raw material costs.

Industrial Segment. Gross profit for the Industrial segment was $8,441,000, or 17.0% of sales, for the three months ended June 30, 2009, as compared to $7,125,000, or 17.3% of sales, for the three months ended June 30, 2008. The LIFO method of valuing inventory positively impacted gross profit in this segment by $2,154,000 in fiscal 2010 and negatively impacted gross profit by $1,332,000 in fiscal 2009. Excluding the LIFO impact, gross profit decreased by $2,170,000 and the gross profit margin as a percent of sales decreased to 12.6%. These decreases were attributable to the sale of inventory purchased earlier at a higher cost with decreasing chemical commodity prices. The decreases were partially offset by higher volumes sold of value-added manufactured and specialty chemical products.

Water Treatment Segment. Gross profit for the Water Treatment segment was $7,415,000, or 31.1% of sales, for the three months ended June 30, 2009, as compared to $6,316,000, or 29.6% of sales, for the three months ended June 30, 2008. The LIFO method of valuing inventory positively impacted gross profit in this segment by $671,000 in fiscal 2010 and negatively impacted gross profit in fiscal 2009 by $331,000. Excluding the LIFO impact, gross profit increased slightly and gross profit margin as a percent of sales decreased to 28.3%. The increase in gross profit was primarily driven by increased demand for specialty chemicals and favorable weather conditions this quarter compared to the first quarter of fiscal 2009. The decrease in gross margin as a percent of sales was due to the sale of higher cost inventory.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $6,355,000, or 8.6% of sales, for the three months ended June 30, 2009 as compared to $6,033,000, or 9.6% of sales, for the three months ended June 30, 2008. The increase was primarily a result of additional sales staff to support our Industrial and Water Treatment segments.

Operating Income

Operating income was $9,501,000 for the three months ended June 30, 2009, an increase of $2,093,000 from the same period of the prior year. The Industrial segment accounted for $994,000 of the increase, while the Water Treatment segment accounted for $1,099,000. The increase was driven by the positive impact of the LIFO method of valuing inventory and higher volumes of value-added manufactured and specialty chemical products.

Investment Income

Investment income was $9,000 for the three months ended June 30, 2009 compared to $141,000 for the same period in fiscal 2009. The decrease was due to lower yields on investments as excess cash had been invested in low-yielding cash equivalents until late June when $20,000,000 was invested in certificates of deposit with an average maturity of one year.

Provision for Income Taxes

Our effective income tax rate was 37.5% for the three months ended June 30, 2009, compared to 37.2% for the three months ended June 30, 2008.

Liquidity and Capital Resources

Cash provided by operations for the three months ended June 30, 2009 was $11,724,000 compared to $2,345,000 for the three months ended June 30, 2008. The increase in cash provided by operating activities was due primarily to fluctuations in working capital balances, including the timing of inventory purchases and the related vendor payments and a decrease in trade receivables associated with the timing of customer payments and the increase in net income. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements increase during the period from April through September as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the same period.

Cash and investments available-for-sale of $35,380,000 at June 30, 2009 increased by $5,844,000 as compared with the $29,536,000 available as of March 29, 2009, primarily due to the increase in cash generated from operations that was partially offset by capital expenditures and dividend payments. In February 2009, we sold our remaining investments classified as available-for-sale and the $29,536,000 balance at March 29, 2009 consisted entirely of cash and cash equivalents. In June 2009, we invested $20,000,000 in certificates of deposit which are classified as available for sale at June 30, 2009. Certificates of deposit with maturities dates of one year or longer are classified as non-current assets. The certificates of deposit were purchased from 84 different financial institutions in increments less than the FDIC insurance limits and have an average maturity of approximately one year. Cash equivalents include cash funds and money market accounts.

Our investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. We monitor the maturities of our investments to ensure that funding is available for anticipated cash needs. At June 30, 2009, our available-for-sale investments consisted of certificates of deposit with a market value of $19,878,000. These fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold the fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period.

Capital Expenditures

Capital expenditures were $3,135,000 for the three months ended June 30, 2009 compared to $1,274,000 in the same period in the prior fiscal year. The $1,861,000 increase over the three months ended June 30, 2008 is primarily a result of approximately $2,200,000 of capital expenditures on the new facilities projects that commenced during fiscal 2009. We plan to spend approximately $400,000 to complete these facilities during the second quarter of fiscal 2010. Additional significant capital expenditures during the first quarter of fiscal 2010 consisted of new routes sales trucks and vehicles, facilities improvement projects, including machinery and equipment, and returnable containers. Recurring capital expenditures for the remainder of this fiscal year are expected to be comparable with the spend rate for the prior year, and they will primarily relate to storage, facilities improvement projects, returnable containers, and new route sales trucks and vehicles. We expect our cash flows from operations will continue to be sufficient to fund our capital expenditures in fiscal 2010.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to our financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009. The accounting policies used in preparing our interim fiscal 2010 financial statements are the same as those described in our Annual Report.

Forward-Looking Statements

The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could effect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2009, our investment portfolio included $19,878,000 of certificates of deposit classified as fixed income securities and cash and cash equivalents of $15,502,000. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if an impairment occurs that is other than temporary.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There was no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

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

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Kathleen P. Pepski

Kathleen P. Pepski

Vice President, Chief Financial Officer, and Treasurer (On behalf of the Registrant and as principal financial officer)

Dated: July 31, 2009

17

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

18