Form 10-Q
period 2009-09-30
HAWKINS INC
filed 2009-10-28
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 28, 2009
Common Stock, par value $.05 per share	10,282,458

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS

In thousands, except share and per-share data

	SEPTEMBER 30, 2009	MARCH 29, 2009
ASSETS	(UNAUDITED)	(FROM AUDITED FINANCIAL STATEMENTS)

CURRENT ASSETS:
Cash and cash equivalents	$19,947	$29,536
Investments available-for-sale	16,894	—
Trade receivables – less allowance for doubtful accounts of $300 for September 30, 2009 and $350 for March 29, 2009	24,702	28,883
Inventories	15,571	19,951
Prepaid expenses and other current assets	2,714	3,875
Assets held for sale (Note 4)	—	1,890
Total current assets	79,828	84,135

PROPERTY, PLANT AND EQUIPMENT – net	45,840	45,620

GOODWILL AND INTANGIBLE ASSETS	6,153	6,440

LONG-TERM INVESTMENTS	13,048	—

OTHER ASSETS	281	95
	$145,150	$136,290
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$13,169	$14,426
Dividends payable	3,907	2,666
Accrued payroll and employee benefits	5,695	8,212
Container deposits	962	946
Other accruals	3,604	1,586
Total current liabilities	27,337	27,836

OTHER LONG-TERM LIABILITIES	175	604

DEFERRED INCOME TAXES	4,814	4,120

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,253,458 and 10,246,458 shares issued and outstanding, respectively	513	512
Additional paid-in capital	38,697	38,368
Accumulated other comprehensive loss	(57)	(10)
Retained earnings	73,671	64,860
Total shareholders’ equity	112,824	103,730
	$145,150	$136,290

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME

In thousands, except share and per-share data

	THREE MONTHS ENDED SEPTEMBER 30		SIX MONTHS ENDED SEPTEMBER 30
	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)

Sales	$64,976	$78,463	$138,562	$141,017

Cost of sales	(47,560)	(61,143)	(105,290)	(110,256)

Gross profit	17,416	17,320	33,272	30,761

Selling, general and administrative expenses	(6,568)	(6,066)	(12,923)	(12,099)

Operating income	10,848	11,254	20,349	18,662

Investment income	80	115	89	256

Income from continuing operations before income taxes	10,928	11,369	20,438	18,918

Provision for income taxes	(4,263)	(4,494)	(7,829)	(7,302)

Income from continuing operations	6,665	6,875	12,609	11,616

Income/(loss) from discontinued operations, net of tax (Note 4)	—	(52)	109	83

Net income	$6,665	$6,823	$12,718	$11,699

Weighted average number of shares outstanding – basic	10,250,719	10,243,567	10,248,577	10,241,524

Weighted average number of shares outstanding – diluted	10,280,252	10,248,217	10,274,443	10,252,046

Basic and diluted earnings per share:
Earnings per share from continuing operations	$0.65	$0.67	$1.23	$1.13
Earnings per share from discontinued operations	—	—	0.01	0.01
Earnings per share	$0.65	$0.67	$1.24	$1.14

Cash dividends declared per common share	$0.38	$0.26	$0.38	$0.26

See accompanying notes to condensed financial statements - unaudited.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

In thousands

	SIX MONTHS ENDED SEPTEMBER 30
	2009	2008
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,718	$11,699
Reconciliation to cash flows:
Depreciation and amortization	3,140	2,762
Stock compensation expense	329	148
(Gain)/loss from property disposals	(2)	94
Changes in operating accounts providing (using) cash:
Trade receivables	4,181	(8,739)
Inventories	6,270	(14,860)
Accounts payable	(115)	13,773
Accrued liabilities	(3,198)	(807)
Income taxes	4,713	3,557
Other	(617)	818
Net cash provided by operating activities	27,419	8,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,461)	(6,812)
Purchases of investments	(30,980)	—
Sale and maturities of investments	980	1,178
Proceeds from property disposals	119	50
Net cash used in investing activities	(34,342)	(5,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,666)	(2,459)
Net cash used in financing activities	(2,666)	(2,459)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(9,589)	402

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,536	21,509

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,947	$21,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$3,204	$3,773
Noncash investing activities-
Capital expenditures in accounts payable	$—	$768

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.

Accounting Policies - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009 (“fiscal 2009”), previously filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies we follow are set forth in Note 1 to our financial statements in our Annual Report on Form 10-K for fiscal 2009 filed with the SEC, on June 5, 2009.

The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

In preparing the accompanying unaudited condensed financial statements, we evaluated the period from September 30, 2009 through October 28, 2009, the date the financial statements herein were available to be issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

2.

New Accounting Pronouncements - In June 2009, the Financial Accounting Standards Board (FASB) approved the “FASB Accounting Standards Codification” (“Codification”), as the single source of authoritative US GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on our financial condition or results of operations.

No other new accounting pronouncement issued or effective during the six months ended September 30, 2009 has had or is expected to have a material impact on our condensed financial statements.

3.

Earnings Per Share (EPS) - Basic EPS are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008

Weighted average common shares outstanding - basic	10,250,719	10,243,567	10,248,577	10,241,524
Dilutive impact of stock options, performance units, and restricted stock	29,533	4,650	25,866	10,522
Weighted average common shares outstanding - diluted	10,280,252	10,248,217	10,274,443	10,252,046

For the three and six months ended September 30, 2009, 70,665 stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. For the three and six months ended September 30, 2008, 61,332 stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

4.

Discontinued Operations -In February 2009, we entered into two agreements whereby we agreed to sell our inventory and enter into a marketing relationship regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. On May 22, 2009 the majority of the inventory was sold for cash. We have now sold all of the inventory for approximately $1,800,000, which approximated its carrying value, with approximately $100,000 of the inventory sold during the three months ended September 30, 2009. The agreements provide for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3,600,000. We have no significant obligations to fulfill under the agreements. Amounts received in the future in excess of approximately $1,800,000, the carrying value of our customer list and other assets, will be recorded as a gain on sale of discontinued operations in future periods. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented. The Pharmaceutical segment inventories as of March 29, 2009 have been classified as held for sale.

5.

Fair Value Measurements - The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Assets and liabilities measured at fair value are categorized based upon the lowest level of significant input to the valuations: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. In determining fair value we use observable market data when available.

We adopted the fair value guidance at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities and the beginning of the fiscal year ended March 28, 2010 (“fiscal 2010”) for nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, and the adoption had no impact on our results of operations and financial condition. As of September 30, 2009, our financial assets that are measured at fair value on a recurring basis are certificates of deposits (CD’s). These CD’s have maturities ranging from three months to two years and are valued using Level 2 inputs. The CD’s are classified as investments in current assets and noncurrent assets on the Condensed Balance Sheets. As of September 30, 2009, the CD’s in current assets have a fair value of $16,894,000 with a gross unrealized loss of $26,000, and in noncurrent assets, the CD’s have a fair value of $13,048,000 with a gross unrealized loss of $52,000.

6.	Inventories - Inventories at September 30, 2009 and March 29, 2009 consisted of the following:

	September 30, 2009	March 29, 2009

Finished goods (FIFO basis)	$23,054,000	$34,479,000
LIFO reserve	(7,483,000)	(14,528,000)
Net inventory	$15,571,000	$19,951,000

We decreased the LIFO reserve by $4,220,000 in the three months ended September 30, 2009 and $7,045,000 in the six months ended September 30, 2009, and increased the LIFO reserve by $3,564,000 in the three months ended September 30, 2008 and $5,227,000 in the six months ended September 30, 2008, as a result of the changes in inventory costs and inventory product mix. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs.

7.

Goodwill and Intangible Assets - Intangible assets consist primarily of customer lists, trade secrets and non-competition agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of September 30, 2009 and March 29, 2009 were as follows:

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net

Finite-life intangible assets	$6,565,000	$(2,843,000)	$3,722,000
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,000	$(2,843,000)	$4,949,000

	March 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net

Finite-life intangible assets	$6,565,000	$(2,556,000)	$4,009,000
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,000	$(2,556,000)	$5,236,000

Goodwill in the amount of $1,204,000 is included in Goodwill and Intangible Assets at September 30, 2009 and March 29, 2009.

8.

Income Taxes - In the preparation of our financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the statements of income.

We accrue for the effects of open uncertain tax positions and the related potential penalties and interest. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years beginning with 2005 remain open to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

9.	Accumulated Other Comprehensive Loss - Components of accumulated other comprehensive loss, net of tax, were as follows:

	September 30, 2009	March 29, 2009

Available-for-sale investments	$(47,000)	$—
Post-retirement plan liability adjustments	(10,000)	(10,000)
Accumulated other comprehensive loss	$(57,000)	$(10,000)

10.

Commitments and Contingencies - We are a party from time to time in various legal proceedings arising in the ordinary course of our business. None of the pending proceedings are expected to have a material effect on us.

11.

Stock-Based Compensation - Our Board of Directors approved a long-term incentive equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This long-term incentive arrangement provides for the grant of nonqualified stock options that vest at the end of a three-year period and expire no later than 10 years after the grant date. During fiscal 2010, we issued 70,665 stock options and during fiscal 2009, we issued 61,332 stock options to our executive officers under this arrangement. We used the Black-Scholes valuation model to estimate the following fair value of the options at grant date based on the following assumptions:

	June 10, 2009 issuance:		May 13, 2008 issuance:

Dividend Yield:	2.5%		3.2%
Volatility:	31.4%		28.0%
Risk-Free Interest Rate:	2.1%		3.0%
Expected Life in Years:	4		4
Grant Date Fair Value:	$4.3	3	$2.9	5

Volatility was calculated using the past four years of historical stock prices of our common stock. The expected life is estimated based on expected future trends and the terms and vesting periods of the options granted. The risk-free interest rate is an interpolation of the relevant U.S. Treasury Bond Rate as of the grant date. We recorded compensation expense related to these awards of approximately $41,000 for the three months ended September 30, 2009 and $61,000 for the six months ended September 30, 2009, and approximately $15,000 for the three months ended September 30, 2008 and $23,000 for the six months ended September 30, 2008.

Our Board of Directors approved a performance-based equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined after our final financial information becomes available after the applicable fiscal year and will be between 0 shares and 26,500 shares in the aggregate. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

On June 10, 2009 and May 13, 2008, we awarded performance-based restricted stock units to our executive officers under this arrangement. The performance-based restricted stock units granted on May 13, 2008 resulted in the issuance of 23,000 shares of restricted stock to our executive officers on June 10, 2009. We recorded compensation expense related to the shares issued for fiscal 2009 and the potential issuance of shares for fiscal 2010 of approximately $108,000 for the three months ended September 30, 2009 and $215,000 for the six months ended September 30, 2009, and we recorded compensation expense related to the shares issued for fiscal 2009 of approximately $39,000 for the three months ended September 30, 2008 and $68,000 for the six months ended September 30, 2008. Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price, which was $19.90 per share on June 10, 2009.

As part of their retainer, the non-employee Board of Directors receives restricted stock for their Board services. We expense the restricted stock awards over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following represents the grants for the Board’s services and the compensation expense for the three and six months ending September 30, 2009 and September 30, 2008:

	Number of Shares	Grant Date Fair Value	Three months ended September 30,		Six months ended September 30,
Grant Date	Awarded	Per Share	2009	2008	2009	2008

September 18, 2007	7,000	$14.48	$—	$12,000	$—	$40,000
August 7, 2008	7,000	$14.53	9,000	17,000	34,000	17,000
August 5, 2009	6,000	$18.68	19,000	—	19,000	—
Total expense			$28,000	$29,000	$53,000	$57,000

12.

Segment Reporting - We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given our nature, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer generated 10 percent or more of our revenue. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Total

Three Months Ended September 30, 2009:
Sales	$41,404,000	$23,572,000	$64,976,000
Gross profit	8,823,000	8,593,000	17,416,000
Operating income	$4,615,000	$6,233,000	$10,848,000

Three Months Ended September 30, 2008:
Sales	$53,721,000	$24,742,000	$78,463,000
Gross profit	10,855,000	6,465,000	17,320,000
Operating income	$7,251,000	$4,003,000	$11,254,000

Six Months Ended September 30, 2009:
Sales	$91,124,000	$47,438,000	$138,562,000
Gross profit	17,264,000	16,008,000	33,272,000
Operating income	$9,130,000	$11,219,000	$20,349,000

Six Months Ended September 30, 2008:
Sales	$94,929,000	$46,088,000	$141,017,000
Gross profit	17,980,000	12,781,000	30,761,000
Operating income	$10,772,000	$7,890,000	$18,662,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2009 as compared to the same periods ended September 30, 2008. This discussion should be read in conjunction with the Condensed Financial Statements and Notes to Condensed Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K as filed with the SEC on June 5, 2009.

Overview

We derive substantially all of our revenues from the sale of bulk and specialty chemicals to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years we have maintained our strong customer focus and have expanded our business by increasing our sales of value-added specialty chemical products, including repackaging, blending and manufacturing certain products. In recent years, we significantly expanded the sales of our higher-margin blended and manufactured products. We expect this specialty chemical portion of our business to continue to increase.

We have continued to invest in growing our business. In fiscal 2009, we invested in two new facilities, which we expect will expand our ability to service our customers and facilitate growth within our Industrial Group. Our new facility in Centralia, Illinois began operations in July 2009 and primarily serves our food-grade products business. We closed our Linden, New Jersey food-grade production facility in September 2009 as these operations have been transferred to the Centralia facility. Additionally, we built a new facility in Minneapolis, Minnesota to handle bulk chemicals sold to pharmaceutical manufacturers. The total capital expenditures on these two facilities were approximately $10,000,000, of which approximately $7,500,000 occurred during fiscal 2009 and approximately $2,500,000 occurred in the first six months of fiscal 2010. We opened two new branch offices in late fiscal 2008 and one new branch in the first quarter of fiscal 2010 for our Water Treatment Group and expect to continue to invest in existing and new branches to expand our geographic coverage. The cost of the branch expansion is not expected to be material.

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

Our raw material costs have fluctuated dramatically over the last year and a half. The costs of the majority of our primary raw materials began to increase rapidly and substantially in the first quarter of fiscal 2009 and we continued to experience those costing trends through the third quarter of fiscal 2009. We saw costs for these commodities level off in the fourth quarter of fiscal 2009, before declining significantly during the first half of fiscal 2010, with the costs in the second quarter of fiscal 2010 lower than they were in the second quarter of fiscal 2009. We believe that the decreased chemical raw material costs are a result of the slower economy and lower demand for many of the commodity chemicals we sell. In the first half of fiscal 2010, during this period of rapidly declining commodity prices, our profitability was negatively impacted because we were required to sell the higher cost inventory we had on hand at lower market prices. This is the opposite of what was occurring at the same time in fiscal 2009 when our inventory costs were lower than the escalating market prices. Our use of the last in, first out (LIFO) method of valuing inventory partially offsets the impact of the rapidly changing prices. Our LIFO reserve decreased significantly in the first two quarters of fiscal 2010, due to declining costs. This decrease in this reserve increased our reported gross profit in the first two quarters of fiscal 2010. In the prior year, our LIFO reserve increased significantly due to rising costs, which decreased our reported gross profit in the comparable periods in that year. In addition to the LIFO impact, our gross profit dollars in the first half of fiscal 2010 and, particularly in the second quarter, remained higher than our historic levels as the selling price for certain products did not decline commensurate with the decline in raw material costs. While the decline in raw material costs appears to be slowing or even stabilizing, we expect that our selling prices will continue to decline, reducing our reported gross profit dollars in future quarters and moving our business toward profitability levels more in line with our historic results preceding fiscal 2009.

We seek to maintain relatively constant gross profit dollars on each of our products as the cost of our commodity chemical raw materials increase or decrease. Our product costs are subject to fluctuations, which are expected to continue in future periods. With this volatility in cost and the resulting fluctuations in selling prices, we believe that gross profit dollars is the best measure of our profitability from the sale of our products. If we maintain relatively stable profit dollars on each of our products, our reported gross profit percentage will decrease when the cost of the product increases and will increase when the cost of the product decreases. We use the LIFO method of valuing inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated (sales are in thousands):

	THREE MONTHS ENDED SEPTEMBER 30		SIX MONTHS ENDED SEPTEMBER 30
	2009	2008	2009	2008

Sales	$64,976	$78,463	$138,562	$141,017
Cost of sales as % of sales	73.2%	77.9%	76.0%	78.2%
Gross profit as % of sales	26.8	22.1	24.0	21.8
Selling, general and administrative expenses as % of sales	10.1	7.7	9.3	8.6
Operating income as % of sales	16.7	14.3	14.7	13.2
Investment income as % of sales	0.1	0.1	0.1	0.2
Income from continuing operations before income taxes as % of sales	16.8	14.5	14.7	13.4
Provision for income taxes as % of sales	6.6	5.7	5.6	5.2
Income from continuing operations as % of sales	10.3	8.8	9.1	8.2
Income from discontinued operations, net of tax as % of sales	0.0	(0.1)	0.1	0.1
Net income as % of sales	10.3	8.7	9.2	8.3

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Sales

Sales decreased $13,487,000, or 17.2%, to $64,976,000 for the three months ended September 30, 2009 as compared to $78,463,000 for the same period a year ago. The sales decrease was primarily driven by lower sales of bulk chemicals, including caustic soda. Sales of these products were approximately 25% of sales during the three months ended September 30, 2009 and 37% of sales during the same period a year ago. The decrease in sales of bulk chemicals was primarily due to lower sales prices resulting from passing on lower commodity chemical costs as well as volume decreases as a result of reduced demand.

Industrial Segment. Industrial segment sales decreased $12,317,000, or 22.9%, to $41,404,000 for the three months ended September 30, 2009 as compared to the same period a year ago. The sales decrease was primarily attributable to lower selling prices resulting from lower commodity chemical material costs as well as reduced volumes of bulk chemicals sold, partially offset by increased sales of higher-value manufactured and specialty chemical product sales. Additionally, sales into the agricultural market during the second quarter of fiscal 2010 were down as sales into that market were particularly strong a year ago.

Water Treatment Segment. Water Treatment segment sales decreased $1,170,000, or 4.7%, to $23,572,000 for the three months ended September 30, 2009 as compared to the same period a year ago, primarily due to decreases in selling prices related to lower commodity chemical material costs, partially offset by higher sales of specialty chemical products.

Gross Profit

Gross profit was $17,416,000, or 26.8% of sales, for the three months ended September 30, 2009, as compared to $17,320,000, or 22.1% of sales, for the three months ended September 30, 2008. Due to decreases in certain raw material costs, the LIFO method of valuing inventory increased gross profit by $4,220,000 for the three months ended September 30, 2009, whereas LIFO decreased gross profit by $3,564,000 for the comparable period in the prior year due to increases in raw material costs a year ago. The higher gross profit as a percentage of sales was primarily driven by lower selling prices in response to lower commodity chemical material costs in addition to an increase in sales of higher margin value-added manufactured and specialty chemical products and the LIFO reserve adjustments.

Industrial Segment. Gross profit for the Industrial segment was $8,823,000, or 21.3% of sales, for the three months ended September 30, 2009, as compared to $10,855,000, or 20.2% of sales, for the three months ended September 30, 2008. The lower gross profit dollars were primarily caused by reduced profitability on the sale of bulk chemicals resulting from passing on lower commodity chemical prices and lower volumes and lower demand in the agriculture market, which were partially mitigated by an increase in sales of value-added manufactured and specialty chemical products. The LIFO method of valuing inventory increased gross profit in this segment by $3,317,000 for the three months ended September 30, 2009 and decreased gross profit by $2,832,000 for the three months ended September 30, 2008.

Water Treatment Segment. Gross profit for the Water Treatment segment was $8,593,000, or 36.5% of sales, for the three months ended September 30, 2009, as compared to $6,465,000, or 26.1% of sales, for the three months ended September 30, 2008. The increase in gross profit was primarily driven by increased sales of higher-margin specialty chemical products and sales from our new branches. The LIFO method of valuing inventory increased gross profit in this segment by $903,000 for the three months ended September 30, 2009 and decreased gross profit by $732,000 for the three months ended September 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $6,568,000, or 10.1% of sales, for the three months ended September 30, 2009 as compared to $6,066,000, or 7.7% of sales, for the three months ended September 30, 2008. The increases were primarily the result of an increase in compensation expense related to our variable pay plans, with the higher expenses attributable to the Industrial segment. Water Treatment segment expenses were consistent with the same period in the prior year.

Operating Income

Operating income was $10,848,000 for the three months ended September 30, 2009, a decrease of $406,000 from the same period of the prior year. Operating income for the Industrial segment decreased by $2,636,000, while the Water Treatment segment increased operating income by $2,230,000. The Industrial segment’s decrease was primarily attributable to the sale of higher cost inventory in a period of decreasing commodity chemical prices, lower levels of sales of bulk products, and higher SG&A expenses. The increase in the Water Treatment segment was driven by increased sales of value-added manufactured and specialty chemical products.

Investment Income

Investment income was $80,000 for the three months ended September 30, 2009 as compared to $115,000 for the same period in fiscal 2009. The decrease was due to lower yields on investments.

Provision for Income Taxes

Our effective income tax rate was 39.0% for the three months ended September 30, 2009, compared to 39.5% for the three months ended September 30, 2008.

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008

Sales

Sales decreased $2,455,000, or 1.7%, to $138,562,000 for the six month period ended September 30, 2009 as compared to $141,017,000 for the same period a year ago. The sales decrease was primarily driven by lower sales of bulk chemicals, including caustic soda. Sales of these products were approximately 25% of sales during the six months ended September 30, 2009 and 35% of sales during the same period a year ago. The decrease in sales of bulk chemicals was due to a combination of lower sales prices resulting from passing on lower commodity chemical prices in the last half of this period compared to the prior year and volume decreases as a result of reduced demand. The decline in bulk chemical sales was largely offset by higher sales of our manufactured and specialty chemical products.

Industrial Segment. Industrial segment sales decreased $3,805,000, or 4.0%, to $91,124,000 for the six months ended September 30, 2009, as compared to the same period of the prior year. The sales decrease was primarily attributable to lower selling prices resulting from lower commodity chemical material costs compared to a year ago, partially offset by increased sales of value-added manufactured and specialty chemical products.

Water Treatment Segment. Water Treatment segment sales increased $1,350,000, or 2.9%, to $47,438,000 for the six months ended September 30, 2009, as compared to the same period of the prior year. The higher sales were due to increased sales of specialty chemical products.

Gross Profit

Gross profit was $33,272,000, or 24.0% of sales, for the six months ended September 30, 2009, as compared to $30,761,000, or 21.8% of sales, for the six months ended September 30, 2008. Due to decreases in certain raw material costs, the LIFO method of valuing inventory increased gross profit by $7,045,000 for the six months ended September 30, 2009, whereas LIFO decreased gross profit by $5,227,000 for the comparable period in the prior year due to increases in raw material costs a year ago. The higher gross profit as a percentage of sales was primarily driven by lower selling prices in response to lower commodity chemical material costs in addition to an increase in sales of value-added manufactured and specialty chemical products and the LIFO reserve adjustments.

Industrial Segment. Gross profit for the Industrial segment was $17,264,000, or 18.9% of sales, for the six months ended September 30, 2009, as compared to $17,980,000, or 18.9% of sales, for the six months ended September 30, 2008. The decrease in gross profit was primarily attributable to lower sales prices on previously purchased, higher cost inventory during a period of declining commodity chemical prices as well as lower sales volumes for our bulk products. The decreases were partially offset by increased sales of value-added manufactured and specialty chemical products. The LIFO method of valuing inventory increased gross profit in this segment by $5,471,000 for the six months ended September 30, 2009 and decreased gross profit by $4,165,000 for the six months ended September 30, 2008.

Water Treatment Segment. Gross profit for the Water Treatment segment was $16,008,000, or 33.7% of sales, for the six months ended September 30, 2009, as compared to $12,781,000, or 27.7% of sales, for the six months ended September 30, 2008. The increase in gross profit was primarily driven by increased sales of higher-margin specialty chemical products and favorable weather conditions in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The LIFO method of valuing inventory increased gross profit in this segment by $1,574,000 for the six months ended September 30, 2009 and decreased gross profit by $1,062,000 for the six months ended September 30, 2008.

Selling, General and Administrative Expenses

SG&A expenses were $12,923,000, or 9.3% of sales, for the six months ended September 30, 2009 as compared to $12,099,000, or 8.6% of sales, for the six months ended September 30, 2008. The increases were primarily the result of an increase in compensation expense related to our variable pay plans.

Operating Income

Operating income was $20,349,000 for the six months ended September 30, 2009, an increase of $1,687,000 from the same period of the prior year. A $3,329,000 increase in operating income for the Water Treatment segment, which was driven by the sale of higher volumes of specialty chemical products, was partially offset by a $1,642,000 decrease in operating income for the Industrial segment. The decrease in the Industrial segment was primarily attributable to the sale of higher cost inventory in a period of declining commodity chemical prices, lower levels of sales of bulk products, and higher SG&A expenses. This was partially offset by the increased sales of value-added manufactured and specialty chemical products.

Investment Income

Investment income was $89,000 for the six months ended September 30, 2009 as compared to $256,000 for the same period in fiscal 2009. The decrease was due to lower yields on investments.

Provision for Income Taxes

Our effective income tax rate was 38.3% for the six months ended September 30, 2009, compared to 38.6% for the six months ended September 30, 2008.

Liquidity and Capital Resources

Cash provided by operations was $27,419,000 for the six months ended September 30, 2009 compared to $8,445,000 for the six months ended September 30, 2008. The increase in cash provided by operating activities was primarily due to fluctuations in working capital balances. The $11,234,000 net decrease in working capital balances for the six month period ended September 30, 2009 was primarily attributable to the significant decrease in raw material costs and related selling prices which drove lower inventory and accounts receivable levels. Due to the nature of our operations, which include purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements for working capital have increased during the period from April through September as we receive the majority of our barges of caustic soda during this period as we build our annual seasonal inventory levels. Additionally, due to the seasonality of the Water Treatment business, our accounts receivable balance generally increases during the same period. Cash used for working capital increased by $6,258,000 during the six month period ended September 30, 2008.

Cash and investments available-for-sale of $49,889,000 at September 30, 2009 increased by $20,353,000 as compared with the $29,536,000 available as of March 29, 2009, primarily due to an increase in cash generated from operations that was partially offset by capital expenditures and dividend payments. The $29,536,000 balance at March 29, 2009 consisted entirely of cash and cash equivalents. We invested $20,000,000 in June 2009 and $10,000,000 in September 2009 in certificates of deposit which are classified as available for sale at September 30, 2009. The certificates of deposit were purchased from a number of financial institutions in increments less than the FDIC insurance limits and have an average maturity of approximately one year. As of September 30, 2009, $13,048,000 in certificates of deposit were classified as non-current assets as they were determined to be temporarily impaired with an aggregate carrying value exceeding market value by $52,000 and have maturity dates of one year or longer. The certificates of deposit were not determined to be other-than-temporarily impaired, as we have the intent and ability to hold the certificates of deposit for a period of time sufficient to allow a recovery of fair value. Cash equivalents include cash funds and money market accounts.

Our investment objectives in order of importance are the preservation of principal, maintenance of liquidity and rate of return. We monitor the maturities of our investments to ensure that funding is available for anticipated cash needs. At September 30, 2009, our available-for-sale investments consisted of certificates of deposit with a market value of $29,942,000. These fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold the fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period.

Capital Expenditures

Capital expenditures were $4,461,000 for the six months ended September 30, 2009 compared to $6,812,000 in the same period in the prior fiscal year. The $2,351,000 decrease over the six months ended September 30, 2008 is partially a result of the timing of capital expenditures for our two new facilities, where we incurred approximately $2,500,000 of capital expenditures in the first half of fiscal 2010 as compared to approximately $3,500,000 in the first half of fiscal 2009. The remaining difference is a result of additional spending incurred in the six months ended September 30, 2008 for facilities improvement projects, including machinery and equipment, and returnable containers. Other significant capital expenditures during the first half of fiscal 2010 consisted of facilities improvement projects including machinery and equipment, new route sales trucks and vehicles, and returnable containers. We expect recurring capital expenditures for this fiscal year to be approximately $2,500,000 more than the recurring capital expenditure spend rate for the prior year, with second half of fiscal 2010 expenditures primarily relating to storage capacity expansion, facilities improvement projects, returnable containers, and new route sales trucks and vehicles. We expect our cash flows from operations will continue to be sufficient to fund our capital expenditures in fiscal 2010.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to our financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009. The accounting policies used in preparing our interim fiscal 2010 financial statements are the same as those described in our Annual Report.

Forward-Looking Statements

The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “appears,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could effect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2009, our investment portfolio included $29,942,000 of certificates of deposit classified as fixed income securities and cash and cash equivalents of $19,947,000. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

We are subject to the risk inherent in the cyclical nature of commodity chemical prices. However, we do not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We attempt to pass changes in material prices on to our customers, however, there are no assurances that we will be able to pass on commodity chemical cost increases in the future.

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

Changes in Internal Control

There was no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on August 5, 2009. There were 10,276,458 shares of Common Stock entitled to vote at the meeting and a total of 8,586,965 shares (83.56%) were represented at the meeting.

Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act. There was no solicitation in opposition to the Board of Director nominees listed in the proxy statement and all of the nominees for director were elected with the following votes:

	For	Withheld	Abstain	Broker Non-votes
John S. McKeon	8,455,641	131,324	0	0
John R. Hawkins	8,509,761	77,204	0	0
James A. Faulconbridge	8,473,588	113,407	0	0
Duane M. Jergenson	8,499,849	87,116	0	0
Daryl I. Skaar	8,496,552	90,413	0	0
James T. Thompson	8,517,017	69,948	0	0
Jeffrey L. Wright	8,517,017	69,948	0	0

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference

3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference

10.1	Description of Consulting Arrangement with John S. McKeon. (3)	Incorporated by Reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.
(3)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 5, 2009 and filed August 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Kathleen P. Pepski

Kathleen P. Pepski

Vice President, Chief Financial Officer, and Treasurer
(On behalf of the Registrant and as principal financial officer)

Dated: October 28, 2009

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference

3.2	Second Amended and Superseding By-Laws as amended through February 15, 1995. (2)	Incorporated by Reference

10.1	Description of Consulting Arrangement with John S. McKeon. (3)	Incorporated by Reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended October 1, 1995.

(3)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 5, 2009 and filed August 11, 2009.