Form 10-Q
period 2009-12-31
HAWKINS INC
filed 2010-01-28
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐      NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 28, 2010
Common Stock, par value $.05 per share	10,282,458

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

In thousands, except share and per-share data

	DECEMBER 31, 2009	MARCH 29, 2009
ASSETS	(UNAUDITED)	(AUDITED)

CURRENT ASSETS:
Cash and cash equivalents	$12,854	$29,536
Investments available-for-sale	20,991	—
Trade receivables – less allowance for doubtful accounts of $300 for December 31, 2009 and $350 for March 29, 2009	23,845	28,883
Inventories	18,305	19,951
Prepaid expenses and other current assets	2,260	1,464
Income tax receivable	174	1,728
Deferred tax asset	1,201	683
Assets held for sale (Note 4)	—	1,890
Total current assets	79,630	84,135

PROPERTY, PLANT AND EQUIPMENT – net	46,462	45,620

GOODWILL AND INTANGIBLE ASSETS	5,996	6,440

LONG-TERM INVESTMENTS	12,349	—

OTHER ASSETS	277	95
	$144,714	$136,290
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$12,128	$14,426
Dividends payable	—	2,666
Accrued payroll and employee benefits	5,956	8,212
Container deposits	964	946
Other accruals	1,370	1,586
Income taxes	618	—
Total current liabilities	21,036	27,836

OTHER LONG-TERM LIABILITIES	168	604

DEFERRED INCOME TAXES	4,871	4,120

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.05 per share; 10,253,458 and 10,246,458 shares issued and outstanding, respectively	513	512
Additional paid-in capital	38,846	38,368
Accumulated other comprehensive income/(loss)	14	(10)
Retained earnings	79,266	64,860
Total shareholders’ equity	118,639	103,730
	$144,714	$136,290

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

In thousands, except share and per-share data

	THREE MONTHS ENDED DECEMBER 31		NINE MONTHS ENDED DECEMBER 31
	2009	2008	2009	2008

Sales	$60,627	$75,555	$199,189	$216,572
Cost of sales	(44,772)	(57,453)	(150,062)	(167,709)
Gross profit	15,855	18,102	49,127	48,863
Selling, general and administrative expenses	(6,447)	(6,906)	(19,370)	(19,005)
Operating income	9,408	11,196	29,757	29,858
Investment income	99	81	188	337
Income from continuing operations before income taxes	9,507	11,277	29,945	30,195
Provision for income taxes	(3,912)	(4,354)	(11,741)	(11,656)
Income from continuing operations	5,595	6,923	18,204	18,539
Income from discontinued operations, net of tax (Note 4)	—	50	109	133
Net income	$5,595	$6,973	$18,313	$18,672

Weighted average number of shares outstanding – basic	10,253,458	10,246,458	10,250,198	10,243,174

Weighted average number of shares outstanding – diluted	10,283,206	10,250,774	10,279,417	10,256,540

Basic earnings per share:
Earnings per share from continuing operations	$0.55	$0.68	$1.78	$$1.81
Earnings per share from discontinued operations	—	—	0.01	0.01
Earnings per share	$0.55	$0.68	$1.79	$1.82

Diluted earnings per share:
Earnings per share from continuing operations	$0.54	$0.68	$1.77	$1.81
Earnings per share from discontinued operations	—	—	0.01	0.01
Earnings per share	$0.54	$0.68	$1.78	$1.82

Cash dividends declared per common share	$—	$—	$0.38	$0.26

See accompanying notes to condensed financial statements - unaudited.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands

	NINE MONTHS ENDED DECEMBER 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,313	$18,672
Reconciliation to cash flows:
Depreciation and amortization	4,687	4,172
Deferred taxes	218	—
Stock compensation expense	478	211
Loss from property disposals	2	94
Changes in operating accounts providing (using) cash:
Trade receivables	5,038	(7,786)
Inventories	3,536	(16,798)
Accounts payable	(1,156)	4,902
Accrued liabilities	(2,870)	(389)
Income taxes	2,172	3,041
Other	(752)	(604)
Net cash provided by operating activities	29,666	5,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(6,591)	(10,243)
Purchases of investments	(37,320)	—
Sale and maturities of investments	4,000	1,985
Proceeds from property disposals	136	83
Net cash used in investing activities	(39,775)	(8,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,573)	(5,125)
Net cash used in financing activities	(6,573)	(5,125)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,682)	(7,785)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,536	21,509

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,854	$13,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes	$9,439	$8,674
Noncash investing activities-
Capital expenditures in accounts payable	$—	$1,760

See accompanying notes to condensed financial statements – unaudited.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.         Accounting Policies - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009 (“fiscal 2009”), filed with the Securities and Exchange Commission (SEC). In our opinion, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies we follow are set forth in Note 1 to our financial statements in our Annual Report on Form 10-K for fiscal 2009 filed with the SEC, on June 5, 2009.

The results of operations for the period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year.

In preparing the accompanying unaudited condensed financial statements, we evaluated the period from December 31, 2009 through January 28, 2010, the date the financial statements herein were available to be issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

2.         New Accounting Pronouncements - No new accounting pronouncement issued or effective during the nine months ended December 31, 2009 has had or is expected to have a material impact on our condensed financial statements.

3.         Earnings Per Share (EPS) - Basic EPS are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
Weighted average common shares outstanding - basic	10,253,458	10,246,458	10,250,198	10,243,174
Dilutive impact of stock options, performance units, and restricted stock	29,748	4,316	29,219	13,366
Weighted average common shares outstanding - diluted	10,283,206	10,250,774	10,279,417	10,256,540

For the three and nine months ended December 31, 2009, 70,665 stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. For the three and nine months ended December 31, 2008, 61,332 stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

4.         Discontinued Operations - In February 2009, we entered into two agreements whereby we agreed to sell our inventory and enter into a marketing relationship regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. On May 22, 2009 the majority of the inventory was sold for cash. We sold the inventory for approximately $1,800,000, which approximated its carrying value. The agreements provide for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3,600,000. We have no significant obligations to fulfill under the agreements. Amounts received in the future in excess of approximately $1,800,000, the carrying value of our customer list and other assets, will be recorded as a gain on sale of discontinued operations in future periods. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented. The Pharmaceutical segment inventories as of March 29, 2009 were classified as held for sale.

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

We adopted the fair value guidance at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities and the beginning of the fiscal year ended March 28, 2010 (“fiscal 2010”) for nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, and the adoption had no impact on our results of operations and financial condition. As of December 31, 2009, our financial assets that are measured at fair value on a recurring basis are certificates of deposits (CD’s). These CD’s have maturities ranging from three months to two years and are valued using Level 2 inputs. The CD’s are classified as investments in current assets and noncurrent assets on the Condensed Balance Sheets. As of December 31, 2009, the CD’s in current assets have a fair value of $20,991,000 with a gross unrealized gain of $1,000, and in noncurrent assets, the CD’s have a fair value of $12,349,000 with a gross unrealized gain of $19,000.

6.         Inventories - Inventories at December 31, 2009 and March 29, 2009 consisted of the following:

	December 31, 2009	March 29, 2009
Finished goods (FIFO basis)	$23,718,000	$34,479,000
LIFO reserve	(5,413,000)	(14,528,000)
Net inventory	$18,305,000	$19,951,000

We decreased the LIFO reserve by $2,070,000 in the three months ended December 31, 2009 and $9,115,000 in the nine months ended December 31, 2009, and increased the LIFO reserve by $1,750,000 in the three months ended December 31, 2008 and $6,977,000 in the nine months ended December 31, 2008, as a result of the changes in inventory costs and inventory product mix. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs.

7.         Goodwill and Intangible Assets - Intangible assets consist primarily of customer lists, trade secrets and non-competition agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of December 31, 2009 and March 29, 2009 were as follows:

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Finite-life intangible assets	$6,565,000	$(3,000,000)	$3,565,000
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,000	$(3,000,000)	$4,792,000

	March 29, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Finite-life intangible assets	$6,565,000	$(2,556,000)	$4,009,000
Indefinite-life intangible assets	1,227,000	—	1,227,000
Total intangibles, net	$7,792,000	$(2,556,000)	$5,236,000

Goodwill in the amount of $1,204,000 is included in Goodwill and Intangible Assets at December 31, 2009 and March 29, 2009.

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

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before fiscal 2007.

9.         Accumulated Other Comprehensive Income/(Loss) - Components of accumulated other comprehensive income/(loss), net of tax, were as follows:

	December 31, 2009	March 29, 2009

Available-for-sale investments	$12,000	$—
Post-retirement plan liability adjustments	2,000	(10,000)
Accumulated other comprehensive income/(loss)	$14,000	$(10,000)

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

	June 10, 2009 issuance	May 13, 2008 issuance
Dividend yield	2.5%	3.2%
Volatility	31.4%	28.0%
Risk-free interest rate	2.1%	3.0%
Expected life in years	4	4
Grant date fair value	$ 4.33	$ 2.95

Volatility is calculated using the past four years of historical stock prices of our common stock. The expected life is estimated based on expected future trends and the terms and vesting periods of the options granted. The risk-free interest rate is an interpolation of the relevant U.S. Treasury Bond Rate as of the grant date. We recorded compensation expense related to these awards of approximately $41,000 for the three months ended December 31, 2009 and $102,000 for the nine months ended December 31, 2009, and approximately $15,000 for the three months ended December 31, 2008 and $38,000 for the nine months ended December 31, 2008.

Our Board of Directors approved a performance-based equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined after our final financial information becomes available after the applicable fiscal year and will be between zero shares and 26,500 shares in the aggregate. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

On June 10, 2009 and May 13, 2008, we awarded performance-based restricted stock units to our executive officers under this arrangement. The performance-based restricted stock units granted on May 13, 2008 resulted in the issuance of 23,000 shares of restricted stock to our executive officers on June 10, 2009. We recorded compensation expense related to the shares issued for fiscal 2009 and the potential issuance of shares for fiscal 2010 of approximately $80,000 for the three months ended December 31, 2009 and $295,000 for the nine months ended December 31, 2009, and we recorded compensation expense related to the shares issued for fiscal 2009 of approximately $23,000 for the three months ended December 31, 2008 and $90,000 for the nine months ended December 31, 2008. Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price, which was $19.90 per share on June 10, 2009.

As part of their retainer, the non-employee Board of Directors receives restricted stock for their Board services. We expense the restricted stock awards over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following represents the grants for the Board’s services and the compensation expense for the three and nine months ending December 31, 2009 and December 31, 2008:

	Number of Shares	Grant Date Fair Value	Three months ended December 31		Nine months ended December 31
Grant Date	Awarded	Per Share	2009	2008	2009	2008
September 18, 2007	7,000	$14.48	$—	$—	$—	$40,000
August 7, 2008	7,000	$14.53	—	25,000	34,000	43,000
August 5, 2009	6,000	$18.68	28,000	—	47,000	—
Total expense			$28,000	$25,000	$81,000	$83,000

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

Reportable Segments	Industrial	Water Treatment	Total

Three Months Ended December 31, 2009:
Sales	$42,336,000	$18,291,000	$60,627,000
Gross profit	10,122,000	5,733,000	15,855,000
Operating income	5,834,000	3,574,000	9,408,000

Three Months Ended December 31, 2008:
Sales	$56,246,000	$19,309,000	$75,555,000
Gross profit	13,416,000	4,686,000	18,102,000
Operating income	8,644,000	2,552,000	11,196,000

Nine Months Ended December 31, 2009:
Sales	$133,460,000	$65,729,000	$199,189,000
Gross profit	27,386,000	21,741,000	49,127,000
Operating income	14,964,000	14,793,000	29,757,000

Nine Months Ended December 31, 2008:
Sales	$151,175,000	$65,397,000	$216,572,000
Gross profit	31,396,000	17,467,000	48,863,000
Operating income	19,416,000	10,442,000	29,858,000

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2009 as compared to the same periods ended December 31, 2008. This discussion should be read in conjunction with the Condensed Financial Statements and Notes to Condensed Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K as filed with the SEC on June 5, 2009.

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

We have continued to invest in growing our business. In fiscal 2009, we invested in two new facilities, which we expect will expand our ability to service our customers and facilitate growth within our Industrial Group. Our new facility in Centralia, Illinois began operations in July 2009 and primarily serves our food-grade products business. We closed our Linden, New Jersey food-grade production facility in September 2009 as these operations have been transferred to the Centralia facility. Additionally, we built a new facility in Minneapolis, Minnesota to handle bulk chemicals sold to pharmaceutical manufacturers. The total capital expenditures on these two new facilities were approximately $10,000,000, of which approximately $7,500,000 occurred during fiscal 2009 and approximately $2,500,000 occurred in the first six months of fiscal 2010. We opened two new branch offices in late fiscal 2008 and one new branch in the first quarter of fiscal 2010 for our Water Treatment Group and expect to continue to invest in existing and new branches to expand our geographic coverage. The cost of the branch expansion is not expected to be material.

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

Our raw material costs fluctuated dramatically during fiscal 2009 and through the first three quarters of fiscal 2010.  The costs of the majority of our primary raw materials began to increase rapidly and substantially in the first quarter of fiscal 2009 and we continued to experience those costing trends through the third quarter of fiscal 2009. We saw costs for these commodities level off in the fourth quarter of fiscal 2009, before declining significantly during the first nine months of fiscal 2010, with the costs in the third quarter of fiscal 2010 substantially lower than they were in the third quarter of fiscal 2009.  Recently our raw material costs have been stabilizing, although at levels significantly below the peak that occurred during the third and fourth quarters of fiscal 2009.  We believe that the decreased chemical raw material costs are a result of the slower economy and lower demand for many of the commodity chemicals we sell. Our use of the last in, first out (LIFO) method of valuing inventory partially offsets the impact of the rapidly changing prices. Our LIFO reserve decreased significantly in the first nine months of fiscal 2010, due to declining costs. This decrease in the reserve increased our reported gross profit in the first nine months of fiscal 2010. In the prior year, our LIFO reserve increased significantly due to rising costs, which decreased our reported gross profit in the comparable periods in that year.

We seek to maintain relatively constant gross profit dollars on each of our products as the cost of our raw materials increase or decrease. Since we expect that we will continue to experience fluctuations in our raw material costs and resulting prices in the future, we believe that gross profit dollars is the best measure of our profitability from the sale of our products. If we maintain relatively stable profit dollars on each of our products, our reported gross profit percentage will decrease when the cost of the product increases and will increase when the cost of the product decreases. We use the LIFO method of valuing inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs.  The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated (sales are in thousands):

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008

Sales	$60,627	$75,555	$199,189	$216,572
Cost of sales as % of sales	(73.8)%	(76.0)%	(75.3)%	(77.4)%
Gross profit as % of sales	26.2	24.0	24.7	22.6
Selling, general and administrative expenses as % of sales	(10.6)	(9.1)	(9.7)	(8.8)
Operating income as % of sales	15.5	14.8	14.9	13.8
Investment income as % of sales	0.2	0.1	0.1	0.2
Income from continuing operations before income taxes as % of sales	15.7	14.9	15.0	13.9
Provision for income taxes as % of sales	(6.5)	(5.8)	(5.9)	(5.4)
Income from continuing operations as % of sales	9.2	9.2	9.1	8.6
Income from discontinued operations, net of tax as % of sales	0.0	0.1	0.1	0.1
Net income as % of sales	9.2	9.2	9.2	8.6

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

Sales

Sales decreased $14,928,000, or 19.8%, to $60,627,000 for the three months ended December 31, 2009, as compared to $75,555,000 for the same period a year ago. The sales decrease was primarily driven by lower sales of bulk chemicals, including caustic soda.  Sales of these products were approximately 23% of sales during the three months ended December 31, 2009 and 33% of sales during the same period a year ago. The decrease in sales of bulk chemicals was primarily due to lower sales prices resulting from passing on lower commodity chemical costs to our customers.

Industrial Segment.  Industrial segment sales decreased $13,910,000, or 24.7%, to $42,336,000 for the three months ended December 31, 2009, as compared to the same period a year ago. The sales decrease was primarily attributable to lower selling prices for commodity chemicals due to lower commodity chemical material costs compared to a year ago.  In addition, volumes sold of certain manufactured and specialty chemical products were somewhat lower than the same period last year when we experienced exceptionally strong demand in a period of constrained supply.

Water Treatment Segment.  Water Treatment segment sales decreased $1,018,000, or 5.3%, to $18,291,000 for the three months ended December 31, 2009 as compared to the same period a year ago, primarily due to decreases in selling prices for commodity chemicals due to lower commodity chemical material costs compared to a year ago, partially offset by higher sales volumes of manufactured and specialty chemical products.

Gross Profit

Gross profit was $15,855,000, or 26.2% of sales, for the three months ended December 31, 2009, as compared to $18,102,000, or 24.0% of sales, for the three months ended December 31, 2008.  Due to decreases in certain raw material costs, the LIFO method of valuing inventory increased gross profit by $2,070,000 for the three months ended December 31, 2009, whereas LIFO decreased gross profit by $1,750,000 for the comparable period in the prior year due to increases in raw material costs a year ago.  The higher gross profit as a percentage of sales was primarily driven by lower selling prices in response to lower commodity chemical material costs compared to a year ago in addition to an increase in sales of higher margin manufactured and specialty chemical products and the LIFO reserve adjustments.

Industrial Segment.  Gross profit for the Industrial segment was $10,122,000, or 23.9% of sales, for the three months ended December 31, 2009, as compared to $13,416,000, or 23.9% of sales, for the three months ended December 31, 2008. In the third quarter of fiscal 2009, gross profit dollars were significantly higher than historical levels due to the sale of lower-cost inventory on hand during that period of rapidly escalating market prices as well as an increase in profits realized on certain products where we had inventory available to meet escalated demand during a period of constrained supply.  By contrast, in the three months ended December 31, 2009, the market conditions returned to levels more in line with our historical experience and, as a result, our gross profit dollars were lower for that period. The LIFO method of valuing inventory increased gross profit in this segment by $1,784,000 for the three months ended December 31, 2009 and decreased gross profit by $865,000 for the three months ended December 31, 2008.

Water Treatment Segment.  Gross profit for the Water Treatment segment was $5,733,000, or 31.3% of sales, for the three months ended December 31, 2009, as compared to $4,686,000, or 24.3% of sales, for the three months ended December 31, 2008. The increase in gross profit was primarily driven by increased sales of higher-margin manufactured and specialty chemical products and sales from our new branches. The LIFO method of valuing inventory increased gross profit in this segment by $286,000 for the three months ended December 31, 2009 and decreased gross profit by $885,000 for the three months ended December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $6,447,000, or 10.6% of sales, for the three months ended December 31, 2009 as compared to $6,906,000, or 9.1% of sales, for the three months ended December 31, 2008.  The decrease was primarily the result of lower bad debt expense in 2010, partially offset by higher employee benefit costs, with the higher costs attributable to the Industrial segment.  Water Treatment segment SG&A expenses were consistent with the same period in the prior year.

Operating Income

Operating income was $9,408,000 for the three months ended December 31, 2009, a decrease of $1,788,000 from the same period of the prior year. Operating income for the Industrial segment decreased by $2,810,000, while operating income for the Water Treatment segment increased by $1,022,000. The Industrial segment’s decrease was primarily attributable to the lower gross profits discussed above, partially offset by lower SG&A expenses. The increase in the Water Treatment segment was driven by increased sales of manufactured and specialty chemical products.

Investment Income

Investment income was $99,000 for the three months ended December 31, 2009 as compared to $81,000 for the same period in fiscal 2009. The increase was due to larger levels of cash and investments on hand, offset by lower yields on investments.

Provision for Income Taxes

Our effective income tax rate was 41.1% for the three months ended December 31, 2009, compared to 38.6% for the three months ended December 31, 2008.  The increase in the effective income tax rate is due to the increase in projected pre-tax income subject to higher marginal income tax rates and decreased permanent differences.

Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008

Sales

Sales decreased $17,383,000, or 8.0%, to $199,189,000 for the nine month period ended December 31, 2009, as compared to $216,572,000 for the same period a year ago. The sales decrease was primarily driven by lower sales of bulk chemicals, including caustic soda.  Sales of these products were approximately 25% of sales during the nine months ended December 31, 2009 and 35% of sales during the same period a year ago. The decrease in sales of bulk chemicals was due to a combination of lower sales prices resulting from passing on lower commodity chemical prices over the last two quarters compared to the prior year and volume decreases as a result of reduced demand.  The decline in bulk chemical sales was partially offset by higher sales of our manufactured and specialty chemical products.

Industrial Segment.  Industrial segment sales decreased $17,715,000, or 11.7%, to $133,460,000 for the nine months ended December 31, 2009, as compared to the same period of the prior year. The sales decrease was primarily attributable to lower selling prices for commodity chemicals due to lower commodity chemical material costs compared to a year ago, partially offset by increased sales of manufactured and specialty chemical products.

Water Treatment Segment.  Water Treatment segment sales increased $332,000, or 0.5%, to $65,729,000 for the nine months ended December 31, 2009, as compared to the same period of the prior year. The higher sales were due to increased sales of manufactured and specialty chemical products, partially offset by lower selling prices for commodity chemicals due to lower commodity costs compared to a year ago.

Gross Profit

Gross profit was $49,127,000, or 24.7% of sales, for the nine months ended December 31, 2009, as compared to $48,863,000, or 22.6% of sales, for the nine months ended December 31, 2008. Due to decreases in certain raw material costs, the LIFO method of valuing inventory increased gross profit by $9,115,000 for the nine months ended December 31, 2009, whereas LIFO decreased gross profit by $6,977,000 for the comparable period in the prior year due to increases in raw material costs a year ago.  The higher gross profit as a percentage of sales was primarily driven by lower selling prices in response to lower commodity chemical material costs compared to a year ago in addition to an increase in sales of value-added manufactured and specialty chemical products and the LIFO reserve adjustments.

Industrial Segment.  Gross profit for the Industrial segment was $27,386,000, or 20.5% of sales, for the nine months ended December 31, 2009, as compared to $31,396,000, or 20.8% of sales, for the nine months ended December 31, 2008. The reduction in gross profit in the first three quarters of fiscal 2010 compared to the same period of fiscal 2009 primarily occurred in the third quarter.  In the third quarter of fiscal 2009, gross profit was significantly higher than historical levels due to the sale of lower-cost inventory on hand during that period of rapidly escalating market prices as well as an increase in profits realized on certain products where we had inventory available to meet escalated demand during a period of constrained supply.  By contrast, in the three months ended December 31, 2009, the market conditions returned to levels more in line with our historical experience and, as a result, our gross profit dollars were lower in the quarter. These decreases were partially offset by increased sales of manufactured and specialty chemical products.  The LIFO method of valuing inventory increased gross profit in this segment by $7,255,000 for the nine months ended December 31, 2009 and decreased gross profit by $5,030,000 for the nine months ended December 31, 2008.

Water Treatment Segment.   Gross profit for the Water Treatment segment was $21,741,000, or 33.1% of sales, for the nine months ended December 31, 2009, as compared to $17,467,000, or 26.7% of sales, for the nine months ended December 31, 2008. The increase in gross profit was primarily driven by increased sales of higher-margin manufactured and specialty chemical products and favorable weather conditions in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The LIFO method of valuing inventory increased gross profit in this segment by $1,860,000 for the nine months ended December 31, 2009 and decreased gross profit by $1,947,000 for the nine months ended December 31, 2008.

Selling, General and Administrative Expenses

SG&A expenses were $19,370,000, or 9.7% of sales, for the nine months ended December 31, 2009 as compared to $19,005,000, or 8.8% of sales, for the nine months ended December 31, 2008. The increase is primarily the result of higher employee benefits and variable pay plan costs, partially offset by lower bad debt expense.

Operating Income

Operating income was $29,757,000 for the nine months ended December 31, 2009, a decrease of $101,000 from the same period of the prior year. A $4,351,000 increase in operating income for the Water Treatment segment, which was driven by higher sales volumes for manufactured and specialty chemical products, was offset by a $4,452,000 decrease in operating income for the Industrial segment. The decrease in the Industrial segment was primarily attributable to lower gross profit dollars as discussed above.

Investment Income

Investment income was $188,000 for the nine months ended December 31, 2009 as compared to $337,000 for the same period in fiscal 2009.  The decrease was due to lower yields on investments.

Provision for Income Taxes

Our effective income tax rate was 39.2% for the nine months ended December 31, 2009, compared to 38.6% for the nine months ended December 31, 2008.

Liquidity and Capital Resources

Cash provided by operations was $29,666,000 for the nine months ended December 31, 2009, as compared to $5,515,000 for the nine months ended December 31, 2008. The increase in cash provided by operating activities was primarily due to fluctuations in working capital balances. The $5,968,000 net decrease in working capital balances for the nine month period ended December 31, 2009 was primarily attributable to the significant decrease in raw material costs and related selling prices which drove lower inventory and lower accounts payable and accounts receivable levels. Due to the nature of our operations, which include purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements for working capital have increased during the period from April through September as we receive the majority of our barges of caustic soda during this period as we build our annual seasonal inventory levels. Additionally, due to the seasonality of the Water Treatment business, our accounts receivable balance generally increases during the same period.  Cash used for working capital was $17,634,000 during the nine month period ended December 31, 2008.

Cash and investments available-for-sale of $46,194,000 at December 31, 2009 increased by $16,658,000, as compared with the $29,536,000 available as of March 29, 2009, primarily due to an increase in cash generated from operations that was partially offset by capital expenditures and dividend payments. The $29,536,000 balance at March 29, 2009 consisted entirely of cash and cash equivalents. As of December 31, 2009, we had $33,320,000 invested in certificates of deposit; these are classified as available-for-sale at December 31, 2009. The certificates of deposit were purchased from a number of financial institutions in increments less than the FDIC insurance limits and have an average maturity of approximately one year. As of December 31, 2009, $12,349,000 in certificates of deposit were classified as non-current assets with an aggregate market value exceeding carrying value by $19,000, as they have maturity dates exceeding one year. Cash equivalents include cash funds and money market accounts.

Our investment objectives, in order of importance, are preservation of principal, maintenance of liquidity and rate of return. We monitor the maturities of our investments to ensure that funding is available for anticipated cash needs. At December 31, 2009, our available-for-sale investments consisted of certificates of deposit with a market value of $33,340,000. These fixed income securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold the fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period.

Capital Expenditures

Capital expenditures were $6,591,000 for the nine months ended December 31, 2009, as compared to $10,243,000 in the same period in the prior fiscal year. The $3,652,000 decrease over the nine months ended December 31, 2008 is primarily a result of the timing of capital expenditures for our two new facilities.  We incurred approximately $2,500,000 of capital expenditures on these facilities during the nine months ended December 31, 2009 as compared to approximately $6,000,000 during the nine months ended December 31, 2008.  Other significant capital expenditures during the first nine months of fiscal 2010 consisted of facility improvement and safety projects, storage expansion, and new route sales trucks and vehicles. We expect recurring capital expenditures for this fiscal year to approximate the recurring capital expenditure spend rate for the prior year, with fourth quarter of fiscal 2010 expenditures primarily relating to storage capacity expansion, facilities improvement projects, returnable containers, and new route sales trucks and vehicles. We expect our cash flows from operations will continue to be sufficient to fund our capital expenditures.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to our financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009. The accounting policies used in preparing our interim fiscal 2010 financial statements are the same as those described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2009, our investment portfolio included $33,340,000 of certificates of deposit classified as fixed income securities and cash and cash equivalents of $12,854,000. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There was no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

ITEM 6.    EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws adopted on October 28, 2009. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)     Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(2)     Incorporated by reference to Item 5.03 of the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

Dated: January 28, 2010	By:	/s/ Kathleen P. Pepski

Kathleen P. Pepski

Vice President, Chief Financial Officer, and Treasurer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001.	Incorporated by Reference
3.2	Amended and Restated By-Laws adopted on October 28, 2009.	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically