Form 10-K
period 2010-03-28
HAWKINS INC
filed 2010-06-04
CIK 46250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $198.7 million based upon the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.

As of May 31, 2010, the Registrant had 10,282,458 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the annual meeting of shareholders to be held July 28, 2010, are incorporated by reference in Part III.

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2011” means our fiscal year ending April 3, 2011, “fiscal 2010” means our fiscal year ended March 28, 2010, “fiscal 2009” means our fiscal year ended March 29, 2009, and “fiscal 2008” means our fiscal year ended March 30, 2008.

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 28, 2010

PART I

ITEM 1.	BUSINESS

Hawkins, Inc. distributes bulk chemicals and blends, manufactures and distributes specialty chemicals for our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added specialty chemical products, including repackaging, blending and manufacturing certain products. In recent years, we significantly expanded the sales of our higher-margin blended and manufactured products. We expect the specialty chemical portion of our business to continue to grow. We believe that we create value for our customers through superb service and support, quality products, personalized applications and our trustworthy, creative employees.

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

The group conducts its business primarily through distribution centers and terminal operations. In fiscal 2009, we invested in two new facilities, which has expanded the group’s ability to service its customers. Our facility in Centralia, Illinois, which primarily serves our food-grade products business, became operational in July 2009. We also opened a facility in Minneapolis, Minnesota, to handle bulk chemicals sold to pharmaceutical manufacturers. The total capital expenditures on these two facilities were approximately $10.0 million, with approximately $2.5 million occurring in fiscal 2010. In May 2007, we purchased the assets of Trumark, Inc., a producer of antimicrobial products for the food industry. Trumark’s business is part of our Industrial Group and its operations were integrated with our operations at the Centralia facility during fiscal 2010.

Water Treatment Segment. Our Water Treatment Group operates this segment of our business, which specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The group has the resources and flexibility to treat systems ranging in size from a small single well to a multi-million-gallon-per-day treatment facility.

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

The group operates out of warehouses in 15 cities supplying products and services to customers in Minnesota, Wisconsin, Iowa, North Dakota, South Dakota, Nebraska, Illinois, Indiana, Michigan, Montana, Missouri, Kansas, and Wyoming. We opened two of these warehouses in fiscal 2008, one in fiscal 2010 and expect to continue to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

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

Raw Materials. We have numerous suppliers, including many of the major chemical producers in the United States. We typically have written distributorship agreements or supply contracts with our suppliers that are periodically renewed. We believe that most of the products we purchase can be obtained from alternative sources should existing relationships be terminated. We are dependent upon the availability of our raw materials. In the event that certain raw materials become generally unavailable, suppliers may extend lead times or limit or cut off the supply of materials to us. As a result, we may not be able to supply or manufacture products for our customers. While we believe we have adequate sources of supply for our raw material and product requirements, we cannot be sure that supplies will be consistently available in the future should shortages occur.

Intellectual Property. We hold no patents, licenses or trademarks that we consider material to our operations.

Customer Concentration. No single customer represents more than 10% of our total sales, but the loss of our five largest customers could have a material adverse effect on our results of operations. Total aggregate sales to our five largest customers were $22.4 million in fiscal 2008, $46.0 million in fiscal 2009 and $47.1 million in fiscal 2010. No single customer represents 10% or more of any of our segments’ sales.

Competition. We operate in a competitive industry and compete with many producers, distributors and sales agents offering chemicals equivalent to substantially all of the products we handle. Many of our competitors are larger than we are and may have greater financial resources, although no one competitor is dominant in our industry. We compete by offering quality products at competitive prices coupled with outstanding customer service. Because of our long-standing relationships with many of our suppliers, we are often able to leverage those relationships to obtain products when supplies are scarce or to obtain competitive pricing.

Geographic Information. Substantially all of our revenues are generated in, and long-lived assets are located in, the United States.

Employees. We had 268 employees as of March 28, 2010, including 47 covered by a collective bargaining agreement.

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

Our principal raw materials are generally purchased under supply contracts. The prices we pay under these contracts generally lag the market prices of the underlying raw material. The pricing within our supply contracts generally adjusts quarterly or monthly. In addition, the cost of inventory we have on hand generally will lag the current market pricing of such inventory. While we attempt to maintain competitive pricing and stable margin dollars, the variability in our cost of inventory from the current market pricing can cause significant volatility in our margins realized. In periods of rapidly increasing market prices, the inventory cost position will tend to be favorable to us, possibly by material amounts. Conversely, in periods of rapidly decreasing market prices, the inventory cost position will tend to be unfavorable to us, possibly by material amounts. We do not engage in futures or other derivatives contracts to hedge against fluctuations in future prices. We may enter into sales contracts where the selling prices for our products are fixed for a period of time, exposing us to volatility in raw materials prices that we acquire on a spot market or short-term contractual basis. We attempt to pass commodity pricing changes to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins.

We are also dependent upon the availability of our raw materials. In the event that raw materials are unavailable, raw material suppliers may extend lead times or limit or cut off supplies. As a result, we may not be able to supply or manufacture products for some or all of our customers. For example, in calendar 2008 a miners’ strike in Canada significantly limited supplies of potassium chloride, a key component of some of our products. Due to the resulting shortage, many chemical companies were unable to supply their customers. While we were able to obtain a supply of the product sufficient to meet our customers’ needs, we cannot assure you that such supplies would be available in the future should other similar shortages occur. Constraints on the supply or delivery of critical raw materials could disrupt our operations and adversely affect the performance of our business.

We operate in a highly competitive environment and face significant competition and price pressure.

We operate in a highly competitive industry and compete with producers, manufacturers, distributors and sales agents offering chemicals equivalent to substantially all of the products we handle. Competition is based on several key criteria, including product price, product performance and quality, product availability and security of supply, responsiveness of product development in cooperation with customers, and customer service. Many of our competitors are larger than we are and may have greater financial resources. As a result, these competitors may be better able than us to withstand changes in conditions within our industry, changes in the prices and availability of raw materials, and changes in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is dependent upon our ability to offset competitive decreases in the prices and margins of our products by improving production efficiency and volume, identifying higher margin chemical products and improving existing products through innovation and research and development. If we are unable to maintain our profitability or competitive position, we could lose market share to our competitors and experience reduced profitability.

Demand for our products is affected by general economic conditions and by the cyclical nature of many of the industries we serve, which could cause significant fluctuations in our sales volumes and results.

Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers could have a material adverse effect on our business. Although our sales volumes have increased in areas traditionally considered non-cyclical such as water treatment, pharmaceutical and food products, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing, surface finishing and energy industries which include the automobile parts markets and the ethanol industry. Downturns in these industries could adversely affect our sales and our financial results by affecting demand for and pricing of our products.

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

Our business, particularly our Water Treatment Group, is subject to seasonality and weather conditions, which could adversely affect our results of operations.

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

Because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical and support personnel. The unanticipated departure of key members of our management team could have an adverse impact on our business.

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

To the extent future acquisitions are pursued, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. The risks associated with the integration of acquisitions include potential disruption of our ongoing business and distraction of management, unforeseen claims, liabilities, adjustments, charges and write-offs, difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations, and challenges arising from the increased scope, geographic diversity and complexity of the expanded operations.

Our business is subject to risks stemming from natural disasters or other extraordinary events outside of our control, which could interrupt our production and adversely affect our results of operations.

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our business. Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings five times, most recently in the spring of 2010. No assurance can be given that flooding or other natural disasters will not recur or that there will not be material damage or interruption to our operations in the future from such disasters.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal law imposes new site security requirements, specifically on chemical facilities, which require increased capital spending and increase our overhead expenses. New federal regulations have already been adopted to increase the security of the transportation of hazardous chemicals in the United States. We ship and receive materials that are classified as hazardous and we believe we have met these requirements, but additional federal and local regulations that limit the distribution of hazardous materials are being considered. Bans on movement of hazardous materials through certain cities could adversely affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment and could change where and what products we provide.

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

We own our principal location, which consists of approximately 11 acres of land in Minneapolis, Minnesota, with six buildings containing a total of 177,000 square feet of office and warehouse space primarily used by our Industrial Group. Our principal office is located in one of these buildings, at 3100 East Hennepin Avenue. As of March 28, 2010, we had installed sprinkler systems in substantially all of our warehouse facilities for fire protection. We carry customary levels of insurance covering the replacement of damaged property.

In addition to the facilities described previously, our other facilities are described below. We believe that these facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us.

Group	Location	Primary Use	Approx. Square Feet

Industrial	St. Paul, MN (1)	Office and Warehouse	32,000
	Minneapolis, MN (2)	Office and Warehouse	20,000
Water Treatment	Fargo, ND	Office and Warehouse	20,600
	Fond du Lac, WI	Office and Warehouse	24,700
	Washburn, ND	Office and Warehouse	14,000
	Billings, MT	Office and Warehouse	9,300
	Sioux Falls, SD	Office and Warehouse	27,300
	Rapid City, SD	Office and Warehouse	9,500
	Joliet, IL (3)	Office and Warehouse	6,400
	Superior, WI	Office and Warehouse	17,200
	Slater, IA	Office and Warehouse	12,900
	Lincoln, NE (4)	Office and Warehouse	16,600
	Eldridge, IA	Office and Warehouse	6,000
	Columbia, MO (5)	Office and Warehouse	9,000
	Garnett, KS	Office and Warehouse	18,000
	Ft. Smith, AR (4)	Office and Warehouse	17,500
Industrial and Water Treatment	St. Paul, MN (6)	Office and Warehouse	59,000
	Centralia, IL (7)	Office and Warehouse	77,000

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

(2) This facility is leased from a third party to serve our bulk pharmaceutical customers.
(3) This facility is leased from a third party on a month to month basis. Starting in June 2010, we will be leasing a different facility comprised of 18,000 square feet of office and warehouse space.
(4) This facility is leased from a third party.
(5) This facility is leased from a third party through September 2010. Starting in June 2010, we will be leasing a different facility comprised of 14,600 square feet of office and warehouse space.

(6)     Our Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land, has outside storage capacity for liquid bulk chemicals, including 1.5 million gallons for the storage of liquid caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota, through July 2029 for a basic rent plus an amount based on annual tonnage unloaded at the site. The basic rent and annual tonnage rent were renegotiated August 1, 2009 and are to be renegotiated every five years.

(7) This facility includes 10 acres of land located in Centralia, Illinois owned by the company. The facility became operational in July 2009 and primarily serves our food-grade products business.

ITEM 3.	LEGAL PROCEEDINGS

We are a party from time to time in various legal proceedings arising in the ordinary course of our business. None of the pending proceedings are expected to have a material effect on us.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low

Fiscal 2010
4th Quarter	$23.78	$19.81
3rd Quarter	24.03	20.76
2nd Quarter	25.89	18.51
1st Quarter	22.58	15.00

Fiscal 2009
4th Quarter	$16.17	$12.90
3rd Quarter	18.10	13.04
2nd Quarter	18.21	14.50
1st Quarter	16.00	14.50

Cash Dividends	Declared	Paid

Fiscal 2011
1st Quarter		$0.28

Fiscal 2010
4th Quarter	$0.28
3rd Quarter		$0.38
2nd Quarter	$0.38
1st Quarter		$0.26

Fiscal 2009
4th Quarter	$0.26
3rd Quarter		$0.26
2nd Quarter	$0.26
1st Quarter		$0.24

Our common shares are traded on The NASDAQ Global Market under the symbol “HWKN.” The price information represents closing sale prices as reported by The NASDAQ Global Market. As of March 28, 2010, there were approximately 774 registered common shareholders, which include nominees or broker dealers holding stock on behalf of an estimated 1,976 beneficial owners.

We first started paying cash dividends in 1985 and have continued to do so since. In August 2009, in recognition of the Company’s strong financial performance in fiscal 2009, its strong cash position and no debt, the Board of Directors authorized a special dividend of $0.10 per share in addition to a regular semi-annual cash dividend of $0.28 per share. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the NASDAQ Industrial Index, the NASDAQ Composite Index and the Russell 2000 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock, the NASDAQ Industrial Index, the NASDAQ Composite Index and the Russell 2000 Index on April 3, 2005, and reinvestment of all dividends. We have added the Russell 2000 Index because during fiscal 2010, Hawkins, Inc. was added to the Russell 2000 Index based on disclosures by Russell Investments.

ITEM 6.	SELECTED FINANCIAL DATA

	Fiscal Years
(In thousands, except per share data)	2010	2009	2008	2007	2006

Sales from continuing operations	$257,099	$284,356	$186,664	$151,766	$133,139

Gross profit from continuing operations	64,445	62,420	38,528	34,709	30,060

Income from continuing operations	23,738	23,424	8,488	7,724	7,412

Basic earnings per common share from continuing operations	2.32	2.29	0.83	0.76	0.73

Diluted earnings per common share from continuing operations	2.31	2.29	0.83	0.76	0.73

Cash dividends declared per common share	0.66	0.52	0.48	0.44	0.40

Cash dividends paid per common share	0.64	0.50	0.46	0.42	0.38

Total assets	$160,293	$136,290	$108,943	$101,269	$94,057

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for our fiscal years ended March 28, 2010, March 29, 2009, and March 30, 2008. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

We have continued to invest in growing our business. In fiscal 2008, we acquired the assets of Trumark, Inc., a producer of antimicrobial products for the food industry, for approximately $6.5 million. These operations have been consolidated into our Industrial Group. In fiscal 2009, we invested in two new facilities to expand our ability to service our customers and facilitate growth within our Industrial Group. Our facility in Centralia, Illinois began operations in July 2009 and primarily serves our food-grade products business. We closed our Linden, New Jersey food-grade production facility in September 2009 and transferred these operations to our Centralia facility. Also in fiscal 2009, we built a facility in Minneapolis, Minnesota to handle bulk chemicals sold to pharmaceutical manufacturers. The total capital expenditures on these two facilities were approximately $10.0 million of which approximately $7.5 million occurred during fiscal 2009 and approximately $2.5 million occurred in the first six months of fiscal 2010. We opened two new branch offices for our Water Treatment Group in late fiscal 2008, one new branch in the first quarter of fiscal 2010 and one new branch in the first quarter of fiscal 2011 and expect to continue to invest in existing and new branches to expand our Water Treatment Group’s geographic coverage. The cost of these branch expansions is not expected to be material. In addition, we have selectively added route sales personnel to certain existing Water Treatment Group branch offices to spur growth within our existing geographic coverage area.

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The transaction closed in May 2009 and we have no significant obligations to fulfill under the agreement. The results of the Pharmaceutical segment have been reported as discontinued operations in our Financial Statements and Notes to Financial Statements for all periods presented in this Annual Report on Form 10-K.

Our financial performance in fiscal 2010 was highlighted by:

•	Sales from continuing operations of $257.1 million, a 9.6% decrease from fiscal 2009;
•	Gross profit from continuing operations of $64.4 million or 25.1% of sales, a $2.0 million increase in gross profit dollars from fiscal 2009;
•	Net cash provided by operating activities of $38.8 million; and
•	Cash and cash equivalents and investments available-for-sale of $53.7 million as of the end of fiscal 2010.

We seek to maintain relatively constant gross profit dollars on each of our products as the cost of our raw materials increase or decrease. Since we expect that we will continue to experience fluctuations in our raw material costs and resulting prices in the future, we believe that gross profit dollars is the best measure of our profitability from the sale of our products. If we maintain relatively stable profit dollars on each of our products, our reported gross profit percentage will decrease when the cost of the product increases and will increase when the cost of the product decreases. We use the last in, first out (“LIFO”) method of valuing inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. Our use of LIFO partially offsets the impact of the rapidly changing prices. Our LIFO reserve decreased significantly in fiscal 2010 due to declining costs. This decrease in the reserve increased our reported gross profit in fiscal 2010. In the prior year, our LIFO reserve increased significantly due to rising costs, which decreased our reported gross profit in that year.

Our raw material costs fluctuated dramatically during fiscal 2009 and fiscal 2010. The costs of the majority of our primary raw materials began to increase rapidly and substantially in the first quarter of fiscal 2009 due to high demand and, in some cases, constrained supply. We continued to experience those cost trends through the third quarter of fiscal 2009. The costs for these raw materials leveled off in the fourth quarter of fiscal 2009, before declining significantly during fiscal 2010, with the costs at the end of fiscal 2010 substantially lower than they were in the at the end of fiscal 2009. Recently our raw material costs have been more stable, although remaining at levels significantly below the peak that occurred during the third and fourth quarters of fiscal 2009.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2010		Fiscal 2009		Fiscal 2008

Sales	100.0%		100.0%		100.0%
Cost of sales	(74.9	) %	(78.0	) %	(79.4	) %
Gross profit	25.1%		22.0%		20.6%
Selling, general and administrative expenses	(10.0	) %	(8.8	) %	(14.2	) %
Operating income	15.1%		13.1%		6.4%
Investment income	0.1%		0.1%		0.7%
Income from continuing operations before income taxes	15.2%		13.2%		7.1%
Provision for income taxes	(6.1	) %	(5.0	) %	(2.6	) %
Income from continuing operations	9.1%		8.2%		4.5%
Income from discontinued operations, net of tax	0.1%		0.2%		0.4%
Net income	9.2%		8.4%		4.9%

Fiscal 2010 Compared to Fiscal 2009

Sales

Sales decreased $27.3 million, or 9.6%, to $257.1 million for fiscal 2010, as compared to sales of $284.4 million for fiscal 2009. The sales decrease was primarily driven by lower selling prices for commodity bulk chemicals, including caustic soda due to lower commodity chemical costs in fiscal 2010 as compared to the prior year. Sales of these products were approximately 24.1% of sales compared to approximately 33.3% in the previous year. The decline in bulk chemical sales was partially offset by higher sales of our manufactured and specialty chemical products.

Industrial Segment. Industrial segment sales decreased $26.7 million, or 13.2%, to $174.9 million for fiscal 2010. The sales decrease was primarily attributable to lower selling prices for commodity bulk chemicals due to lower commodity chemical costs in fiscal 2010 compared to the prior year. This was partially offset by higher sales of manufactured and specialty chemical products.

Water Treatment Segment. Water Treatment segment sales decreased $0.6 million, or 0.7%, to $82.2 million for fiscal 2010. Increased sales of manufactured and specialty chemical products were offset by decreases in selling prices for commodity chemicals due to lower commodity chemical costs in fiscal 2010 compared to the prior year.

Gross Profit

Gross profit was $64.4 million, or 25.1% of sales, for fiscal 2010, as compared to $62.4 million, or 22.0% of sales, for fiscal 2009. The LIFO method of valuing inventory increased gross profit by $12.6 million for fiscal 2010 due to decreases in certain raw material costs, whereas LIFO decreased gross profit by $10.0 million in the prior year due to increases in certain raw material costs during that period. The increase in gross profit as a percentage of sales was primarily driven by our ability to maintain relatively stable margin dollars on lower selling prices compared to the prior year, in addition to an increase in sales of higher margin manufactured and specialty chemical products and the LIFO reserve adjustments.

Industrial Segment. Gross profit for the Industrial segment was $37.3 million, or 21.3% of sales, for fiscal 2010, as compared to $41.5 million, or 20.6% of sales, for fiscal 2009. In fiscal 2009, the gross profit dollars were significantly higher than historical levels due to the sale of lower-cost inventory on hand during that period of rapidly escalating commodity chemical prices as well as an increase in profits realized on certain products where we had inventory available to meet escalated demand during a period of constrained supply. By contrast, in fiscal 2010, market conditions returned to levels more in line with our historical experience and, as a result, our gross profit dollars were lower for that period. Increased operational overhead costs, primarily related to the two new facilities, also contributed to the lower gross profit levels in the Industrial segment. The reductions were partially offset by higher profits realized from the sale of manufactured and specialty chemical products. The increase in gross profit margin as a percent of sales was primarily driven by our ability to maintain relatively stable margin dollars on lower selling prices compared to the prior year. The LIFO method of valuing inventory positively impacted gross profit in this segment by $10.2 million in fiscal 2010, as compared to negatively impacting gross profit by $6.9 million in fiscal 2009.

Water Treatment Segment. Gross profit for the Water Treatment segment was $27.2 million, or 33.0% of sales, for fiscal 2010, as compared to $21.0 million, or 25.3% of sales, for fiscal 2009. The higher gross profit dollars were primarily driven by a favorable product mix change as sales of higher-margin manufactured and specialty chemical products increased, and we experienced favorable weather conditions in the first quarter of fiscal 2010 as compare to the first quarter of fiscal 2009. The increase in gross profit margin as a percent of sales was primarily driven by our ability to maintain relatively stable margin dollars on lower selling prices compared to the prior year. Additionally, the LIFO method of valuing inventory positively impacted gross profit in this segment by $2.4 million in fiscal 2010, as compared to negatively impacting gross profit by $3.1 million in fiscal 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $25.6 million, or 10.0% of sales, for fiscal 2010, as compared to $25.1 million, or 8.8% of sales, for fiscal 2009. The increase in SG&A expenses was primarily the result of higher equity incentive plan, variable pay plan and medical insurance costs partially offset by lower bad debt expense. The increase as a percentage of sales was primarily the result of the decrease in sales from fiscal 2009.

Operating Income

Operating income was $38.8 million, or 15.1% of sales, for fiscal 2010, as compared to $37.3 million, or 13.1% of sales, for fiscal 2009. A $6.1 million increase in operating income for the Water Treatment segment, which was driven by higher sales volumes for manufactured and specialty chemical products, was partially offset by a $4.6 million decrease in operating income for the Industrial segment. Both segments benefited from the LIFO method of valuing inventory in fiscal 2010.

Investment Income

Investment income was $0.3 million for fiscal 2010 and fiscal 2009. Investment income remained flat year-over-year primarily due to lower yields on investments as compared to the prior year.

Provision for Income Taxes

Our effective income tax rate was 39.3% for fiscal 2010 compared to 37.8% for fiscal 2009. The higher effective tax rate for fiscal 2010 was primarily due to decreased permanent tax differences that served to reduce the effective tax rate in fiscal 2009.

Fiscal 2009 Compared to Fiscal 2008

Sales

Sales increased $97.7 million, or 52.3%, to $284.4 million for fiscal 2009, as compared to sales of $186.7 million for fiscal 2008. Sales of bulk chemicals, including caustic soda, were approximately 33% of sales compared to approximately 34% in the previous year. Caustic soda volumes sold were comparable to the prior year.

Industrial Segment. Industrial segment sales increased $77.0 million, or 61.8%, to $201.6 million for fiscal 2009. The sales increase was primarily attributable to increases in selling prices related to rising material costs along existing product lines and supply constraints for certain products as well as higher volumes in higher value manufactured and specialty chemical products driven by increased demand.

Water Treatment Segment. Water Treatment segment sales increased $20.7 million, or 33.3%, to $82.8 million for fiscal 2009. The sales increase was primarily attributable to price increases related to increased material costs and expansion of sales of existing product lines, including specialty chemical products, to new and existing customers.

Gross Profit

Gross profit was $62.4 million, or 22.0% of sales, for fiscal 2009, as compared to $38.5 million, or 20.6% of sales, for fiscal 2008. LIFO charges reduced gross profit by $10.0 million in fiscal 2009 and $1.3 million in fiscal 2008. To more accurately reflect their underlying nature, certain expenses that were classified as selling, general and administrative expenses in fiscal 2008 are now classified as cost of sales in fiscal 2009. These expenses totaled $3.5 million in fiscal 2008.

Industrial Segment. Gross profit for the Industrial segment was $41.5 million, or 20.6% of sales, for fiscal 2009, as compared to $19.8 million, or 15.9% of sales, for fiscal 2008. The increases in gross profit and gross profit margin as a percent of sales were primarily driven by the sale of lower-cost inventory on hand in a period of rapidly escalating market prices and, to a lesser degree, an increase in profits and volumes on certain products where we had the inventory to meet escalating demand from current and new customers during a period of constrained supply. This was partially offset by a decrease in demand for lower-margin products sold into the agricultural markets during the second half of fiscal 2009 as compared to the second half of fiscal 2008. Additionally, charges related to the LIFO method of valuing inventory negatively impacted gross profit in this segment by $6.9 million in fiscal 2009, as compared to $0.9 million in fiscal 2008.

Water Treatment Segment. Gross profit for the Water Treatment segment was $21.0 million, or 25.3% of sales, for fiscal 2009, as compared to $18.7 million, or 30.2% of sales, for fiscal 2008. The increase in gross profit was primarily driven by the sale of lower-cost inventory on hand and increased demand for specialty chemical products. The decrease in gross profit margin as a percent of sales was due to increased raw material costs. Additionally, charges related to the LIFO method of valuing inventory negatively impacted gross profit in this segment by $3.1 million in fiscal 2009, as compared to $0.4 million in fiscal 2008.

Selling, General and Administrative Expenses

SG&A expenses were $25.1 million, or 8.8% of sales, for fiscal 2009, as compared to $26.5 million, or 14.2% of sales, for fiscal 2008. The decrease in expense in fiscal 2009 was primarily due to the reclassification of certain expenses as cost of sales in fiscal 2009, which were classified as SG&A in fiscal 2008. These expenses totaled $3.5 million in fiscal 2008. Additionally, SG&A expenses were reduced by the reduction of contractor and consulting fees related to our implementation of an Enterprise Resource Planning (“ERP”) system and approximately $0.3 million of non-recurring acquisition-related expenses associated with the Trumark acquisition recorded in the first quarter of fiscal 2008. These reductions were partially offset by increased variable pay expenses that we paid as a result of the higher profitability levels achieved in fiscal 2009.

Operating Income

Operating income was $37.3 million, or 13.1% of sales, for fiscal 2009, as compared to $12.0 million, or 6.4% of sales, for fiscal 2008. Of the fiscal 2009 increase of $25.3 million, $23.2 million was attributable to the Industrial segment, and $2.1 million was attributable to the Water Treatment segment. The increases were driven primarily by higher than usual profits on certain products due to the sale of lower-cost inventory during a period of rapidly escalating commodity chemical prices and higher margins caused by supply constraints for certain products as well as higher volumes of sales of higher value manufactured and specialty chemical products which were driven by increased demand. Shortages of certain raw materials in our Industrial segment restricted the ability of certain competitors to meet their customers’ product requirements, while our inventory position allowed us to meet the requirements of our current customer base and to expand our business and to add additional customers.

Investment Income

Investment income was $0.3 million for fiscal 2009, as compared to $1.3 million for fiscal 2008. The decrease was primarily due to lower average investment balances during the year due to higher working capital requirements and capacity expansion projects initiated during fiscal 2009. The decrease was also attributable to lower yields on investment balances in the current year as compared to the prior year.

Provision for Income Taxes

Our effective income tax rate was 37.8% for fiscal 2009 compared to 36.4% for fiscal 2008. The higher effective tax rate for fiscal 2009 as compared to fiscal 2008 was primarily due to the increase in pre-tax income subject to higher marginal income tax rates and the reversal of a valuation allowance and tax contingency reserve in fiscal 2008.

Liquidity and Capital Resources

Cash provided by operations in fiscal 2010 was $38.8 million compared to $24.4 million in fiscal 2009 and $12.2 million in fiscal 2008. The increase in cash provided by operating activities in fiscal 2010 from fiscal 2009 was primarily due to fluctuations in working capital balances and higher deferred tax liabilities. Lower working capital balances provided $0.8 million in cash in fiscal 2010 whereas higher working capital balances used $8.4 million in cash in fiscal 2009. The net decrease in working capital balances in fiscal 2010 was primarily due to declining commodity chemical costs and the resulting decrease in selling prices which resulted in lower accounts receivable balances partially offset by a lower income tax payable balance due to the timing of tax payments. The increase in cash provided by operating activities in fiscal 2009 from fiscal 2008 was primarily due to the higher earnings reported in fiscal 2009. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.

Cash and investments available-for-sale of $53.7 million at March 28, 2010 increased by $24.1 million as compared with March 29, 2009, primarily due to the increase in cash generated from operations that was partially offset by capital expenditures and dividend payments. Investments available-for-sale as of March 28, 2010 consisted of certificates of deposit with maturities ranging from three months to two years. The $29.5 million balance at March 29, 2009 consisted entirely of cash and cash equivalents.

Capital Expenditures

Capital expenditures were $8.3 million in fiscal 2010, $14.2 million in fiscal 2009 and $5.8 million in fiscal 2008. The total capital expenditures in fiscal 2010 for our new facilities projects were approximately $2.5 million compared to $7.5 million in fiscal 2009. Additional significant capital expenditures during fiscal 2010 consisted of approximately $1.3 million for business expansion and process improvement projects, $1.5 million for other facility, regulatory and safety improvements and $1.6 million for new and replacement route sales trucks for the Water Treatment segment. We expect that recurring capital expenditures for storage, facilities improvements, returnable containers, and route sales trucks in fiscal 2011 will be comparable with the fiscal 2010 spend rate, although we are projecting capital spending for regulatory security and safety compliance will increase by approximately $3.0 million over the spend rate for these categories in fiscal 2010.We expect our cash flows from operations will be sufficient to fund our capital expenditures in fiscal 2011.

Dividends

During the second quarter of fiscal 2010, our Board of Directors increased our semi-annual cash dividend by 7.7% to $0.28 per share from $0.26 per share. In addition, due to the Company’s strong financial performance in fiscal 2009 and strong cash position, the Board of Directors authorized a special dividend of $0.10 per share to be paid concurrently with the semi-annual regular dividend in October 2009. We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments due by period
(In thousands) Contractual Obligation	2011	2012	2013	2014	2015	More than 5 Years	Total
Operating lease obligations	$631	$638	$652	$661	$664	$4,280	$7,526

Critical Accounting Policies

In preparing the financial statements, we follow U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We consider the following policies to involve the most judgment in the preparation of our financial statements.

Revenue Recognition – We recognize revenue when there is evidence that the customer has agreed to purchase the product, the price and terms of the sale are fixed, the product has shipped and title passes to our customer, performance has occurred, and collection of the receivable is reasonably assured.

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

LIFO Reserve – Inventories are primarily valued at the lower of cost or market with cost being determined using the LIFO method. We may incur significant fluctuations in our gross margins due primarily to changes in the cost of a single, large-volume component of inventory. The price of this inventory component may fluctuate depending on the balance between supply and demand. Management reviews the LIFO reserve on a quarterly basis.

Impairment of Long-Lived Assets – We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment and intangible assets subject to amortization, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. We periodically review the appropriateness of the estimated useful lives of our long-lived assets. Changes in these estimates could have a material effect on the assessment of long-lived assets subject to amortization. There were no triggering events that required material assets to be evaluated for impairment during fiscal 2010.

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

Recently Issued Accounting Pronouncements

See Item 8, “Note 1 – Nature of Business and Significant Accounting Policies” of the Notes to Financial Statements for information regarding recently adopted accounting standards or accounting standards to be adopted in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hawkins, Inc.:

We have audited the accompanying balance sheet of Hawkins, Inc. (the Company) as of March 28, 2010, and the related statements of income, shareholders’ equity, and cash flows for the year ended March 28, 2010. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the Index at Item 15, as of and for the year ended March 28, 2010. We also have audited the Company’s internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawkins, Inc. as of March 28, 2010, and the results of its operations and its cash flows for the year ended March 28, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein as of and for the year ended March 28, 2010. Furthermore, in our opinion, Hawkins, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota
June 4, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hawkins, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheet of Hawkins, Inc. (the “Company”) as of March 29, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended March 29, 2009. These financial statements are the responsibility of the Company’s management. Our audits also included the financial statement schedule listed in the Index at Item 15. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2009, and the results of their operations and their cash flows for each of the two years in the period ended March 29, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
June 5, 2009

HAWKINS, INC. BALANCE SHEETS

(In thousands, except share data)	March 28, 2010	March 29, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,772	$29,536
Investments available-for-sale	25,928	—
Trade receivables – less allowance for doubtful accounts: $300 for 2010 and $350 for 2009	24,832	28,883
Inventories	21,327	19,951
Income taxes receivable	4,430	1,728
Prepaid expenses and other current assets	2,209	2,147
Assets held for sale	—	1,890
Total current assets	97,498	84,135

PROPERTY, PLANT, AND EQUIPMENT:
Land	1,840	1,820
Buildings and improvements	39,235	36,684
Machinery and equipment	28,476	25,645
Transportation equipment	11,933	10,577
Office furniture and equipment including computer systems	11,237	11,030
	92,721	85,756
Less accumulated depreciation and amortization	44,965	40,136
Net property, plant, and equipment	47,756	45,620

OTHER ASSETS:
Goodwill and intangible assets – less accumulated amortization: $851 for 2010 and $2,556 for 2009	4,839	6,440
Long-term investments	8,972	—
Other	1,228	95
Total other assets	15,039	6,535
	$160,293	$136,290

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable–trade	$13,940	$14,426
Dividends payable	2,879	2,666
Accrued payroll and employee benefits	7,908	8,212
Deferred income taxes	3,364	—
Container deposits	924	946
Other accruals	1,592	1,586
Total current liabilities	30,607	27,836

OTHER LONG-TERM LIABILITIES	633	604

DEFERRED INCOME TAXES	7,555	4,120

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,253,458 and 10,246,458 shares issued and outstanding for 2010 and 2009, respectively	513	512
Additional paid-in capital	39,027	38,368
Retained earnings	81,921	64,860
Accumulated other comprehensive income (loss)	37	(10)
Total shareholders’ equity	121,498	103,730
	$160,293	$136,290

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF INCOME

	Fiscal Year Ended
(In thousands, except share and per-share data)	March 28, 2010	March 29, 2009	March 30, 2008

Sales	$257,099	$284,356	$186,664

Cost of sales	(192,654)	(221,936)	(148,136)

Gross profit	64,445	62,420	38,528

Selling, general and administrative expenses	(25,605)	(25,083)	(26,524)

Operating income	38,840	37,337	12,004

Investment income	286	338	1,341

Income from continuing operations before income taxes	39,126	37,675	13,345

Provision for income taxes	(15,388)	(14,251)	(4,857)

Income from continuing operations	23,738	23,424	8,488

Income from discontinued operations, net of tax	109	340	622

Net income	$23,847	$23,764	$9,110

Weighted average number of shares outstanding-basic	10,250,978	10,243,970	10,213,225

Weighted average number of shares outstanding-diluted	10,282,993	10,249,027	10,214,387

Basic earnings per share
Earnings per share from continuing operations	$2.32	$2.29	$0.83
Earnings per share from discontinued operations	0.01	0.03	0.06
Basic earnings per share	$2.33	$2.32	$0.89

Diluted earnings per share
Earnings per share from continuing operations	$2.31	$2.29	$0.83
Earnings per share from discontinued operations	0.01	0.03	0.06
Diluted earnings per share	$2.32	$2.32	$0.89

Cash dividends declared per common share	$0.66	$0.52	$0.48

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital			Total Shareholders’ Equity
	Common Stock			Retained Earnings
(In thousands, except share data)	Shares	Amount

BALANCE—April 1, 2007	10,171,496	$509	$37,242	$42,241	$(14)	$79,978

Cash dividends				(4,923)		(4,923)
Shares surrendered for payroll taxes	(17,626)	(1)	(258)			(259)
Restricted stock compensation			523			523
Vesting of restricted stock	45,257	2	(2)			—
Acquisition of Trumark	40,331	2	586			588
Comprehensive income:
Unrealized loss on available-for-sale investments, net of tax					(2)	(2)
Unrealized gain on post-retirement plan liability, net of tax					6	6
Net income				9,110		9,110
Comprehensive income						9,114

BALANCE—March 30, 2008	10,239,458	512	38,091	46,428	(10)	85,021

Cash dividends				(5,332)		(5,332)
Stock compensation expense			277			277
Vesting of restricted stock	7,000	—	—			—
Comprehensive income:
Adjustment for sale of securities, net of tax					6	6
Unrealized loss on post-retirement plan liability, net of tax					(6)	(6)
Net income				23,764		23,764
Comprehensive income						23,764

BALANCE—March 29, 2009	10,246,458	512	38,368	64,860	(10)	103,730

Cash dividends				(6,786)		(6,786)
Stock compensation expense			659			659
Vesting of restricted stock	7,000	1				1
Comprehensive income:
Unrealized gain on available-for-sale investments, net of tax					66	66
Unrealized loss on post-retirement plan liability, net of tax					(19)	(19)
Net income				23,847		23,847
Comprehensive income						23,894

BALANCE—March 28, 2010	10,253,458	$513	$39,027	$81,921	$37	$121,498

See accompanying notes to financial statements.

HAWKINS, INC.
STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	March 28, 2010	March 29, 2009	March 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,847	$23,764	$9,110
Reconciliation to cash flows:
Depreciation and amortization	6,292	5,581	5,249
Deferred income taxes	7,152	3,046	678
Stock compensation expense	659	277	523
Loss (gain) on sale of investments	—	16	(247)
Loss from property disposals	12	114	91
Changes in operating accounts (using) providing cash:
Trade receivables	4,050	(5,095)	(3,010)
Inventories	514	(7,830)	(959)
Accounts payable	(462)	1,844	119
Accrued liabilities	(322)	2,765	645
Income taxes	(2,404)	(176)	(375)
Other	(556)	123	381
Net cash provided by operating activities	38,782	24,429	12,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(8,331)	(14,211)	(5,778)
Purchases of investments	(41,240)	—	—
Sale and maturities of investments	6,450	2,841	14,069
Proceeds from property disposals	148	93	94
Acquisition of Trumark	—	—	(5,963)
Net cash (used in) provided by investing activities	(42,973)	(11,277)	2,422

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,573)	(5,125)	(4,711)
Net cash used in financing activities	(6,573)	(5,125)	(4,711)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,764)	8,027	9,916

CASH AND CASH EQUIVALENTS
Beginning of period	29,536	21,509	11,593

CASH AND CASH EQUIVALENTS
End of period	$18,772	$29,536	$21,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$10,654	$11,588	$4,900

Noncash investing activities:
Capital expenditures in accounts payable	$1,118	$1,142	$341
Stock issued for acquisition of Trumark	$—	$—	$588

See accompanying notes to financial statements.

HAWKINS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—We have two reportable segments: Industrial and Water Treatment. The Industrial Group operates our Industrial segment and specializes in providing industrial chemicals, products and services to the agriculture, energy, electronics, food, chemical processing, pulp and paper, pharmaceutical, medical device and plating industries. The group also manufactures and sells certain food-grade products, including our patented Cheese Phos® liquid phosphate, lactates and other blended products. The Water Treatment Group operates our Water Treatment segment and specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The group has the resources and flexibility to treat systems ranging in size from a small single well to a multi-million gallon-per-day facility.

Fiscal Year—Our fiscal year is a 52/53-week year ending on the Sunday closest to March 31. The fiscal years ended March 28, 2010 (“fiscal 2010”), March 29, 2009 (“fiscal 2009”), and March 30, 2008 (“fiscal 2008”) were 52-week years. Our fiscal year ending April 3, 2011 (“fiscal 2011”) will be a 53-week year.

Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition—We recognize revenue when there is evidence that the customer has agreed to purchase the product, the price and terms of the sale are fixed, the product has shipped and title passes to our customer, performance has occurred, and collection of the receivable is reasonably assured.

Shipping and Handling—All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and handling of products are included in cost of sales.

Fair Value Measurements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standard codified in ASC 820 “Fair Value Measurements and Disclosures”. This standard provides a single definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under this standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

We adopted the standard as amended by subsequent FASB standards at the beginning of fiscal 2009 with respect to fair value measurements of financial assets and liabilities and the beginning of fiscal 2010 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually).

The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include marketable securities. There were no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis subsequent to the effective date of this standard. The adoption did not have a material impact on our financial condition, results of operations or cash flows.

Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

Level 1: Valuation is based on observable inputs such as quoted market prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Valuation is based on inputs such as quoted market prices for similar assets or liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Cash Equivalents—Cash equivalents include all liquid debt instruments (primarily cash funds, money market accounts and certificates of deposit) purchased with an original maturity of three months or less. The balances maintained at financial institutions may, at times, exceed federally insured limits.

Investments—Available-for-sale securities consist of certificates of deposit and are valued at current market value, with the resulting unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Trade Receivables and Concentrations of Credit Risk—Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. There are no concentrations of business transacted with a particular customer or sales from a particular service or geographic area that would significantly impact us in the near term. To reduce credit risk, we routinely assess the financial strength of our customers. We record an allowance for doubtful accounts; reducing our receivables to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic evaluations of our customers’ financial condition. We invest our excess cash balances at times in certificates of deposit and a money market account at two separate financial institutions where the cash balances may exceed federally insured limits. The institutions are two of the largest commercial banking institutions in the country and both have maintained a AA credit rating.

Inventories—Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (“LIFO”) method. The cost of the March 29, 2009 inventory balance of $1.9 million and classified as assets held for sale, related to the discontinued operations of the Pharmaceutical segment was determined using the first-in, first-out (“FIFO”) method.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No material long-lived assets were determined to be impaired during fiscal 2010, 2009, or 2008.

Goodwill and Identifiable Intangible Assets—Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, which should be recorded. In the second step, an impairment loss would be recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The fair value of the reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control.

Our primary identifiable intangible assets include customer lists, trade secrets, non-compete agreements, trademarks, and trade names acquired in previous business acquisitions. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 13 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter of fiscal 2010 and determined that the reporting unit’s fair value exceeded its carrying value. Accordingly, step two of the impairment analysis was not required. We also completed an impairment test of intangible assets not subject to amortization during the fourth quarter, in which the fair value exceeded the carrying amount. Additionally, no impairment charges were required for fiscal 2009 or 2008.

Income Taxes—In the preparation of our financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the statements of income.

The effect of income tax positions are recognized only if those positions are more likely than not of being sustained. Changes in recognition or measurement are made as facts and circumstances change.

Stock-Based Compensation—We account for stock-based compensation on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in expense over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. Non-vested share awards are recorded as compensation expense over the requisite service periods based on the market value on the date of grant.

Earnings Per Share—Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS are computed by dividing net income by the weighted-average number of common shares outstanding including the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	March 28, 2010	March 29, 2009	March 30, 2008

Weighted average common shares outstanding – basic	10,250,978	10,243,970	10,213,225
Dilutive impact of stock options, performance units, and restricted stock	32,015	5,057	1,162
Weighted average common shares outstanding – diluted	10,282,993	10,249,027	10,214,387

Stock options totaling 70,665 in fiscal 2010 and 61,332 in fiscal 2009 have been excluded from the calculation of diluted EPS because the effect of including the shares would be anti-dilutive. There were no stock options outstanding during fiscal 2008.

Derivative Instruments and Hedging Activities—We do not have any freestanding or embedded derivatives and it is our policy to not enter into contracts that contain them.

Recently Issued Accounting Pronouncements—In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification™ (“ASC”) and amended the hierarchy of GAAP such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). This standard was effective for us in the third quarter of fiscal 2010. This standard did not have an impact on our consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

2.	DISCONTINUED OPERATIONS

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. On May 22, 2009 the majority of the inventory was sold for cash of approximately $1.6 million which approximated its carrying value. The remaining inventory, with a carrying value of approximately $0.1 million, was sold during fiscal 2010. The agreement provides for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3.7 million. We have no significant remaining obligations to fulfill under the agreement. We have recorded a receivable of approximately $1.7 million, equal to the carrying value of the assets that were related to this business. We estimate that the first year payment under the agreement due in July 2010 will be approximately $0.7 million and we have classified this portion of the receivable as current on the fiscal 2010 balance sheet. Amounts received in excess of the approximately $1.7 million will be recorded as a gain on sale of discontinued operations in future periods. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented. The Pharmaceutical segment inventories as of March 29, 2009 were classified as held for sale.

3.	CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 28, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. No available-for-sale securities existed at March 29, 2009.

Description	March 28,
(In thousands)	2010	Level 1	Level 2	Level 3
Assets:
Cash	$18,661	$18,661	$—	$—
Certificates of deposit	34,900	—	34,900	—
Money market securities	111	111	—	—

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the Balance Sheets. As of March 28, 2010, the CD’s in current assets have a fair value of $25.9 million, and in noncurrent assets, the CD’s have a fair value of $9.0 million.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of March 28, 2010.

The contractual maturities of available-for-sale securities at March 28, 2010 are shown in the table below.

(In thousands)	Amortized Cost	Fair Value	Unrealized Gains
Within one year	$25,890	$25,928	$38
Between one and two years	8,900	8,972	72
Total available-for-sale securities	$34,790	$34,900	$110

Realized gains and losses were not material for fiscal 2010 and fiscal 2009; we recognized $0.2 million in gains during fiscal 2008.

4.	INVENTORIES

Inventories at March 28, 2010 and March 29, 2009 consisted of the following:

(In thousands)	2010	2009
Finished goods (FIFO basis)	$23,258	$34,479
LIFO reserve	(1,931)	(14,528)
Net inventory	$21,327	$19,951

The FIFO value of inventories accounted for under the LIFO method were $23.1 million at March 28, 2010 and $34.3 million at March 29, 2009. The remainder of the inventory was valued and accounted for under the FIFO method.

We decreased the LIFO reserve by $12.6 million in fiscal 2010 and increased the reserve by $10.0 million in fiscal 2009 due primarily to significant changes in inventory costs in both years, as well as changes in inventory product mix.

5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

The carrying amount of goodwill for fiscal 2010 and 2009 was $1.2 million.

Intangible assets consist primarily of customer lists, trade secrets and non-compete agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. Identifiable intangible assets with a net book value of $1.4 million at March 29, 2009 were related to the Pharmaceutical segment transaction discussed in “Note 2 – Discontinued Operations”. A summary of our intangible assets as of March 28, 2010 and March 29, 2009 were as follows:

	2010
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets	$3,259	$(851)	$2,408
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$4,486	$(851)	$3,635

	2009
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets	$6,565	$(2,556)	$4,009
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$7,792	$(2,556)	$5,236

Intangible asset amortization expense was $0.2 million during fiscal 2010, $0.5 million during fiscal 2009, and $0.4 million during fiscal 2008.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2011	2012	2013	2014	2015

Estimated amortization expense	$242	$242	$220	$215	$215

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	2010	2009	2008
Unrealized gain (loss) on:
Available-for-sale investments	$66	$—	$(6)
Post-retirement plan liability adjustments	(29)	(10)	(4)
Accumulated other comprehensive income (loss)	$37	$(10)	$(10)

7.	PROFIT SHARING, EMPLOYEE STOCK OWNERSHIP PLAN, AND SHARE-BASED PAYMENT AWARDS

Profit Sharing and Employee Stock Ownership Plans. Effective April 1, 2009, we converted our defined contribution pension plan covering substantially all of our non-bargaining employees to a profit sharing plan. It is our policy to fund all costs accrued. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Our cost for the profit sharing and pension plan was 15% of each employee’s covered compensation in each of the fiscal years 2010, 2009 and 2008.

We have an employee stock ownership plan (“ESOP”) covering substantially all of our non-bargaining employees, excluding our executive officers. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Our cost for the ESOP was 5% of each employee’s covered compensation in each of the fiscal years 2010, 2009 and 2008.

We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees, excluding officers. We match 75% of each employee’s contribution, up to a maximum of $375.00 per month, on a monthly basis.

The following represents the contribution expense for the profit sharing and pension, ESOP, and ESPP plans:

Benefit Plan	2010	2009	2008
(In thousands)
Profit sharing and pension plan	$2,844	$2,669	$2,389
ESOP	899	855	791
ESPP	650	638	608
Total contribution expense	$4,393	$4,162	$3,788

Amounts charged to pension expense and contributed to union multi-employer pension plans were $0.4 million for fiscal 2010 and fiscal 2009 and $0.3 million for fiscal 2008.

Stock Option Awards. Our Board of Directors approved a long-term incentive equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This long-term incentive arrangement provides for the grant of nonqualified stock options that vest at the end of a three-year period and expire no later than 10 years after the grant date. We used the Black-Scholes valuation model to estimate the fair value of the options at grant date based on the following assumptions:

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

The following table represents the stock option activity for fiscal 2010:

(In thousand, except share data)	Shares	Weighted- Average Exercise Price	Exercisable	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	61,332	$15.43	—
Granted	70,665	19.90	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at end of period	131,997	$17.82	—	1.70	$2,607

Annual expense related to the value of stock options was $0.1 million for fiscal 2010 and fiscal 2009. The weighted-average grant date fair value of options was estimated to be $4.33 and $2.95 for options granted in fiscal 2010 and fiscal 2009, respectively.

Performance-Based Restricted Stock Units. Our Board of Directors approved a performance-based equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 26,500 shares in the aggregate. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

On June 10, 2009 and May 13, 2008, we awarded performance-based restricted stock units to our executive officers under this arrangement. The following table represents the restricted stock activity for fiscal 2010:

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	—	$—
Granted	23,000	19.90
Vested	—	—
Forfeited or expired	—	—
Outstanding at end of period	23,000	$19.90

We recorded compensation expense related to the shares issued for fiscal 2009 and the potential issuance of shares for fiscal 2010 of approximately $0.4 million for fiscal 2010 and $0.1 million for fiscal 2009. Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price, which was $19.90 per share on June 10, 2009.

Restricted Stock Awards. As part of their retainer, the Board of Directors receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2010:

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at beginning of period	7,000	$14.53
Granted	6,000	18.68
Vested	(7,000)	14.53
Forfeited or expired	—	—
Outstanding at end of period	6,000	$18.68

Annual expense related to the value of restricted stock was $0.1 million for fiscal 2010, fiscal 2009 and fiscal 2008.

On December 15, 2006, we issued 45,257 shares of restricted stock to certain employees of Hawkins. The restricted stock awards were recorded as compensation expense over the requisite vesting period, which was one year of service, based on the market value on the date of grant. The grant date fair value on December 15, 2006 was $14.09. The shares became fully vested on December 15, 2007. Restricted stock expense related to this grant was $0.5 million for fiscal 2008.

We do not currently offer any other significant post-retirement or post-employment benefits.

8.	COMMITMENTS AND CONTINGENCIES

Leases—We have various operating leases for trucks and land and buildings on which some of our operations are located. Future minimum lease payments due under operating leases with an initial term of one year or more at March 28, 2010 are as follows:

(In thousands)	2011	2012	2013	2014	2015	Thereafter
Minimum lease payment	$631	$638	$652	$661	$664	$4,280

Total rental expense for the fiscal years 2010, 2009 and 2008 were as follows:

	2010	2009	2008
(In thousands)
Minimum rentals	$577	$538	$402
Contingent rentals	102	106	99
Total rental expense	$679	$644	$501

Litigation—We are a party from time to time in various legal proceedings arising in the ordinary course of our business. None of the pending proceedings are expected to have a material effect on us.

Asset Retirement Obligations—We have two leases of land, and at the end of the lease term (currently 2018 if the leases are not renewed), we have a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: the leases do not expire in the near future; we have a history of extending the leases with the lessor and currently intend to do so at expiration of this lease period; the lessor does not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with ASC 410-20, “Asset Retirement and Environmental Obligations,” we have not recorded an asset retirement obligation as of March 28, 2010. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

9.	INCOME TAXES

The provisions for income taxes for fiscal years 2010, 2009 and 2008 are as follows:

	2010	2009	2008
(In thousands)
Federal - current	$6,601	$8,874	$3,290
State - current	1,634	2,331	889
Deferred	7,152	3,046	678
Total provision	$15,387	$14,251	$4,857

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below.

	2010	2009	2008
(In thousands)
Statutory federal income tax	$13,702	$13,212	$4,729
State income taxes, net of federal deduction	1,938	1,908	652
Tax-exempt income	—	(4)	(6)
ESOP dividend deduction on allocated shares	(375)	(290)	(259)
Domestic production deduction	(245)	(385)	(105)
Other - net	367	(190)	(154)
Total	$15,387	$14,251	$4,857

The tax effects of items comprising our net deferred tax asset (liability) as of March 28, 2010 and March 29, 2009 are as follows:

(In thousands)	2010	2009

Deferred tax assets:
Trade receivables	$120	$137
Inventories	—	457
Accruals	720	695
Other	172	39
Total deferred tax assets	$1,012	$1,328

Deferred tax liabilities:
Inventories	$(3,696)	$—
Prepaid	(355)	(343)
Excess of tax over book depreciation	(7,743)	(4,340)
Amortization of intangibles	(136)	(82)
Total deferred tax liabilities	$(11,930)	$(4,765)

Net deferred tax liabilities	$(10,918)	$(3,437)

As of March 28, 2010, the Company has determined that it is more likely than not that the deferred tax assets at March 28, 2010 will be realized either through future taxable income or reversals of taxable temporary differences.

As of March 28, 2010 and March 29, 2009, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years beginning with 2006 remain open to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

10.	SEGMENT INFORMATION

We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given our nature, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer’s revenues amount to 10% or more of our revenue. No single customer represents 10% or more of either of our segments’ sales. Sales are primarily within the United States and all assets are located within the United States.

	Water
Reportable Segments	Industrial	Treatment	Total
(In thousands)
Fiscal Year Ended March 28, 2010:
Sales	$174,901	$82,198	$257,099
Gross profit	37,288	27,157	64,445
Operating income	20,937	17,903	38,840

Identifiable assets*	$79,602	$19,152	$98,754

Fiscal Year Ended March 29, 2009:
Sales	$201,596	$82,760	$284,356
Gross profit	41,466	20,954	62,420
Operating income	25,520	11,817	37,337

Identifiable assets*	$78,083	$20,896	$98,979

Fiscal Year Ended March 30, 2008:
Sales	$124,597	$62,067	$186,664
Gross profit	19,796	18,732	38,528
Operating income	2,318	9,686	12,004

Identifiable assets*	$56,199	$19,173	$75,372

*

Unallocated assets consisting primarily of cash and cash equivalents, investments and prepaid expenses were $60.5 million at March 28, 2010, $33.4 million at March 29, 2009 and $28.1 million at March 30, 2008. Additionally, assets associated with the discontinued operations of the Pharmaceutical segment were $1.0 million at March 28, 2010 and $3.9 million at March 29, 2009.

11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)
	Fiscal 2010
	First	Second	Third	Fourth

Sales	$73,586	$64,976	$60,627	$57,910
Gross profit	15,856	17,416	15,855	15,318
Operating income	9,501	10,848	9,408	9,083
Income from continuing operations	5,944	6,665	5,595	5,534
Income from discontinued operations, net of tax	109	—	—	—
Net income	$6,053	$6,665	$5,595	$5,534
Basic net income per share	$0.59	$0.65	$0.55	$0.54
Diluted net income per share	$0.59	$0.65	$0.54	$0.54

	Fiscal 2009
	First	Second	Third	Fourth

Sales	$62,554	$78,463	$75,555	$67,784
Gross profit	13,441	17,320	18,102	13,557
Operating income	7,408	11,254	11,196	7,479
Income from continuing operations	4,741	6,875	6,923	4,885
Income from discontinued operations, net of tax	135	(52)	50	207
Net income	$4,876	$6,823	$6,973	$5,092
Basic net income per share	$0.48	$0.67	$0.68	$0.50
Diluted net income per share	$0.48	$0.67	$0.68	$0.50

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 28, 2010, based on the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 28, 2010.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 28, 2010. That attestation report is set forth immediately following this management report.

/s/ John R. Hawkins	/s/ Kathleen P. Pepski

John R. Hawkins	Kathleen P. Pepski
Chief Executive Officer	Vice President, Chief Financial Officer, and Treasurer
June 4, 2010	June 4, 2010

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On June 2, 2010, we entered into a Retention Bonus Agreement with John R. Hawkins, our Chief Executive Officer. The Retention Bonus Agreement provides that we will pay to Mr. Hawkins a retention bonus in the amount of $680,000 so long as: (1) Mr. Hawkins remains actively employed with the Company from the date of the agreement through June 2, 2013, (2) Mr. Hawkins’s separation from service occurs thereafter for any reason other than for Cause; and (3) Mr. Hawkins signs and does not rescind a release of claims in a form prescribed by the Company.

“Cause” is defined in the Retention Bonus Agreement as Mr. Hawkins’s: (1) willful and material failure or refusal to carry out any reasonable directive of the Board, (2) any willful and material failure during his employment to comply with any material policy, rule or code of conduct generally applicable to employees of the Company or to management employees of the Company, which failure is materially and demonstratively injurious to the financial condition or business reputation of the Company, (3) embezzlement or misappropriation of Company funds or any other willful act or omission which is materially injurious to the financial condition or business reputation of the Company, or (4) conviction or confession of an act or acts constituting a felony related to the business of the Company or which is materially injurious to the financial condition or business reputation of the Company. The circumstances in items (1) or (2) will only constitute Cause if the Company provides written notice to Mr. Hawkins and he does not cure within 30 days following the notice.

In the event Mr. Hawkins’s employment terminates prior to June 2, 2013 due to termination initiated by the Company without Cause or due to Mr. Hawkins’s death, the retention bonus will become fully vested and payable, provided the release condition set forth above has been satisfied. The retention bonus will be paid in substantially equal installments over a period of three years.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 28, 2010 (the “2010 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to Hawkins’ Proxy Statement, no other portions of the 2010 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, their ages and offices held, as of May 31, 2010 are set forth below:

Name	Age	Office

John R. Hawkins	58	Chief Executive Officer

Patrick H. Hawkins	39	President

Kathleen P. Pepski	55	Vice President, Chief Financial Officer, and Treasurer

Mark A. Beyer	48	Vice President – Operations

Richard G. Erstad	46	Vice President, General Counsel and Secretary

Theresa R. Moran	47	Vice President – Quality and Support

Keenan A. Paulson	60	Vice President – Water Treatment Group

John R. Sevenich	52	Vice President – Industrial Group

John R. Hawkins has been the Company’s Chief Executive Officer since 2000 and was Chairman of the Board from 2000 to 2005. He was President and Chief Operating Officer from 1998 to 2000 and was Secretary from 1991 to 1999. He was an Executive Vice President from 1997 to 1998 and Vice President of Sales from 1987 to 1997.

Patrick H. Hawkins was appointed to the newly created position of President of the Company effective with the beginning of our fiscal year 2011. He joined the Company in 1992 and served most recently as Business Director – Food and Pharmaceuticals, a position he held from 2009 to 2010. Previously he served as Business Manager – Food and Co-Extrusion Products from 2007 to 2009 and Sales Representative – Food Ingredients from 2002 to 2007. He previously served the Company in various other capacities, including Plant Manager, Quality Director and Technical Director.

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

Mark A. Beyer has been the Company’s Vice President of Operations since September 2009. Mr. Beyer previously held operations leadership positions with Boston Scientific Corporation, a medical device manufacturer, and General Mills, Inc., a diversified food company. He was self-employed as a consultant from January 2005 to September 2009.

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

Theresa R. Moran has been the Company’s Vice President—Quality and Support since February 2010. Since joining the Company in 1981, Ms. Moran has served the Company in a variety of positions, including Administration Operations Manager from 1999 to 2007 and most recently as Director—Process Improvement, a position she held from 2007 until the time of her promotion.

Keenan A. Paulson has been the Company’s Vice President—Water Treatment Group since May 2000. Prior to attaining this position, Ms. Paulson held various positions during her 37-year career with the Company, most recently as its Water Treatment General Manager.

John R. Sevenich has been the Company’s Vice President—Industrial Group since May 2000. He was the Business Unit Manager of Manufacturing from 1998 to 2000 and was a Sales Representative with the Company from 1989 to 1998.

“Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2010 Proxy Statement are incorporated herein by reference.

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

“Compensation of Executive Officers and Directors” of the 2010 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2010 Proxy Statement are incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

“Election of Directors” and “Related Party Transactions” of the 2010 Proxy Statement are incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

“Independent Registered Public Accounting Firm’s Fees” of the 2010 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms.

Balance Sheets at March 28, 2010 and March 29, 2009.

Statements of Income for the fiscal years ended March 28, 2010, March 29, 2009, and March 30, 2008.

Statements of Shareholders’ Equity for the fiscal years ended March 28, 2010, March 29, 2009, and March 30, 2008.

Statements of Cash Flows for the fiscal years ended March 28, 2010, March 29, 2009, and March 30, 2008.

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

The following financial statement schedule for the fiscal years 2010, 2009 and 2008.

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

Date:	June 4, 2010	HAWKINS, INC.

		By	/s/ John R. Hawkins
John R. Hawkins, Chief Executive Officer

POWER OF ATTORNEY

          Each of the undersigned directors of the Company, does hereby make, constitute and appoint John R. Hawkins and Kathleen P. Pepski, and either of them, the undersigned’s true and lawful attorney-in-fact and agent, acting alone, with full power of substitution, for the undersigned and in the undersigned’s name, place and stead, to sign and affix the undersigned’s name as such director of the Company, in any and all capacities, to any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, and either of them, full power and authority to do and perform each and every act necessary or incidental to the performance and execution of the powers herein expressly granted.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on the date set forth beside their signature.

/s/ John R. Hawkins	Date:	June 4, 2010
John R. Hawkins, Chief Executive Officer (Principal Executive Officer) and Director

/s/ Kathleen P. Pepski	Date:	June 4, 2010
Kathleen P. Pepski, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon	Date:	June 4, 2010
John S. McKeon, Director, Chairman of the Board

/s/ Duane M. Jergenson	Date:	June 4, 2010
Duane M. Jergenson, Director

/s/ Daryl I. Skaar	Date:	June 4, 2010
Daryl I. Skaar, Director

/s/ James A. Faulconbridge	Date:	June 4, 2010
James A. Faulconbridge, Director

/s/ James T. Thompson	Date:	June 4, 2010
James T. Thompson, Director

/s/ Jeffrey L. Wright	Date:	June 4, 2010
Jeffrey L. Wright, Director

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED MARCH 28, 2010, MARCH 29, 2009, AND MARCH 30, 2008
(In thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged To Other Accounts	Deductions Write-Offs	Balance at End of Year

Reserve deducted from asset to which it applies:

Year Ended March 28, 2010: Allowance for doubtful accounts	$350	$(29)	$—	$21	$300

Year Ended March 29, 2009: Allowance for doubtful accounts	$225	$230	$—	$105	$350

Year Ended March 30, 2008: Allowance for doubtful accounts	$225	$18	$—	$18	$225

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Second Restated Articles of Incorporation as amended through February 27, 2001. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
10.1	Retention Bonus Agreement with John R. Hawkins	Filed Electronically
10.2	Description of Consulting Arrangement with John S. McKeon. (3)	Incorporated by Reference
10.3	Hawkins, Inc. 2004 Omnibus Stock Plan. (4)	Incorporated by Reference
10.4	Form of Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan. (5)	Incorporated by Reference
10.5	Form of Restricted Stock Agreement (Directors) under the Company’s 2004 Omnibus Stock Plan. (6)	Incorporated by Reference
10.6	Form of Non-Statutory Stock Option Agreement under the Company’s 2004 Omnibus Stock Plan. (7)	Incorporated by Reference
10.7	Form of Performance-Based Restricted Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan. (8)	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
23.2	Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.
(3)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 5, 2009 and filed August 11, 2009.
(4)	Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and filed November 9, 2004.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.