Form 10-Q
period 2010-06-30
HAWKINS INC
filed 2010-07-29
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐     Accelerated Filer  ☒     Non-Accelerated Filer ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 29, 2010
Common Stock, par value $.05 per share	10,308,958

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2010	March 28, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,570	$18,772
Investments available-for-sale	27,315	25,928
Trade receivables - less allowance for doubtful accounts: $275 as of June 30, 2010 and $300 as of March 28,2010	27,154	24,832
Inventories	25,844	21,327
Income taxes receivable	191	4,430
Prepaid expenses and other current assets	2,086	2,209
Total current assets	102,160	97,498

PROPERTY, PLANT, AND EQUIPMENT - net	48,488	47,756

GOODWILL AND INTANGIBLE ASSETS	4,778	4,839

LONG-TERM INVESTMENTS	5,229	8,972

OTHER	990	1,228
	$161,645	$160,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$15,108	$13,940
Dividends payable	—	2,879
Accrued payroll and employee benefits	3,660	7,908
Deferred income taxes	3,364	3,364
Container deposits	959	924
Other accruals	1,627	1,592
Total current liabilities	24,718	30,607

OTHER LONG-TERM LIABILITIES	297	633

DEFERRED INCOME TAXES	7,538	7,555

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.05; 10,253,458 shares issued and outstanding as of June 30, 2010 and March 28, 2010	513	513
Additional paid-in capital	39,309	39,027
Retained earnings	89,258	81,921
Accumulated other comprehensive income	12	37
Total shareholders’ equity	129,092	121,498
	$161,645	$160,293

See accompanying notes to financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
(In thousands, except share and per-share data)	2010	2009

Sales	$74,665	$73,586

Cost of sales	(56,218)	(57,730)

Gross profit	18,447	15,856

Selling, general and administrative expenses	(6,661)	(6,355)

Operating income	11,786	9,501

Investment income	106	9

Income from continuing operations before income taxes	11,892	9,510

Provision for income taxes	(4,555)	(3,566)

Income from continuing operations	7,337	5,944

Income from discontinued operations, net of tax	—	109

Net income	$7,337	$6,053

Weighted average number of shares outstanding-basic	10,253,458	10,246,458

Weighted average number of shares outstanding-diluted	10,308,270	10,265,357

Basic earnings per share
Earnings per share from continuing operations	$0.72	$0.58
Earnings per share from discontinued operations	—	0.01
Basic earnings per share	$0.72	$0.59

Diluted earnings per share
Earnings per share from continuing operations	$0.71	$0.58
Earnings per share from discontinued operations	—	0.01
Diluted earnings per share	$0.71	$0.59

Cash dividends declared per common share	$—	$—

See accompanying notes to financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,337	$6,053
Reconciliation to cash flows:
Depreciation and amortization	1,724	1,500
Stock compensation expense	283	153
Gain from property disposals	(13)	—
Changes in operating accounts (using) providing cash:
Trade receivables	(2,322)	2,249
Inventories	(4,517)	6,000
Accounts payable	2,044	(1,476)
Accrued liabilities	(4,797)	(5,283)
Income taxes	4,521	2,591
Other	363	(63)
Net cash provided by operating activities	4,623	11,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(3,301)	(3,135)
Purchases of investments	(1,960)	(20,000)
Sale and maturities of investments	4,275	—
Proceeds from property disposals	40	43
Net cash used in investing activities	(946)	(23,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,879)	(2,666)
Net cash used in financing activities	(2,879)	(2,666)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	798	(14,034)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,772	29,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,570	$15,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$34	$1,063

Noncash investing activities-
Capital expenditures in accounts payable	$242	$281

See accompanying notes to financial statements.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.

The accounting policies we follow are set forth in “Item 8. Financial Statements and Supplementary Data, Note 1 – Nature of Business and Significant Accounting Policies” to our financial statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010 (“fiscal 2010”) filed with the SEC on June 4, 2010.

The results of operations for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended June 30,
	2010	2009
Weighted average common shares outstanding – basic	10,253,458	10,246,458
Dilutive impact of stock options, performance units, and restricted stock	54,812	18,899
Weighted average common shares outstanding - diluted	10,308,270	10,265,357

For the period ended June 30, 2010, there were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS. The period ended June 30, 2009 excludes 70,665 stock options from the calculation of weighted average common shares for diluted EPS because their effects were antidilutive.

Note 3 – Discontinued Operations

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. On May 22, 2009 the majority of the inventory was sold for cash of approximately $1.6 million which approximated its carrying value. The remaining inventory, with a carrying value of approximately $0.1 million, was sold during fiscal 2010. The agreement provides for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3.7 million. We have no significant remaining obligations to fulfill under the agreement. We have recorded a receivable of approximately $1.7 million, equal to the carrying value of the assets that were related to this business. The first year payment under the agreement due in the second quarter will be approximately $0.7 million and we have classified this portion of the receivable as current on the Condensed Balance Sheets. Amounts received in excess of the approximately $1.7 million will be recorded as a gain on sale of discontinued operations in future periods. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

Note 4 – Cash and Cash Equivalents and Investments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description (In thousands)	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Cash	$19,350	$19,350	$—	$—
Certificates of deposit	32,544	—	32,544	—
Money market securities	220	220	—	—

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the Condensed Balance Sheets. As of June 30, 2010, the CD’s in current assets have a fair value of $27.3 million, and in noncurrent assets, the CD’s have a fair value of $5.2 million.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of June 30, 2010.

Note 5 – Inventories

Inventories at June 30, 2010 and March 28, 2010 consisted of the following:

	June 30, 2010	March 28, 2009
(In thousands)
Finished goods (FIFO basis)	$28,571	$23,258
LIFO reserve	(2,727)	(1,931)
Net inventory	$25,844	$21,327

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method were $28.4 million at June 30, 2010 and $23.1 million at March 28, 2010. The remainder of the inventory was valued and accounted for under the FIFO method. We increased the LIFO reserve by $0.8 million in the three months ended June 30, 2010 and decreased the LIFO reserve by $2.8 million in the three months ended June 30, 2009 as a result of the changes in inventory costs and inventory product mix. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets

The carrying amount of goodwill as of June 30, 2010 and March 28, 2010 was $1.2 million.

Intangible assets consist primarily of customer lists, trade secrets and non-compete agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of June 30, 2010 and March 28, 2010 were as follows:

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets	$3,259	$(911)	$2,348
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$4,486	$(911)	$3,575

	March 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets	$3,259	$(851)	$2,408
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$4,486	$(851)	$3,635

Note 7 – Income Taxes

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

Note 8 – Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

(In thousands)	June 30, 2010	March 28, 2010
Unrealized gain (loss) on:
Available-for-sale investments	$41	$66
Post-retirement plan liability adjustments	(29)	(29)
Accumulated other comprehensive income	$12	$37

Note 9 – Stock Based Compensation

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

June 10, 2009 issuance
Dividend yield	2.5%
Volatility	31.4%
Risk-free interest rate	2.1%
Expected life in years	4

Volatility was calculated using the past four years of historical stock prices of our common stock. The expected life is estimated based on expected future trends and the terms and vesting periods of the options granted. The risk-free interest rate is an interpolation of the relevant U.S. Treasury Bond Rate as of the grant date.

The following table represents the stock option activity for the quarter ended June 30, 2010:

(In thousands, except share data)	Shares	Weighted- Average Exercise Price	Exercisable
Outstanding at beginning of period	131,997	$17.82	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at end of period	131,997	$17.82	—

Performance-Based Restricted Stock Units. Our Board of Directors approved a performance-based equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 73,387 shares in the aggregate for the year ended April 3, 2011 (“fiscal 2011”). The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

On June 2, 2010 and June 10, 2009, we awarded performance-based restricted stock units to our executive officers under this arrangement. The following table represents the restricted stock activity for the quarter ended June 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	23,000	$19.90
Granted	26,500	25.81
Vested	—	—
Forfeited or expired	—	—
Outstanding at end of period	49,500	$23.06

Restricted Stock Awards. As part of their retainer, each non-employee Director receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for the quarter ended June 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	6,000	$18.68
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Outstanding at end of period	6,000	$18.68

Note 10 – Commitments and Contingencies

Litigation —We are a party from time to time in various legal proceedings arising in the ordinary course of our business.  None of the pending proceedings are expected to have a material effect on us.

Note 11 – Segment Information

We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given our nature, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer represents 10 percent or more of our revenue. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Three Months Ended June 30, 2010:
Sales	$49,806	$24,859	$74,665
Gross profit	10,340	8,107	18,447
Operating income	6,412	5,374	11,786

Three Months Ended June 30, 2009:
Sales	$49,720	$23,866	$73,586
Gross profit	8,441	7,415	15,856
Operating income	4,515	4,986	9,501

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2010 as compared to June 30, 2009. This discussion should be read in conjunction with the Condensed Financial Statements and Notes to Condensed Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 28, 2010 (“fiscal 2010”).

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

We have continued to invest in growing our business. In fiscal 2010, we invested in two new facilities, which expanded our ability to service our customers and facilitate growth within our Industrial Group. Our new facility in Centralia, Illinois began operations in July 2009 and primarily serves our food-grade products business. Additionally, our new facility in Minneapolis, Minnesota, built to handle bulk chemicals sold to pharmaceutical manufacturers, became operational in June 2009. We opened one branch for our Water Treatment Group in the first quarters of each of fiscal 2010 and 2011 and expect to continue to invest in new branches to expand our geographic coverage. The cost of these new branches is not expected to be material.

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

We use the last in, first out (“LIFO”) method of valuing inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. Our raw material costs declined significantly in the first quarter of fiscal 2010, negatively impacting the results for that period due to selling higher cost inventory on hand at lower market prices.  Our use of LIFO partially offsets the impact of the rapidly changing prices, and our LIFO reserve decreased significantly in fiscal 2010 due to declining costs. This decrease in the reserve increased our reported gross profit in the first quarter of fiscal 2010 by $2.8 million. Recent raw material costs have been more stable, although we expect some increases in commodity costs in fiscal 2011 compared to the levels we experienced at the end of fiscal 2010.  As a result of the projected higher costs, we have recorded a $0.8 million increase in our LIFO reserve, reducing our reported gross profit by that amount in the first quarter of fiscal 2011.  We anticipate that stabilizing raw material costs and a slower economic growth environment will heighten competitive pricing pressure, which may have a negative effect on our margins in the remainder of fiscal 2011.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended June 30,
	2010	2009
Sales	100.0%	100.0%
Cost of sales	(75.3)%	(78.5)%
Gross profit	24.7%	21.5%
Selling, general and administrative expenses	(8.9)%	(8.6)%
Operating income	15.8%	12.9%
Investment income	0.1%	—%
Income from continuing operations before income taxes	15.9%	12.9%
Provision for income taxes	(6.1)%	(4.8)%
Incoming from continuing operations	9.8%	8.1%
Income from discontinued operations, net of tax	—%	0.1%
Net income	9.8%	8.2%

Sales

Sales increased $1.1 million, or 1.5%, to $74.7 million in the three months ended June 30, 2010 as compared to $73.6 million in the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 19% of sales during the first quarter of each of fiscal 2011 and 2010.  We experienced increased sales across most product lines in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, which was partially offset by lower selling prices due to lower raw material costs.

Industrial Segment.  Industrial segment sales increased $0.1 million, or 0.2%, to $49.8 million for the three months ended June 30, 2010 as compared to the same period of the prior year.  Reduced selling prices in response to lower raw material costs offset the impact of increased sales across most product lines.

Water Treatment Segment.  Water Treatment segment sales increased $1.0 million, or 4.2%, to $24.9 million for the three months ended June 30, 2010 as compared to the same period of the prior year. The sales increase was primarily due to increased sales of manufactured and specialty chemical products, partially offset by lower selling prices due to lower raw material costs.

Gross Profit

Gross profit was $18.4 million, or 24.7% of sales, for the three months ended June 30, 2010, as compared to $15.9 million, or 21.5% of sales, for the three months ended June 30, 2009. Due to projected increases in certain raw material costs, the LIFO method of valuing inventory negatively impacted gross profit by $0.8 million for the three months ended June 30, 2010, whereas LIFO positively impacted gross profit by $2.8 million for the three months ended June 30, 2009 due to significant decreases in raw material costs experienced in the first quarter of fiscal 2010.

Industrial Segment.  Gross profit for the Industrial segment was $10.3 million, or 20.8% of sales, for the three months ended June 30, 2010, as compared to $8.4 million, or 17.0% of sales, for the three months ended June 30, 2009.   The increase in profit for this segment in the first quarter of fiscal 2011 was attributable to increased sales across most product lines and higher per unit profits realized for certain products.  Rapidly declining raw material costs in the first quarter of the prior year negatively impacted the per unit profits realized in that period.  The LIFO method of valuing inventory negatively impacted gross profit in this segment by $0.6 million for the three months ended June 30, 2010 while it positively impacted gross profit by $2.2 million for the three months ended June 30, 2009.

Water Treatment Segment.  Gross profit for the Water Treatment segment was $8.1 million, or 32.6% of sales, for the three months ended June 30, 2010, as compared to $7.4 million, or 31.1% of sales, for the three months ended June 30, 2009. The increase in gross profit was primarily due to increased sales of manufactured and specialty chemical products, which was partially offset by increased overhead costs as we have invested in new facilities and personnel within existing and new markets to support growth in this segment. The LIFO method of valuing inventory negatively impacted gross profit in this segment by $0.2 million for the three months ended June 30, 2010 while it positively impacted gross profit by $0.6 million for the three months ended June 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.7 million, or 8.9% of sales, for the three months ended June 30, 2010 as compared to $6.4 million, or 8.6% of sales, for the three months ended June 30, 2009. The increase was primarily a result of higher equity incentive plan and variable pay plan costs.

Operating Income

Operating income was $11.8 million for the three months ended June 30, 2010, an increase of $2.3 million from the same period in the prior year. The Industrial segment accounted for $1.9 million of the increase while the Water Treatment segment accounted for the remaining $0.4 million. The increase in operating income was driven by increased sales and higher per unit profits on certain products in fiscal 2011 when compared to the prior year, partially offset by higher infrastructure costs in the Water Treatment segment.

Investment Income

Investment income was $0.1 million for the three months ended June 30, 2010; the amount for the same period in fiscal 2009 was not material. The increase was due to higher average investment balances and yields for the period ended  June 30, 2010 as compared to the same period in the prior year.

Provision for Income Taxes

Our effective income tax rate was 38.3% for the three months ended June 30, 2010, compared to 37.5% for the three months ended June 30, 2009. The higher effective tax rate for the three months ended June 30, 2010 was primarily due to an increase in projected taxable income subject to higher marginal income tax rates compared to the three months ended June 30, 2009 and the reduced impact of permanent items applied to the increased tax base.

Liquidity and Capital Resources

Cash provided by operations for the three months ended June 30, 2010 was $4.6 million compared to $11.7 million for the three months ended June 30, 2009. The decrease in cash provided by operating activities was due primarily to an increase in working capital balances, including the timing of inventory purchases and the related vendor payments and an increase in trade receivables associated with the timing of customer payments, offset by the increase in net income. The higher levels of cash generated from working capital in the first quarter of fiscal 2010 was driven by the rapidly declining material costs and selling prices experienced in that period.  Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements increase during the period from April through September as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the same period.

Cash and investments available-for-sale of $52.1 million at June 30, 2010 decreased by $1.6 million as compared with the $53.7 million available as of March 28, 2010, primarily due to higher working capital balances and cash disbursed for capital expenditures and dividends during the first quarter of fiscal 2011.

Capital Expenditures

Capital expenditures were $3.3 million for the three months ended June 30, 2010 compared to $3.1 million in the same period in the prior fiscal year. The total capital expenditures in the quarter ended June 30, 2010 for new facilities projects were approximately $0.4 million compared to $2.2 million in the quarter ended June 30, 2009. Additional significant capital expenditures during the first quarter of fiscal 2011 consisted of approximately $1.0 million for business expansion and process improvement projects, $1.1 million for other facility, regulatory and safety improvements and $0.8 million for new and replacement route sales trucks for the Water Treatment segment. We expect our cash flows from operations will be sufficient to fund our planned capital expenditures in fiscal 2011.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to our financial statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010. The accounting policies used in preparing our interim fiscal 2011 financial statements are the same as those described in our Annual Report.

Forward-Looking Statements

The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2010, our investment portfolio included $32.5 million of certificates of deposit classified as fixed income securities and cash and cash equivalents of $19.6 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

We are subject to the risk inherent in the cyclical nature of commodity chemical prices. However, we do not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We attempt to pass changes in material prices on to our customers, however, there are no assurances that we will be able to pass on cost increases in the future.

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

Changes in Internal Control

There was no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

ITEM 5.07.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  On July 28, 2010, Hawkins, Inc. (the “Company”) held its 2010 Annual Meeting of Shareholders.  As of June 1, 2010, there were 10,282,458 shares of common stock entitled to vote at the Annual Meeting and a total of 8,465,123.671 shares (82.3% of all outstanding shares) were represented at the Annual Meeting.  The proposals that were voted upon at the Annual Meeting, and the number of votes cast for or against, as well as the number of abstentions, and broker non-votes, as to each such proposal where applicable, are set forth below.

(b)

Proposal One – Election of Directors

The Company’s common shareholders elected each of the Company’s seven nominees to serve as director for a term of one year, which term shall expire at the Company’s 2011 Annual Meeting of Shareholders, as set forth below:

Director Nominee	Votes For	Votes Withheld	Broker Non-Votes
John S. McKeon	4,897,414.537	2,178,971.134	1,388,738.000
John R. Hawkins	6,982,619.537	93,766.134	1,388,738.000
James A. Faulconbridge	6,018,297.537	1,058.088.134	1,388,738.000
Duane M. Jergenson	6,953,024.537	123,361.134	1,388,738.000
Daryl I. Skaar	6,937,232.537	139,153.134	1,388,738.000
James T. Thompson	6,948,391.537	127,994.134	1,388,738.000
Jeffrey L. Wright	6,833,111.537	243,274.134	1,388,738.000

Proposal Two – Approval of 2010 Omnibus Incentive Plan

The Company’s common shareholders approved the 2010 Omnibus Incentive Plan, as set forth below:

For	Against	Abstain	Broker Non-Votes
5,850,884.703	1,189,350.596	36,150.372	1,388,738.000

Proposal Three – Approval of Amended and Restated Articles of Incorporation

The Company’s common shareholders approved the amended and restated articles of incorporation, as set forth below:

For	Against	Abstain	Broker Non-Votes
8,176,375.862	129,155.437	159,952.372	—

The above proposals submitted to vote of security holders at the Annual Meeting are described in more detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 16, 2010.

ITEM 6.        EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Filed Electronically
3.2	Amended and Restated By-Laws. (1)	Incorporated by Reference
10.1	Form of Performance-Based Unit Award Notice and Restricted Stock Agreement.*	Filed Electronically
10.2	Form of Non-Employee Director Restricted Stock Agreement.*	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Kathleen P. Pepski

Kathleen P. Pepski Vice President, Chief Financial Officer, and Treasurer (On behalf of the Registrant and as principal financial officer)

Dated: July 29, 2010

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Filed Electronically
3.2	Amended and Restated By-Laws. (1)	Incorporated by Reference
10.1	Form of Performance-Based Unit Award Notice and Restricted Stock Agreement.*	Filed Electronically
10.2	Form of Non-Employee Director Restricted Stock Agreement.*	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.