Form 10-Q
period 2010-09-30
HAWKINS INC
filed 2010-10-28
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 27, 2010
Common Stock, par value $.05 per share	10,315,954

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2010	March 28, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,099	$18,772
Investments available-for-sale	24,909	25,928
Trade receivables - less allowance for doubtful accounts: $325 as of September 30, 2010 and $300 as of March 28, 2010	27,312	24,832
Inventories	24,771	21,327
Income taxes receivable	71	4,430
Prepaid expenses and other current assets	1,743	2,209
Total current assets	113,905	97,498

PROPERTY, PLANT, AND EQUIPMENT - net	48,943	47,756

GOODWILL AND INTANGIBLE ASSETS	4,718	4,839

LONG-TERM INVESTMENTS	2,953	8,972

OTHER	464	1,228
	$170,983	$160,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$14,167	$13,940
Dividends payable	4,126	2,879
Accrued payroll and employee benefits	4,999	7,908
Deferred income taxes	3,364	3,364
Container deposits	978	924
Income taxes payable	1,837	—
Other accruals	1,367	1,592
Total current liabilities	30,838	30,607

OTHER LONG-TERM LIABILITIES	402	633

DEFERRED INCOME TAXES	7,553	7,555

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.05; 10,259,458 and 10,253,458 shares issued and outstanding as of September 30, 2010 and March 28, 2010, respectively	513	513
Additional paid-in capital	39,678	39,027
Retained earnings	91,964	81,921
Accumulated other comprehensive income	35	37
Total shareholders’ equity	132,190	121,498
	$170,983	$160,293

See accompanying notes to financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per-share data)	2010	2009	2010	2009

Sales	$70,398	$64,976	$145,064	$138,562

Cost of sales	(52,656)	(47,560)	(108,874)	(105,290)

Gross profit	17,742	17,416	36,190	33,272

Selling, general and administrative expenses	(6,814)	(6,568)	(13,475)	(12,923)

Operating income	10,928	10,848	22,715	20,349

Investment income	96	80	201	89

Income from continuing operations before income taxes	11,024	10,928	22,916	20,438

Provision for income taxes	(4,192)	(4,263)	(8,747)	(7,829)

Income from continuing operations	6,832	6,665	14,169	12,609

Income from discontinued operations, net of tax	—	—	—	109

Net income	$6,832	$6,665	$14,169	$12,718

Weighted average number of shares outstanding-basic	10,257,175	10,250,719	10,255,297	10,248,577

Weighted average number of shares outstanding-diluted	10,332,764	10,280,252	10,321,355	10,274,443

Basic earnings per share
Earnings per share from continuing operations	$0.67	$0.65	$1.38	$1.23
Earnings per share from discontinued operations	—	—	—	0.01
Basic earnings per share	$0.67	$0.65	$1.38	$1.24

Diluted earnings per share
Earnings per share from continuing operations	$0.66	$0.65	$1.37	$1.23
Earnings per share from discontinued operations	—	—	—	0.01
Diluted earnings per share	$0.66	$0.65	$1.37	$1.24

Cash dividends declared per common share	$0.40	$0.38	$0.40	$0.38

See accompanying notes to financial statements.

HAWKINS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,169	$12,718
Reconciliation to cash flows:
Depreciation and amortization	3,425	3,140
Stock compensation expense	654	329
Gain from property disposals	(26)	(2)
Changes in operating accounts (using) providing cash:
Trade receivables	(2,479)	4,181
Inventories	(3,444)	6,270
Accounts payable	844	(115)
Accrued liabilities	(3,311)	(3,198)
Income taxes	6,195	4,713
Other	1,229	(617)
Net cash provided by operating activities	17,256	27,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(5,138)	(4,461)
Purchases of investments	(4,410)	(30,980)
Sale and maturities of investments	11,445	980
Proceeds from property disposals	53	119
Net cash provided by (used in) investing activities	1,950	(34,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,879)	(2,666)
Net cash used in financing activities	(2,879)	(2,666)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,327	(9,589)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,772	29,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,099	$19,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,550	$3,204

Noncash investing activities- Capital expenditures in accounts payable	$501	$—

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

The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2011 (“fiscal 2011”).

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding – basic	10,257,175	10,250,719	10,255,297	10,248,577
Dilutive impact of stock options, performance units, and restricted stock	75,589	29,533	66,058	25,866
Weighted average common shares outstanding - diluted	10,332,764	10,280,252	10,321,355	10,274,443

For the period ended September 30, 2010, there were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS. For the three and six months ended September 30, 2009, 70,665 stock options were excluded from the calculation of weighted average common shares for diluted EPS because their effects were antidilutive.

Note 3 – Cash and Cash Equivalents and Investments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description (In thousands)	September 30, 2010	Level 1	Level 2	Level 3
Assets:
Cash	$34,781	$34,781	$—	$—
Certificates of deposit	27,862	—	27,862	—
Money market securities	318	318	—	—

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the Condensed Balance Sheets. As of September 30, 2010, the CD’s in current assets have a fair value of $24.9 million, and in noncurrent assets, the CD’s have a fair value of $3.0 million.

The carrying value of cash and cash equivalents approximate fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of September 30, 2010.

Note 4 – Inventories

Inventories at September 30, 2010 and March 28, 2010 consisted of the following:

	September 30, 2010	March 28, 2010
(In thousands)
Finished goods (FIFO basis)	$27,416	$23,258
LIFO reserve	(2,645)	(1,931)
Net inventory	$24,771	$21,327

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $27.2 million at September 30, 2010 and $23.1 million at March 28, 2010. The remainder of the inventory was valued and accounted for under the FIFO method. The LIFO reserve decreased $0.1 million during the three months ended September 30, 2010 compared to $4.2 million the three months ended September 30, 2009. During the six months ended September 30, 2010, the LIFO reserve increased $0.7 million while the reserve decreased $7.0 million in the six months ended September 30, 2009 as a result of the changes in inventory costs and inventory product mix. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 5 – Goodwill and Intangible Assets

The carrying amount of goodwill as of September 30, 2010 and March 28, 2010 was $1.2 million.

Intangible assets consist primarily of customer lists, trade secrets and non-compete agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of September 30, 2010 and March 28, 2010 were as follows:

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets	$3,259	$(972)	$2,287
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$4,486	$(972)	$3,514

	March 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets	$3,259	$(851)	$2,408
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$4,486	$(851)	$3,635

Note 6 – Income Taxes

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

Note 7 – Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

(In thousands)	September 30, 2010	March 28, 2010
Unrealized gain (loss) on:
Available-for-sale investments	$64	$66
Post-retirement plan liability adjustments	(29)	(29)
Accumulated other comprehensive income	$35	$37

Note 8 – Stock Based Compensation

Stock Option Awards. Our Board of Directors approved a long-term incentive equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This long-term incentive arrangement provides for the grant of nonqualified stock options that vest at the end of a three-year period and expire no later than 10 years after the grant date

The following table represents the stock option activity for the six months ended September 30, 2010:

	Shares	Weighted- Average Exercise Price	Exercisable
Outstanding at beginning of period	131,997	$17.82	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at end of period	131,997	$17.82	—

Compensation expense for the three months ended September 30, 2010 and 2009 related to stock options was not material. We recorded $0.1 million in compensation expense related to stock options for the six month periods ended September 30, 2010 and 2009.

Performance-Based Restricted Stock Units. Our Board of Directors approved a performance-based equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 73,387 shares in the aggregate for fiscal 2011. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

On June 10, 2009  and June 2, 2010, we awarded performance-based restricted stock units to our executive officers under this arrangement. The following table represents the restricted stock activity for the six months ended September 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	23,000	$19.90
Granted	26,500	25.81
Vested	—	—
Forfeited or expired	—	—
Outstanding at end of period	49,500	$23.06

We recorded compensation expense of $0.3 million and $0.5 million related to performance share units for the three and six months ended September 30, 2010, respectively. We recorded compensation expense of $0.1 million and $0.2 million related to performance share units for the three and six months ended September 30, 2009, respectively.

Restricted Stock Awards. As part of their retainer, each non-employee Director receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant.

On August 5, 2009 and July 28, 2010 we awarded restricted stock to the Board. The following table represents the Board’s restricted stock activity for the six months ended September 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	6,000	$18.68
Granted	6,996	30.00
Vested	(6,000)	18.68
Forfeited or expired	—	—
Outstanding at end of period	6,996	$30.00

Compensation expense for the three months ended September 30, 2010 and 2009 related to restricted stock awards to the Board was not material. We recorded $0.1 million in compensation expense related to restricted stock awards to the Board for the six month periods ended September 30, 2010 and 2009.

Note 9 – Commitments and Contingencies

Litigation —We are a party from time to time in various legal proceedings arising in the ordinary course of our business.  None of the pending proceedings are expected to have a material effect on the Company’s financial statements.

Note 10 – Discontinued Operations

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. On May 22, 2009 the majority of the inventory was sold for cash of approximately $1.6 million which approximated its carrying value. The remaining inventory, with a carrying value of approximately $0.1 million, was sold during fiscal 2010. The agreement provides for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3.7 million. We have no significant remaining obligations to fulfill under the agreement. We initially recorded a receivable of approximately $1.7 million, equal to the carrying value of the assets that were related to this business. The first year payment under the agreement of approximately $0.8 million was received in the second quarter of fiscal 2011. Amounts received in excess of the $0.9 million remaining receivable will be recorded as a gain on sale of discontinued operations in future periods. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

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

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Three Months Ended September 30, 2010:
Sales	$44,928	$25,470	$70,398
Gross profit	9,582	8,160	17,742
Operating income	5,351	5,577	10,928

Three Months Ended September 30, 2009:
Sales	$41,404	$23,572	$64,976
Gross profit	8,823	8,593	17,416
Operating income	4,615	6,233	10,848

Six Months Ended September 30, 2010:
Sales	$94,734	$50,330	$145,064
Gross profit	19,923	16,267	36,190
Operating income	11,764	10,951	22,715

Six Months Ended September 30, 2009:
Sales	$91,124	$47,438	$138,562
Gross profit	17,264	16,008	33,272
Operating income	9,130	11,219	20,349

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2010 as compared to September 30, 2009. This discussion should be read in conjunction with the Condensed Financial Statements and Notes to Condensed Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 28, 2010 (“fiscal 2010”). References to fiscal 2011 refer to the fiscal year ending April 3, 2011.

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

We have continued to invest in growing our business. In fiscal 2010, we invested in two new facilities, which expanded our ability to service our customers and facilitate growth within our Industrial Group. Our new facility in Centralia, Illinois began operations in July 2009 and primarily serves our food-grade products business. Additionally, our new facility in Minneapolis, Minnesota, built to handle bulk chemicals sold to pharmaceutical manufacturers, became operational in June 2009. We opened one branch for our Water Treatment Group in the first quarter of each of fiscal 2010 and 2011 and expect to continue to invest in new branches to expand our geographic coverage. The cost of these new branches is not expected to be material.

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

We use the last in, first out (“LIFO”) method of valuing inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. Our raw material costs have been stable through the first six months of fiscal 2011, although we anticipate some increases in commodity costs by the end of fiscal 2011. As a result of these cost projections, we have recorded a $0.1 million decrease in our LIFO reserve and a corresponding increase in our reported gross profit for the three months ended September 30, 2010. For the six months ended September 30, 2010, we have recorded a $0.7 million increase in our LIFO reserve and a corresponding reduction in our reported gross profit. We anticipate continued competitive pricing pressure, which negatively impacted our margins in the second quarter and may have a negative effect on our margins in the remainder of fiscal 2011. Our raw material costs declined significantly in the first half of fiscal 2010, negatively impacting the results for that period due to selling higher cost inventory on hand at lower market prices.  Our use of LIFO partially offsets the impact of the rapidly changing prices, and our LIFO reserve decreased significantly in fiscal 2010 due to declining costs. This decrease in the reserve increased our reported gross profit in the three months ended September 30, 2009 by $4.2 million and in the six months ended September 30, 2009 by $7.0 million.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(74.8)	(73.2)	(75.1)	(76.0)
Gross profit	25.2	26.8	24.9	24.0
Selling, general and administrative expenses	(9.7)	(10.1)	(9.3)	(9.3)
Operating income	15.5	16.7	15.6	14.7
Investment income	0.1	0.1	0.1	0.1
Income from continuing operations before income taxes	15.6	16.8	15.7	14.8
Provision for income taxes	(6.0)	(6.6)	(6.0)	(5.6)
Incoming from continuing operations	9.6	10.2	9.7	9.2
Income from discontinued operations, net of tax	—	—	—	0.1
Net income	9.6%	10.2%	9.7%	9.3%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Sales

Sales increased $5.4 million, or 8.3%, to $70.4 million in the three months ended September 30, 2010 as compared to $65.0 million in the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 21.0% of sales during the three months ended September 30, 2010 and 18.8% during the three months ended September 30, 2009.  We experienced increased sales across many of our product lines in the second quarter of fiscal 2011 as compared to the same period in fiscal 2010.

Industrial Segment.  Industrial segment sales increased $3.5 million, or 8.5%, to $44.9 million for the three months ended September 30, 2010 as compared to the same period of the prior year, with the increase primarily driven by increased sales of bulk chemicals.

Water Treatment Segment.  Water Treatment segment sales increased $1.9 million, or 8.1%, to $25.5 million for the three months ended September 30, 2010 as compared to the same period of the prior year. The sales increase was primarily due to increased sales of manufactured and specialty chemical products.

Gross Profit

Gross profit was $17.7 million, or 25.2% of sales, for the three months ended September 30, 2010, as compared to $17.4 million, or 26.8% of sales, for the three months ended September 30, 2009. The LIFO method of valuing inventory positively impacted gross profit by $0.1 million for the three months ended September 30, 2010 and $4.2 million for the three months ended September 30, 2009. The impact of LIFO in the prior year was primarily due to significant decreases in raw material costs experienced in the first two quarters of fiscal 2010, whereas we have seen raw material costs stabilize through the first half of fiscal 2011 and are expected to increase slightly by the end of the fiscal year.

Industrial Segment.  Gross profit for the Industrial segment was $9.6 million, or 21.3% of sales, for the three months ended September 30, 2010, as compared to $8.8 million, or 21.3% of sales, for the three months ended September 30, 2009. The increase in gross profit dollars was attributable to increased sales, primarily of bulk chemicals, which was partially offset by decreases in profits due to competitive pricing pressures. Declining raw material costs in the second quarter of the prior year negatively impacted the per-unit profits realized in that period.  The LIFO method of valuing inventory did not have a material impact on gross profit in this segment for the three months ended September 30, 2010 while it positively impacted gross profit by $3.3 million for the three months ended September 30, 2009.

Water Treatment Segment.  Gross profit for the Water Treatment segment was $8.2 million, or 32.0% of sales, for the three months ended September 30, 2010, as compared to $8.6 million, or 36.5% of sales, for the three months ended September 30, 2009. The decrease in gross profit dollars was primarily due to increased overhead costs from investments in new facilities and personnel within existing and new markets to support growth in this segment, partially offset by increased sales. The LIFO method of valuing inventory positively impacted gross profit in this segment by $0.1 million for the three months ended September 30, 2010 as compared to $0.9 million for the three months ended September 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.8 million, or 9.7% of sales, for the three months ended September 30, 2010 as compared to $6.6 million, or 10.1% of sales, for the three months ended September 30, 2009. The increase was primarily a result of higher equity incentive plan costs.

Operating Income

Operating income was $10.9 million for the three months ended September 30, 2010, an increase of $0.1 million from the same period in the prior year. The Industrial segment increased $0.7 million while the Water Treatment segment decreased $0.6 million. The increase in operating income was driven by increased sales partially offset by decreases in profits due to competitive pricing pressures, and higher overhead costs in the Water Treatment segment.

Investment Income

Investment income was $0.1 million for the three months ended September 30, 2010 and 2009.

Provision for Income Taxes

Our effective income tax rate was 38.0% for the three months ended September 30, 2010, compared to 39.0% for the three months ended September 30, 2009. The effective tax rate is impacted by projected taxable income, permanent items, and effective state tax rate projections.

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009

Sales

Sales increased $6.5 million, or 5.0%, to $145.1 million in the six months ended September 30, 2010 as compared to $138.6 million in the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 20.2% of sales during the six months ended September 30, 2010 and 19.1% during the six months ended September 30, 2009.  We experienced increased sales across many of our product lines in the six months ended September 30 of fiscal 2011 as compared to the same period in fiscal 2010, which was partially offset by lower selling prices due to lower raw material costs in the first quarter of fiscal 2011 compared to the same period of fiscal 2010.

Industrial Segment.  Industrial segment sales increased $3.6 million, or 4.0%, to $94.7 million for the six months ended September 30, 2010 as compared to the same period of the prior year.  Increased sales of bulk chemicals and many other product lines were partially offset by reduced selling prices in response to lower raw material costs in the first quarter of fiscal 2011.

Water Treatment Segment.  Water Treatment segment sales increased $2.9 million, or 6.1%, to $50.3 million for the six months ended September 30, 2010 as compared to the same period of the prior year. The sales increase was primarily due to increased sales of manufactured and specialty chemical products, partially offset by lower selling prices due to lower raw material costs in the first quarter of fiscal 2011.

Gross Profit

Gross profit was $36.2 million, or 24.9% of sales, for the six months ended September 30, 2010, as compared to $33.3 million, or 24.0% of sales, for the six months ended September 30, 2009. Due to projected increases in certain raw material costs at the end of fiscal 2011, the LIFO method of valuing inventory negatively impacted gross profit by $0.7 million for the six months ended September 30, 2010, whereas LIFO positively impacted gross profit by $7.0 million for the six months ended September 30, 2009 due to significant decreases in raw material costs experienced in the first six months of fiscal 2010 and projected to be in place at the end of fiscal 2010.

Industrial Segment.  Gross profit for the Industrial segment was $19.9 million, or 21.0% of sales, for the six months ended September 30, 2010, as compared to $17.3 million, or 19.0% of sales, for the six months ended September 30, 2009. The increase in gross profit dollars for this segment in the first six months of fiscal 2011 was attributable to increased sales of bulk chemicals, partially offset by decreases in profits due to competitive pricing pressures. Declining raw material costs in the first two quarters of the prior year negatively impacted the per-unit profits realized in that period.  The LIFO method of valuing inventory negatively impacted gross profit by $0.6 million in this segment for the six months ended September 30, 2010 while it positively impacted gross profit by $5.5 million for the six months ended September 30, 2009.

Water Treatment Segment.  Gross profit for the Water Treatment segment was $16.3 million, or 32.3% of sales, for the six months ended September 30, 2010, as compared to $16.0 million, or 33.8% of sales, for the six months ended September 30, 2009. The increase in gross profit dollars was primarily due to increased sales of manufactured and specialty chemical products, which was largely offset by increased overhead costs from investments in new facilities and personnel within existing and new markets to support growth in this segment. The LIFO method of valuing inventory negatively impacted gross profit in this segment by $0.1 million for the six months ended September 30, 2010 while it positively impacted gross profit by $1.5 million for the six months ended September 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.5 million, or 9.3% of sales, for the six months ended September 30, 2010 as compared to $12.9 million, or 9.3% of sales, for the three months ended September 30, 2009. The increase was primarily a result of higher equity incentive plan costs.

Operating Income

Operating income was $22.7 million for the six months ended September 30, 2010, an increase of $2.4 million from the same period in the prior year. The Industrial segment increased $2.6 million while the Water Treatment segment decreased $0.2 million. The increase in operating income was driven by increased sales partially offset by decreases in profits due to competitive pricing pressures, and higher overhead costs in the Water Treatment segment.

Investment Income

Investment income was $0.2 million for the six months ended September 30, 2010 compared to $0.1 million for the six months ended September 30, 2009.

Provision for Income Taxes

Our effective income tax rate was 38.2% for the six months ended September 30, 2010, compared to 38.3% for the six months ended September 30, 2009. The effective tax rate is impacted by projected taxable income, permanent items, and effective state tax rate projections.

Liquidity and Capital Resources

Cash provided by operations for the six months ended September 30, 2010 was $17.3 million compared to $27.4 million for the six months ended September 30, 2009. The decrease in cash provided by operating activities was due primarily to an increase in working capital balances, including the timing of inventory purchases and the related vendor payments and an increase in trade receivables associated with the timing of customer payments, offset by the increase in net income. The higher levels of cash generated from working capital in the six months ended September 30, 2009 was driven by the rapidly declining material costs and selling prices experienced in that period.  Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements increase during the period from April through September as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the same period.

Cash and investments available-for-sale of $63.0 million at September 30, 2010 increased by $9.3 million as compared with the $53.7 million available as of March 28, 2010, primarily due to cash flows generated from operations, offset by capital expenditures and dividends paid.

Capital Expenditures

Capital expenditures were $5.1 million for the six months ended September 30, 2010 compared to $4.5 million in the same period in the prior fiscal year. Capital expenditures related to new facilities projects were approximately $0.4 million for the six months ended September 30, 2010 compared to $2.5 million for the six months ended September 30, 2009. Additional significant capital expenditures during the six months ended September 30, 2010 consisted of approximately $2.1 million for business expansion and process improvement projects, $1.8 million for other facility, regulatory and safety improvements and $0.7 million for new and replacement route sales trucks for the Water Treatment segment. We expect our cash flows from operations will be sufficient to fund our planned capital expenditures for the remainder of fiscal 2011.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2010, our investment portfolio included $27.9 million of certificates of deposit classified as fixed income securities and cash and cash equivalents of $35.1 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

Changes in Internal Control

There was no change in our internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1)     Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report in Form 10-Q for the period ended June 30, 2010 and filed July 29, 2010.

(2)     Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Kathleen P. Pepski

Kathleen P. Pepski Vice President, Chief Financial Officer, and Treasurer (On behalf of the Registrant and as principal financial officer)

Dated: October 28, 2010

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by Reference
3.2	Amended and Restated By-Laws. (1)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

(1)     Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report in Form 10-Q for the period ended June 30, 2010 and filed July 29, 2010.

(2)     Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.