Form 10-Q
period 2010-12-31
HAWKINS INC
filed 2011-01-27
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 26, 2011
Common Stock, par value $.05 per share	10,315,954

HAWKINS, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAWKINS, INC.
CONDENSED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2010	March 28, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,914	$18,772
Investments available-for-sale	15,321	25,928
Trade receivables - less allowance for doubtful accounts: $325 as of December 31, 2010 and $300 as of March 28, 2010	26,847	24,832
Inventories	24,414	21,327
Income taxes receivable	—	4,430
Prepaid expenses and other current assets	2,727	2,209
Total current assets	117,223	97,498

PROPERTY, PLANT, AND EQUIPMENT - net	49,682	47,756

GOODWILL AND INTANGIBLE ASSETS	4,657	4,839

LONG-TERM INVESTMENTS	—	8,972

OTHER	172	1,228
	$171,734	$160,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$14,513	$13,940
Dividends payable	—	2,879
Accrued payroll and employee benefits	5,721	7,908
Deferred income taxes	3,664	3,364
Container deposits	984	924
Income taxes payable	454	—
Other accruals	1,381	1,592
Total current liabilities	26,717	30,607

OTHER LONG-TERM LIABILITIES	566	633

DEFERRED INCOME TAXES	7,563	7,555

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.05; 10,259,458 and 10,253,458 shares issued and outstanding as of December 31, 2010 and March 28, 2010, respectively	513	513
Additional paid-in capital	40,157	39,027
Retained earnings	96,217	81,921
Accumulated other comprehensive income	1	37
Total shareholders’ equity	136,888	121,498
	$171,734	$160,293

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per-share data)	2010	2009	2010	2009

Sales	$70,620	$60,627	$215,684	$199,189

Cost of sales	(56,894)	(44,772)	(165,768)	(150,062)

Gross profit	13,726	15,855	49,916	49,127

Selling, general and administrative expenses	(6,893)	(6,447)	(20,368)	(19,370)

Operating income	6,833	9,408	29,548	29,757

Investment income	71	99	272	188

Income from continuing operations before income taxes	6,904	9,507	29,820	29,945

Provision for income taxes	(2,650)	(3,912)	(11,397)	(11,741)

Income from continuing operations	4,254	5,595	18,423	18,204

Income from discontinued operations, net of tax	—	—	—	109

Net income	$4,254	$5,595	$18,423	$18,313

Weighted average number of shares outstanding-basic	10,259,458	10,253,458	10,256,674	10,250,198

Weighted average number of shares outstanding-diluted	10,355,888	10,283,206	10,336,169	10,279,417

Basic earnings per share
Earnings per share from continuing operations	$0.41	$0.55	$1.80	$1.78
Earnings per share from discontinued operations	—	—	—	0.01
Basic earnings per share	$0.41	$0.55	$1.80	$1.79

Diluted earnings per share
Earnings per share from continuing operations	$0.41	$0.54	$1.78	$1.77
Earnings per share from discontinued operations	—	—	—	0.01
Diluted earnings per share	$0.41	$0.54	$1.78	$1.78

Cash dividends declared per common share	$—	$—	$0.40	$0.38

See accompanying notes to condensed financial statements.

HAWKINS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,423	$18,313
Reconciliation to cash flows:
Depreciation and amortization	5,106	4,687
Deferred income taxes	333	218
Stock compensation expense	1,132	478
Loss (gain) from property disposals	(32)	2
Changes in operating accounts (using) providing cash:
Trade receivables	(2,015)	5,038
Inventories	(3,087)	3,536
Accounts payable	1,437	(1,156)
Accrued liabilities	(2,406)	(2,870)
Income taxes	4,882	2,172
Other	538	(752)
Net cash provided by operating activities	24,311	29,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(7,764)	(6,591)
Purchases of investments	(4,410)	(37,320)
Sale and maturities of investments	23,930	4,000
Proceeds from property disposals	80	136
Net cash provided by (used in) investing activities	11,836	(39,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,005)	(6,573)
Net cash used in financing activities	(7,005)	(6,573)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,142	(16,682)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,772	29,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,914	$12,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$6,181	$9,439

Noncash investing activities-
Capital expenditures in accounts payable	$254	$—

See accompanying notes to condensed financial statements.

HAWKINS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 –Basis of Presentation

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

The results of operations for the period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2011 (“fiscal 2011”).

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Weighted average common shares outstanding – basic	10,259,458	10,253,458	10,256,674	10,250,198
Dilutive impact of stock options, performance units, and restricted stock	96,430	29,748	79,495	29,219
Weighted average common shares outstanding - diluted	10,355,888	10,283,206	10,336,169	10,279,417

For the period ended December 31, 2010, there were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS. For the three and nine months ended December 31, 2009, 70,665 stock options were excluded from the calculation of weighted average common shares for diluted EPS because their effects were antidilutive.

Note 3 – Cash and Cash Equivalents and Investments

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description (In thousands)	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash	$47,514	$47,514	$—	$—
Certificates of deposit	15,321	—	15,321	—
Money market securities	400	400	—	—

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to one year which fall within valuation technique Level 2. The CD’s are classified as investments in current assets on the Condensed Balance Sheets.

The carrying value of cash and cash equivalents approximate fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of December 31, 2010.

Note 4 - Inventories

Inventories at December 31, 2010 and March 28, 2010 consisted of the following:

	December 31, 2010	March 28, 2010
(In thousands)
Finished goods (FIFO basis)	$27,698	$23,258
LIFO reserve	(3,284)	(1,931)
Net inventory	$24,414	$21,327

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $27.6 million at December 31, 2010 and $23.1 million at March 28, 2010. The remainder of the inventory was valued and accounted for under the FIFO method. The LIFO reserve increased $0.6 million during the three months ended December 31, 2010 compared to a decrease of $2.1 million the three months ended December 31, 2009. During the nine months ended December 31, 2010, the LIFO reserve increased $1.4 million while the LIFO reserve decreased $9.1 million in the nine months ended December 31, 2009 as a result of the changes in inventory costs and inventory product mix. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 5 – Goodwill and Intangible Assets

The carrying amount of goodwill as of December 31, 2010 and March 28, 2010 was $1.2 million.

Intangible assets consist primarily of customer lists, trade secrets and non-compete agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of December 31, 2010 and March 28, 2010 were as follows:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets	$3,259	$(1,032)	$2,227
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$4,486	$(1,032)	$3,454

	March 28, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets	$3,259	$(851)	$2,408
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$4,486	$(851)	$3,635

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

Note 7 – Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows:

(In thousands)	December 31, 2010	March 28, 2010
Unrealized gain (loss) on:
Available-for-sale investments	$31	$66
Post-retirement plan liability adjustments	(30)	(29)
Accumulated other comprehensive income	$1	$37

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

The following table represents the stock option activity for the nine months ended December 31, 2010:

	Shares	Weighted- Average Exercise Price	Exercisable
Outstanding at beginning of period	131,997	$17.82	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at end of period	131,997	$17.82	—

Compensation expense for the three months ended December 31, 2010 and 2009 related to stock options was not material. We recorded $0.1 million in compensation expense related to stock options in each of the nine month periods ended December 31, 2010 and 2009.

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

On June 10, 2009 and June 2, 2010, we awarded performance-based restricted stock units to our executive officers under this arrangement. The following table represents the restricted stock activity for the nine months ended December 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	23,000	$19.90
Granted	26,500	25.81
Vested	—	—
Forfeited or expired	—	—
Outstanding at end of period	49,500	$23.06

We recorded compensation expense of $0.4 million and $0.9 million related to performance share units for the three and nine months ended December 31, 2010, respectively. We recorded compensation expense of $0.1 million and $0.3 million related to performance share units for the three and nine months ended December 31, 2009, respectively.

Restricted Stock Awards. As part of their retainer, each non-employee Director receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant.

On August 5, 2009 and July 28, 2010 we awarded restricted stock to the Board. The following table represents the Board’s restricted stock activity for the nine months ended December 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	6,000	$18.68
Granted	6,996	30.00
Vested	(6,000)	18.68
Forfeited or expired	—	—
Outstanding at end of period	6,996	$30.00

Compensation expense for the three months ended December 31, 2010 and 2009 related to restricted stock awards to the Board was not material. We recorded $0.1 million in compensation expense related to restricted stock awards to the Board in each of the nine month periods ended December 31, 2010 and 2009.

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

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Three Months Ended December 31, 2010:
Sales	$51,282	$19,338	$70,620
Gross profit	8,627	5,099	13,726
Operating income	4,130	2,703	6,833

Three Months Ended December 31, 2009:
Sales	$42,336	$18,291	$60,627
Gross profit	10,122	5,733	15,855
Operating income	5,834	3,574	9,408

Nine Months Ended December 31, 2010:
Sales	$146,016	$69,668	$215,684
Gross profit	28,550	21,366	49,916
Operating income	15,894	13,654	29,548

Nine Months Ended December 31, 2009:
Sales	$133,460	$65,729	$199,189
Gross profit	27,386	21,741	49,127
Operating income	14,964	14,793	29,757

Note 12 – Subsequent Event

On January 10, 2011, our wholly owned subsidiary (“Acquisition Sub”), and Vertex Chemical Corporation, R.H.A. Corporation, and Novel Wash Co., Inc. (collectively, “Vertex”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which, among other things, Acquisition Sub purchased and acquired from Vertex substantially all of the assets used in Vertex’s business, which is the manufacture and distribution of sodium hypochlorite and the distribution of caustic soda, hydrochloric acid and related products. Pursuant to the Asset Purchase Agreement, Acquisition Sub paid Vertex $25.5 million and assumed certain liabilities of Vertex. We guaranteed the payment and performance by Acquisition Sub of all of its obligations under the Asset Purchase Agreement. The Asset Purchase Agreement contains representations, warranties and covenants of us, Acquisition Sub, and Vertex. The acquisition was completed on January 14, 2011.

The allocation of the total purchase price for Vertex has not been finalized. An estimate of the purchase price allocation follows:

(In thousands)
Net tangible assets acquired	$15,400
Identified intangible assets and Goodwill	10,100
Total purchase price	$25,500

The following unaudited pro forma condensed consolidated financial results of operations for the three and nine months ended December 31, 2010 are presented as if the Vertex acquisition had been completed at the beginning of the each period presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per-share data)	2010	2009	2010	2009
Pro forma net sales	$79,920	$67,783	$245,977	$226,382
Pro forma net earnings	4,533	5,622	19,799	19,348

Pro forma earnings per share:
Basic	$0.44	$0.55	$1.93	$1.89
Diluted	0.44	0.55	1.92	1.88

Weighted average common shares outstanding:
Basic	10,259,458	10,253,458	10,256,674	10,250,198
Diluted	10,355,888	10,283,206	10,336,169	10,279,417

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of each fiscal period presented, or of future results of consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2010 as compared to December 31, 2009. This discussion should be read in conjunction with the Condensed Financial Statements and Notes to Condensed Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 28, 2010 (“fiscal 2010”). References to fiscal 2011 refer to the fiscal year ending April 3, 2011.

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

We have continued to invest in growing our business. In fiscal 2010, we invested in two new facilities, which expanded our ability to service our customers and facilitate growth within our Industrial Group. Our new facility in Centralia, Illinois began operations in July 2009 and primarily serves our food-grade products business. Additionally, our new facility in Minneapolis, Minnesota, built to handle bulk chemicals sold to pharmaceutical manufacturers, became operational in June 2009. We opened two branches for our Water Treatment Group in the first nine months of fiscal 2011 and one in the first nine months of fiscal 2010 and expect to continue to invest in new branches to expand our geographic coverage. The cost of these new branches is not expected to be material.

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

We use the last in, first out (“LIFO”) method of valuing inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. Our raw material costs have increased slightly through the first nine months of fiscal 2011, and we anticipate these costs to remain at those levels through the end of fiscal 2011. As a result of these cost projections, we have recorded an increase in our LIFO reserve and a corresponding decrease in our reported gross profit of $0.6 million for the three months ended and $1.4 million for the nine months ended December 31, 2010. We anticipate continued competitive pricing pressure, which negatively impacted our margins in the third quarter and may have a negative effect on our margins in the remainder of fiscal 2011. Our raw material costs declined significantly over the first several months of fiscal 2010, stabilizing in the third quarter of fiscal 2010. Our use of LIFO partially offsets the impact of the rapidly changing prices, and our LIFO reserve decreased significantly in fiscal 2010 due to declining costs. This decrease in the reserve increased our reported gross profit in the three months ended December 31, 2009 by $2.1 million and in the nine months ended December 31, 2009 by $9.1 million.

Vertex Chemical Corporation (“Vertex”) Acquisition

On January 10, 2011, we, through a wholly owned subsidiary, entered into a definitive agreement to acquire substantially all the assets of Vertex for approximately $25.5 million. The acquisition was completed on January 14, 2011. Vertex had revenues of approximately $39 million in calendar 2010. While Vertex’s margins have historically been somewhat lower than ours, we expect that the acquisition will be accretive to earnings.

Vertex has been a manufacturer of sodium hypochlorite in the central Midwest since 1949. In addition to the manufacture of sodium hypochlorite bleaches, Vertex distributes and provides terminal services for bulk liquid inorganic chemicals, and contract and private label packaging for household chemicals. Its corporate headquarters are located in St. Louis, Missouri, with manufacturing sites in Dupo, Illinois; Camanche, Iowa; and Memphis, Tennessee.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(80.6)	(73.8)	(76.9)	(75.3)
Gross profit	19.4	26.2	23.1	24.7
Selling, general and administrative expenses	(9.8)	(10.6)	(9.4)	(9.7)
Operating income	9.7	15.5	13.7	14.9
Investment income	0.1	0.2	0.1	0.1
Income from continuing operations before income taxes	9.8	15.7	13.8	15.0
Provision for income taxes	(3.8)	(6.5)	(5.3)	(5.9)
Incoming from continuing operations	6.0	9.2	8.5	9.1
Income from discontinued operations, net of tax	—	—	—	0.1
Net income	6.0%	9.2%	8.5%	9.2%

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

Sales

Sales increased $10.0 million, or 16.5%, to $70.6 million in the three months ended December 31, 2010 as compared to $60.6 million in the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 20% of sales during the three months ended December 31, 2010 as compared to 19% of sales during the three months ended December 31, 2009. In addition to higher selling prices due to higher commodity chemical raw material prices, we experienced increased sales across many of our product lines in the third quarter of fiscal 2011 as compared to the same period in fiscal 2010.

Industrial Segment. Industrial segment sales increased $8.9 million, or 21%, to $51.3 million for the three months ended December 31, 2010 as compared to the same period of the prior year, with the increase primarily driven by higher selling prices and increased sales of manufactured and specialty chemical products.

Water Treatment Segment. Water Treatment segment sales increased $1.0 million, or 5.5%, to $19.3 million for the three months ended December 31, 2010 as compared to the same period of the prior year. The sales increase was primarily due to increased sales of manufactured and specialty chemical products.

Gross Profit

Gross profit was $13.7 million, or 19.4 % of sales, for the three months ended December 31, 2010, as compared to $15.9 million, or 26.2% of sales, for the three months ended December 31, 2009. The LIFO method of valuing inventory reduced gross profit by $0.6 million for the three months ended December 31, 2010 and increased gross profit by $2.1 million for the three months ended December 31, 2009. The impact of LIFO in the prior year was primarily due to significant decreases in raw material costs experienced over the first several months of fiscal 2010, whereas we have seen raw material costs increase somewhat through the first three quarters of fiscal 2011 and those costs are expected to remain at current levels through the end of the fiscal year.

Industrial Segment. Gross profit for the Industrial segment was $8.6 million, or 16.8% of sales, for the three months ended December 31, 2010, as compared to $10.1 million, or 23.9% of sales, for the three months ended December 31, 2009. The decrease in gross profit dollars was attributable to competitive pricing pressures and higher operational and infrastructure costs, offset by increased sales. The LIFO method of valuing inventory caused a $0.6 million decrease in gross profit in this segment for the three months ended December 31, 2010 while it increased gross profit by $1.8 million for the three months ended December 31, 2009.

Water Treatment Segment. Gross profit for the Water Treatment segment was $5.1 million, or 26.4% of sales, for the three months ended December 31, 2010, as compared to $5.7 million, or 31.3% of sales, for the three months ended December 31, 2009. The decrease in gross profit dollars was primarily due to competitive pricing pressures and increased operational and infrastructure costs, partially offset by increased sales. The LIFO method of valuing inventory had a negligible impact on gross profit in this segment for the three months ended December 31, 2010 as compared to a $0.3 million increase in gross profit for the three months ended December 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.9 million, or 9.8% of sales, for the three months ended December 31, 2010 as compared to $6.4 million, or 10.6% of sales, for the three months ended December 31, 2009. The increase was primarily a result of higher equity incentive plan costs and costs related to the Vertex acquisition.

Operating Income

Operating income was $6.8 million for the three months ended December 31, 2010, a decrease of $2.6 million from the same period in the prior year. The Industrial segment decreased $1.7 million and the Water Treatment segment decreased $0.9 million. The decrease in operating income was driven by decreases in profits due to competitive pricing pressures, and higher operational and selling, general and administrative expenses; partially offset by increased sales.

Investment Income

Investment income was $0.1 million for the three months ended December 31, 2010 and 2009.

Provision for Income Taxes

Our effective income tax rate was 38.4 % for the three months ended December 31, 2010, compared to 41.1% for the three months ended December 31, 2009. The overall effective tax rate is impacted by projected taxable income levels, permanent items, and effective state tax rates.

Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009

Sales

Sales increased $16.5 million, or 8.3%, to $215.7 million in the nine months ended December 31, 2010 as compared to $199.2 million in the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 20% of sales during the nine months ended December 31, 2010 as compared to 19% of sales during the nine months ended December 31, 2009. We experienced increased sales across many of our product lines in the fiscal 2011 period as compared to the same period in fiscal 2010, which was partially offset by lower selling prices due to lower raw material costs in the first quarter of fiscal 2011 compared to the same period of fiscal 2010.

Industrial Segment. Industrial segment sales increased $12.6 million, or 9.4%, to $146.0 million for the nine months ended December 31, 2010 as compared to the same period of the prior year. Increased sales of bulk chemicals and many other product lines were partially offset by reduced selling prices in response to lower raw material costs in the first quarter of fiscal 2011.

Water Treatment Segment. Water Treatment segment sales increased $3.9 million, or 6.0%, to $69.7 million for the nine months ended December 31, 2010 as compared to the same period of the prior year. The sales increase was primarily due to increased sales of manufactured and specialty chemical products, partially offset by lower selling prices due to lower raw material costs in the first quarter of fiscal 2011.

Gross Profit

Gross profit was $49.9 million, or 23.1% of sales, for the nine months ended December 31, 2010, as compared to $49.1 million, or 24.7% of sales, for the nine months ended December 31, 2009. Due to projected increases in certain raw material costs during fiscal 2011, the LIFO method of valuing inventory reduced gross profit by $1.4 million for the nine months ended December 31, 2010, whereas LIFO increased gross profit by $9.1 million for the nine months ended December 31, 2009 due to significant decreases in raw material costs experienced in the first nine months of fiscal 2010 and projected to remain in place at the end of fiscal 2010.

Industrial Segment. Gross profit for the Industrial segment was $28.5 million, or 19.6 % of sales, for the nine months ended December 31, 2010, as compared to $27.4 million, or 20.5% of sales, for the nine months ended December 31, 2009. The increase in gross profit dollars for this segment in the first nine months of fiscal 2011 was attributable to increased sales of manufactured and specialty chemicals, partially offset by competitive pricing pressures and higher operational and infrastructure expenses. The LIFO method of valuing inventory decreased gross profit by $1.3 million in this segment for the nine months ended December 31, 2010 while it increased gross profit by $7.2 million for the nine months ended December 31, 2009.

Water Treatment Segment. Gross profit for the Water Treatment segment was $21.4 million, or 30.7% of sales, for the nine months ended December 31, 2010, as compared to $21.7 million, or 33.1% of sales, for the nine months ended December 31, 2009. The decrease in gross profit dollars was primarily due to competitive pricing pressures and increased overhead costs from investments in new facilities and personnel within existing and new markets to support growth in this segment, partially offset by increased sales of manufactured and specialty chemical products. The LIFO method of valuing inventory decreased gross profit in this segment by $0.1 million for the nine months ended December 31, 2010 while it increased gross profit by $1.9 million for the nine months ended December 31, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20.4 million, or 9.4% of sales, for the nine months ended December 31, 2010 as compared to $19.4 million, or 9.7% of sales, for the nine months ended December 31, 2009. The increase was primarily a result of higher equity incentive plan costs and costs related to the Vertex acquisition.

Operating Income

Operating income was $29.5 million for the nine months ended December 31, 2010, a decrease of $0.2 million from the same period in the prior year. The Industrial segment increased $0.9 million while the Water Treatment segment decreased $1.1 million. The decrease in operating income was driven by decreased profits due to competitive pricing pressures, and higher operational and selling, general and administrative expenses; partially offset by increased sales.

Investment Income

Investment income was $0.3 million for the nine months ended December 31, 2010 and $0.2 million for the nine months ended December 31, 2009.

Provision for Income Taxes

Our effective income tax rate was 38.2% for the nine months ended December 31, 2010, compared to 39.2% for the nine months ended December 31, 2009. The overall effective tax rate is impacted by projected taxable income levels, permanent items, and effective state tax rates

Liquidity and Capital Resources

Cash provided by operations for the nine months ended December 31, 2010 was $24.3 million compared to $29.7 million for the nine months ended December 31, 2009. The decrease in cash provided by operating activities was due to an increase in working capital balances, including the timing of inventory purchases and an increase in trade receivables associated with the reported sales increases and timing of customer payments. The higher levels of cash generated from working capital in the nine months ended December 31, 2009 were driven by the rapidly declining material costs and selling prices experienced in that period. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements increase during the period from April through September as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the same period.

Cash and investments available-for-sale of $63.2 million at December 31, 2010 increased by $9.5 million as compared with the $53.7 million available as of March 28, 2010, primarily due to cash flows generated from operations, offset by capital expenditures and dividends paid. In January 2011, the Company used $25.5 million of its cash balances to acquire substantially all of the assets of Vertex.

Capital Expenditures

Capital expenditures were $7.8 million for the nine months ended December 31, 2010 compared to $6.6 million in the same period in the prior fiscal year. Capital expenditures related to new facilities projects were approximately $0.6 million for the nine months ended December 31, 2010 compared to $2.5 million for the nine months ended December 31, 2009. Additional significant capital expenditures during the nine months ended December 31, 2010 consisted of approximately $3.0 million for business expansion and process improvement projects, $3.5 million for other facility, regulatory and safety improvements and $0.7 million for new and replacement route sales trucks for the Water Treatment segment. We expect our cash flows from operations will be sufficient to fund our planned capital expenditures for the remainder of fiscal 2011.

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

At December 31, 2010, our investment portfolio included $15.3 million of certificates of deposit classified as fixed income securities and cash and cash equivalents of $47.9 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

Changes in Internal Control

There was no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: January 27, 2011

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