Form 10-K
period 2011-04-03
HAWKINS INC
filed 2011-06-09
CIK 46250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 3, 2011

Commission File No. 0-7647
HAWKINS, INC.
(Exact Name of Registrant as specified in its Charter)

MINNESOTA	41-0771293
(State of Incorporation)	(I.R.S. Employer Identification No.)

3100 East Hennepin Avenue, Minneapolis, Minnesota (Address of Principal Executive Offices)	55413 (Zip Code)

(612) 331-6910

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	COMMON STOCK, PAR VALUE $.05 PER SHARE
Name of exchange on which registered:	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $309.4 million based upon the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.

As of May 31, 2011, the Registrant had 10,325,840 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the annual meeting of shareholders to be held August 2, 2011, are incorporated by reference in Part III.

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2012” means our fiscal year ending April 1, 2012, “fiscal 2011” means our fiscal year ended April 3, 2011, “fiscal 2010” means our fiscal year ended March 28, 2010, and “fiscal 2009” means our fiscal year ended March 29, 2009.

Hawkins, Inc.

Annual Report on Form 10-K
For the Fiscal Year Ended April 3, 2011

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

The Industrial Group:

•	Receives, stores and distributes various chemicals in bulk, including liquid caustic soda, sulfuric acid, hydrochloric acid, phosphoric acid, potassium hydroxide and aqua ammonia;

•	Manufactures sodium hypochlorite (bleach), agricultural products and certain food-grade products, including our patented Cheese-Phos® liquid phosphate, lactates and other blended products;

•	Repackages water treatment chemicals for our Water Treatment Group and bulk industrial chemicals to sell in smaller quantities to our customers;

•	Performs custom blending of certain chemicals for customers according to customer formulas; and

•	Performs contract and private label packaging for household chemicals.

The group’s sales are concentrated primarily in Illinois, Iowa, Minnesota, Missouri, North Dakota, South Dakota, Tennessee, and Wisconsin while the group’s food-grade products are sold nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through distribution centers and terminal operations.

In the fourth quarter of fiscal 2011, we completed the acquisition of substantially all of the assets of Vertex Chemical Corporation (“Vertex”), a manufacturer of sodium hypochlorite in the central Midwest. In addition to the manufacture of sodium hypochlorite bleaches, Vertex distributes and provides terminal services for bulk liquid inorganic chemicals, and contract and private label packaging for household chemicals. Its corporate headquarters are located in St. Louis, Missouri, with manufacturing sites in Dupo, Illinois, Camanche, Iowa, and Memphis, Tennessee. In connection with the acquisition we paid the sellers $27.2 million and assumed certain liabilities of Vertex. Vertex’s business is part of our Industrial Group.

In fiscal 2009 and fiscal 2010, we invested in two new facilities, which expanded the group’s ability to service its customers. Our facility in Centralia, Illinois, which primarily serves our food-grade products business, became operational in July 2009. We also opened a facility in Minneapolis, Minnesota, to handle bulk chemicals sold to pharmaceutical manufacturers. The total capital expenditures on these two facilities were approximately $10.0 million through fiscal 2010.

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

The group operates out of warehouses in 18 cities supplying products and services to customers in Arkansas, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Tennessee, Wisconsin and Wyoming. We opened two of these warehouses in fiscal 2011, one in fiscal 2010 and expect to continue to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

Discontinued Operations.  In February 2009, we entered into two agreements whereby we agreed to sell our inventory and enter into a marketing relationship regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The transaction closed in May 2009 and we have no significant obligations to fulfill under the agreements. The results of the Pharmaceutical segment have been reported as discontinued operations in our consolidated financial statements for all periods presented in this Annual Report on Form 10-K.

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

Intellectual Property.  Our intellectual property portfolio is of economic importance to our business. When appropriate, we have pursued, and we will continue to pursue, patents covering our products. We also have obtained certain trademarks for our products to distinguish them from our competitors’ products. The patent for our Chees-Phos® liquid phosphate product, which is manufactured by our Industrial group, is scheduled to expire in November 2013. We regard much of the formulae, information and processes that we generate and use in the conduct of our business as proprietary and protectable under applicable copyright, patent, trademark, trade secret and unfair competition laws.

Customer Concentration.  No single customer represents more than 10% of either our total sales or the total sales of any of our segments, but the loss of our five largest customers could have a material adverse effect on our results of operations. Total aggregate sales to our five largest customers were $46.0 million in fiscal 2009, $47.1 million in fiscal 2010 and $53.1 million in fiscal 2011.

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

Employees.  We had 321 employees as of April 3, 2011, including 48 covered by a collective bargaining agreement.

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

Our principal raw materials are generally purchased under supply contracts. The prices we pay under these contracts generally lag the market prices of the underlying raw material. The pricing within our supply contracts generally adjusts quarterly or monthly. In addition, the cost of inventory we have on hand generally will lag the current market pricing of such inventory. While we attempt to maintain competitive pricing and stable margin dollars, the variability in our cost of inventory from the current market pricing can cause significant volatility in our margins realized. In periods of rapidly increasing market prices, the inventory cost position will tend to be favorable to us, possibly by material amounts, which may positively impact our margins. Conversely, in periods of rapidly decreasing market prices, the inventory cost position will tend to be unfavorable to us, possibly by material amounts, which may negatively impact our margins. We do not engage in futures or other derivatives contracts to hedge against fluctuations in future prices. We may enter into sales contracts where the selling prices for our products are fixed for a period of time, exposing us to volatility in raw materials prices that we acquire on a spot market or short-term contractual basis. We attempt to pass commodity pricing changes to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins.

We are also dependent upon the availability of our raw materials. In the event that raw materials are in short supply or unavailable, raw material suppliers may extend lead times or limit or cut off supplies. As a result, we may not be able to supply or manufacture products for some or all of our customers. For example, in calendar 2008 a miners’ strike in Canada significantly limited supplies of potassium chloride, a key component of some of our products. Due to the resulting shortage, many chemical companies were unable to supply their customers. While we were able to obtain a supply of the product sufficient to meet our customers’ needs, we cannot be certain that such supplies would be available in the future should other similar shortages occur. Constraints on the supply or delivery of critical raw materials could disrupt our operations and adversely affect the performance of our business.

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

Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers could have a material adverse effect on our business. Although our sales volumes have increased in areas traditionally considered non-cyclical such as water treatment and food products, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing, surface finishing and energy industries which include the automobile parts markets and the ethanol industry. Downturns in these industries could adversely affect our sales and our financial results by affecting demand for and pricing of our products.

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

Costs related to a multi-employer pension plan, which has liabilities in excess of plan assets, may have a material adverse effect on our financial condition and results of operations.

We participate in the Central States Southeast and Southwest Areas Pension Funds (“CSS” or “the plan”), a multi-employer pension plan, for certain unionized employees. Our contributions to the plan may escalate in future years should we withdraw from the plan or upon the occurrence of factors outside our control, including the bankruptcy or insolvency of other participating employers, actions taken by trustees who manage the plan, government regulations, or a funding deficiency in the plan.

CSS adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the plan in critical status. The plan’s 2010 Annual Funding Notice stated that as of January 1, 2010 the Central States Pension Fund remained in critical status with a funded percentage of 63.4%. The plan adopted an updated rehabilitation plan effective December 31, 2010 which implements additional measures to improve the plan’s funded level, including establishing an increased minimum retirement age and actuarially adjusting certain pre-age 65 benefits for participants who retire after July 1, 2011. Despite these changes, we can make no assurances of the extent to which the updated rehabilitation plan will improve the funded status of the plan.

While the underfunding of the plan is not our direct obligation or liability, we are responsible for our portion of the underfunded liability in certain circumstances. For instance, if we were to cease making contributions to the plan or if our union employees discontinued participation in the union, we could trigger a substantial withdrawal liability. We are currently unable to reasonably estimate any such potential contingent liability. Any withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

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

We may not be able to successfully consummate future acquisitions or integrate acquisitions into our business, which could result in unanticipated expenses and losses.

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

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our business. Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings seven times, including three times since the spring of 2010. No assurance can be given that flooding or other natural disasters will not recur or that there will not be material damage or interruption to our operations in the future from such disasters.

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

We may not be able to renew our leases of land where four of our operations facilities reside.

We lease the land where our three main terminals are located and where a significant manufacturing plant is located. We do not have guaranteed lease renewal options and may not be able to renew our leases in the future. Our current lease renewal periods extend out to 2014 (one lease), 2018 (two leases) and 2029 (one lease). The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a significant portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we believe that we will be able to renew our leases as the renewal periods expire.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our principal location, which consists of approximately 11 acres of land in Minneapolis, Minnesota, with six buildings containing a total of 177,000 square feet of office and warehouse space primarily used by our Industrial Group. Our principal office is located in one of these buildings, at 3100 East Hennepin Avenue. We have installed sprinkler systems in substantially all of our warehouse facilities for fire protection. We carry customary levels of insurance covering the replacement of damaged property.

In addition to the facilities described previously, our other facilities are described below. We believe that these facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us and is primarily used as office and warehouse.

		Approx.
Group	Location	Square Feet

Industrial	St. Paul, MN(1)	32,000
	Minneapolis, MN(2)	20,000
	Centralia, IL(3)	77,000
	Camanche, IA(4)	95,000
	St Louis, MO(4)	6,000
	Dupo, IL(4)	64,000
Water Treatment	Fargo, ND	20,000
	Fond du Lac, WI	24,000
	Washburn, ND	14,000
	Billings, MT	9,000
	Sioux Falls, SD	27,000
	Rapid City, SD	9,000
	Peotone, IL(5)	18,000
	Superior, WI	17,000
	Slater, IA	12,000
	Lincoln, NE(5)	16,000
	Eldridge, IA	6,000
	Columbia, MO(5)	14,000
	Garnett, KS	18,000
	Ft. Smith, AR(5)	17,000
	Muncie, IN(6)	12,000
	Centralia, IL(6)	39,000
Industrial and Water Treatment	St. Paul, MN(7)	59,000
	Memphis, TN(4)	41,000

(1)	Our terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, outside storage tanks for the storage of liquid bulk chemicals, including caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota. The applicable leases run until December 2013, at which time we have an option to renew the leases for an additional five-year period on the same terms and conditions subject to renegotiation of rent.

(2)	This facility is leased from a third party to serve our bulk pharmaceutical customers.

(3)	This facility includes 10 acres of land located in Centralia, Illinois owned by the company. The facility became operational in July 2009 and primarily serves our food-grade products business. Prior to fiscal 2011 this facility was shared with the Water Treatment Group.

(4)	The acquisition of Vertex in fiscal 2011 included an office building located in St Louis, Missouri and manufacturing and warehouse facilities located in Memphis, Tennessee; Camanche, Iowa; and Dupo, Illinois. All of the facilites and land are owned by the company with the exception of the land in Dupo, Illinois, which is leased from a third party. The lease runs through May, 2014. The facility in Memphis is shared between the Industrial and Water Treatment Groups.

(5)	This facility is leased from a third party.

(6)	This facility was purchased in fiscal 2011.

(7)	Our Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land, has outside storage capacity for liquid bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals.

ITEM 3.	LEGAL PROCEEDINGS

On November 3, 2009, ICL Performance Products, LP (“ICL”), a chemical supplier to us, filed a lawsuit in the United States District Court for the Eastern District of Missouri, asserting breach of a contract for the sale of phosphoric acid in 2009 (the “2009 Contract”). ICL seeks to recover $7.3 million in damages and pre-judgment interest, and additionally seeks to recover its costs and attorneys’ fees. ICL also claimed that we breached a contract for the sale of phosphoric acid in 2008 (the “2008 Contract”). ICL has since dropped its claim for breach of the 2008 Contract. We have counterclaimed against ICL alleging that ICL falsely claimed to have a shortage of raw materials that prevented it from supplying us with the contracted quantity of phosphoric acid for 2008. We claim that ICL used this alleged shortage and the threat of discontinued shipments of phosphoric acid to force us to pay increased prices for the remainder of 2008, and to sign the 2009 Contract. Based on this alleged conduct, we have brought four alternate causes of action including: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) negligent misrepresentation, and (4) intentional misrepresentation. We seek to recover $1.5 million in damages, and additionally seek to recover punitive damages, pre- and post-judgment interest, and our costs and attorneys’ fees. The discovery phase in this action is complete and this action is scheduled for jury trial in late October 2011. We are not able to predict the ultimate outcome of this litigation, but legal proceedings such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

We are a party from time to time in other legal proceedings arising in the ordinary course of our business. To date, none of the litigation has had a material effect on us.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low

Fiscal 2011
4th Quarter	$46.86	$36.00
3rd Quarter	50.18	34.03
2nd Quarter	37.45	24.21
1st Quarter	29.50	23.14
Fiscal 2010
4th Quarter	$23.96	$19.40
3rd Quarter	24.43	20.27
2nd Quarter	26.49	18.19
1st Quarter	22.91	14.78

Cash Dividends	Declared	Paid

Fiscal 2012
1st Quarter		$0.30
Fiscal 2011
4th Quarter	$0.30
3rd Quarter		$0.40
2nd Quarter	$0.40
1st Quarter		$0.28
Fiscal 2010
4th Quarter	$0.28
3rd Quarter		$0.38
2nd Quarter	$0.38
1st Quarter		$0.26

Our common shares are traded on The NASDAQ Global Market under the symbol “HWKN.” The price information represents closing sale prices as reported by The NASDAQ Global Market. As of April 3, 2011, shares of our common stock were held by approximately 526 shareholders of record.

We first started paying cash dividends in 1985 and have continued to do so since. In July 2010 and August 2009, in recognition of the Company’s strong financial performance in fiscal 2010 and 2009, its strong cash position and no debt, the Board of Directors authorized a special dividend of $0.10 per share in addition to a regular semi-annual cash dividend of $0.30 per share for July 2010 and $0.28 per share for July 2009. Future dividend levels will be dependent upon our consolidated results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock, the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the S&P Small Cap 600 Index on March 31, 2006, and reinvestment of all dividends. We have added the S&P Small Cap 600 Index because during fiscal 2011, Hawkins, Inc. was added to the S&P Small Cap 600 Index based on disclosures by S&P.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data for the Company is presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s consolidated financial statements and notes thereto included in Item 8 herein.

	Fiscal Years
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Sales from continuing operations	$297,641	$257,099	$284,356	$186,664	$151,766
Gross profit from continuing operations	61,902	64,445	62,420	38,528	34,709
Income from continuing operations	20,314	23,738	23,424	8,488	7,724
Basic earnings per common share from continuing operations	1.98	2.32	2.29	0.83	0.76
Diluted earnings per common share from continuing operations	1.96	2.31	2.29	0.83	0.76
Cash dividends declared per common share	0.70	0.66	0.52	0.48	0.44
Cash dividends paid per common share	0.68	0.64	0.50	0.46	0.42
Total assets	$185,005	$160,293	$136,290	$108,943	$101,269

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for our fiscal years ended April 3, 2011, March 28, 2010, and March 29, 2009. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

We have continued to invest in growing our business. On January 14, 2011, we completed the acquisition of substantially all of the assets of Vertex Chemical Corporation (“Vertex”), for approximately $27.2 million. In addition to the manufacture of sodium hypochlorite bleaches, Vertex distributes and provides terminal services for bulk liquid inorganic chemicals, and contract and private label packaging for household chemicals. We believe the acquisition strengthens our market position in the Midwest. Vertex had revenues of approximately $39 million in calendar 2010. While Vertex’s margins have historically been somewhat lower than ours, we expect that the acquisition will be accretive to earnings. Operating results of Vertex are included in our consolidated results of operations from the date of acquisition in this Annual Report on Form 10-K as part of our Industrial segment. See Note 2 to the Consolidated Financial Statements for further information.

In fiscal 2009 and fiscal 2010, we invested in two new facilities to expand our ability to service our customers and facilitate growth within our Industrial Group. Our facility in Centralia, Illinois began operations in July 2009 and primarily serves our food-grade products business. We closed our Linden, New Jersey food-grade production facility in September 2009 and transferred these operations to our Centralia facility. Also in fiscal 2009, we built a facility in Minneapolis, Minnesota to handle bulk chemicals sold to pharmaceutical manufacturers. The total capital expenditures on these two facilities were approximately $10.0 million through fiscal 2010 of which approximately $7.5 million occurred during fiscal 2009 and approximately $2.5 million occurred in the first six months of fiscal 2010.

We opened two new branches for our Water Treatment Group in fiscal 2011 and one new branch in fiscal 2010 and expect to continue to invest in existing and new branches to expand our Water Treatment Group’s geographic coverage. The cost of these branch expansions is not expected to be material. In addition, we have selectively added route sales personnel to certain existing Water Treatment Group branch offices to spur growth within our existing geographic coverage area.

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The transaction closed in May 2009 and we have no significant obligations to fulfill under the agreement. The results of the Pharmaceutical segment have been reported as discontinued operations in our Consolidated Financial Statements for all periods presented in this Annual Report on Form 10-K.

Our financial performance in fiscal 2011 was highlighted by:

•	Sales from continuing operations of $297.6 million, a 15.8% increase from fiscal 2010;

•	Gross profit from continuing operations of $61.9 million or 20.8% of sales, a $2.5 million decrease in gross profit dollars from fiscal 2010;

•	Net cash provided by operating activities of $28.5 million; and

•	Cash and cash equivalents and investments available for sale were $37.4 million as of the end of fiscal 2011 after expending $25.5 million related to the Vertex acquisition during fiscal 2011.

We seek to maintain relatively constant gross profit dollars on each of our products as the cost of our raw materials increase or decrease. Since we expect that we will continue to experience fluctuations in our raw material costs and resulting prices in the future, we believe that gross profit dollars is the best measure of our profitability from the sale of our products. If we maintain relatively stable profit dollars on each of our products, our reported gross profit percentage will decrease when the cost of the product increases and will increase when the cost of the product decreases. We use the last in, first out (“LIFO”) method of valuing Hawkins’ inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. Our LIFO reserve increased by $3.9 million in fiscal 2011 due to rising costs and higher inventory volumes on hand at year-end maintained to meet customer requirements during an anticipated flood. The increased reserve decreased our reported gross profit for the year. Our LIFO reserve decreased by $12.6 million in fiscal 2010 due to rapidly declining costs. This decrease in the reserve increased our reported gross profit in fiscal 2010. Vertex’s inventory cost, which represents approximately 18% of the consolidated first-in, first-out (“FIFO”) inventory balance at April 3, 2011, is determined using the FIFO method.

Our raw material costs fluctuated dramatically during fiscal 2009 and fiscal 2010. The costs of the majority of our primary raw materials began to increase rapidly and substantially in the first quarter of fiscal 2009 due to high demand and, in some cases, constrained supply. We continued to experience those cost trends through the third quarter of fiscal 2009. The costs for these raw materials leveled off in the fourth quarter of fiscal 2009, before declining significantly during fiscal 2010, with the costs at the end of fiscal 2010 substantially lower than they were in the at the end of fiscal 2009. Our raw material costs have been generally increasing throughout fiscal 2011, although they have been significantly more stable than in fiscal years 2009 and 2010. Current raw material costs are at levels significantly below the peak that occurred during the third and fourth quarters of fiscal 2009.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009

Sales	100.0%	100.0%	100.0%
Cost of sales	(79.2)%	(74.9)%	(78.0)%

Gross profit	20.8%	25.1%	22.0%
Selling, general and administrative expenses	(10.1)%	(10.0)%	(8.8)%

Operating income	10.7%	15.1%	13.1%
Investment income	0.1%	0.1%	0.1%

Income from continuing operations before income taxes	10.8%	15.2%	13.2%
Provision for income taxes	(4.0)%	(6.1)%	(5.0)%

Income from continuing operations	6.8%	9.1%	8.2%
Income from discontinued operations, net of tax	0.0%	0.1%	0.2%

Net income	6.8%	9.2%	8.4%

Fiscal 2011 Compared to Fiscal 2010

Sales

Sales increased $40.5 million, or 15.8%, to $297.6 million for fiscal 2011, as compared to sales of $257.1 million for fiscal 2010. The sales increase was primarily driven by higher sales of manufactured and specialty chemical products and somewhat higher selling prices for bulk chemicals due to increasing commodity chemical costs. Sales of these bulk products were approximately 20% of sales compared to approximately 19% in the previous year. Additionally, the acquisition of Vertex, which closed in the fourth quarter of fiscal 2011, contributed $9.2 million in revenue.

Industrial Segment.  Industrial segment sales increased $33.8 million, or 19.3%, to $208.7 million for fiscal 2011. The sales increase was primarily attributable to higher sales of manufactured and specialty chemical products and somewhat higher selling prices for commodity bulk chemicals due to increased commodity chemical costs. In addition, Vertex revenues of $9.2 million are included in fiscal 2011 Industrial segment sales.

Water Treatment Segment.  Water Treatment segment sales increased $6.7 million, or 8.2%, to $88.9 million for fiscal 2011. The sales increase was primarily attributable to increased sales of manufactured and specialty chemical products.

Gross Profit

Gross profit was $61.9 million, or 20.8% of sales, for fiscal 2011, as compared to $64.4 million, or 25.1% of sales, for fiscal 2010. The LIFO method of valuing inventory negatively impacted gross profit by $3.9 million for fiscal 2011 due to increased raw material costs and higher volumes of inventory at year end maintained to meet customer requirements during an anticipated flood. In the prior year, LIFO positively impacted gross profit by $12.6 million due to decreases in certain raw material costs during that period.

Industrial Segment.  Gross profit for the Industrial segment was $36.9 million, or 17.7% of sales, for fiscal 2011, as compared to $37.3 million, or 21.3% of sales, for fiscal 2010. Competitive pricing pressures and increased operational overhead costs contributed to the lower gross profit levels in the Industrial segment. This group incurred $0.3 million of overhead costs associated with flood control efforts in the fourth quarter of fiscal 2011. These reductions in gross profit were partially offset by higher sales of higher margin manufactured and specialty chemical products. The LIFO method of valuing inventory negatively impacted gross profit in this segment by $2.9 million in fiscal 2011, as compared to positively impacting gross profit by $10.2 million in fiscal 2010.

Water Treatment Segment.  Gross profit for the Water Treatment segment was $25.0 million, or 28.1% of sales, for fiscal 2011, as compared to $27.2 million, or 33.0% of sales, for fiscal 2010. The decrease in gross profit dollars was primarily due to competitive pricing pressures and increased operational overhead costs, partially offset by increased sales. Additionally, the LIFO method of valuing inventory negatively impacted gross profit in this segment by $1.1 million in fiscal 2011, as compared to positively impacting gross profit by $2.4 million in fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $4.3 million to $29.9 million, or 10.1% of sales, for fiscal 2011, as compared to $25.6 million, or 10.0% of sales, for fiscal 2010. We incurred approximately $1.0 million in additional expense as a result of the death of John Hawkins, our former Chief Executive Officer, through the accelerated vesting of his previously granted performance-based restricted stock units and stock options, as well as his retention bonus agreement. Other items driving the increased expenses include acquisition costs of approximately $0.7 million relating to the Vertex acquisition in addition to higher equity incentive plan costs and litigation defense costs.

Operating Income

Operating income was $32.0 million, or 10.7% of sales, for fiscal 2011, as compared to $38.8 million, or 15.1% of sales, for fiscal 2010. The decrease in operating income was the result of reduced gross profits and increased SG&A expenses. Both reporting segments saw a decline in their gross profit dollars due to competitive pricing pressures and higher operational overhead costs. Both segments were also negatively impacted by the LIFO method of valuing inventory in fiscal 2011.

Investment Income

Investment income was $0.3 million for fiscal 2011 and fiscal 2010.

Provision for Income Taxes

Our effective income tax rate was 37.1% for fiscal 2011 compared to 39.3% for fiscal 2010. The lower effective tax rate for fiscal 2011 was primarily due to increased permanent tax differences, lower taxable income levels and somewhat lower effective state tax rates.

Fiscal 2010 Compared to Fiscal 2009

Sales

Sales decreased $27.3 million, or 9.6%, to $257.1 million for fiscal 2010, as compared to sales of $284.4 million for fiscal 2009. The sales decrease was primarily driven by lower selling prices for commodity bulk chemicals, including caustic soda, due to lower commodity chemical costs in fiscal 2010 as compared to the prior year. Sales of these products were approximately 19% of sales compared to approximately 29% in the previous year. The decline in bulk chemical sales was partially offset by higher sales of our manufactured and specialty chemical products.

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

Selling, General and Administrative Expenses

SG&A expenses were $25.6 million, or 10.0% of sales, for fiscal 2010, as compared to $25.1 million, or 8.8% of sales, for fiscal 2009. The increase in SG&A expenses was primarily the result of higher equity incentive plan, variable pay plan and medical insurance costs partially offset by lower bad debt expense. The increase as a percentage of sales was primarily the result of the decrease in sales from fiscal 2009.

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

Liquidity and Capital Resources

Cash provided by operations in fiscal 2011 was $28.5 million compared to $38.8 million in fiscal 2010 and $24.4 million in fiscal 2009. The decrease in cash provided by operating activities in fiscal 2011 from fiscal 2010 was primarily due to a decrease in net income, fluctuations in working capital balances and lower deferred tax liabilities. Higher working capital balances used $0.4 million in cash in fiscal 2011 whereas lower working capital balances provided $0.8 million in cash in fiscal 2010. The net increase in working capital balances in fiscal 2011 was primarily due to increasing commodity chemical costs and the resulting increase in selling prices, which resulted in an increase in trade receivables and inventories partially offset by an increase in accounts payable and income tax payable balance due to the timing of tax payments. The increase in cash provided by operating activities in fiscal 2010 from fiscal 2009 was primarily due to the fluctuations in working capital balances and increased deferred tax liabilities in fiscal 2010. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.

Cash and investments available-for-sale of $37.4 million at April 3, 2011 decreased by $16.3 million as compared with March 28, 2010, due to the acquisition of Vertex, capital expenditures and dividend payments, which were partially offset by cash generated from operations. Investments available-for-sale as of April 3, 2011 and March 28, 2010 consisted of certificates of deposit with maturities ranging from three months to two years.

Capital Expenditures

Capital expenditures were $12.4 million in fiscal 2011, $8.3 million in fiscal 2010 and $14.2 million in fiscal 2009. The total capital expenditures in fiscal 2011 for new facilities were approximately $1.6 million compared to $2.5 million and $7.5 million in fiscal 2010 and 2009, respectively. Additional significant capital expenditures during fiscal 2011 consisted of approximately $3.8 million for business expansion and process improvement projects, $3.2 million for other facility improvements and new cylinders, $2.9 million for regulatory and safety improvements and $0.9 million for new and replacement route sales trucks for the Water Treatment segment. We expect that recurring capital expenditures for storage, facilities improvements, returnable containers, and route sales trucks in fiscal 2012 will be comparable with the fiscal 2011 spend rate, although we are projecting higher capital spending for business expansion and project improvement processes in fiscal 2012, with total capital spending in fiscal 2012 currently projected to be approximately $20 million. We expect our cash flows from operations will be sufficient to fund our capital expenditures in fiscal 2012.

Dividends

During the second quarter of fiscal 2011, our Board of Directors increased our semi-annual cash dividend by 7.1% to $0.30 per share from $0.28 per share. In addition, due to the Company’s strong cash position driven by its financial performance in fiscal 2010, the Board of Directors authorized a special dividend of $0.10 per share to be paid concurrently with the semi-annual regular dividend in October 2010. We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
						More than
Contractual Obligation	2012	2013	2014	2015	2016	5 Years	Total
	(In thousands)

Operating lease obligations	$669	$668	$682	$670	$622	$3,739	$7,050

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

Revenue Recognition — We recognize revenue when there is evidence that the customer has agreed to purchase the product, the price and terms of the sale are fixed, the product has shipped and title passes to our customer, performance has occurred, and collection of the receivable is reasonably assured.

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

LIFO Reserve — Inventories, with the exception of Vertex inventories, are primarily valued at the lower of cost or market with cost being determined using the LIFO method. We may incur significant fluctuations in our gross margins due primarily to changes in the cost of a single, large-volume component of inventory. The price of this inventory component may fluctuate depending on the balance between supply and demand. Management reviews the LIFO reserve on a quarterly basis. Vertex inventories are valued at the lower of cost or market with cost being determined using the FIFO method.

Impairment of Long-Lived Assets — We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment and intangible assets subject to amortization, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. We periodically review the appropriateness of the estimated useful lives of our long-lived assets. Changes in these estimates could have a material effect on the assessment of long-lived assets subject to amortization. There were no triggering events that required material assets to be evaluated for impairment during fiscal 2011.

Income Taxes — In the preparation of our financial statements, management calculates income taxes. This includes estimating the current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. A valuation allowance is established to the extent that management believes that recovery is not likely. Reserves are also established for potential and ongoing audits of federal and state tax issues. We routinely monitor the potential impact of such situations and believe that it is properly reserved. Valuations related to amounts owed and tax rates could be impacted by changes to tax codes, changes in statutory tax rates, our future taxable income levels and the results of tax audits.

Recently Issued Accounting Pronouncements

See Item 8, “Note 1 — Nature of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements for information regarding recently adopted accounting standards or accounting standards to be adopted in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hawkins, Inc.:

We have audited the accompanying consolidated balance sheets of Hawkins, Inc. and subsidiaries (the Company) as of April 3, 2011, and March 28, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended April 3, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the Index at Item 15, as of and for the years ended April 3, 2011 and March 28, 2010. We also have audited the Company’s internal control over financial reporting as of April 3, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawkins, Inc. and subsidiaries as of April 3, 2011 and March 28, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended April 3, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein as of April 3, 2011 and March 28, 2010 and for each of the years in the two-year period ended April 3, 2011. Furthermore, in our opinion, Hawkins, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 3, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Vertex Chemical Corporation (“Vertex”) during fiscal year 2011, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 3, 2011, Vertex’s internal control over financial reporting associated with approximately 12% of total assets and approximately 3% of total revenues included in the consolidated financial statements of the Company as of and for the year ended April 3, 2011. Our audit of internal control over financial reporting for the Company also excluded an evaluation of the internal control over financial reporting of Vertex.

/s/  KPMG LLP

Minneapolis, Minnesota
June 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hawkins, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows of Hawkins, Inc. (the “Company”) for the year ended March 29, 2009. These financial statements are the responsibility of the Company’s Management. Our audit also included the financial statement schedule for the year ended March 29, 2009, listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended March 29, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein as of March 29, 2009.

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
June 5, 2009

HAWKINS, INC.

CONSOLIDATED BALANCE SHEETS

	April 3, 2011	March 28, 2010
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,940	$18,772
Investments available-for-sale	15,286	25,928
Trade receivables — less allowance for doubtful accounts:
$406 for 2011 and $300 for 2010	35,736	24,832
Inventories	29,217	21,327
Income taxes receivable	2,197	4,430
Prepaid expenses and other current assets	2,872	2,209

Total current assets	104,248	97,498
PROPERTY, PLANT, AND EQUIPMENT:
Land	4,362	1,840
Buildings and improvements	47,107	39,235
Machinery and equipment	35,740	28,476
Transportation equipment	14,036	11,933
Office furniture and equipment including computer systems	11,729	11,237

	112,974	92,721
Less accumulated depreciation and amortization	50,579	44,965

Net property, plant, and equipment	62,395	47,756
OTHER ASSETS:
Goodwill	6,231	1,204
Intangible assets — less accumulated amortization:
$1,165 for 2011 and $851 for 2010	8,811	3,635
Long-term investments	3,175	8,972
Other	145	1,228

Total other assets	18,362	15,039

	$185,005	$160,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$23,350	$13,940
Dividends payable	3,095	2,879
Accrued payroll and employee benefits	7,760	7,908
Deferred income taxes	2,619	3,364
Container deposits	978	924
Other accruals	1,669	1,592

Total current liabilities	39,471	30,607
OTHER LONG-TERM LIABILITIES	1,215	633
DEFERRED INCOME TAXES	7,876	7,555

Total liabilities	48,562	38,795
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,307,177 and 10,253,458 shares issued and outstanding for 2011 and 2010, respectively	515	513
Additional paid-in capital	41,060	39,027
Retained earnings	95,013	81,921
Accumulated other comprehensive (loss) income	(145)	37

Total shareholders’ equity	136,443	121,498

	$185,005	$160,293

See accompanying notes to consolidated financial statements.

HAWKINS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	April 3, 2011	March 28, 2010	March 29, 2009
	(In thousands, except share and per-share data)

Sales	$297,641	$257,099	$284,356
Cost of sales	(235,739)	(192,654)	(221,936)

Gross profit	61,902	64,445	62,420
Selling, general and administrative expenses	(29,940)	(25,605)	(25,083)

Operating income	31,962	38,840	37,337
Investment income	333	286	338

Income from continuing operations before income taxes	32,295	39,126	37,675
Provision for income taxes	(11,981)	(15,388)	(14,251)

Income from continuing operations	20,314	23,738	23,424
Income from discontinued operations, net of tax	—	109	340

Net income	$20,314	$23,847	$23,764

Weighted average number of shares outstanding-basic	10,260,135	10,250,978	10,243,970

Weighted average number of shares outstanding-diluted	10,352,633	10,282,993	10,249,027

Basic earnings per share
Earnings per share from continuing operations	$1.98	$2.32	$2.29
Earnings per share from discontinued operations	—	0.01	0.03

Basic earnings per share	$1.98	$2.33	$2.32

Diluted earnings per share
Earnings per share from continuing operations	$1.96	$2.31	$2.29
Earnings per share from discontinued operations	—	0.01	0.03

Diluted earnings per share	$1.96	$2.32	$2.32

Cash dividends declared per common share	$0.70	$0.66	$0.52

See accompanying notes to consolidated financial statements.

HAWKINS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(In thousands, except share data)

BALANCE — March 30, 2008	10,239,458	$512	$38,091	$46,428	$(10)	$85,021
Cash dividends				(5,332)		(5,332)
Stock compensation expense			277			277
Vesting of restricted stock	7,000	—	—			—
Comprehensive income:
Adjustment for sale of securities, net of tax					6	6
Unrealized loss on post-retirement plan liability, net of tax					(6)	(6)
Net income				23,764		23,764

Comprehensive income						23,764

BALANCE — March 29, 2009	10,246,458	512	38,368	64,860	(10)	103,730
Cash dividends				(6,786)		(6,786)
Stock compensation expense			659			659
Vesting of restricted stock	7,000	1	—			1
Comprehensive income:
Unrealized gain on available-for-sale investments, net of tax					66	66
Unrealized loss on post-retirement plan liability, net of tax					(19)	(19)
Net income				23,847		23,847

Comprehensive income						23,894

BALANCE — March 28, 2010	10,253,458	513	39,027	81,921	37	121,498
Cash dividends				(7,222)		(7,222)
Stock compensation expense			1,952			1,952
Tax benefit on share-based compensation plans			281			281
Vesting of restricted stock	58,653	3	(3)			—
Shares surrendered for payroll taxes	(4,934)	(1)	(197)			(198)
Comprehensive income:
Unrealized gain on available-for-sale investments, net of tax					(63)	(63)
Unrealized loss on post-retirement plan liability, net of tax					(119)	(119)
Net income				20,314		20,314

Comprehensive income						20,132

BALANCE — April 3, 2011	10,307,177	$515	$41,060	$95,013	$(145)	$136,443

See accompanying notes to consolidated financial statements.

HAWKINS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	April 3, 2011	March 28, 2010	March 29, 2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,314	$23,847	$23,764
Reconciliation to cash flows:
Depreciation and amortization	7,148	6,292	5,581
Deferred income taxes	(600)	7,152	3,046
Stock compensation expense	1,952	659	277
Loss (gain) on sale of investments	—	—	16
Loss from property disposals	127	12	114
Changes in operating accounts (using) providing cash, net of effects of acquisition:
Trade receivables	(5,929)	4,050	(5,095)
Inventories	(3,141)	514	(7,830)
Accounts payable	5,356	(462)	1,844
Accrued liabilities	158	(322)	2,765
Income taxes	2,529	(2,404)	(176)
Other	619	(556)	123

Net cash provided by operating activities	28,533	38,782	24,429
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(12,421)	(8,331)	(14,211)
Purchases of investments	(14,210)	(41,240)	—
Sale and maturities of investments	30,545	6,450	2,841
Proceeds from property disposals	143	148	93
Acquisition of Vertex	(25,500)	—	—

Net cash used in investing activities	(21,443)	(42,973)	(11,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,005)	(6,573)	(5,125)
Excess tax benefit from share-based compensation	281	—	—
Shares surrendured for payroll taxes	(198)	—	—

Net cash used in financing activities	(6,922)	(6,573)	(5,125)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168	(10,764)	8,027
CASH AND CASH EQUIVALENTS —
Beginning of period	18,772	29,536	21,509

CASH AND CASH EQUIVALENTS —
End of period	$18,940	$18,772	$29,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION —
Cash paid during the year for income taxes	$9,771	$10,654	$11,588

Noncash investing activities —
Acquisition purchase price in accounts payable	$1,709	$—	$—
Capital expenditures in accounts payable	$1,450	$1,118	$1,142

See accompanying notes to consolidated financial statements.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of Business and Significant Accounting Policies

Nature of Business — We have two reportable segments: Industrial and Water Treatment. The Industrial Group operates our Industrial segment and specializes in providing industrial chemicals, products and services to the agriculture, energy, electronics, food, chemical processing, pulp and paper, pharmaceutical, medical device and plating industries. The group also manufactures and sells certain food-grade products, including our patented Cheese Phos® liquid phosphate, lactates and other blended products. The Water Treatment Group operates our Water Treatment segment and specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The group has the resources and flexibility to treat systems ranging in size from a small single well to a multi-million gallon-per-day facility.

Fiscal Year — Our fiscal year is a 52/53-week year ending on the Sunday closest to March 31. Our fiscal year ending April 3, 2011 (“fiscal 2011”) is a 53-week year. The fiscal years ended March 28, 2010 (“fiscal 2010”), and March 29, 2009 (“fiscal 2009”) were 52-week years. The fiscal year ending on April 1, 2012 (“fiscal 2012”) will be a 52-week year. Beginning in fiscal 2012, we changed our quarters to a 4-4-5 week convention.

Principles of Consolidation — The consolidated financial statements include the accounts of Hawkins, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition — We recognize revenue when there is evidence that the customer has agreed to purchase the product, the price and terms of the sale are fixed, the product has shipped and title passes to our customer, performance has occurred, and collection of the receivable is reasonably assured.

Shipping and Handling — All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and handling of products are included in cost of sales.

Fair Value Measurements — The Financial Accounting Standards Board (“FASB”) issued an accounting standard codified in ASC 820 “Fair Value Measurements and Disclosures” that provides a single definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under this standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

We adopted the standard as amended by subsequent FASB standards at the beginning of fiscal 2009 with respect to fair value measurements of financial assets and liabilities and the beginning of fiscal 2010 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually).

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include marketable securities. Other than the application of purchase accounting as a result of the Vertex acquisition, there were no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis subsequent to the effective date of this standard. The adoption did not have a material impact on our consolidated financial condition, results of operations or cash flows.

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

Cash Equivalents — Cash equivalents include all liquid debt instruments (primarily cash funds, money market accounts and certificates of deposit) purchased with an original maturity of three months or less. The balances maintained at financial institutions may, at times, exceed federally insured limits.

Investments — Available-for-sale securities consist of certificates of deposit and are valued at current market value, with the resulting unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Trade Receivables and Concentrations of Credit Risk — Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. There are no concentrations of business transacted with a particular customer or sales from a particular service or geographic area that would significantly impact us in the near term. To reduce credit risk, we routinely assess the financial strength of our customers. We record an allowance for doubtful accounts to reduce our receivables to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic evaluations of our customers’ financial condition. We invest our excess cash balances at times in certificates of deposit and a money market account at two separate financial institutions where the cash balances may exceed federally insured limits. The institutions are two of the largest commercial banking institutions in the country and both have maintained a AA credit rating.

Inventories — Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (“LIFO”) method. Vertex’s inventory cost, which represents approximately 18% of the total FIFO inventory balance at April 3, 2011, is determined using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment — Property is stated at cost and depreciated or amortized over the lives of the assets, using straight-line method. Estimated lives are: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; 3 to 10 years for transportation equipment; and 3 to 10 years for office furniture and equipment including computer systems.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No material long-lived assets were determined to be impaired during fiscal 2011, 2010, or 2009.

Goodwill and Identifiable Intangible Assets — Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, which should be recorded. In the second step, an impairment loss would be recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The fair value of the reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control.

Our primary identifiable intangible assets include customer lists, trade secrets, non-compete agreements, trademarks, and trade names acquired in previous business acquisitions. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 14 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter of fiscal 2011 and determined that the reporting unit’s fair value substantially exceeded its carrying value. Accordingly, step two of the impairment analysis was not required. We also completed an impairment test of intangible assets not subject to amortization during the fourth quarter, in which the fair value exceeded the carrying amount. Additionally, no impairment charges were required for fiscal 2010 or 2009.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — In the preparation of our consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the statements of income.

The effect of income tax positions are recognized only if those positions are more likely than not of being sustained. Changes in recognition or measurement are made as facts and circumstances change.

Stock-Based Compensation — We account for stock-based compensation on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in expense over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. Non-vested share awards are recorded as compensation expense over the requisite service periods based on the market value on the date of grant.

Earnings Per Share — Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS are computed by dividing net income by the weighted-average number of common shares outstanding including the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	April 3,	March 28,	March 29,
	2011	2010	2009

Weighted average common shares outstanding — basic	10,260,135	10,250,978	10,243,970
Dilutive impact of stock options, performance units, and restricted stock	92,498	32,015	5,057

Weighted average common shares outstanding — diluted	10,352,633	10,282,993	10,249,027

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2011. Stock options totaling 70,665 in fiscal 2010 and 61,332 in fiscal 2009 have been excluded from the calculation of diluted EPS because the effect of including the shares would be anti-dilutive.

Derivative Instruments and Hedging Activities — We do not have any freestanding or embedded derivatives and it is our policy to not enter into contracts that contain them.

Recently Issued Accounting Pronouncements —

Intangibles — Goodwill and Other — In December 2010, the FASB issued amended guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The modified guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2010.

Business Combinations — In December 2010, the FASB updated guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The updated guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements and Disclosures — In January 2010, the FASB issued additional disclosure requirements for assets and liabilities held at fair value. Specifically, the new guidance requires a gross presentation of activities within the Level 3 roll forward and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. This guidance is applicable to all entities currently required to provide disclosures about recurring and nonrecurring fair value measurements. The effective date for these disclosures is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.

Note 2 —	Business Combinations

On January 14, 2011, we completed the acquisition of the assets of Vertex Chemical Corporation, Novel Wash Co. Inc. and R.H.A. Corporation, (collectively, “Vertex”), pursuant to an Asset Purchase Agreement dated as of January 10, 2011 (the “Asset Purchase Agreement”). As provided in the Purchase Agreement, we acquired substantially all of the assets used in Vertex’s business, which is primarily the manufacture and distribution of sodium hypochlorite and the distribution of caustic soda, hydrochloric acid and related products. We paid cash of $25.5 million at closing and assumed certain liabilities of Vertex. The purchase price was revised to $27.2 million as provided in the Purchase Agreement to reflect a final working capital adjustment of $1.7 million, which was paid in early fiscal 2012. In connection with the acquisition we incurred acquisition related costs of $0.7 million, which were recorded as selling, general and administrative expenses in the Consolidated Statements of Income.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets of Vertex acquired in connection with the acquisition, based on their estimated fair values.

The allocation of the purchase price to assets acquired and liabilities assumed follows:

Amount
(In thousands)

Accounts receivable	$4,975
Inventories	4,750
Other current assets	198
Property, plant and equipment	8,991
Goodwill	5,027
Intangibles	5,490
Accounts payable	(2,012)
Accrued employee benefits	(210)

Total purchase price	$27,209

The allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

		Weighted
	Amount	Average Life
	(In thousands)

Customer relationships	$3,450	20 years
Trademark	1,240	10 years
Carrier relationships	800	10 years

Intangible assets acquired	$5,490

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the identified intangible assets was estimated using an income approach. Under the income approach an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of an asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return.

The goodwill recognized as a result of the Vertex acquisition is primarily attributable to expected synergies, as well as Vertex’s assembled work force.

Vertex operating results are included in our Consolidated Statements of Income in our Industrial segment from the date of acquisition.

The following unaudited pro forma condensed consolidated financial results of operations are presented as if the Vertex acquisition had been completed at the beginning of the each period presented:

	Years Ended
	April 3,	March 28,
	2011	2010
	(In thousands, except share and per-share data)

Pro forma net sales	$329,653	$299,288
Pro forma net earnings	21,888	25,475
Pro forma earnings per share:
Basic	$2.13	$2.49
Diluted	2.11	2.48
Weighted average common shares outstanding:
Basic	10,260,135	10,250,978
Diluted	10,352,633	10,282,993

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of each fiscal period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Note 3 —	Cash and Cash Equivalents and Investments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of April 3, 2011 and March 28, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	April 3,
Description	2011	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Cash	$18,485	$18,485	$—	$—
Certificates of deposit	18,461	—	18,461	—
Money market securities	455	455	—	—

	March 28,
Description	2010	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Cash	$18,661	$18,661	$—	$—
Certificates of deposit	34,900	—	34,900	—
Money market securities	111	111	—	—

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the Consolidated Balance Sheets. As of April 3, 2011, the CD’s in current assets have a fair value of $15.3 million, and in noncurrent assets, the CD’s have a fair value of $3.2 million.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of April 3, 2011 and March 28, 2010.

The contractual maturities of available-for-sale securities at April 3, 2011 are shown in the table below.

	Amortized	Fair	Unrealized
	Cost	Value	Gain/(loss)
	(In thousands)

Within one year	$15,270	$15,286	$16
Between one and two years	3,185	3,175	(10)

Total available-for-sale securities	$18,455	$18,461	$6

The contractual maturities of available-for-sale securities at March 28, 2010 are shown in the table below.

	Amortized	Fair	Unrealized
	Cost	Value	Gains
	(In thousands)

Within one year	$25,890	$25,928	$38
Between one and two years	8,900	8,972	72

Total available-for-sale securities	$34,790	$34,900	$110

Realized gains and losses were not material for fiscal 2011, fiscal 2010 and fiscal 2009.

Note 4 —	Inventories

Inventories at April 3, 2011 and March 28, 2010 consisted of the following:

	2011	2010
	(In thousands)

Finished goods (FIFO basis)	$35,071	$23,258
LIFO reserve	(5,854)	(1,931)

Net inventory	$29,217	$21,327

The FIFO value of inventories accounted for under the LIFO method were $28.6 million at April 3, 2011 and $23.1 million at March 28, 2010. The remainder of the inventory was valued and accounted for under the FIFO method.

We increased the LIFO reserve by $3.9 million in fiscal 2011 and decreased the reserve by $12.6 million in fiscal 2010 due primarily to significant changes in inventory costs in both years, as well as changes in inventory product mix and higher inventory volumes at the end of fiscal 2011.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill were as follows:

Amount
(In thousands)

Balance as of March 29, 2009	$1,204
Fiscal 2010 activity	—

Balance as of March 28, 2010	1,204
Vertex acquisition	5,027

Balance as of April 3, 2011	$6,231

A summary of our intangible assets as of April 3, 2011 and March 28, 2010 were as follows:

	2011
	Gross Carrying	Accumulated
	Amount	Amortization	Net
	(In thousands)

Finite-life intangible assets:
Customer relationships	$5,508	$(423)	$5,085
Trademark	1,240	(26)	1,214
Trade secrets	862	(413)	449
Carrier relationships	800	(18)	782
Other finite-life intangible assets	339	(285)	54

Total finite-life intangible assets	8,749	(1,165)	7,584
Indefinite-life intangible assets	1,227	—	1,227

Total intangible assets, net	$9,976	$(1,165)	$8,811

	2010
	Gross Carrying	Accumulated
	Amount	Amortization	Net
	(In thousands)

Finite-life intangible assets:
Customer relationships	$2,058	$(292)	$1,766
Trade secrets	862	(305)	557
Other finite-life intangible assets	339	(254)	85

Total finite-life intangible assets	3,259	(851)	2,408
Indefinite-life intangible assets	1,227	—	1,227

Total intangible assets, net	$4,486	$(851)	$3,635

Intangible asset amortization expense was $0.3 million during fiscal 2011, $0.2 million during fiscal 2010, and $0.5 million during fiscal 2009.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

	2012	2013	2014	2015	2016
	(In thousands)

Estimated amortization expense	$619	$596	$592	$592	$502

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), net of tax, were as follows:

	2011	2010	2009
	(In thousands)

Unrealized gain (loss) on:
Available-for-sale investments	$3	$66	$—
Post-retirement plan liability adjustments	(148)	(29)	(10)

Accumulated other comprehensive income (loss)	$(145)	$37	$(10)

Note 7 —	Share-Based Compensation

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

	June 10, 2009 Grant	May 13, 2008 Grant

Dividend yield	2.5%	3.2%
Volatility	31.4%	28.0%
Risk-free interest rate	2.1%	3.0%
Expected life in years	4	4

Volatility was calculated using the past four years of historical stock prices of our common stock. The expected life is estimated based on expected future trends and the terms and vesting periods of the options granted. The risk-free interest rate is an interpolation of the relevant U.S. Treasury Bond Rate as of the grant date.

The following table represents the stock option activity for fiscal 2011 and fiscal 2010:

2011
	Total Outstanding			Exercisable
		Weighted-			Weighted-
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
(In thousand, except share data)

Outstanding at beginning of year	131,997	$17.82	$2,607	—	$—	$—
Granted	—	—		—	—
Vested	—	—		66,666	17.67
Exercised	—	—		—	—
Forfeited or expired	—	—		—	—

Outstanding at end of year	131,997	$17.82	$4,908	66,666	$17.67	$2,482

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010
	Total Outstanding			Exercisable
		Weighted-			Weighted-
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
(In thousand, except share data)

Outstanding at beginning of year	61,332	$15.43	$445	—	$—	$—
Granted	70,665	19.90		—	—
Vested	—	—		—	—
Exercised	—	—		—	—
Forfeited or expired	—	—		—	—

Outstanding at end of year	131,997	$17.82	$2,607	—	$—	$—

The weighted average grant date fair value of options was estimated to be $4.33 and $2.95 for options granted in fiscal 2010 and fiscal 2009, respectively. The weighted average remaining life of all outstanding and exercisable options is 7.7 years.

Annual expense related to the value of stock options was $0.2 million for fiscal 2011 and $0.1 million for fiscal 2010 and fiscal 2009, substantially all of which was recorded in SG&A expense in the Consolidated Statements of Income. Options awarded to John Hawkins, former Chief Executive Officer, became fully vested and exercisable upon his death in March 2011, resulting in the acceleration of expense of $0.1 million. The total fair value of options vested during fiscal 2011 was $0.2 million. Unrecognized compensation expense related to outstanding stock options as of April 3, 2011 was $0.1 million and is expected to be recognized over a weighted average period of 0.7 years.

Performance-Based Restricted Stock Units.  Our Board of Directors approved a performance-based equity compensation arrangement for our executive officers during fiscal 2009. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 54,824 shares in the aggregate for fiscal 2011. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

Performance-based restricted stock units were awarded to our executive officers on June 2, 2010, June 10, 2009 and May 13, 2008 under this arrangement. The following table represents the restricted stock activity for fiscal 2011:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Outstanding at March 28, 2010	23,000	$19.90
Granted	41,320	30.02
Vested	(52,653)	26.53
Forfeited or expired	—	—

Outstanding at April 3, 2011	11,667	$25.81

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded compensation expense related to the shares issued for fiscal 2009 and fiscal 2010 and the potential issuance of shares for fiscal 2011 of approximately $1.6 million for fiscal 2011, $0.4 million for fiscal 2010 and $0.1 million for fiscal 2009, substantially all of which was recorded in SG&A expense in the Consolidated Statements of Income. The performance-based restricted stock units previously awarded to John Hawkins, totaling 39,820 shares, became fully vested and payable upon his death in March 2011, resulting in the acceleration of compensation expense of $0.4 million. The total fair value of performance-based restricted stock units vested in fiscal 2011 was $1.4 million.

Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price, which was $19.90 per share on June 10, 2009 and $25.81 per share on June 2, 2010. Unrecognized compensation expense related to nonvested restricted share units as of April 3, 2011 was $1.1 million and is expected to be recognized over a weighted average period of 1.8 years.

In conjunction with the vesting of restricted stock held by certain of our executive officers, 4,934 shares were forfeited during fiscal 2011 to cover the executive officers statutory minimum income tax withholding.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a change in additional paid in capital rather than a deduction of taxes paid. For fiscal 2011 $0.3 million of excess tax benefit was recognized and recorded in additional paid in capital resulting from share-based compensation cost.

Restricted Stock Awards.  As part of their retainer, the Board of Directors receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2011:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Outstanding at beginning of period	6,000	$18.68
Granted	6,966	30.00
Vested	(6,000)	18.68
Forfeited or expired	—	—

Outstanding at end of period	6,966	$30.00

Annual expense related to the value of restricted stock was $0.2 million for fiscal 2011 and $0.1 million for fiscal 2010 and fiscal 2009, all of which was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to nonvested restricted stock awards as of April 3, 2011 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

Note 8 —	Profit Sharing, Employee Stock Ownership and Pension Plans

Effective April 1, 2009, we converted our defined contribution pension plan covering substantially all of our non-bargaining employees to a profit sharing plan. It is our policy to fund all costs accrued. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Our cost for the profit sharing and pension plan was 15% of each employee’s covered compensation in each of the fiscal years 2011, 2010 and 2009.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have an employee stock ownership plan (“ESOP”) covering substantially all of our non-bargaining employees, excluding our executive officers. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Our cost for the ESOP was 5% of each employee’s covered compensation in each of the fiscal years 2011, 2010 and 2009.

We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees, excluding officers. We match 75% of each employee’s contribution, up to a maximum of $375 per month, on a monthly basis. This plan was discontinued as of the beginning of fiscal 2012 and replaced with an ESPP that allows employees to purchase newly-issued shares of the Company’s common stock at a discount from market, with no employee contribution match from the Company.

We participate in a union sponsored, collectively bargained pension plan (“Union Plan”). Contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Several factors could result in potential funding deficiencies which could cause us to make significantly higher future contributions to these plans, including unfavorable investment performance, changes in demographics, and increased benefits to participants. At this time, we are unable to determine the amount of additional contributions, if any.

The following represents the contribution expense for the profit sharing, ESOP, ESPP and pension plans:

Benefit Plan	2011	2010	2009
	(In thousands)

Profit sharing	$2,675	$2,844	$2,669
ESOP	815	899	855
ESPP	648	650	638
Union pension	383	371	350

Total contribution expense	$4,521	$4,764	$4,512

We do not currently offer any other significant post-retirement or post-employment benefits.

Note 9 —	Commitments and Contingencies

Leases — We have various operating leases for trucks and land and buildings on which some of our operations are located. Future minimum lease payments due under operating leases with an initial term of one year or more at April 3, 2011 are as follows:

	2012	2013	2014	2015	2016	Thereafter
	(In thousands)

Minimum lease payment	$669	$668	$682	$670	$622	$3,739

Total rental expense for the fiscal years 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(In thousands)

Minimum rentals	$552	$577	$538
Contingent rentals	114	102	106

Total rental expense	$666	$679	$644

Litigation — We are a party from time to time in litigation arising in the ordinary course of our business. To date, none of the litigation has had a material effect on us.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 3, 2009, ICL Performance Products, LP (“ICL”), a chemical supplier to us, filed a lawsuit in the United States District Court for the Eastern District of Missouri, asserting breach of a contract for the sale of phosphoric acid in 2009 (the “2009 Contract”). ICL seeks to recover $7.3 million in damages and pre-judgment interest, and additionally seeks to recover its costs and attorneys’ fees. ICL also claimed that we breached a contract for the sale of phosphoric acid in 2008 (the “2008 Contract”). ICL has since dropped its claim for breach of the 2008 Contract. We have counterclaimed against ICL alleging that ICL falsely claimed to have a shortage of raw materials that prevented it from supplying us with the contracted quantity of phosphoric acid for 2008. We claim that ICL used this alleged shortage and the threat of discontinued shipments of phosphoric acid to force us to pay increased prices for the remainder of 2008, and to sign the 2009 Contract. Based on this alleged conduct, we have brought four alternate causes of action including: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) negligent misrepresentation, and (4) intentional misrepresentation. We seek to recover $1.5 million in damages, and additionally seek to recover punitive damages, pre- and post-judgment interest, and our costs and attorneys’ fees. The discovery phase in this action is complete and this action is scheduled for jury trial in late October 2011. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. Lawsuits such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

Asset Retirement Obligations — We have three leases of land (two relate to Hawkins and one relates to Vertex), and at the end of the lease term (currently 2014 for the Vertex lease and 2018 for the Hawkins leases if the leases are not renewed), we have a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: The leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with ASC 410-20, “Asset Retirement and Environmental Obligations,” we have not recorded an asset retirement obligation as of April 3, 2011. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

Note 10 —	Income Taxes

The provisions for income taxes for fiscal 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(In thousands)

Federal — current	$9,818	$6,601	$8,874
State — current	2,531	1,634	2,331

Total current	12,349	8,235	11,205
Federal — deferred	(69)	5,739	2,420
State — deferred	(299)	1,413	626

Total deferred	(368)	7,152	3,046

Total provision	$11,981	$15,387	$14,251

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below.

	2011	2010	2009

Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal deduction	4.7	5.0	5.1
ESOP dividend deduction on allocated shares	(1.2)	(1.0)	(0.8)
Domestic production deduction	(1.3)	(0.6)	(1.0)
Other — net	(0.1)	0.9	(0.5)

Total	37.1%	39.3%	37.8%

The tax effects of items comprising our net deferred tax asset (liability) as of April 3, 2011 and March 28, 2010 are as follows:

	2011	2010
	(In thousands)

Deferred tax assets:
Trade receivables	$162	$120
Amortization of intangibles	73	—
Accruals	919	720
Other	586	172

Total deferred tax assets	$1,740	$1,012

Deferred tax liabilities:
Inventories	$(3,190)	$(3,696)
Prepaid	(283)	(355)
Excess of tax over book depreciation	(8,762)	(7,743)
Amortization of intangibles	—	(136)

Total deferred tax liabilities	$(12,235)	$(11,930)

Net deferred tax liabilities	$(10,495)	$(10,918)

As of April 3, 2011, the Company has determined that it is more likely than not that the deferred tax assets at April 3, 2011 will be realized either through future taxable income or reversals of taxable temporary differences. As of April 3, 2011 and March 28, 2010, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years beginning with 2007 remain open to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

Note 11 —	Discontinued Operations

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. On May 22, 2009 the majority of the inventory was sold for cash of approximately $1.6 million which approximated its carrying value. The remaining inventory, with a carrying value of approximately $0.1 million, was sold during fiscal 2010. The agreement provides for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3.7 million. We have no significant remaining obligations to fulfill under the agreement. We initially recorded a receivable of approximately $1.7 million, equal to the carrying value of the assets that were related to this business. The first year payment under the agreement of approximately $0.8 million was received in the second quarter of fiscal 2011, leaving a $0.9 million receivable remaining as of the end of fiscal 2011, which is expected to be collected in the second quarter of fiscal 2012. Amounts received in excess of the remaining receivable, during fiscal 2012 and subsequent years, will be recorded as a gain on sale of discontinued operations in those periods. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Segment Information

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

		Water
Reportable Segments	Industrial	Treatment	Total
	(In thousands)

Fiscal Year Ended April 3, 2011:
Sales	$208,724	$88,917	$297,641
Gross profit	36,938	24,964	61,902
Operating income	17,110	14,852	31,962

Identifiable assets*	$121,250	$21,139	$142,389

Fiscal Year Ended March 28, 2010:
Sales	$174,901	$82,198	$257,099
Gross profit	37,288	27,157	64,445
Operating income	20,937	17,903	38,840

Identifiable assets*	$79,602	$19,152	$98,754

Fiscal Year Ended March 29, 2009:
Sales	$201,596	$82,760	$284,356
Gross profit	41,466	20,954	62,420
Operating income	25,520	11,817	37,337

Identifiable assets*	$78,083	$20,896	$98,979

*	Unallocated assets consisting primarily of cash and cash equivalents, investments and prepaid expenses were $41.7 million at April 3, 2011, $60.5 million at March 28, 2010 and $33.4 million at March 29, 2009. Additionally, assets associated with the discontinued operations of the Pharmaceutical segment were $0.9 million at April 3, 2011, $1.0 million at March 28, 2010 and $3.9 million at March 29, 2009.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Selected Quarterly Financial Data (Unaudited)

	Fiscal 2011
	First	Second	Third	Fourth
	(In thousands, except per share data)

Sales	$74,665	$70,398	$70,620	$81,957
Gross profit	18,447	17,742	13,726	11,986
Operating income	11,786	10,928	6,833	2,414
Income from continuing operations	7,337	6,832	4,254	1,891

Net income	$7,337	$6,832	$4,254	$1,891

Basic net income per share	$0.72	$0.67	$0.41	$0.18

Diluted net income per share	$0.71	$0.66	$0.41	$0.18

	Fiscal 2010
	First	Second	Third	Fourth

Sales	$73,586	$64,976	$60,627	$57,910
Gross profit	15,856	17,416	15,855	15,318
Operating income	9,501	10,848	9,408	9,083
Income from continuing operations	5,944	6,665	5,595	5,534
Income from discontinued operations, net of tax	109	—	—	—

Net income	$6,053	$6,665	$5,595	$5,534

Basic net income per share	$0.59	$0.65	$0.55	$0.54

Diluted net income per share	$0.59	$0.65	$0.54	$0.54

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 3, 2011, based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of April 3, 2011.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for April 3, 2011. That attestation report is set forth immediately following this management report.

/s/ Patrick H. Hawkins Patrick H. Hawkins Chief Executive Officer and President June 9, 2011	/s/ Kathleen P. Pepski Kathleen P. Pepski Vice President, Chief Financial Officer, and Treasurer June 9, 2011

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

Except as set forth below, there was no change in our internal control over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the Vertex acquisition management has elected to exclude Vertex from management’s assessment of the effectiveness of our internal control over financial reporting for the year ended April 3, 2011 as permitted by the Securities and Exchange Commission. As of April 3, 2011, total net tangible assets attributable to Vertex represented approximately $20 million or 12% of our total assets. Total revenue attributable to Vertex represented approximately $9 million of net revenue, or 3% of net revenue for the fiscal year ended April 3, 2011.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 2, 2011 (the “2011 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to Hawkins’ Proxy Statement, no other portions of the 2011 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, their ages and offices held, as of May 31, 2011 are set forth below:

Name	Age	Office

Patrick H. Hawkins	40	Chief Executive Officer and President
Kathleen P. Pepski	56	Vice President, Chief Financial Officer, and Treasurer
Mark A. Beyer	49	Vice President — Operations
Richard G. Erstad	47	Vice President, General Counsel and Secretary
Theresa R. Moran	48	Vice President — Quality and Support
Keenan A. Paulson	61	Vice President — Water Treatment Group
John R. Sevenich	53	Vice President — Industrial Group

Patrick H. Hawkins was appointed to serve as our Chief Executive Officer and President in March 2011. He had previously been promoted to the position of President in March 2010 as part of the Board’s succession planning efforts. He joined the Company in 1992 and served as the Business Director — Food and Pharmaceuticals, a position he held from 2009 to 2010. Previously he served as Business Manager — Food and Co-Extrusion Products from 2007 to 2009 and Sales Representative — Food Ingredients from 2002 to 2007. He previously served the Company in various other capacities, including Plant Manager, Quality Director and Technical Director.

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

Theresa R. Moran has been the Company’s Vice President — Quality and Support since February 2010. Since joining the Company in 1981, Ms. Moran has served the Company in a variety of positions, including Administration Operations Manager from 1999 to 2007 and most recently as Director — Process Improvement, a position she held from 2007 until the time of her promotion.

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

“Compensation of Executive Officers and Directors” of the 2011 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2011 Proxy Statement are incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

“Election of Directors” and “Related Party Transactions” of the 2011 Proxy Statement are incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

“Independent Registered Public Accounting Firm’s Fees” of the 2011 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firms.
Consolidated Balance Sheets at April 3, 2011 and March 28, 2010.
Consolidated Statements of Income for the fiscal years ended April 3, 2011, March 28, 2010, and March 29, 2009.
Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 3, 2011, March 28, 2010, and March 29, 2009.
Consolidated Statements of Cash Flows for the fiscal years ended April 3, 2011, March 28, 2010, and March 29, 2009.
Notes to Consolidated Financial Statements.

(a	)(2)	FINANCIAL STATEMENT SCHEDULES OF THE COMPANY
The additional financial data listed below is included as a schedule to this Annual Report on Form 10-K and should be read in conjunction with the financial statements presented in Part II, Item 8. Schedules not included with this additional financial data have been omitted because they are not required or the required information is included in the financial statements or the notes.

The following financial statement schedule for the fiscal years 2011, 2010 and 2009.

Schedule II — Valuation and Qualifying Accounts.

(a	)(3)	EXHIBITS
The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

Date: June 9, 2011	By	/s/ Patrick H. Hawkins
Patrick H. Hawkins,
Chief Executive Officer and President

POWER OF ATTORNEY

Each of the undersigned directors of the Company, does hereby make, constitute and appoint Patrick H. Hawkins and Kathleen P. Pepski, and either of them, the undersigned’s true and lawful attorney-in-fact and agent, acting alone, with full power of substitution, for the undersigned and in the undersigned’s name, place and stead, to sign and affix the undersigned’s name as such director of the Company, in any and all capacities, to any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, and either of them, full power and authority to do and perform each and every act necessary or incidental to the performance and execution of the powers herein expressly granted.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on the date set forth beside their signature.

/s/ Patrick H. Hawkins Patrick H. Hawkins, Chief Executive Officer and President (Principal Executive Officer) and Director	Date: June 9, 2011

/s/ Kathleen P. Pepski Kathleen P. Pepski, Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Date: June 9, 2011

/s/ John S. McKeon John S. McKeon, Director, Chairman of the Board	Date: June 9, 2011

/s/ Duane M. Jergenson Duane M. Jergenson, Director	Date: June 9, 2011

/s/ Daryl I. Skaar Daryl I. Skaar, Director	Date: June 9, 2011

/s/ James A. Faulconbridge James A. Faulconbridge, Director	Date: June 9, 2011

/s/ James T. Thompson James T. Thompson, Director	Date: June 9, 2011

/s/ Jeffrey L. Wright Jeffrey L. Wright, Director	Date: June 9, 2011

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 3, 2011, MARCH 28, 2010, AND MARCH 29, 2009

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Deductions	Balance at
Description	of Year	Expenses	Accounts	Write-Offs	End of Year
	(In thousands)

Reserve deducted from asset to which it applies:
Year Ended April 3, 2011:
Allowance for doubtful accounts	$300	$120	$—	$14	$406
Year Ended March 28, 2010:
Allowance for doubtful accounts	$350	$(29)	$—	$21	$300
Year Ended March 29, 2009:
Allowance for doubtful accounts	$225	$230	$—	$105	$350

Exhibit Index

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under file number 0-7647.

Exhibit		Description	Method of Filing

2.1		Asset Purchase Agreement, dated as of January 10, 2011, among Vertex Chemical Corporation, Novel Wash Co., Inc., R.H.A. Corporation, Twin Acquisition Corp. and Hawkins, Inc.(1)	Incorporated by Reference
3.1		Amended and Second Restated Articles of Incorporation as amended through February 27, 2001.(2)	Incorporated by Reference
3.2		Amended and Restated By-Laws.(3)	Incorporated by Reference
10	.1*	Retention Bonus Agreement with John R. Hawkins	Incorporated by Reference
10	.2*	Description of Consulting Arrangement with John S. McKeon.(4)	Incorporated by Reference
10	.3*	Hawkins, Inc. 2004 Omnibus Stock Plan.(5)	Incorporated by Reference
10	.4*	Form of Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan.(6)	Incorporated by Reference
10	.5*	Form of Restricted Stock Agreement (Directors) under the Company’s 2004 Omnibus Stock Plan.(7)	Incorporated by Reference
10	.6*	Form of Non-Statutory Stock Option Agreement under the Company’s 2004 Omnibus Stock Plan.(8)	Incorporated by Reference
10	.7*	Form of Performance-Based Restricted Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan.(9)	Incorporated by Reference
10	.8*	Hawkins, Inc. 2010 Omnibus Incentive Plan.(10)	Incorporated by Reference
10	.9*	Form of Performance-Based Unit Award Notice and Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(11)	Incorporated by Reference
10	.10*	Form of Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(12)	Incorporated by Reference
23.1		Consent of Independent Registered Public Accounting Firm.	Filed Electronically
23.2		Consent of Independent Registered Public Accounting Firm.	Filed Electronically
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1		Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2		Section 1350 Certification by Chief Financial Officer.	Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 10, 2011 and filed January 11, 2011

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

(4)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 5, 2009 and filed August 11, 2009.

(5)	Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed July 23, 2004.

(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and filed November 9, 2004.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.

(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2011 (file no. 333-174735).

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.