Form 10-Q
period 2011-07-03
HAWKINS INC
filed 2011-08-04
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 29, 2011

Common Stock, par value $.05 per share	10,366,935

HAWKINS, INC.
INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets – July 3, 2011 and April 3, 2011	3

	Condensed Consolidated Statements of Income – Quarter Ended July 3, 2011 and June 30, 2010	4

	Condensed Consolidated Statements of Cash Flows – Quarter Ended July 3, 2011 and June 30, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 5.	Other Information	16

Item 6.	Exhibits	18

Signatures		18

Exhibit Index		19
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)
	July 3, 2011	April 3, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,284	$18,940
Investments available-for-sale	10,325	15,286
Trade receivables - less allowance for doubtful accounts: $378 as of July 3, 2011 and $406 as of April 3, 2011	36,796	35,736
Inventories	32,531	29,217
Income taxes receivable	-	2,197
Prepaid expenses and other current assets	2,532	2,872

Total current assets	105,468	104,248

PROPERTY, PLANT, AND EQUIPMENT - net	62,978	62,395

GOODWILL	6,231	6,231

INTANGIBLE ASSETS	8,650	8,811

LONG-TERM INVESTMENTS	2,693	3,175

OTHER	127	145

	$186,147	$185,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$23,112	$23,350
Dividends payable	-	3,095
Accrued payroll and employee benefits	4,672	7,760
Deferred income taxes	2,620	2,619
Container deposits	1,022	978
Income taxes payable	979	-
Other accruals	1,522	1,669

Total current liabilities	33,927	39,471

OTHER LONG-TERM LIABILITIES	922	1,215

DEFERRED INCOME TAXES	7,872	7,876

Total liabilities	42,721	48,562

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.05; 10,307,177 shares issued and outstanding as of July 3, 2011 and April 3, 2011	515	515
Additional paid-in capital	41,322	41,060
Retained earnings	101,739	95,013
Accumulated other comprehensive income (loss)	(150)	(145)

Total shareholders’ equity	143,426	136,443

	$186,147	$185,005

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter Ended
(In thousands, except share and per-share data)	July 3, 2011	June 30, 2010

Sales	$88,594	$74,665

Cost of sales	(70,667)	(56,218)

Gross profit	17,927	18,447

Selling, general and administrative expenses	(7,857)	(6,661)

Operating income	10,070	11,786

Investment income	65	106

Income from continuing operations before income taxes	10,135	11,892

Provision for income taxes	(3,782)	(4,555)

Income from continuing operations	6,353	7,337

Income from discontinued operations, net of tax	374	-

Net income	$6,727	$7,337

Weighted average number of shares outstanding-basic	10,307,177	10,253,458

Weighted average number of shares outstanding-diluted	10,362,172	10,308,270

Basic earnings per share
Earnings per share from continuing operations	$0.61	$0.72
Earnings per share from discontinued operations	0.04	-

Basic earnings per share	$0.65	$0.72

Diluted earnings per share
Earnings per share from continuing operations	$0.61	$0.71
Earnings per share from discontinued operations	0.04	-

Diluted earnings per share	$0.65	$0.71

Cash dividends declared per common share	$-	$-

See accompanying notes to financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended
(In thousands)	July 3, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,727	$7,337
Reconciliation to cash flows:
Depreciation and amortization	2,043	1,724
Stock compensation expense	209	283
Loss (gain) from property disposals	2	(13)
Changes in operating accounts (using) providing cash:
Trade receivables	(1,060)	(2,322)
Inventories	(3,314)	(4,517)
Accounts payable	2,541	2,044
Accrued liabilities	(3,485)	(4,797)
Income taxes	3,177	4,521
Other	357	363

Net cash provided by operating activities	7,197	4,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(3,626)	(3,301)
Purchases of investments	(200)	(1,960)
Sale and maturities of investments	5,635	4,275
Acquisition of Vertex	(1,709)	-
Proceeds from property disposals	89	40

Net cash provided by (used in) investing activities	189	(946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,095)	(2,879)
Other	53	-

Net cash used in financing activities	(3,042)	(2,879)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,344	798

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,940	18,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,284	$19,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$829	$34

Noncash investing activities-
Capital expenditures in accounts payable	$381	$242

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim financial statements were of a normal recurring nature.
The accounting policies we follow are set forth in “Item 8. Financial Statements and Supplementary Data, Note 1 – Nature of Business and Significant Accounting Policies” to our financial statements in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011 (“fiscal 2011”) filed with the SEC on June 9, 2011.
At the beginning of the current fiscal year ending April 1, 2012 (“fiscal 2012”), we changed our quarterly reporting to a 4-4-5 week convention.
The results of operations for the period ended July 3, 2011 are not necessarily indicative of the results that may be expected for the full year. During the fourth quarter of fiscal 2011 we acquired substantially all of the assets of Vertex Chemical Corporation, Novel Wash Co. Inc. and R.H.A. Corporation, (collectively, “Vertex”). Vertex’s results are incorporated in the consolidated financial statements from the date of acquisition. See Note 11 – Business Combinations for additional information.
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Quarter ended
	July 3, 2011	June 30, 2010
Weighted average common shares outstanding – basic	10,307,177	10,253,458
Dilutive impact of stock options, performance units, and restricted stock	54,995	54,812

Weighted average common shares outstanding - diluted	10,362,172	10,308,270

For the period ended July 3, 2011 and June 30, 2010, there were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS.
Note 3 – Discontinued Operations
In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The agreement provides for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3.7 million. We have no significant remaining obligations to fulfill under the agreement. Initially we recorded a receivable of approximately $1.7 million, equal to the carrying value of the assets that were related to this business. The first year payment under the agreement of $0.8 million was received in the second quarter of fiscal 2011. Amounts received in future periods in excess of the approximately $0.9 million remaining receivable will be recorded as a gain on sale of discontinued operations in those periods. In July 2011 we received the second year payment of $1.4 million and, accordingly, recorded a gain of approximately $0.6 million before taxes. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

Note 4 – Cash and Cash Equivalents and Investments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description	July 3,
(In thousands)	2011	Level 1	Level 2	Level 3
Assets:
Cash	$22,785	$22,785	$-	$-
Certificates of deposit	13,018	-	13,018	-
Money market securities	499	499	-	-

Description	April 3,
(In thousands)	2011	Level 1	Level 2	Level 3
Assets:
Cash	$18,485	$18,485	$-	$-
Certificates of deposit	18,461	-	18,461	-
Money market securities	455	455	-	-
Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the Condensed Consolidated Balance Sheets. As of July 3, 2011, the CD’s in current assets have a fair value of $10.3 million, and in noncurrent assets, the CD’s have a fair value of $2.7 million.
The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of July 3, 2011.
Note 5 – Inventories
Inventories at July 3, 2011 and April 3, 2011 consisted of the following:

	July 3,	April 3,
	2011	2011
(In thousands)
Finished goods (FIFO basis)	$38,680	$35,071
LIFO reserve	(6,149)	(5,854)

Net inventory	$32,531	$29,217

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $32.0 million at July 3, 2011 and $28.6 million at April 3, 2011. The remainder of the inventory was valued and accounted for under the FIFO method.
We increased the LIFO reserve by $0.3 million in the quarter ended July 3, 2011 and $0.8 million in the quarter ended June 30, 2010 as a result of the changes in inventory costs and inventory product mix. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets
The carrying amount of goodwill as of July 3, 2011 and April 3, 2011 was $6.2 million.
Intangible assets consist primarily of customer lists, trade secrets and non-compete agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of July 3, 2011 and April 3, 2011 were as follows:

	July 3, 2011
	Gross Carrying	Accumulated
	Amount	Amortization	Net
(In thousands)
Finite-life intangible assets
Customer relationships	$5,508	$(499)	$5,009
Trademark	1,240	(57)	1,183
Trade secrets	862	(440)	422
Carrier relationships	800	(37)	763
Other finite-life intangible assets	339	(293)	46

Total finite-life intangible assets	8,749	(1,326)	7,423
Indefinite-life intangible assets	1,227	-	1,227

Total intangible assets, net	$9,976	$(1,326)	$8,650

	April 3, 2011
	Gross Carrying	Accumulated
	Amount	Amortization	Net
(In thousands)
Finite-life intangible assets
Customer relationships	$5,508	$(423)	$5,085
Trademark	1,240	(26)	1,214
Trade secrets	862	(413)	449
Carrier relationships	800	(18)	782
Other finite-life intangible assets	339	(285)	54

Total finite-life intangible assets	8,749	(1,165)	7,584
Indefinite-life intangible assets	1,227	-	1,227

Total intangible assets, net	$9,976	$(1,165)	$8,811

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

Note 8 – Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) were as follows:

	July 3,	April 3,
(In thousands)	2011	2011
Unrealized gain (loss) on:
Available-for-sale investments	$(2)	$3
Post-retirement plan liability adjustments	(148)	(148)

Accumulated other comprehensive loss	$(150)	$(145)

Note 9 – Stock Based Compensation
Stock Option Awards. The following table represents the stock option activity for the quarter ended July 3, 2011:

	Outstanding		Exercisable
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	131,997	$17.82	66,666	$17.67
Granted	-	-	-	-
Vested	-	-	27,999	15.43
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding at end of period	131,997	$17.82	94,665	$17.01

Compensation expense for the quarter ended July 3, 2011 and June 30, 2010 related to stock options was not material.
Performance-Based Restricted Stock Units. Our Board of Directors approved a performance-based equity compensation arrangement for our executive officers during the first quarter of fiscal 2009. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 45,081 shares in the aggregate for fiscal 2012. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.
On June 8, 2011 and June 2, 2010, we awarded performance-based restricted stock units to our executive officers under this arrangement. The following table represents the restricted stock activity for the quarter ended July 3, 2011:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at beginning of period	11,667	$25.81
Granted	33,321	35.39
Vested	-	-
Forfeited or expired	-	-

Outstanding at end of period	44,988	$32.91

We recorded compensation expense related to performance share units of $0.1 million for the quarter ended July 3, 2011 and $0.2 million for the quarter ended June 30, 2010, substantially all of which was recorded in Selling, general and administrative (“SG&A”) expenses in the Condensed Consolidated Statements of Income.

Restricted Stock Awards. As part of their retainer, each non-employee Director receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for the quarter ended July 3, 2011:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Outstanding at beginning of period	6,996	$30.00
Granted	-	-
Vested	-	-
Forfeited or expired	-	-

Outstanding at end of period	6,996	$30.00

Compensation expense for the quarter ended July 3, 2011 and June 30, 2010 related to restricted stock awards to the Board was not material.
Note 10 – Commitments and Contingencies
Litigation —On November 3, 2009, ICL Performance Products, LP (“ICL”), a chemical supplier to us, filed a lawsuit in the United States District Court for the Eastern District of Missouri, asserting breach of a contract for the sale of phosphoric acid in 2009 (the “2009 Contract”). ICL seeks to recover $7.3 million in damages and pre-judgment interest, and additionally seeks to recover its costs and attorneys’ fees. ICL also claimed that we breached a contract for the sale of phosphoric acid in 2008 (the “2008 Contract”). ICL has since dropped its claim for breach of the 2008 Contract. We have counterclaimed against ICL alleging that ICL falsely claimed to have a shortage of raw materials that prevented it from supplying us with the contracted quantity of phosphoric acid for 2008. We claim that ICL used this alleged shortage and the threat of discontinued shipments of phosphoric acid to force us to pay increased prices for the remainder of 2008, and to sign the 2009 Contract. Based on this alleged conduct, we have brought four alternate causes of action including: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) negligent misrepresentation, and (4) intentional misrepresentation. We seek to recover $1.5 million in damages, and additionally seek to recover punitive damages, pre- and post-judgment interest, and our costs and attorneys’ fees. The discovery phase in this action is complete, and both parties have moved for summary judgment in their favor. We do not know how or when the Court might rule on the parties’ summary judgment motions. The jury trial for this action is scheduled for mid November 2011. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. Lawsuits such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.
We are a party from time to time in other legal proceedings arising in the ordinary course of our business. To date, none of the litigation has had a material effect on us.
Note 11 – Business Combinations
On January 14, 2011, we completed the acquisition of the assets of Vertex for $27.2 million, $25.5 million paid at closing and the remaining $1.7 million paid during the first quarter of fiscal 2012. We acquired substantially all of the assets used in Vertex’s business, which is primarily the manufacture and distribution of sodium hypochlorite and the distribution of caustic soda, hydrochloric acid and related products.
Vertex operating results are included in our Condensed Consolidated Statements of Income in our Industrial segment from the date of acquisition.

The following unaudited pro forma condensed consolidated financial results of operations are presented as if the Vertex acquisition had been completed at the beginning of the each period presented:

	Quarter Ended
	July 3,	June 30,
(In thousands, except share and per-share data)	2011	2010
Pro forma net sales	$88,594	$83,178
Pro forma net earnings	6,727	7,712

Pro forma earnings per share:
Basic	$0.65	$0.75
Diluted	0.65	0.75

Weighted average common shares outstanding:
Basic	10,307,177	10,253,458
Diluted	10,362,172	10,308,270
The results for the quarter ended July 3, 2011 shown in this table reflect actual condensed consolidated financial results for the period, while the results for the quarter ended June 30, 2010 reflect pro forma condensed consolidated financial results. These unaudited financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of each fiscal period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.
Note 12 – Segment Information
We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in our fiscal 2011 Annual Report on Form 10-K. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given our nature, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer represents 10 percent or more of our revenue. Sales are primarily within the United States and all assets are located within the United States.

		Water
Reportable Segments	Industrial	Treatment	Total
(In thousands)
Quarter Ended July 3, 2011:
Sales	$63,567	$25,027	$88,594
Gross profit	10,719	7,208	17,927
Operating income	5,642	4,428	10,070

Quarter Ended June 30, 2010:
Sales	$49,806	$24,859	$74,665
Gross profit	10,340	8,107	18,447
Operating income	6,412	5,374	11,786

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the quarter ended July 3, 2011 as compared to June 30, 2010. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 3, 2011 (“fiscal 2011”).
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
In the fourth quarter of fiscal 2011, we completed the acquisition of substantially all of the assets of Vertex, a manufacturer of sodium hypochlorite in the central Midwest. In addition to the manufacture of sodium hypochlorite bleaches, Vertex distributes and provides terminal services for bulk liquid inorganic chemicals, and contract and private label packaging for household chemicals. Its corporate headquarters are located in St. Louis, Missouri, with manufacturing sites in Dupo, Illinois, Camanche, Iowa, and Memphis, Tennessee. In connection with the acquisition we paid the sellers $27.2 million and assumed certain liabilities of Vertex. Vertex’s business is part of our Industrial Group.
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
We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. We have recorded a $0.3 million increase in our LIFO reserve for the quarter ended July 3, 2011 and a $0.8 million increase for the quarter ended June 30, 2010, reducing our reported gross profit by that amount in each of the first quarters of fiscal 2012 and 2011. We anticipate material costs to increase somewhat throughout fiscal 2012.

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Quarter ended
	July 3,		June 30,
	2011		2010
Sales	100.0%		100.0%
Cost of sales	(79.8	) %	(75.3	) %

Gross profit	20.2%		24.7%
Selling, general and administrative expenses	(8.9	) %	(8.9	) %

Operating income	11.3%		15.8%
Investment income	0.1%		0.1%

Income from continuing operations before income taxes	11.4%		15.9%
Provision for income taxes	(4.3	) %	(6.1	) %

Incoming from continuing operations	7.1%		9.8%
Income from discontinued operations, net of tax	0.4%		-%

Net income	7.5%		9.8%

Sales
Sales increased $13.9 million, or 18.7%, to $88.6 million in the period ended July 3, 2011 as compared to $74.7 million in the period ended June 30, 2010. Sales of bulk chemicals, including caustic soda, were approximately 22% of sales during the first quarter of fiscal 2012 and the 19% during first quarter of fiscal 2011. Vertex, which we acquired during the fourth quarter of fiscal 2011, contributed approximately $11.0 million of the increase in sales during the first quarter of fiscal 2012. The remaining increase in sales is primarily the result of higher selling prices for bulk chemicals due to increased commodity chemical prices as well as increased sales of specialty and manufactured chemical products, partially offset by lower bulk chemical sales volumes. We experienced unfavorable weather conditions in the quarter ended July 3, 2011 that negatively impacted sales volumes within both segments. The weather was unseasonably cold and wet with certain regions experiencing flooding, reducing the consumption of chemicals needed for water treatment and agricultural applications.
Industrial Segment. Industrial segment sales increased $13.7 million, or 27.6%, to $63.6 million for the quarter ended July 3, 2011 as compared to the quarter ended June 30, 2010. Vertex, which we acquired during the fourth quarter of fiscal 2011, contributed approximately $11.0 million of the increase in sales during the first quarter of fiscal 2012. The remaining increase in sales for the Industrial segment was the result of higher selling prices for bulk chemical due to increased commodity chemical prices, partially offset by lower bulk chemical sales volumes.
Water Treatment Segment. Water Treatment segment sales increased $0.2 million, or 0.7%, to $25.0 million for the quarter ended July 3, 2011 as compared to the quarter ended June 30, 2010. Despite adverse weather conditions, the segment’s sales performance was positively impacted by increased sales across all product lines, largely offset by lower selling prices due to competitive pricing pressures.
Gross Profit
Gross profit was $17.9 million, or 20.2% of sales, for the period ended July 3, 2011, as compared to $18.4 million, or 24.7% of sales, for the period ended June 30, 2010. Due to projected increases in certain raw material costs, the LIFO method of valuing inventory negatively impacted gross profit by $0.3 million for the quarter ended July 3, 2011 and $0.8 million for the quarter ended June 30, 2010.
Industrial Segment. Gross profit for the Industrial segment was $10.7 million, or 16.9% of sales, for the quarter ended July 3, 2011, as compared to $10.3 million, or 20.8% of sales, for the quarter ended June 30, 2010. The increase in gross profit resulted from adding Vertex’s business to this segment, offset by pricing pressure across all product lines. The LIFO method of valuing inventory negatively impacted gross profit in this segment by $0.2 million during the first quarter of fiscal 2012 and $0.6 million during the first quarter of fiscal 2011.
Water Treatment Segment. Gross profit for the Water Treatment segment was $7.2 million, or 28.8% of sales, for the quarter ended July 3, 2011, as compared to $8.1 million, or 32.6% of sales, for the quarter ended June 30, 2010. The decrease in gross profit was primarily due to competitive pricing pressures, partially offset by increased sales across all product lines. The LIFO method of valuing inventory did not have a material impact in this segment during the first quarter of fiscal 2012 and negatively impacted gross profit by $0.2 million during the first quarter of fiscal 2011.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $7.9 million, or 8.9% of sales, for the period ended July 3, 2011 as compared to $6.7 million, or 8.9% of sales, for the period ended June 30, 2010. The increase was primarily due to the acquisition of Vertex during the fourth quarter of fiscal 2011.
Operating Income
Operating income was $10.1 million for the period ended July 3, 2011, a decrease of $1.7 million from the period ended June 30, 2010. The Industrial segment accounted for $0.8 million and the Water Treatment segment accounted for the $0.9 million of the decrease. The decrease in operating income was driven by lower gross profits and increased SG&A expenses.
Investment Income
Investment income was $0.1 million for the period ended July 3, 2011 as well as the period ended June 30, 2010.
Provision for Income Taxes
Our effective income tax rate was 37.3% for the period ended July 3, 2011, compared to 38.3% for the period ended June 30, 2010. The lower effective tax rate is primarily due to a projected increase in permanent tax benefits for fiscal 2012.
Liquidity and Capital Resources
Cash provided by operations for the period ended July 3, 2011 was $7.2 million compared to $4.6 million for the period ended June 30, 2010. The increase in cash provided by operating activities was due primarily to reduced cash amounts used to fund working capital, including the timing of inventory purchases and the related vendor payments and the timing of customer payments. Historically, our cash requirements increase during the period from April through September as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the same period.
Cash and investments available-for-sale of $36.3 million at July 3, 2011 decreased by $1.1 million as compared with the $37.4 million available as of April 3, 2011, primarily due to higher working capital balances and cash disbursed for capital expenditures, dividends and the final payment related to the Vertex acquisition during the first quarter of fiscal 2012.
Capital Expenditures
Capital expenditures were $3.6 million for the quarter ended July 3, 2011 compared to $3.3 million for the quarter ended June 30, 2010. Significant capital expenditures during the first quarter of fiscal 2012 consisted of approximately $1.5 million for business expansion and process improvement projects and $1.6 million for other facility, regulatory and safety improvements. We expect our cash flows from operations will be sufficient to fund our planned capital expenditures in fiscal 2012.
Critical Accounting Policies
Our significant accounting policies are set forth in Note 1 to our financial statements in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011. The accounting policies used in preparing our interim fiscal 2012 financial statements are the same as those described in our Annual Report.

Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At July 3, 2011, our investment portfolio included $13.0 million of certificates of deposit classified as fixed income securities and cash and cash equivalents of $23.3 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.
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
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On November 3, 2009, ICL Performance Products, LP (“ICL”), a chemical supplier to us, filed a lawsuit in the United States District Court for the Eastern District of Missouri, asserting breach of a contract for the sale of phosphoric acid in 2009 (the “2009 Contract”). ICL seeks to recover $7.3 million in damages and pre-judgment interest, and additionally seeks to recover its costs and attorneys’ fees. ICL also claimed that we breached a contract for the sale of phosphoric acid in 2008 (the “2008 Contract”). ICL has since dropped its claim for breach of the 2008 Contract. We have counterclaimed against ICL alleging that ICL falsely claimed to have a shortage of raw materials that prevented it from supplying us with the contracted quantity of phosphoric acid for 2008. We claim that ICL used this alleged shortage and the threat of discontinued shipments of phosphoric acid to force us to pay increased prices for the remainder of 2008, and to sign the 2009 Contract. Based on this alleged conduct, we have brought four alternate causes of action including: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) negligent misrepresentation, and (4) intentional misrepresentation. We seek to recover $1.5 million in damages, and additionally seek to recover punitive damages, pre- and post-judgment interest, and our costs and attorneys’ fees. The discovery phase in this action is complete, and both parties have moved for summary judgment in their favor. We do not know how or when the Court might rule on the parties’ summary judgment motions. The jury trial for this action is scheduled for mid November 2011. We are not able to predict the ultimate outcome of this litigation, but legal proceedings such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.
We are a party from time to time in other legal proceedings arising in the ordinary course of our business. To date, none of the litigation has had a material effect on us.

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.
Item 5. OTHER INFORMATION
Item 1.01. Entry into a Material Definitive Agreement
On August 2, 2011, the Board of Directors of Hawkins, Inc. (the “Company”) and John S. McKeon, Chairman of the Board, agreed to amend the compensation arrangement relating to Mr. McKeon’s provision of consulting services to the Company by reducing his compensation from $6,250 per month to $5,000 per month. This arrangement is separate from the compensation paid to Mr. McKeon for his service as Chairman of the Board which was not revised at this time. Either the Company or Mr. McKeon can terminate this arrangement at any time.
Item 5.02. DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS
On August 2, 2011, our Compensation Committee adopted an Executive Severance Plan (the “Severance Plan”) to be entered into with our Chief Executive Officer and certain other key employees (collectively, “Covered Executives”).
Covered Executives will be eligible to receive specified payments and benefits if our Company terminates their employment (i) without “cause” at any time or (ii) for “good reason” within two years after a “change in control.” The Compensation Committee is responsible for assigning each Covered Executive to one of four tiers, which determines the duration of salary continuation and amount of change in control payments for which a Covered Executive may be eligible. Initially, the Chief Executive Officer will be assigned to Tier 1 and the Chief Financial Officer, Vice President—Industrial and Vice President—Water Treatment Group will be assigned to Tier 3 and our General Counsel will be assigned to Tier 4.
The payments and benefits that will be paid to Covered Executives under the Severance Plan as a result of a qualifying termination of employment include (i) base salary for the salary continuation period associated with their Tier, (ii) COBRA continuation coverage for medical and dental benefits for a maximum of 18 months (with Covered Executive to be charged the active employee rate for coverage) , and (iii) the reasonable costs of outplacement services for a maximum of 1 year.
The additional payments and benefits that will be paid to Covered Executives under the Severance Plan as a result of a qualifying termination of employment in connection with a change in control include (i) six additional months of salary continuation, (ii) a benefit equal to the annual bonus the Covered Executive would have received (measured at target) if the Covered Executive had remained employed and eligible to receive such bonus for the entire salary continuation period, and (iii) a benefit equal to the additional benefit, if any, that would have been received under the Hawkins, Inc. Profit Sharing Plan if the Covered Executive had remained employed and eligible for the Profit Sharing Plan for the entire salary continuation period.
A Covered Executive must enter into an employment agreement with the Company that contains covenants against competition, disclosure and solicitation, and as a release of claims in order to qualify for payments and benefits under the Severance Plan.

The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the Severance Plan, which is attached as Exhibit 10.1 hereto and is incorporated into this Item 5.02 by reference.
Item 5.07. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On August 2, 2011, the Company held its 2011 Annual Meeting of Shareholders. The proposals that were voted upon at the meeting and the number of votes cast as to each proposal are set forth below.
Proposal One - Election of Directors
The shareholders elected each of the seven nominees to serve as director for a term of one year, which term shall expire at the next annual meeting of shareholders, based on the votes listed below:

Director Nominee	For	Against	Abstain
John S. McKeon	5,904,798	1,804,159	7,029
Patrick H. Hawkins	7,683,670	26,068	6,248
James A. Faulconbridge	6,543,933	1,146,513	25,540
Duane M. Jergenson	7,530,062	160,350	25,574
Daryl I. Skaar	7,507,085	183,989	24,912
James T. Thompson	7,531,638	158,038	26,310
Jeffrey L. Wright	6,706,117	984,051	25,818
Proposal Two - Approval of the Hawkins, Inc. Employee Stock Purchase Plan
The shareholders approved the Employee Stock Purchase Plan, based on the votes listed below:

For	Against	Abstain	Broker Non-Votes
7,549,941	135,843	30,202	—
Proposal Three - Non-Binding Advisory Vote on Executive Compensation
The shareholders approved, on an advisory basis, the compensation of the Company’s executive officers as disclosed in the proxy statement distributed in connection with the Annual Meeting, based on the votes listed below:

For	Against	Abstain	Broker Non-Votes
7,272,896	172,310	270,780	—
Proposal Four - Non-Binding Advisory Vote on the Frequency of the Vote on Executive Compensation
The shareholders expressed a preference for an annual non-binding advisory vote on the compensation of the company’s executive officers, based on the votes listed below:

1 Year	2 Year	3 Year	Abstain
3,915,417	99,874	3,298,009	402,686
In light of the voting results for this Proposal Four, the Board of Directors has determined that it will include a non-binding advisory vote on executive compensation in the Company’s proxy materials every three years until the next required advisory vote on the frequency of shareholder votes on executive compensation.
The above proposals are described in further detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 22, 2011.

ITEM 6. EXHIBITS
Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
10.1	Executive Severance Plan	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 3, 2011, filed with the SEC on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 3, 2011 and April 3, 2011, (ii) the Condensed Consolidated Statements of Income for the Quarter Ended July 3, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Quarter Ended July 3, 2011 and June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By	:	/s/ Kathleen P. Pepski

Kathleen P. Pepski

Vice President, Chief Financial Officer, and Treasurer
(On behalf of the Registrant and as principal financial officer)
Dated: August 4, 2011

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
10.1	Executive Severance Plan	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 3, 2011, filed with the SEC on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 3, 2011 and April 3, 2011 (ii) the Condensed Consolidated Statements of Income for the Quarter Ended July 3, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Quarter Ended July 3, 2011 and June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.