Form 10-Q/A
period 2011-07-03
HAWKINS INC
filed 2011-08-24
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to correct an inadvertent error in the text of Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011 (the “Original Report”), filed with the Securities and Exchange Commission (“SEC”) on July 27, 2011. This Amendment correctly reflects the original determination of our Board of Directors to include a non-binding advisory vote on executive compensation in the Company’s proxy materials every year until the next required advisory vote on the frequency of shareholder votes on executive compensation. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this amendment contains the complete text of Part II, Item 5, as amended.

Except as described above, we have not modified or updated other disclosures presented in the Original Report. This Amendment does not amend, update or change the financial statements or other disclosures in the Original Report and does not reflect events occurring after the filing of the Original Report. This Amendment should be read in conjunction with our other filings with the SEC subsequent to the filing of the Original Report.

PART II. OTHER INFORMATION

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

Item 5.02.	Departure of Directors or Certain Officer; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

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

Proposal Four - Non-Binding Advisory Vote on the Frequency of the Vote on Executive Compensation

The shareholders expressed a preference for an annual non-binding advisory vote on the compensation of the company’s executive officers, based on the votes listed below

1 Year	2 Year	3 Year	Abstain
3,915,417	99,874	3,298,009	402,686

In light of the voting results for this Proposal Four, the Board of Directors has determined that it will include a non-binding advisory vote on executive compensation in the Company’s proxy materials every year until the next required advisory vote on the frequency of shareholder votes on executive compensation.

The above proposals are described in further detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 22, 2011.

ITEM 6.	EXHIBITS

Exhibit	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
10.1	Executive Severance Plan.*	Previously Filed
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Previously Filed
32.2	Section 1350 Certification by Chief Financial Officer.	Previously Filed
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 3, 2011, filed with the SEC on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 3, 2011 and April 3, 2011 (ii) the Condensed Consolidated Statements of Income for the Quarter Ended July 3, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Quarter Ended July 3, 2011 and June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Previously Filed

* Management	contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/S/ KATHLEEN P. PEPSKI

Kathleen P. Pepski

Vice President, Chief Financial Officer, and Treasurer
(On behalf of the Registrant and as principal financial officer)

Date: August 23, 2011

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by Reference
3.2	Amended and Restated By-Laws.	Incorporated by Reference
10.1	Executive Severance Plan.	Previously Filed
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Previously Filed
32.2	Section 1350 Certification by Chief Financial Officer.	Previously Filed
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 3, 2011, filed with the SEC on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 3, 2011 and April 3, 2011 (ii) the Condensed Consolidated Statements of Income for the Quarter Ended July 3, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Quarter Ended July 3, 2011 and June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Previously Filed