Form 10-Q
period 2011-10-02
HAWKINS INC
filed 2011-10-27
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT OCTOBER 25, 2011
Common Stock, par value $.05 per share	10,382,388

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	October 2, 2011	April 3, 2011
	(Unaudited)	(Audited*)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,714	$18,940
Investments available-for-sale	9,256	15,286
Trade receivables - less allowance for doubtful accounts:
$401 as of October 2, 2011 and $406 as of April 3, 2011	36,545	35,736
Inventories	34,201	29,217
Income taxes receivable	-	2,197
Prepaid expenses and other current assets	2,381	2,872

Total current assets	106,097	104,248

PROPERTY, PLANT, AND EQUIPMENT - net	63,576	62,395

GOODWILL	6,495	6,231

INTANGIBLE ASSETS	8,496	8,811

LONG-TERM INVESTMENTS	6,113	3,175

OTHER	111	145

	$190,888	$185,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$18,418	$23,350
Dividends payable	3,317	3,095
Accrued payroll and employee benefits	6,187	7,760
Deferred income taxes	2,620	2,619
Container deposits	1,042	978
Income taxes payable	1,412	-
Other accruals	1,487	1,669

Total current liabilities	34,483	39,471

OTHER LONG-TERM LIABILITIES	852	1,215

DEFERRED INCOME TAXES	7,865	7,876

Total liabilities	43,200	48,562

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.05; 10,331,280 shares issued and outstanding as of October 2, 2011 and 10,307,177 shares issued and outstanding as of April 3, 2011	517	515
Additional paid-in capital	42,009	41,060
Retained earnings	105,323	95,013
Accumulated other comprehensive income (loss)	(161)	(145)

Total shareholders’ equity	147,688	136,443

	$190,888	$185,005

* Derived from audited financial statements

See accompanying notes to financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except share and per-share data)	October 2, 2011	September 30, 2010	October 2, 2011	September 30, 2010

Sales	$87,870	$70,398	$176,464	$145,064

Cost of sales	(69,120)	(52,656)	(139,787)	(108,874)

Gross profit	18,750	17,742	36,677	36,190

Selling, general and administrative expenses	(7,844)	(6,814)	(15,701)	(13,475)

Operating income	10,906	10,928	20,976	22,715

Investment income	28	96	93	201

Income from continuing operations before income taxes	10,934	11,024	21,069	22,916

Provision for income taxes	(4,217)	(4,192)	(7,998)	(8,747)

Income from continuing operations	6,717	6,832	13,071	14,169

Income from discontinued operations, net of tax	184	-	557	-

Net income	$6,901	$6,832	$13,628	$14,169

Weighted average number of shares outstanding-basic	10,322,768	10,257,175	10,314,973	10,255,297

Weighted average number of shares outstanding-diluted	10,365,372	10,332,764	10,362,847	10,321,355

Basic earnings per share
Earnings per share from continuing operations	$0.65	$0.67	$1.27	$1.38
Earnings per share from discontinued operations	0.02	-	0.05	-

Basic earnings per share	$0.67	$0.67	$1.32	$1.38

Diluted earnings per share
Earnings per share from continuing operations	$0.65	$0.66	$1.27	$1.37
Earnings per share from discontinued operations	0.02	-	0.05	-

Diluted earnings per share	$0.67	$0.66	$1.32	$1.37

Cash dividends declared per common share	$0.32	$0.40	$0.32	$0.40

See accompanying notes to financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	October 2, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,628	$14,169
Reconciliation to cash flows:
Depreciation and amortization	4,099	3,425
Stock compensation expense	584	654
Loss (gain) from property disposals	16	(26)
Changes in operating accounts (using) providing cash:
Trade receivables	(809)	(2,479)
Inventories	(5,248)	(3,444)
Accounts payable	(2,089)	844
Accrued liabilities	(2,057)	(3,311)
Income taxes	3,609	6,195
Other	525	1,229

Net cash provided by operating activities	12,258	17,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(6,209)	(5,138)
Purchases of investments	(6,815)	(4,410)
Sale and maturities of investments	9,880	11,445
Acquisition of Vertex	(1,709)	-
Proceeds from property disposals	98	53

Net cash provided by (used in) investing activities	(4,755)	1,950

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,095)	(2,879)
Other	366	-

Net cash used in financing activities	(2,729)	(2,879)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,774	16,327

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,940	18,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,714	$35,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,728	$2,550

Noncash investing activities-
Capital expenditures in accounts payable	$318	$501

See accompanying notes to financial statements.

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

At the beginning of the current fiscal year ending April 1, 2012 (“fiscal 2012”), we changed our quarterly reporting to a 13 week convention.

The results of operations for the period ended October 2, 2011 are not necessarily indicative of the results that may be expected for the full year. During the fourth quarter of fiscal 2011 we acquired substantially all of the assets of Vertex Chemical Corporation, Novel Wash Co. Inc. and R.H.A. Corporation, (collectively, “Vertex”). Vertex’s results are incorporated in the consolidated financial statements from the date of acquisition. See Note 11 – Business Combinations for additional information.

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended		Six months ended
	October 2, 2011	September 30, 2010	October 2, 2011	September 30, 2010
Weighted-average common shares outstanding – basic	10,322,768	10,257,175	10,314,973	10,255,297
Dilutive impact of stock options, performance units, and restricted stock	42,604	75,589	47,874	66,058

Weighted-average common shares outstanding – diluted	10,365,372	10,332,764	10,362,847	10,321,355

For the periods ended October 2, 2011 and September 30, 2010, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Discontinued Operations

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The agreement provides for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3.7 million. We have no significant remaining obligations to fulfill under the agreement. To date we have received $2.2 million under this agreement and have recorded gains of approximately $0.9 million before taxes in fiscal 2012. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

Note 4 – Cash and Cash Equivalents and Investments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	October 2,00	October 2,00	October 2,00	October 2,00
Description	October 2, 2011
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash	$23,193	$23,193	$-	$-
Certificates of deposit	15,369	-	15,369	-
Money market securities	521	521	-	-

	October 2,00	October 2,00	October 2,00	October 2,00

Description	April 3, 2011
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash	$18,485	$18,485	$-	$-
Certificates of deposit	18,461	-	18,461	-
Money market securities	455	455	-	-

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the Condensed Consolidated Balance Sheets. As of October 2, 2011, the CD’s in current assets have a fair value of $9.3 million, and in noncurrent assets, the CD’s have a fair value of $6.1 million.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of October 2, 2011.

Note 5 – Inventories

Inventories at October 2, 2011 and April 3, 2011 consisted of the following:

	October 2, 2011	April 3, 2011
(In thousands)
Finished goods (FIFO basis)	$40,458	$35,071
LIFO reserve	(6,257)	(5,854)

Net inventory	$34,201	$29,217

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $34.4 million at October 2, 2011 and $28.6 million at April 3, 2011. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.1 million during the three months ended October 2, 2011 compared to a decrease of $0.1 million the three months ended September 30, 2010. During the six months ended October 2, 2011, the LIFO reserve increased $0.4 million while the reserve increased $0.7 million in the six months ended September 30, 2010 as a result of the changes in inventory costs and inventory product mix. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets

The carrying amount of goodwill as of October 2, 2011 was $6.5 million and at April 3, 2011 was $6.2 million.

The $0.3 million increase in goodwill relates to the finalization of the determination of the fair value of inventory acquired as part of the acquisition of Vertex.

Intangible assets consist primarily of customer lists, trade secrets and non-compete agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of October 2, 2011 and April 3, 2011 were as follows:

	Gross Carrying	Gross Carrying	Gross Carrying
	October 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets
Customer relationships	$5,508	$(568)	$4,940
Trademark	1,240	(88)	1,152
Trade secrets	862	(467)	395
Carrier relationships	800	(56)	744
Other finite-life intangible assets	339	(301)	38

Total finite-life intangible assets	8,749	(1,480)	7,269
Indefinite-life intangible assets	1,227	-	1,227

Total intangible assets, net	$9,976	$(1,480)	$8,496

	Gross Carrying	Gross Carrying	Gross Carrying

	April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets
Customer relationships	$5,508	$(423)	$5,085
Trademark	1,240	(26)	1,214
Trade secrets	862	(413)	449
Carrier relationships	800	(18)	782
Other finite-life intangible assets	339	(285)	54

Total finite-life intangible assets	8,749	(1,165)	7,584
Indefinite-life intangible assets	1,227	-	1,227

Total intangible assets, net	$9,976	$(1,165)	$8,811

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

Note 8 – Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

	October 2, 2011	April 3, 2011
(In thousands)
Unrealized gain (loss) on:
Available-for-sale investments	$(13)	$3
Post-retirement plan liability adjustments	(148)	(148)

Accumulated other comprehensive loss	$(161)	$(145)

Note 9 – Stock Based Compensation

Stock Option Awards. The following table represents the stock option activity for the six months ended October 2, 2011:

	Outstanding		Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	131,997	$17.82	66,666	$17.67
Granted	-	-	-	-
Vested	-	-	27,999	15.43
Exercised	(9,333)	15.43	(9,333)	15.43
Forfeited or expired	-	-	-	-

Outstanding at end of period	122,664	$18.00	85,332	$17.18

Compensation expense for the three and six months ended October 2, 2011 and September 30, 2010 related to stock options was not material.

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

On June 8, 2011 and June 2, 2010, we awarded performance-based restricted stock units to our executive officers under this arrangement. The following table represents the restricted stock activity for the six months ended October 2, 2011:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	11,667	$25.81
Granted	33,321	35.39
Vested	-	-
Forfeited or expired	-	-

Outstanding at end of period	44,988	$32.91

We recorded compensation expense of $0.2 million and $0.4 million related to performance share units for the three and six months ended October 2, 2011, respectively. We recorded compensation expense of $0.3 million and $0.5 million related to performance share units for the three and six months ended September 30, 2010, respectively. Substantially all of the compensation expense was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Restricted Stock Awards. As part of their retainer, each non-employee Director receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for the six months ended October 2, 2011:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	6,996	$30.00
Granted	6,120	34.31
Vested	(6,996)	30.00
Forfeited or expired	-	-

Outstanding at end of period	6,120	$34.31

Compensation expense for the quarter ended October 2, 2011 and September 30, 2010 related to restricted stock awards to the Board was 0.1 million. We recorded $0.3 million in compensation expense related to restricted stock awards to the Board for the six month period ended October 2, 2011 and $0.1 million for the six month period ended September 30, 2010.

Note 10 – Commitments and Contingencies

Litigation—On November 3, 2009, ICL Performance Products, LP (“ICL”), a chemical supplier to us, filed a lawsuit in the United States District Court for the Eastern District of Missouri, asserting breach of a contract for the sale of phosphoric acid in 2009 (the “2009 Contract”). ICL seeks to recover $7.3 million in damages and pre-judgment interest, and additionally seeks to recover its costs and attorneys’ fees. ICL also claimed that we breached a contract for the sale of phosphoric acid in 2008 (the “2008 Contract”). ICL has since dropped its claim for breach of the 2008 Contract. We have counterclaimed against ICL alleging that ICL falsely claimed to have a shortage of raw materials that prevented it from supplying us with the contracted quantity of phosphoric acid for 2008. We claim that ICL used this alleged shortage and the threat of discontinued shipments of phosphoric acid to force us to pay increased prices for the remainder of 2008, and to sign the 2009 Contract. Based on this alleged conduct, we have brought four alternate causes of action including: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) negligent misrepresentation, and (4) intentional misrepresentation. We seek to recover $1.5 million in damages, and additionally seek to recover punitive damages, pre- and post-judgment interest, and our costs and attorneys’ fees. The discovery phase in this action is complete, and both parties have moved for summary judgment in their favor. We do not know how or when the Court might rule on the parties’ summary judgment motions. No trial date has been set. We are not able to predict the ultimate outcome of this litigation, but it may be costly and disruptive. Lawsuits such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

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

The following unaudited pro forma condensed consolidated financial results of operations are presented as if the Vertex acquisition had been completed at the beginning of the each period presented:

	Three months ended		Six months ended
(In thousands, except share and per-share data)	October 2, 2011	September 30, 2010	October 2, 2011	September 30, 2010
Pro forma net sales	$87,870	$81,412	$176,464	$164,591
Pro forma net earnings	6,901	7,335	13,628	15,050

Pro forma earnings per share:
Basic	$0.67	$0.72	$1.32	$1.47
Diluted	0.67	0.71	1.32	1.46

Weighted average common shares outstanding:
Basic	10,322,768	10,257,175	10,314,973	10,255,297
Diluted	10,365,372	10,332,764	10,362,847	10,321,355

The results for the three and six months ended October 2, 2011 shown in this table reflect actual condensed consolidated financial results for the period, while the results for the three and six months ended September 30, 2010 reflect pro forma condensed consolidated financial results. These unaudited financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of each fiscal period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

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

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Three months ended October 2, 2011:
Sales	$61,338	$26,532	$87,870
Gross profit	10,854	7,896	18,750
Operating income	5,786	5,120	10,906

Three months ended September 30, 2010:
Sales	$44,928	$25,470	$70,398
Gross profit	9,582	8,160	17,742
Operating income	5,351	5,577	10,928

Six months ended October 2, 2011:
Sales	$124,905	$51,559	$176,464
Gross profit	21,573	15,104	36,677
Operating income	11,428	9,549	20,977

Six months ended September 30, 2010:
Sales	$94,734	$50,330	$145,064
Gross profit	19,923	16,267	36,190
Operating income	11,764	10,951	22,715

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended October 2, 2011 as compared to September 30, 2010. This discussion should be read in conjunction with the Condensed Financial Statements and Notes to Condensed Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 3, 2011 (“fiscal 2011”). References to fiscal 2012 refer to the fiscal year ending April 1, 2012.

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

We use the last in, first out (“LIFO”) method of valuing inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. We recorded a $0.1 million and $0.4 million increase in our LIFO reserve, which reduced our reported gross profit by those amounts, for the three and six months ended October 2, 2011, respectively. We have experienced rising commodity chemical costs and anticipate these higher material costs to continue for the remainder of fiscal 2012. We recorded a $0.1 million reduction in our LIFO reserve, which increased our gross profit by that amount, for the three months ended September 30, 2010 and recorded a $0.7 million increase in the LIFO reserve, which decreased our gross profit by that amount, for the six months ended September 30, 2010.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Six months ended
	Oct 2 2011	Sept 30 2010	Oct 2 2011	Sept 30 2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(78.7)	(74.8)	(79.2)	(75.1)

Gross profit	21.3	25.2	20.8	24.9
Selling, general and administrative expenses	(8.9)	(9.7)	(8.9)	(9.3)

Operating income	12.4	15.5	11.9	15.6
Investment income	-	0.1	-	0.1

Income from continuing operations before income taxes	12.4	15.6	11.9	15.7
Provision for income taxes	(4.8)	(6.0)	(4.5)	(6.0)

Incoming from continuing operations	7.6	9.6	7.4	9.7
Income from discontinued operations, net of tax	0.2	-	0.3	-

Net income	7.8%	9.6%	7.7%	9.7%

Three Months Ended October 2, 2011 Compared to the Three Months Ended September 30, 2010

Sales

Sales increased $17.5 million, or 24.9%, to $87.9 million in the three months ended October 2, 2011 as compared to $70.4 million in the three months ended September 30, 2010. Sales of bulk chemicals, including caustic soda, were approximately 21% of sales during the three months ended October 2, 2011 and September 30, 2010. Vertex, which we acquired during the fourth quarter of fiscal 2011, contributed $10.5 million of the increase in sales during the second quarter of fiscal 2012. We experienced increased sales across the majority of our product lines in the second quarter of fiscal 2012 as compared to the same period in fiscal 2011.

Industrial Segment. Industrial segment sales increased $16.4 million, or 36.5%, to $61.3 million for the three months ended October 2, 2011 as compared to the same period of the prior year. Vertex contributed $10.5 million of the increase in sales during the second quarter of fiscal 2012. The remaining increase in sales was the result of higher selling prices across the majority of our product lines due to increased commodity chemical prices as well as higher manufactured and specialty chemical product sales volumes, partially offset by lower bulk chemical sales volumes.

Water Treatment Segment. Water Treatment segment sales increased $1.0 million, or 3.9%, to $26.5 million for the three months ended October 2, 2011 as compared to the same period of the prior year. The sales increase was primarily due to increased sales of manufactured and specialty chemical products partially offset by lower bulk chemical sales volumes. Unfavorable weather conditions negatively impacted the segment’s sales performance this quarter.

Gross Profit

Gross profit was $18.8 million, or 21.3% of sales, for the three months ended October 2, 2011, as compared to $17.7 million, or 25.2% of sales, for the three months ended September 30, 2010. The LIFO method of valuing inventory decreased gross profit by $0.1 million for the three months ended October 2, 2011 whereas it increased gross profit by $0.1 million for the three months ended September 30, 2010.

Industrial Segment. Gross profit for the Industrial segment was $10.9 million, or 17.7% of sales, for the three months ended October 2, 2011, as compared to $9.6 million, or 21.3% of sales, for the three months ended September 30, 2010. The increase in gross profit dollars resulted from the addition of the Vertex business to this segment, offset by pricing pressure. The LIFO method of valuing inventory decreased gross profit in this segment by $0.1 million for the three months ended October 2, 2011, while it had a minimal impact on gross profit for the three months ended September 30, 2010.

Water Treatment Segment. Gross profit for the Water Treatment segment was $7.9 million, or 29.8% of sales, for the three months ended October 2, 2011, as compared to $8.2 million, or 32.0% of sales, for the three months ended September 30, 2010. The decrease in gross profit was primarily due to competitive pricing pressures and unfavorable weather conditions. The LIFO method of valuing inventory had a minimal impact on gross profit in this segment for the three months ended October 2, 2011 while it increased gross profit by $0.1 million for the three months ended September 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.8 million, or 8.9% of sales, for the three months ended October 2, 2011 as compared to $6.8 million, or 9.7% of sales, for the three months ended September 30, 2010. The increase was primarily due to the addition of expenses related to the Vertex business, which we acquired during the fourth quarter of fiscal 2011.

Operating Income

Operating income was $10.9 million for the three months ended both October 2, 2011 and September 30, 2010. The Industrial segment increased $0.4 million while the Water Treatment segment decreased $0.4 million.

Investment Income

Investment income was not material during the three months ended October 2, 2011 and $0.1 million for the three months ended September 30, 2010.

Provision for Income Taxes

Our effective income tax rate was 38.6% for the three months ended October 2, 2011, compared to 38.0% for the three months ended September 30, 2010. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.

Six Months Ended October 2, 2011 Compared to the Six Months Ended September 30, 2010

Sales

Sales increased $31.4 million, or 21.6%, to $176.5 million in the six months ended October 2, 2011 as compared to $145.1 million in the same period a year ago. Sales of bulk chemicals, including caustic soda, were approximately 21% of sales during the six months ended October 2, 2011 and 20% during the six months ended September 30, 2010. Vertex, which we acquired during the fourth quarter of fiscal 2011, contributed $21.6 million of the increase in sales during the six months ended October 2, 2011. We experienced increased sales across the majority of our product lines, which was partially offset by lower bulk chemical sales volumes in the six months ended October 2, 2011 as compared to the six months ended September 30, 2010.

Industrial Segment. Industrial segment sales increased $30.2 million, or 31.9%, to $124.9 million for the six months ended October 2, 2011 as compared to the same period of the prior year. Vertex contributed $21.6 million of the increase in sales during the six months ended October 2, 2011. The remaining increase in sales was the result of higher selling prices across the majority of our product lines due to increased commodity chemical prices as well as higher manufactured and specialty chemical product sales volumes, partially offset by lower bulk chemical sales volumes.

Water Treatment Segment. Water Treatment segment sales increased $1.3 million, or 2.6%, to $51.6 million for the six months ended October 2, 2011 as compared to the same period of the prior year. The sales increase was primarily due to increased sales of manufactured and specialty chemical products partially offset by lower bulk chemical sales volumes, with overall sales volumes negatively impacted by unfavorable weather conditions.

Gross Profit

Gross profit was $36.7 million, or 20.8% of sales, for the six months ended October 2, 2011, as compared to $36.2 million, or 24.9% of sales, for the six months ended September 30, 2010. The LIFO method of valuing inventory decreased gross profit by $0.4 million for the six months ended October 2, 2011, and decreased gross profit by $0.7 million for the six months ended September 30, 2010 due to projected increases in raw material costs in both fiscal years 2012 and 2011.

Industrial Segment. Gross profit for the Industrial segment was $21.6 million, or 17.3% of sales, for the six months ended October 2, 2011, as compared to $19.9 million, or 21.0% of sales, for the six months ended September 30, 2010. The increase in gross profit dollars resulted from the addition of the Vertex business to this segment, offset by pricing pressure. The LIFO method of valuing inventory decreased gross profit in this segment by $0.3 million for the six months ended October 2, 2011 and by $0.6 million for the six months ended September 30, 2010.

Water Treatment Segment. Gross profit for the Water Treatment segment was $15.1 million, or 29.3% of sales, for the six months ended October 2, 2011, as compared to $16.3 million, or 32.3% of sales, for the six months ended September 30, 2010. The decrease in gross profit was primarily due to competitive pricing pressures and lowered sales volumes because of unfavorable weather conditions. The LIFO method of valuing inventory decreased gross profit in this segment by $0.1 million for the six months ended October 2, 2011 and the six months ended September 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.7 million, or 8.9% of sales, for the six months ended October 2, 2011 as compared to $13.5 million, or 9.3% of sales, for the three months ended September 30, 2010. The increase was primarily due to the addition of expenses related to the Vertex business, which we acquired during the fourth quarter of fiscal 2011.

Operating Income

Operating income was $21.0 million for the six months ended October 2, 2011, a decrease of $1.7 million from the same period in the prior year. The Industrial segment decreased $0.3 million and the Water Treatment segment decreased $1.4 million. The decrease in operating income was primarily driven by competitive pricing pressures in both segments and unfavorable weather conditions in the Water Treatment segment.

Investment Income

Investment income was $0.1 million for the six months ended October 2, 2011 compared to $0.2 million for the six months ended September 30, 2010.

Provision for Income Taxes

Our effective income tax rate was 38.0% for the six months ended October 2, 2011, compared to 38.2% for the six months ended September 30, 2010. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended October 2, 2011 was $12.3 million compared to $17.3 million for the six months ended September 30, 2010. The decrease in cash provided by operating activities was due primarily to an increase in working capital balances, including the timing of inventory purchases and the related vendor payments, an increase in trade receivables associated with the timing of customer payments, and the timing of income tax payments. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the period of April through September.

Cash and investments available-for-sale of $39.1 million at October 2, 2011 increased by $1.7 million as compared with the $37.4 million available as of April 3, 2011, primarily due to cash flows generated from operations, offset by capital expenditures, dividends paid and $1.7 million disbursed for the acquisition of Vertex.

Capital Expenditures

Capital expenditures were $6.2 million for the six months ended October 2, 2011 compared to $5.1 million in the same period in the prior fiscal year. Significant capital expenditures during the six months ended October 2, 2011 consisted of approximately $2.9 million for business expansion and process improvement projects, $1.1 million for other facility, regulatory and safety improvements and $0.5 million for new and replacement route sales trucks for the Water Treatment segment. We expect cash balances and our cash flows from operations will be sufficient to fund our planned capital expenditures for the remainder of fiscal 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 2, 2011, our investment portfolio included $15.4 million of certificates of deposit classified as fixed income securities and cash and cash equivalents of $23.7 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

We are subject to the risk inherent in the cyclical nature of commodity chemical prices. However, we do not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We attempt to pass changes in material prices on to our customers, however, there are no assurances that we will be able to pass on cost increases in the future as our pricing must be competitive.

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

Changes in Internal Control

There was no change in our internal control over financial reporting during the second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 3, 2009, ICL Performance Products, LP (“ICL”), a chemical supplier to us, filed a lawsuit in the United States District Court for the Eastern District of Missouri, asserting breach of a contract for the sale of phosphoric acid in 2009 (the “2009 Contract”). ICL seeks to recover $7.3 million in damages and pre-judgment interest, and additionally seeks to recover its costs and attorneys’ fees. ICL also claimed that we breached a contract for the sale of phosphoric acid in 2008 (the “2008 Contract”). ICL has since dropped its claim for breach of the 2008 Contract. We have counterclaimed against ICL alleging that ICL falsely claimed to have a shortage of raw materials that prevented it from supplying us with the contracted quantity of phosphoric acid for 2008. We claim that ICL used this alleged shortage and the threat of discontinued shipments of phosphoric acid to force us to pay increased prices for the remainder of 2008, and to sign the 2009 Contract. Based on this alleged conduct, we have brought four alternate causes of action including: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) negligent misrepresentation, and (4) intentional misrepresentation. We seek to recover $1.5 million in damages, and additionally seek to recover punitive damages, pre- and post-judgment interest, and our costs and attorneys’ fees. The discovery phase in this action is complete, and both parties have moved for summary judgment in their favor. We do not know how or when the Court might rule on the parties’ summary judgment motions. No trial date has been set. We are not able to predict the ultimate outcome of this litigation, but legal proceedings such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

We are a party from time to time in other legal proceedings arising in the ordinary course of our business. To date, none of the litigation has had a material effect on us.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
10.1	Executive Severance Plan (3)*	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 3, 2011, filed with the SEC on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 3, 2011 and April 3, 2011, (ii) the Condensed Consolidated Statements of Income for the Quarter Ended July 3, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Quarter Ended July 3, 2011 and June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Filed Electronically

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 2011, filed on August 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Kathleen P. Pepski

Kathleen P. Pepski

Vice President, Chief Financial Officer, and Treasurer
(On behalf of the Registrant and as principal financial officer)

Dated: October 27, 2011

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by Reference
3.2	Amended and Restated By-Laws.	Incorporated by Reference
10.1	Executive Severance Plan	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 3, 2011, filed with the SEC on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 3, 2011 and April 3, 2011, (ii) the Condensed Consolidated Statements of Income for the Quarter Ended July 3, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Quarter Ended July 3, 2011 and June 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Filed Electronically