Form 10-Q
period 2012-01-01
HAWKINS INC
filed 2012-02-02
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                YES   ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 31, 2012

Common Stock, par value $.05 per share	10,428,296

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 1, 2012	April 3, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,280	$18,940
Investments available-for-sale	10,971	15,286
Trade receivables - less allowance for doubtful accounts:
$435 as of January 1, 2012 and $406 as of April 3, 2011	35,381	35,736
Inventories	32,367	29,217
Income taxes receivable	-	2,197
Prepaid expenses and other current assets	2,394	2,872

Total current assets	100,393	104,248

PROPERTY, PLANT, AND EQUIPMENT - net	69,900	62,395

GOODWILL	6,495	6,231

INTANGIBLE ASSETS	8,341	8,811

LONG-TERM INVESTMENTS	6,365	3,175

OTHER	161	145

	$191,655	$185,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$15,676	$23,350
Dividends payable	-	3,095
Accrued payroll and employee benefits	6,838	7,760
Deferred income taxes	2,620	2,619
Container deposits	1,053	978
Income taxes payable	1,329	-
Other accruals	1,668	1,669

Total current liabilities	29,184	39,471

OTHER LONG-TERM LIABILITIES	1,052	1,215

DEFERRED INCOME TAXES	7,791	7,876

Total liabilities	38,027	48,562

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.05; 10,334,280 shares issued and outstanding as of January 1, 2012 and 10,307,177 shares issued and outstanding as of April 3, 2011	517	515
Additional paid-in capital	42,512	41,060
Retained earnings	110,870	95,013
Accumulated other comprehensive income (loss)	(271)	(145)

Total shareholders’ equity	153,628	136,443

	$191,655	$185,005

See accompanying notes to financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	000000000000	000000000000	000000000000	000000000000
	Three Months Ended		Nine Months Ended
(In thousands, except share and per-share data)	January 1,	December 31,	January 1,	December 31,
	2012	2010	2012	2010

Sales	$84,160	$70,620	$260,624	$215,684

Cost of sales	(68,481)	(56,894)	(208,268)	(165,768)

Gross profit	15,679	13,726	52,356	49,916

Selling, general and administrative expenses	(7,163)	(6,893)	(22,864)	(20,368)

Operating income	8,516	6,833	29,492	29,548

Investment income	26	71	119	272

Income from continuing operations before income taxes	8,542	6,904	29,611	29,820

Provision for income taxes	(3,257)	(2,650)	(11,255)	(11,397)

Income from continuing operations	5,285	4,254	18,356	18,423

Income from discontinued operations, net of tax	267	-	824	-

Net income	$5,552	$4,254	$19,180	$18,423

Weighted average number of shares outstanding-basic	10,332,480	10,259,458	10,320,810	10,256,674

Weighted average number of shares outstanding-diluted	10,410,533	10,355,888	10,403,711	10,336,169

Basic earnings per share
Earnings per share from continuing operations	$0.51	$0.41	$1.78	$1.80
Earnings per share from discontinued operations	0.03	-	0.08	-

Basic earnings per share	$0.54	$0.41	$1.86	$1.80

Diluted earnings per share
Earnings per share from continuing operations	$0.51	$0.41	$1.76	$1.78
Earnings per share from discontinued operations	0.02	-	0.08	-

Diluted earnings per share	$0.53	$0.41	$1.84	$1.78

Cash dividends declared per common share	$-	$-	$0.32	$0.40

See accompanying notes to financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	December 31,	December 31,
	Nine Months Ended
(In thousands)	January 1, 2012	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,180	$18,423
Reconciliation to cash flows:
Depreciation and amortization	6,238	5,106
Deferred income taxes	-	333
Stock compensation expense	945	1,132
Loss (gain) from property disposals	(17)	(32)
Changes in operating accounts providing (using) cash:
Trade receivables	354	(2,015)
Inventories	(3,414)	(3,087)
Accounts payable	(5,616)	1,437
Accrued liabilities	(1,203)	(2,406)
Income taxes	3,526	4,882
Other	462	538

Net cash provided by operating activities	20,455	24,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(13,827)	(7,764)
Purchases of investments	(10,735)	(4,410)
Sale and maturities of investments	11,840	23,930
Acquisition of Vertex	(1,709)	-
Proceeds from property disposals	224	80

Net cash provided by (used in) investing activities	(14,207)	11,836

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,417)	(7,005)
Proceeds from the exercise of stock options	190	-
Excess tax benefit from share-based compensation	76	-
Proceeds from the sale of stock under the employee stock purchase plan	243	-

Net cash used in financing activities	(5,908)	(7,005)

NET INCREASE IN CASH AND CASH EQUIVALENTS	340	29,142

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,940	18,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,280	$47,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$8,158	$6,181

Noncash investing activities- Capital expenditures in accounts payable	$1,103	$254

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

The results of operations for the period ended January 1, 2012 are not necessarily indicative of the results that may be expected for the full year. During the fourth quarter of fiscal 2011 we acquired substantially all of the assets of Vertex Chemical Corporation, Novel Wash Co. Inc. and R.H.A. Corporation, (collectively, “Vertex”). Vertex’s results are incorporated in the consolidated financial statements from the date of acquisition. See Note 11 – Business Combinations for additional information.

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended		Nine months ended
	January 1,	December 31,	January 1,	December 31,
	2012	2010	2012	2010
Weighted-average common shares outstanding – basic	10,332,480	10,259,458	10,320,810	10,256,674
Dilutive impact of stock options, performance units, and restricted stock	78,053	96,430	82,901	79,495

Weighted-average common shares outstanding - diluted	10,410,533	10,355,888	10,403,711	10,336,169

For the periods ended January 1, 2012 and December 31, 2010, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Discontinued Operations

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The agreement provides for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3.7 million. We have no significant remaining obligations to fulfill under the agreement. To date we have received $2.2 million under this agreement and have recorded gains of approximately $1.3 million before taxes in fiscal 2012. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

Note 4 – Cash and Cash Equivalents and Investments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description	January 1,
(In thousands)	2012	Level 1	Level 2	Level 3
Assets:
Cash	$ 18,744	$ 18,744	$ -	$ -
Certificates of deposit	17,336	-	17,336	-
Money market securities	535	535	-	-

Description	April 3,
(In thousands)	2011	Level 1	Level 2	Level 3
Assets:
Cash	$ 18,485	$ 18,485	$ -	$ -
Certificates of deposit	18,461	-	18,461	-
Money market securities	455	455	-	-

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the Condensed Consolidated Balance Sheets. As of January 1, 2012, the CD’s in current assets had a fair value of $11.0 million, and in noncurrent assets, the CD’s had a fair value of $6.3 million.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of January 1, 2012.

Note 5 – Inventories

Inventories at January 1, 2012 and April 3, 2011 consisted of the following:

	January 1,	April 3,
	2012	2011
(In thousands)
Finished goods (FIFO basis)	$ 38,048	$ 35,071
LIFO reserve	(5,681)	(5,854)

Net inventory	$ 32,367	$ 29,217

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $32.0 million at January 1, 2012 and $28.6 million at April 3, 2011. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve decreased $0.6 million during the three months ended January 1, 2012 compared to an increase of $0.6 million the three months ended December 31, 2010. During the nine months ended January 1, 2012, the LIFO reserve decreased $0.2 million while the reserve increased $1.4 million in the nine months ended December 31, 2010 as a result of the changes in projected fiscal year-end inventory costs, inventory product mix and inventory volumes. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets

The carrying amount of goodwill as of January 1, 2012 was $6.5 million and at April 3, 2011 was $6.2 million.

The $0.3 million increase in goodwill relates to the finalization of the determination of the fair value of inventory acquired as part of the acquisition of Vertex.

Intangible assets consist primarily of customer lists, trade secrets and non-compete agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of January 1, 2012 and April 3, 2011 were as follows:

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets
Customer relationships	$ 5,508	$ (637)	$ 4,871
Trademark	1,240	(119)	1,121
Trade secrets	862	(494)	368
Carrier relationships	800	(77)	723
Other finite-life intangible assets	339	(308)	31

Total finite-life intangible assets	8,749	(1,635)	7,114
Indefinite-life intangible assets	1,227	-	1,227

Total intangible assets, net	$ 9,976	$ (1,635)	$ 8,341

	April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets
Customer relationships	$ 5,508	$ (423)	$ 5,085
Trademark	1,240	(26)	1,214
Trade secrets	862	(413)	449
Carrier relationships	800	(18)	782
Other finite-life intangible assets	339	(285)	54

Total finite-life intangible assets	8,749	(1,165)	7,584
Indefinite-life intangible assets	1,227	-	1,227

Total intangible assets, net	$ 9,976	$ (1,165)	$ 8,811

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

Note 8 – Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows:

	January 1,	April 3,
(In thousands)	2012	2011
Unrealized gain (loss) on:
Available-for-sale investments	$(8)	$3
Post-retirement plan liability adjustments	(263)	(148)

Accumulated other comprehensive loss	$(271)	$(145)

Note 9 – Stock Based Compensation

Stock Option Awards. The following table represents the stock option activity for the nine months ended January 1, 2012:

	Outstanding		Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	131,997	$17.82	66,666	$17.67
Granted	-	-	-	-
Vested	-	-	27,999	15.43
Exercised	(12,333)	15.43	(12,333)	15.43
Forfeited or expired	-	-	-	-

Outstanding at end of period	119,664	$18.07	82,332	$17.24

Compensation expense for the three and nine months ended January 1, 2012 and December 31, 2010 related to stock options was not material.

Performance-Based Restricted Stock Units. Our Board of Directors approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2011 and 2012. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 45,081 shares in the aggregate for fiscal 2012. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the nine months ended January 1, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	11,667	$25.81
Granted	33,321	35.39
Vested	-	-
Forfeited or expired	-	-

Outstanding at end of period	44,988	$32.91

We recorded compensation expense of $0.2 million and $0.6 million related to performance share units for the three and nine months ended January 1, 2012, respectively. We recorded compensation expense of $0.4 million and $0.9 million related to performance share units for the three and nine months ended December 31, 2010, respectively. Substantially all of the compensation expense was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Restricted Stock Awards. As part of their retainer, each non-employee Director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for the nine months ended January 1, 2012:

	Date Fair Value	Date Fair Value
	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	6,996	$30.00
Granted	6,120	34.31
Vested	(6,996)	30.00
Forfeited or expired	-	-

Outstanding at end of period	6,120	$34.31

Compensation expense for the quarter ended January 1, 2012 related to restricted stock awards to the Board was $0.1 million. Compensation expense for the quarter ended December 31, 2010 was not material. We recorded $0.2 million in compensation expense related to restricted stock awards to the Board for the nine month period ended January 1, 2012 and $0.1 million for the nine month period ended December 31, 2010.

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

Note 11 – Business Combinations

On January 14, 2011, we completed the acquisition of the assets of Vertex for $27.2 million with $25.5 million paid at closing and the remaining $1.7 million paid during the first quarter of fiscal 2012. We acquired substantially all of the assets used in Vertex’s business, which is primarily the manufacture and distribution of sodium hypochlorite and the distribution of caustic soda, hydrochloric acid and related products.

Vertex operating results are included in our Condensed Consolidated Statements of Income in our Industrial segment from the date of acquisition.

The following unaudited pro forma condensed consolidated financial results of operations are presented as if the Vertex acquisition had been completed at the beginning of the each period presented:

	Three months ended		Nine months ended
	January 1,	December 31,	January 1,	December 31,
(In thousands, except share and per-share data)	2012	2010	2012	2010
Pro forma net sales	$84,160	$79,920	$260,624	$245,977
Pro forma net earnings	5,552	4,533	19,180	19,799

Pro forma earnings per share:
Basic	$0.54	$0.44	$1.86	$1.93
Diluted	0.53	0.44	1.84	1.92

Weighted average common shares outstanding:
Basic	10,332,480	10,259,458	10,320,810	10,256,674
Diluted	10,410,533	10,355,888	10,403,711	10,336,169

The results for the three and nine months ended January 1, 2012 shown in this table reflect actual condensed consolidated financial results for the period, while the results for the three and nine months ended December 31, 2010 reflect pro forma condensed consolidated financial results. These unaudited financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of each fiscal period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

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

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Three months ended January 1, 2012:
Sales	$63,741	$20,419	$84,160
Gross profit	10,213	5,466	15,679
Operating income	5,716	2,800	8,516

Three months ended December 31, 2010:
Sales	$51,282	$19,338	$70,620
Gross profit	8,627	5,099	13,726
Operating income	4,130	2,703	6,833

Nine months ended January 1, 2012:
Sales	$188,646	$71,978	$260,624
Gross profit	31,786	20,570	52,356
Operating income	17,143	12,349	29,492

Nine months ended December 31, 2010:
Sales	$146,016	$69,668	$215,684
Gross profit	28,550	21,366	49,916
Operating income	15,894	13,654	29,548

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended January 1, 2012 as compared to December 31, 2010. This discussion should be read in conjunction with the Condensed Financial Statements and Notes to Condensed Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 3, 2011 (“fiscal 2011”). References to fiscal 2012 refer to the fiscal year ending April 1, 2012.

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

During the third quarter of fiscal 2012, we completed the purchase of a 28-acre parcel of land in Rosemount, Minnesota. We began construction of a new facility on the site during the quarter and expect it to be operational in late calendar 2012. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. While we expect to transfer some blending and manufacturing activity to the Rosemount site, we do not intend to close any sites we currently operate.

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

We use the last in, first out (“LIFO”) method for valuing substantially all of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. We recorded a $0.6 million decrease in our LIFO reserve for the three months ended January 1, 2012 and a $0.2 million decrease in our LIFO reserve for the nine months ended January 1, 2012, which increased our reported gross profit by those amounts in those periods. While we experienced rising commodity chemical costs during the first nine months of fiscal 2012, we anticipate certain commodity chemical costs to decline through the remainder of the fiscal year. We are also projecting lower inventory volumes at the end of fiscal 2012 when compared to the end of fiscal 2011. We recorded a $0.6 million increase in our LIFO reserve for the three months ended December 31, 2010 and a $1.4 million increase in our LIFO reserve for the nine months ended December 31, 2010, which decreased our gross profit by that amount in those periods.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Nine months ended
	Jan 1	Dec 31	Jan 1	Dec 31
	2012	2010	2012	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(81.4)	(80.6)	(79.9)	(76.9)

Gross profit	18.6	19.4	20.1	23.1
Selling, general and administrative expenses	(8.5)	(9.8)	(8.8)	(9.4)

Operating income	10.1	9.7	11.3	13.7
Investment income	-	0.1	-	0.1

Income from continuing operations before income taxes	10.1	9.8	11.3	13.8
Provision for income taxes	(3.8)	(3.8)	(4.2)	(5.3)

Incoming from continuing operations	6.3	6.0	7.1	8.5
Income from discontinued operations, net of tax	0.3	-	0.3	-

Net income	6.6%	6.0%	7.4%	8.5%

Three Months Ended January 1, 2012 Compared to the Three Months Ended December 31, 2010

Sales

Sales increased $13.5 million, or 19.2%, to $84.2 million in the three months ended January 1, 2012 as compared to $70.6 million in the same period of the prior year. Sales of bulk chemicals, including caustic soda, were approximately 23% of sales during the three months ended January 1, 2012 as compared to 20% during the same period of the prior year. Vertex, which we acquired during the fourth quarter of fiscal 2011, contributed $9.3 million of the increase in sales during the third quarter of fiscal 2012. We experienced increased sales across the majority of our product lines in the third quarter of fiscal 2012 as compared to the same period in fiscal 2011.

Industrial Segment. Industrial segment sales increased $12.5 million, or 24.3%, to $63.7 million for the three months ended January 1, 2012 as compared to the same period of the prior year. Vertex contributed $9.3 million of the increase in sales during the third quarter of fiscal 2012. The remaining increase in sales was the result of higher selling prices across the majority of our product lines due to increased commodity chemical prices, partially offset by somewhat lower overall sales volumes.

Water Treatment Segment. Water Treatment segment sales increased $1.1 million, or 5.6%, to $20.4 million for the three months ended January 1, 2012 as compared to the same period of the prior year. The sales increase was primarily due to higher selling prices across the majority of our product lines, partially offset by somewhat lower bulk chemical sales volumes.

Gross Profit

Gross profit was $15.7 million, or 18.6% of sales, for the three months ended January 1, 2012, as compared to $13.7 million, or 19.4% of sales, for the same period of the prior year. The LIFO method of valuing inventory increased gross profit by $0.6 million for the three months ended January 1, 2012 whereas it decreased gross profit by $0.6 million for the three months ended December 31, 2010.

Industrial Segment. Gross profit for the Industrial segment was $10.2 million, or 16.0% of sales, for the three months ended January 1, 2012, as compared to $8.6 million, or 16.8% of sales, for the same period of the prior year. The increase in gross profit dollars resulted from the addition of the Vertex business to this segment, partially offset by competitive pricing pressures. The LIFO method of valuing inventory increased gross profit in this segment by $0.3 million for the three months ended January 1, 2012, while it decreased gross profit by $0.6 million for the three months ended December 31, 2010.

Water Treatment Segment.  Gross profit for the Water Treatment segment was $5.5 million, or 26.8% of sales, for the three months ended January 1, 2012, as compared to $5.1 million, or 26.4% of sales, for the three months ended December 31, 2010. The increase in gross profit was primarily due to increased profits across certain product lines partially offset by higher operational and infrastructure costs compared to the prior year. The LIFO method of valuing inventory increased gross profit in this segment by $0.3 million for the three months ended January 1, 2012, while it had a negligible impact on gross profit for the three months ended December 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.2 million, or 8.5% of sales, for the three months ended January 1, 2012 as compared to $6.9 million, or 9.8% of sales, for the three months ended December 31, 2010. The increase was due to the addition of expenses related to the Vertex business, which we acquired during the fourth quarter of fiscal 2011, partially offset by lower equity and other incentive plan costs and costs in the prior year related to the Vertex acquisition.

Operating Income

Operating income was $8.5 million for the three months ended January 1, 2012 and $6.8 million for the three months ended December 31, 2010. The Industrial segment increased $1.6 million while the Water Treatment segment increased $0.1 million for the three months ended January 1, 2012, as compared to the same period of the prior year.

Investment Income

Investment income was negligible during the three months ended January 1, 2012 and $0.1 million for the three months ended December 31, 2010.

Provision for Income Taxes

Our effective income tax rate was 38.1% for the three months ended January 1, 2012, compared to 38.4% for the three months ended December 31, 2010. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.

Nine Months Ended January 1, 2012 Compared to the Nine Months Ended December 31, 2010

Sales

Sales increased $44.9 million, or 20.8%, to $260.6 million in the nine months ended January 1, 2012 as compared to $215.7 million in the same period of the prior year. Sales of bulk chemicals, including caustic soda, were approximately 22% of sales during the nine months ended January 1, 2012 and 20% during the nine months ended December 31, 2010. Vertex, which we acquired during the fourth quarter of fiscal 2011, contributed $30.7 million of the increase in sales during the nine months ended January 1, 2012. We experienced higher selling prices due to increased commodity chemical prices, which was partially offset by lower bulk sales volumes in the nine months ended January 1, 2012 as compared to the nine months ended December 31, 2010.

Industrial Segment.  Industrial segment sales increased $42.6 million, or 29.2%, to $188.6 million for the nine months ended January 1, 2012 as compared to the same period of the prior year. Vertex contributed $30.7 million of the increase in sales during the nine months ended January 1, 2012. The remaining increase in sales was the result of higher selling prices across the majority of our product lines due to increased commodity chemical prices, partially offset by lower bulk chemical sales volumes.

Water Treatment Segment.  Water Treatment segment sales increased $2.3 million, or 3.3%, to $72.0 million for the nine months ended January 1, 2012 as compared to the same period of the prior year. The sales increase was primarily due to increased sales of manufactured and specialty chemical products partially offset by lower bulk chemical sales, with overall sales volumes negatively impacted by unfavorable weather conditions during the first half of the year.

Gross Profit

Gross profit was $52.4 million, or 20.1% of sales, for the nine months ended January 1, 2012, as compared to $49.9 million, or 23.1% of sales, for the nine months ended December 31, 2010. The LIFO method of valuing inventory increased gross profit by $0.2 million for the nine months ended January 1, 2012, and decreased gross profit by $1.4 million for the nine months ended December 31, 2010.

Industrial Segment.  Gross profit for the Industrial segment was $31.8 million, or 16.8% of sales, for the nine months ended January 1, 2012, as compared to $28.5 million, or 19.6% of sales, for the nine months ended December 31, 2010. The increase in gross profit dollars resulted from the addition of the Vertex business to this segment, offset by competitive pricing pressures. The LIFO method of valuing inventory had a minimal impact on gross profit for the nine months ended January 1, 2012 and decreased gross profit in this segment by $1.3 million for the nine months ended December 31, 2010.

Water Treatment Segment.  Gross profit for the Water Treatment segment was $20.6 million, or 28.6% of sales, for the nine months ended January 1, 2012, as compared to $21.4 million, or 30.7% of sales, for the nine months ended December 31, 2010. The decrease in gross profit was primarily due to competitive pricing pressures and lowered sales volumes because of unfavorable weather conditions during the first half of fiscal 2012. The LIFO method of valuing inventory increased gross profit in this segment by $0.2 million for the nine months ended January 1, 2012 and decreased gross profit in this segment by $0.1 million for the nine months ended December 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.9 million, or 8.8% of sales, for the nine months ended January 1, 2012 as compared to $20.4 million, or 9.4% of sales, for the three months ended December 31, 2010. The increase was primarily due to the addition of expenses related to the Vertex business, which we acquired during the fourth quarter of fiscal 2011, partially offset by lower equity and other incentive plan costs and costs in the prior year related to the Vertex acquisition.

Operating Income

Operating income was $29.5 million for the nine months ended January 1, 2012 and the same period in the prior year. The Industrial segment increased $1.3 million and the Water Treatment segment decreased $1.3 million.

Investment Income

Investment income was $0.1 million for the nine months ended January 1, 2012 compared to $0.3 million for the nine months ended December 31, 2010.

Provision for Income Taxes

Our effective income tax rate was 38.0% for the nine months ended January 1, 2012, compared to 38.2% for the nine months ended December 31, 2010. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended January 1, 2012 was $20.5 million compared to $24.3 million for the nine months ended December 31, 2010. The decrease in cash provided by operating activities was due primarily to an increase in working capital balances, including the timing of inventory purchases and the related vendor payments, and the timing of income tax payments. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the period of April through September.

Cash and investments available-for-sale of $36.6 million at January 1, 2012 decreased by $0.8 million as compared with the $37.4 million available as of April 3, 2011, primarily due to cash flows generated from operations, offset by capital expenditures, dividends paid and $1.7 million disbursed for the acquisition of Vertex.

Capital Expenditures

Capital expenditures were $13.8 million for the nine months ended January 1, 2012 compared to $7.8 million in the same period in the prior fiscal year. Significant capital expenditures during the nine months ended January 1, 2012 consisted of approximately $4.8 million related to site acquisition costs and the construction of our new facility in Rosemount, Minnesota, $3.5 million for business expansion and process improvement projects, $1.7 million for other facility, regulatory and safety improvements and $0.5 million for new and replacement route sales trucks for the Water Treatment segment. We expect cash balances and our cash flows from operations will be sufficient to fund our planned capital expenditures for the remainder of fiscal 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 1, 2012, our investment portfolio included $17.3 million of certificates of deposit classified as fixed income securities and cash and cash equivalents of $19.3 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

Changes in Internal Control

There was no change in our internal control over financial reporting during the third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended January 1, 2012, filed with the SEC on February 2, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at January 1, 2012 and December 31, 2010, (ii) the Condensed Consolidated Statements of Income for the Three and Nine Months Ended January 1, 2012 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 1, 2012 and December 31, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By: /s/ Kathleen P. Pepski

Kathleen P. Pepski

Vice President, Chief Financial Officer, and Treasurer
(On behalf of the Registrant and as principal financial officer)

Dated: February 2, 2012

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by Reference
3.2	Amended and Restated By-Laws.	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended January 1, 2012, filed with the SEC on February 2, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at January 1, 2012 and December 31, 2010, (ii) the Condensed Consolidated Statements of Income for the Three and Nine Months Ended January 1, 2012 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 1, 2012 and December 31, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Filed Electronically