Form 10-K
period 2012-04-01
HAWKINS INC
filed 2012-06-01
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 1, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant on October 2, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $285.4 million based upon the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.

As of May 25, 2012, the Registrant had 10,470,315 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the annual meeting of shareholders to be held August 2, 2012, are incorporated by reference in Part III.

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2013” means our fiscal year ending March 31, 2013, “fiscal 2012” means our fiscal year ending April 1, 2012, “fiscal 2011” means our fiscal year ended April 3, 2011, “fiscal 2010” means our fiscal year ended March 28, 2010, and “fiscal 2009” means our fiscal year ended March 29, 2009.

Hawkins, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended April 1, 2012

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

During the third quarter of fiscal 2012, we purchased a 28-acre parcel of land in Rosemount, Minnesota and began construction of a new facility on the site, which is expected to be operational in late fiscal 2013. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. While we expect to transfer some blending and manufacturing activity to the Rosemount site, we do not intend to close any sites we currently operate.

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

In fiscal 2010, we completed two new facilities to expand our ability to service our customers and facilitate growth within our Industrial Group. Our facility in Centralia, Illinois began operations in July 2009 and primarily serves our food-grade and agriculture products businesses. We also opened a facility in Minneapolis, Minnesota, to handle bulk chemicals sold to pharmaceutical manufacturers.

Water Treatment Segment. Our Water Treatment Group operates this segment of our business, which specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The group has the resources and flexibility to treat systems ranging in size from a small single well to a multi-million gallon-per-day treatment facility.

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

The group operates out of warehouses in 18 cities supplying products and services to customers in Arkansas, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Tennessee, Wisconsin and Wyoming. We opened one of these warehouses in fiscal 2012, two in fiscal 2011, and expect to continue to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

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

Intellectual Property. Our intellectual property portfolio is of economic importance to our business. When appropriate, we have pursued, and we will continue to pursue, patents covering our products. We also have obtained certain trademarks for our products to distinguish them from our competitors’ products. The patent for our Cheese-Phos® liquid phosphate product, which is manufactured by our Industrial group, is scheduled to expire in November 2013. We regard much of the formulae, information and processes that we generate and use in the conduct of our business as proprietary and protectable under applicable copyright, patent, trademark, trade secret and unfair competition laws.

Customer Concentration. No single customer represents more than 10% of either our total sales or the total sales of any of our segments, but the loss of our five largest customers could have a material adverse effect on our results of operations. Total aggregate sales to our five largest customers were $55.6 million in fiscal 2010, $64.3 million in fiscal 2011 and $72.2 million in fiscal 2012.

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

Employees. We had 343 employees as of April 1, 2012, including 48 covered by a collective bargaining agreement.

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

Our principal raw materials are generally purchased under supply contracts. The prices we pay under these contracts generally lag the market prices of the underlying raw material and the cost of inventory we have on hand generally will lag the current market pricing of such inventory. The pricing within our supply contracts generally adjusts quarterly or monthly. While we attempt to maintain competitive pricing and stable margin dollars, the variability in our cost of inventory from the current market pricing can cause significant volatility in our margins realized. In periods of rapidly increasing market prices, the inventory cost position will tend to be favorable to us, possibly by material amounts, which may positively impact our margins. Conversely, in periods of rapidly decreasing market prices, the inventory cost position will tend to be unfavorable to us, possibly by material amounts, which may negatively impact our margins. We do not engage in futures or other derivatives contracts to hedge against fluctuations in future prices. We may enter into sales contracts where the selling prices for our products are fixed for a period of time, exposing us to volatility in raw materials prices that we acquire on a spot market or short-term contractual basis. We attempt to pass commodity pricing changes to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins.

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

We operate in a highly competitive industry and compete with producers, manufacturers, distributors and sales agents offering chemicals equivalent to substantially all of the products we handle. Competition is based on several key criteria, including product price, product performance and quality, product availability and security of supply, responsiveness of product development in cooperation with customers, and customer service. Many of our competitors are larger than we are and may have greater financial resources. As a result, these competitors may be better able than us to withstand changes in conditions within our industry, changes in the prices and availability of raw materials, changes in general economic conditions and be able to introduce innovative products that reduce demand for or the profit of our products. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is dependent upon our ability to offset competitive decreases in the prices and margins of our products by improving production efficiency and volume, identifying higher margin chemical products and improving existing products through innovation and research and development. If we are unable to maintain our profitability or competitive position, we could lose market share to our competitors and experience reduced profitability.

Demand for our products is affected by general economic conditions and by the cyclical nature of many of the industries we serve, which could cause significant fluctuations in our sales volumes and results.

Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers could have a material adverse effect on our business. Although we sell to areas traditionally considered non-cyclical such as water treatment and food products, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing, surface finishing and energy industries which include the ethanol and agriculture industries. Downturns in these industries could adversely affect our sales and our financial results by affecting demand for and pricing of our products.

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

We are subject to numerous federal, state and local environmental, health and safety laws and regulations in the jurisdictions in which we operate, including those governing the discharge of pollutants into the air and water, and the management and disposal of hazardous substances and wastes. The nature of our business exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. Ongoing compliance with such laws and regulations is an important consideration for us and we invest substantial capital and incur significant operating costs in our compliance efforts. Governmental regulation has become increasingly strict in recent years. We expect this trend to continue and anticipate that compliance will continue to require increased capital expenditures and operating costs.

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

We participate in the Central States Southeast and Southwest Areas Pension Fund (“CSS” or “the Fund” or “the plan”), a multi-employer pension plan. Our participation is pursuant to two collective bargaining agreements that expire in February 2013 (the “CBAs”). Our obligation to continue to participate in the plan does not automatically expire upon expiration of the CBAs.

CSS’s actuarial certification for the plan year beginning January 1, 2008 placed the Fund in “critical status,” a legal term that essentially means that the Fund’s assets were less than 65% of its liabilities. As a result, the plan adopted a rehabilitation plan. CSS’s 2011 Annual Funding Notice stated that, as of January 1, 2011, the Fund remained in critical status with a funded percentage of 58.9%, which was down from a funded percentage of

63.4% as of January 1, 2010. This decrease in the plan’s funded percentage was despite having adopted an “updated rehabilitation plan” that implemented additional measures to improve the funded level, including requiring higher employer contributions, establishing an increased minimum retirement age, and actuarially adjusting certain pre-age-65 benefits for participants who retire after July 1, 2011. We can make no assurances of whether or to what extent the updated rehabilitation plan will improve the funded status of the plan.

We continue to contribute cash to the Fund, as required by the CBAs. We record the required cash contributions to the Fund as an expense in the period incurred and recognize a liability for any contributions due and unpaid, consistent with the accounting rules for multi-employer defined benefit plans. In addition, we are responsible for our proportional share of any unfunded vested benefits related to the Fund as a whole. However, under applicable accounting rules, we do not record a liability for our portion of any unfunded vested benefit liability until withdrawal liability has been triggered by a partial or full withdrawal from the plan.

A partial or full withdrawal from the plan may be triggered by circumstances beyond our control, such as union members voting to decertify their union. Our withdrawal from the plan as the result of collective bargaining negotiations with the unions would also trigger withdrawal liability. If a withdrawal from the plan occurs, we will record our proportional share of any unfunded vested benefit liability in the period in which the withdrawal occurs. The ultimate amount of the withdrawal liability assessed by the plan is impacted by a number of factors, including but not limited to the plan’s investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and the continued participation by our company and other employers in the plan.

Based upon the most recent information available from the trustees managing CSS, our share of the unfunded vested benefit liability for the plan was estimated to be approximately $7.9 million if the withdrawal had occurred in calendar year 2011, an increase from an estimate of approximately $5.1 million if the withdrawal had occurred in calendar year 2009. These estimates were calculated by the trustees managing CSS. Although we believe the most recent plan data available from CSS was used in computing this 2011 estimate, the actual withdrawal liability amount is subject to change based on, among other things, the plan’s investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and continued participation by the company and other employers in the plan, each of which could impact the ultimate withdrawal liability. If withdrawal liability were to be triggered, we would have the option to make payments over a period of 20 years instead of paying the withdrawal liability in a lump sum.

If the collective bargaining process results in our withdrawal from the Fund, the withdrawal would likely take effect in the fourth quarter of fiscal 2013. We are currently unable to predict the ultimate outcome of those negotiations. However, if we are able to successfully withdraw from the plan, we anticipate it would trigger withdrawal liability in an amount that would have a material impact on our financial results.

A number of our employees are unionized, and our business and results of operations could be adversely affected if labor negotiations or contracts further restrict our ability to maximize the efficiency of our operations.

A significant portion of our production employees in the Twin Cities are unionized under two separate collective bargaining agreements that have expiration dates in February 2013. As a result, we are required to collectively bargain the wages, salaries, benefits, staffing levels and other terms with the bargaining representatives of those employees. Our results could be materially adversely affected if those labor negotiations further restrict our ability to maximize the efficiency of our operations, if we experience labor unrest (including but not limited to strikes, lockouts, slowdowns or other business interruptions or interferences) in connection with labor negotiations, or if we are unable to negotiate new collective bargaining agreements on reasonable terms acceptable to the affected parties.

Our business, particularly our Water Treatment Group, is subject to seasonality and weather conditions, which could adversely affect our results of operations.

Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities. Demand is also affected by weather conditions, as either higher or lower than normal precipitation or temperatures may affect water usage and the consumption of our products. We cannot assure you that seasonality or fluctuating weather conditions will not have a material adverse effect on our results of operations and financial condition.

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

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our business. Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings seven times, including three times since the spring of 2010. We can give no assurance that flooding or other natural disasters will not recur or that there will not be material damage or interruption to our operations in the future from such disasters.

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

We lease the land where our three main terminals are located and where a significant manufacturing plant is located. We do not have guaranteed lease renewal options and may not be able to renew our leases in the future. Our current lease renewal periods extend out to 2014 (one lease), 2018 (two leases) and 2029 (one lease). The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a significant portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. These asset retirement obligations and the cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

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

Group	Location	Approx. Square Feet
Industrial	St. Paul, MN(1)	32,000
	Minneapolis, MN(2)	29,000
	Centralia, IL(3)	77,000
	Camanche, IA(4)	95,000
	St Louis, MO(4)	6,000
	Dupo, IL(4)	64,000
	Rosemount, MN(5)	63,000
Water Treatment	Fargo, ND	20,000
	Fond du Lac, WI	24,000
	Washburn, ND	14,000
	Billings, MT	9,000
	Sioux Falls, SD	27,000
	Rapid City, SD	9,000
	Peotone, IL(6)	18,000
	Superior, WI	17,000
	Slater, IA	12,000
	Lincoln, NE(6)	16,000
	Eldridge, IA	6,000
	Columbia, MO(6)	14,000
	Garnett, KS	18,000
	Ft. Smith, AR(6)	17,000
	Muncie, IN(7)	12,000
	Centralia, IL(7)	39,000
Industrial and Water Treatment	St. Paul, MN(8)	59,000
	Memphis, TN(4)	41,000

(1)	Our terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, outside storage tanks for the storage of liquid bulk chemicals, including caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota. The applicable leases run until December 2013, at which time we have an option to renew the leases for an additional five-year period on the same terms and conditions subject to renegotiation of rent.
(2)	This facility is leased from a third party to serve our bulk pharmaceutical customers.
(3)	This facility includes 10 acres of land located in Centralia, Illinois owned by the company. The facility became operational in July 2009 and primarily serves our food-grade products business. Prior to fiscal 2011 this facility was shared with the Water Treatment Group.
(4)	The acquisition of Vertex in fiscal 2011 included an office building located in St Louis, Missouri and manufacturing and warehouse facilities located in Memphis, Tennessee; Camanche, Iowa; and Dupo, Illinois. All of the facilities and land are owned by the company with the exception of the land in Dupo, Illinois, which is leased from a third party. The lease runs through May, 2014. The facility in Memphis is shared between the Industrial and Water Treatment Groups.
(5)	In October 2011 we acquired a 28-acre parcel of land located in Rosemount, MN. We began construction of a new facility on the site during the third quarter of fiscal 2012 and expect it to be operational in late fiscal 2013.
(6)	This facility is leased from a third party.
(7)	This facility was purchased in fiscal 2011.

(8)	Our Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land, has outside storage capacity for liquid bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota and the lease runs until 2029.

ITEM 3.	LEGAL PROCEEDINGS

On November 3, 2009, ICL Performance Products, LP (“ICL”), a chemical supplier to us, filed a lawsuit in the United States District Court for the Eastern District of Missouri, asserting breach of a contract for the sale of 75% purified phosphoric acid in 2009 (the “2009 Contract”). ICL seeks to recover $7.3 million in damages and pre-judgment interest, and additionally seeks to recover its costs and attorneys’ fees. ICL also claimed that we breached a contract for the sale of 75% purified phosphoric acid in 2008 (the “2008 Contract”). ICL has since dropped its claim for breach of the 2008 Contract. We have counterclaimed against ICL alleging that ICL falsely claimed to have a shortage of raw materials that prevented it from supplying us with the contracted quantity of 75% purified phosphoric acid for 2008. We claim that ICL used this alleged shortage and the threat of discontinued shipments of 75% purified phosphoric acid to force us to pay increased prices for the remainder of 2008, and to sign the 2009 Contract. Based on this alleged conduct, we have brought four alternate causes of action including: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) negligent misrepresentation, and (4) intentional misrepresentation. We seek to recover $1.5 million in damages, and additionally seek to recover punitive damages, pre- and post-judgment interest, and our costs and attorneys’ fees. After the completion of discovery, both parties moved for summary judgment in their favor. On February 7, 2012, the Court denied both parties’ motions for summary judgment. ICL moved for reconsideration of parts of its motion for summary judgment. On April 24, 2012, the Court granted ICL’s motion for reconsideration in part, and denied it in part. In its April 24, 2012 Memorandum and Order, the Court interpreted the meaning and effect of a specific phrase in the 2009 Contract, and concluded that, if the 2009 Contract is a legally enforceable contract, Hawkins remained obligated to purchase 50% of its requirements for 75% purified phosphoric acid from ICL in 2009. Trial is scheduled to begin on July 23, 2012. We are not able to predict the ultimate outcome of this litigation, but legal proceedings such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

We are a party from time to time in other legal proceedings arising in the ordinary course of our business. To date, none of the litigation has had a material effect on us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low
Fiscal 2012
4th Quarter	$42.93	$34.36
3rd Quarter	40.89	29.05
2nd Quarter	38.66	30.14
1st Quarter	47.48	33.30
Fiscal 2011
4th Quarter	$46.86	$36.00
3rd Quarter	50.18	34.03
2nd Quarter	37.45	24.21
1st Quarter	29.50	23.14

Cash Dividends	Declared	Paid
Fiscal 2013
1st Quarter		$0.32
Fiscal 2012
4th Quarter	$0.32
3rd Quarter		$0.32
2nd Quarter	$0.32
1st Quarter		$0.30
Fiscal 2011
4th Quarter	$0.30
3rd Quarter		$0.40
2nd Quarter	$0.40
1st Quarter		$0.28

Our common shares are traded on The NASDAQ Global Market under the symbol “HWKN.” The price information represents closing sale prices as reported by The NASDAQ Global Market. As of April 1, 2012, shares of our common stock were held by approximately 501 shareholders of record.

We first started paying cash dividends in 1985 and have continued to do so since. In July 2010, in recognition of the Company’s strong financial performance in fiscal 2010, its strong cash position and no debt, the Board of Directors authorized a special dividend of $0.10 per share in addition to a regular semi-annual cash dividend of $0.30 per share for July 2010. Future dividend levels will be dependent upon our consolidated results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock, the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the S&P Small Cap 600 Index on March 30, 2007, and reinvestment of all dividends.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data for the Company is presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s consolidated financial statements and notes thereto included in Item 8 herein.

	Fiscal Years
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Sales from continuing operations	$343,834	$297,641	$257,099	$284,356	$186,664
Gross profit from continuing operations	65,868	61,902	64,445	62,420	38,528
Income from continuing operations	21,628	20,314	23,738	23,424	8,488
Basic earnings per common share from continuing operations	2.09	1.98	2.32	2.29	0.83
Diluted earnings per common share from continuing operations	2.08	1.96	2.31	2.29	0.83
Cash dividends declared per common share	0.64	0.70	0.66	0.52	0.48
Cash dividends paid per common share	0.62	0.68	0.64	0.50	0.46
Total assets	$204,081	$185,005	$160,293	$136,290	$108,943

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2012, 2011 and 2010. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

We have continued to invest in growing our business. During fiscal 2012, we purchased a 28-acre parcel of land in Rosemount, Minnesota and began construction of a new facility on the site, which is expected to be operational in late fiscal 2013. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. While we expect to transfer some blending and manufacturing activity to the Rosemount site, we do not intend to close any sites we currently operate.

In the fourth quarter of fiscal 2011, we completed the acquisition of substantially all of the assets of Vertex, for approximately $27.2 million. In addition to the manufacture of sodium hypochlorite bleaches, Vertex distributes and provides terminal services for bulk liquid inorganic chemicals, and contract and private label packaging for household chemicals. We believe the acquisition strengthens our market position in the Midwest. Operating results of Vertex are included in our consolidated results of operations from the date of acquisition in this Annual Report on Form 10-K as part of our Industrial segment. See Note 2 to the Consolidated Financial Statements for further information.

In fiscal 2010, we completed two new facilities to expand our ability to service our customers and facilitate growth within our Industrial Group. Our facility in Centralia, Illinois began operations in July 2009 and primarily serves our food-grade and agriculture products businesses. We also opened a facility in Minneapolis, Minnesota, to handle bulk chemicals sold to pharmaceutical manufacturers.

We opened one new branch for our Water Treatment Group in fiscal 2012 and two new branches in fiscal 2011 and expect to continue to invest in existing and new branches to expand our Water Treatment Group’s geographic coverage. The cost of these branch expansions is not expected to be material. In addition, we have selectively added route sales personnel to certain existing Water Treatment Group branch offices to spur growth within our existing geographic coverage area.

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

Our financial performance in fiscal 2012 was highlighted by:

•	Sales from continuing operations of $343.8 million, a 15.5% increase from fiscal 2011;

•	Gross profit from continuing operations of $65.9 million or 19.2% of sales, a $4.0 million increase in gross profit dollars from fiscal 2011;

•	Net cash provided by operating activities of $33.7 million; and

•	Cash and cash equivalents and investments available for sale were $45.9 million as of the end of fiscal 2012.

We seek to maintain relatively constant gross profit dollars on each of our products as the cost of our raw materials increase or decrease. Since we expect that we will continue to experience fluctuations in our raw material costs and resulting prices in the future, we believe that gross profit dollars is the best measure of our profitability from the sale of our products. If we maintain relatively stable gross profit dollars on each of our products, our reported gross profit percentage will decrease when the cost of the product increases and will increase when the cost of the product decreases.

We use the last in, first out (“LIFO”) method of valuing the vast majority of Hawkins’ inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. Our LIFO reserve increased by $1.6 million in fiscal 2012 primarily due to volumes and mix of commodity chemicals in inventory at the end of the year. The increased reserve decreased our reported gross profit for the year. Our LIFO reserve increased by $3.9 million in fiscal 2011 due to rising costs and higher inventory volumes on hand at year-end maintained to meet customer requirements during an anticipated flood. This increase in the reserve decreased our reported gross profit in fiscal 2011.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Sales	100.0%	100.0%	100.0%
Cost of sales	(80.8)%	(79.2)%	(74.9)%

Gross profit	19.2%	20.8%	25.1%
Selling, general and administrative expenses	(9.0)%	(10.1)%	(10.0)%

Operating income	10.2%	10.7%	15.1%
Investment income	0.1%	0.1%	0.1%

Income from continuing operations before income taxes	10.3%	10.8%	15.2%
Provision for income taxes	(4.0)%	(4.0)%	(6.1)%

Income from continuing operations	6.3%	6.8%	9.1%
Income from discontinued operations, net of tax	0.3%	0.0%	0.1%

Net income	6.6%	6.8%	9.2%

Fiscal 2012 Compared to Fiscal 2011

Sales

Sales increased $46.2 million, or 15.5%, to $343.8 million for fiscal 2012, as compared to sales of $297.6 million for fiscal 2011. Vertex, which we acquired during the fourth quarter of 2011, contributed $32.9 million of the increase in sales for fiscal 2012. We also experienced increased sales as a result of higher selling prices due to increased commodity chemical prices. Sales of bulk chemicals, including caustic soda, were approximately 23% of sales compared to approximately 20% in the previous year. The increase in the bulk chemical sales percentage for fiscal 2012 was primarily attributable to a full year of Vertex sales volumes compared to a partial year of sales volumes in fiscal 2011.

Industrial Segment. Industrial segment sales increased $42.7 million, or 20.5%, to $251.4 million for fiscal 2012. Vertex contributed $32.9 million of the increase in sales for fiscal 2012. We experienced higher selling prices due to increased commodity chemical prices.

Water Treatment Segment. Water Treatment segment sales increased $3.5 million, or 3.9%, to $92.4 million for fiscal 2012. The sales increase was primarily attributable to increased sales volumes related to manufactured and specialty chemical products and higher bulk chemical selling prices due to increased commodity chemical prices for those products.

Gross Profit

Gross profit was $65.9 million, or 19.2% of sales, for fiscal 2012, as compared to $61.9 million, or 20.8% of sales, for fiscal 2011. The LIFO method of valuing inventory negatively impacted gross profit by $1.6 million for fiscal 2012 primarily due to volumes and mix of commodity chemicals in inventory at the end of the year. In the prior year, LIFO negatively impacted gross profit by $3.9 million due to rising raw material costs and higher inventory volumes on hand at year-end maintained to meet customer requirements during an anticipated flood.

Industrial Segment. Gross profit for the Industrial segment was $40.4 million, or 16.1% of sales, for fiscal 2012, as compared to $36.9 million, or 17.7% of sales, for fiscal 2011. The increase in gross profit dollars resulted from the addition of the Vertex business to this segment, partially offset by lower selling prices due to competitive pricing pressures and lower volumes. The LIFO method of valuing inventory negatively impacted gross profit in this segment by $1.5 million in fiscal 2012 and $2.9 million in fiscal 2011.

Water Treatment Segment. Gross profit for the Water Treatment segment was $25.5 million, or 27.6% of sales, for fiscal 2012, as compared to $25.0 million, or 28.1% of sales, for fiscal 2011. The increase in gross profit dollars was primarily due to increased sales volumes in the latter half of the fiscal 2012 more than offsetting lower volumes resulting from unfavorable weather conditions during the first half of the year and lower selling prices due to competitive pricing pressures. The LIFO method of valuing inventory negatively impacted gross profit in this segment by $0.1 million in fiscal 2012 and $1.1 million in fiscal 2011.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $30.8 million, or 9.0% of sales, for fiscal 2012, as compared to $29.9 million, or 10.1% of sales, for fiscal 2011. The increase was primarily due to the addition of expenses related to the Vertex business, which we acquired in the fourth quarter of fiscal 2011, partially offset by one-time costs we incurred in fiscal 2011 but did not experience in fiscal 2012. Fiscal 2011 included approximately $1.0 million in expense as a result of the death of John Hawkins, our former Chief Executive Officer, through payments due under his retention bonus agreement, and the accelerated vesting of his previously granted performance-based restricted stock units and stock options as well as approximately $0.7 million in Vertex acquisition costs.

Operating Income

Operating income was $35.1 million, or 10.2% of sales, for fiscal 2012, as compared to $32.0 million, or 10.7% of sales, for fiscal 2011. A $3.4 million increase in operating income for the Industrial segment resulted primarily from the addition of the Vertex business, partially offset by a $0.3 million decrease in operating income for the Water Treatment segment. Both segments were negatively impacted by the LIFO method of valuing inventory in fiscal 2012 and fiscal 2011.

Investment Income

Investment income was $0.1 million for fiscal 2012 and $0.3 million in fiscal 2011. The decrease in investment income was primarily due to lower cash and investment balances.

Provision for Income Taxes

Our effective income tax rate was 38.6% for fiscal 2012 compared to 37.1% for fiscal 2011. The higher effective tax rate for fiscal 2012 was primarily due to decreased permanent tax benefits and somewhat higher effective state tax rates.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $4.3 million to $29.9 million, or 10.1% of sales, for fiscal 2011, as compared to $25.6 million, or 10.0% of sales, for fiscal 2010. We incurred approximately $1.0 million in additional expense as a result of the death of John Hawkins, our former Chief Executive Officer, through payments due under his retention bonus agreement and the accelerated vesting of his previously granted performance-based restricted stock units and stock options. Other items driving the increased expenses include acquisition costs of approximately $0.7 million relating to the Vertex acquisition in addition to higher equity incentive plan costs and litigation defense costs.

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

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2012 was $33.7 million compared to $28.5 million in fiscal 2011 and $38.8 million in fiscal 2010. The increase in cash provided by operating activities in fiscal 2012 from fiscal 2011 was primarily due to increases in net income and depreciation and amortization. Higher working capital balances used $1.9 million in cash in fiscal 2012 compared to cash used of $0.4 million for working capital in fiscal 2011. The net increase in working capital balances in fiscal 2012 was primarily due to increasing commodity chemical costs and the resulting increase in selling prices, which resulted in an increase in trade receivables, lower accounts payable and income tax payable balances due to the timing of payments. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.

Cash used in financing activities was $3.7 million in fiscal 2012 compared to $6.9 million in fiscal 2011 and $6.6 million in fiscal 2010. The decrease in cash used in financing activities in fiscal 2012 was primarily due to proceeds from the exercise of employee stock options, recognition of excess tax benefits from share-based compensation and proceeds from the issuance of new shares of common stock for the Company’s employee stock purchase plan.

Cash and investments available-for-sale of $45.9 million at April 1, 2012 increased by $8.5 million as compared with April 3, 2011, primarily due to cash generated from operations, proceeds from the exercise of employee stock options and proceeds from the issuance of new shares of common stock through the Company’s employee stock purchase plan, partially offset by capital expenditures and dividend payments. Investments available-for-sale as of April 1, 2012 and April 3, 2011 consisted of certificates of deposit with maturities ranging from three months to two years.

Capital Expenditures

Capital expenditures were $20.1 million in fiscal 2012, $12.4 million in fiscal 2011 and $8.3 million in fiscal 2010. Significant capital expenditures in fiscal 2012 consisted of approximately $12.1 million related to business expansion and process improvement projects including the new facility in Rosemount, Minnesota and Water Treatment segment expansion, $2.2 million for regulatory and safety improvements and $3.0 million for other facility improvements and returnable containers. We expect that recurring capital expenditures and safety improvements, facilities improvements and returnable containers, in fiscal 2013 will be comparable to the spending in fiscal 2012. We are projecting increased total capital spending in fiscal 2013 as compared with fiscal 2012, as we complete the Rosemount facility and make other expansion investments. Total capital spending in fiscal 2013 is currently projected to be approximately $30 million. We expect cash balances and our cash flows from operations will be sufficient to fund our cash requirements in fiscal 2013.

Dividends

During the second quarter of fiscal 2012, our Board of Directors increased our semi-annual cash dividend by 6.7% to $0.32 per share from $0.30 per share. We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual Obligation	2013	2014	2015	2016	2017	More than 5 Years	Total
	(In thousands)
Operating lease obligations	$709	$723	$712	$657	$598	$3,381	$6,780

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

LIFO Reserve — Inventories, with the exception of Vertex inventories, are primarily valued at the lower of cost or market with cost being determined using the LIFO method. We may incur significant fluctuations in our gross margins due primarily to changes in the cost of a single, large-volume component of our inventory. The price of this inventory component may fluctuate depending on the balance between supply and demand. Management reviews the LIFO reserve on a quarterly basis. Vertex inventories are valued at the lower of cost or market with cost being determined using the FIFO method.

Goodwill — Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, which should be recorded. In the second step, an impairment loss would be recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The fair value of the reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter of fiscal 2012 and determined that our reporting units’ fair value substantially exceeded their carrying value. Accordingly, step two of the impairment analysis was not required. We also completed an impairment test of infinite-life intangible assets during the fourth quarter, in which the fair value exceeded the carrying amount. Additionally, no impairment charges were required for fiscal 2011 or 2010.

Impairment of Long-Lived Assets — We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment and intangible assets subject to amortization, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows. We periodically review the appropriateness of the estimated useful lives of our long-lived assets. Changes in these estimates could have a material effect on the assessment of long-lived assets subject to amortization. There were no triggering events that required long-lived assets to be evaluated for impairment during fiscal 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hawkins, Inc.:

We have audited the accompanying consolidated balance sheets of Hawkins, Inc. and subsidiaries (the Company) as of April 1, 2012 and April 3, 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended April 1, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the Index at Item 15, as of and for the years ended April 1, 2012, April 3, 2011 and March 28, 2010. We also have audited the Company’s internal control over financial reporting as of April 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawkins, Inc. and subsidiaries as of April 1, 2012, April 3, 2011 and March 28, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein as of April 1, 2012, April 3, 2011 and March 28, 2010 and for each of the years in the three-year period ended April 1, 2012. Furthermore, in our opinion, Hawkins, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Minneapolis, Minnesota

June 1, 2012

HAWKINS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 1, 2012	April 3, 2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,566	$18,940
Investments available-for-sale	12,210	15,286
Trade receivables — less allowance for doubtful accounts:
$460 for 2012 and $406 for 2011	38,069	35,736
Inventories	27,633	29,217
Income taxes receivable	2,447	2,197
Prepaid expenses and other current assets	1,930	2,872

Total current assets	110,855	104,248

PROPERTY, PLANT, AND EQUIPMENT:
Land	7,931	4,362
Buildings and improvements	55,066	47,107
Machinery and equipment	39,432	35,740
Transportation equipment	14,842	14,036
Office furniture and equipment including computer systems	10,027	11,729

	127,298	112,974
Less accumulated depreciation and amortization	54,033	50,579

Net property, plant, and equipment	73,265	62,395
OTHER ASSETS:
Goodwill	6,495	6,231
Intangible assets — less accumulated amortization:
$1,790 for 2012 and $1,165 for 2011	8,186	8,811
Long-term investments	5,139	3,175
Other	141	145

Total other assets	19,961	18,362

Total assets	$204,081	$185,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable — trade	$18,623	$23,350
Dividends payable	3,337	3,095
Accrued payroll and employee benefits	8,481	7,760
Deferred income taxes	3,170	2,619
Container deposits	987	978
Other accruals	1,691	1,669

Total current liabilities	36,289	39,471
OTHER LONG-TERM LIABILITIES	763	1,215
DEFERRED INCOME TAXES	10,422	7,876

Total liabilities	47,474	48,562

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,430,874 and 10,307,177 shares issued and outstanding for 2012 and 2011, respectively	522	515
Additional paid-in capital	45,169	41,060
Retained earnings	111,039	95,013
Accumulated other comprehensive loss	(123)	(145)

Total shareholders’ equity	156,607	136,443

	$204,081	$185,005

See accompanying notes to consolidated financial statements.

HAWKINS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per-share data)

	Fiscal Year Ended
	April 1, 2012	April 3, 2011	March 28, 2010
Sales	$343,834	$297,641	$257,099
Cost of sales	(277,966)	(235,739)	(192,654)

Gross profit	65,868	61,902	64,445
Selling, general and administrative expenses	(30,759)	(29,940)	(25,605)

Operating income	35,109	31,962	38,840
Investment income	145	333	286

Income from continuing operations before income taxes	35,254	32,295	39,126
Provision for income taxes	(13,626)	(11,981)	(15,388)

Income from continuing operations	21,628	20,314	23,738
Income from discontinued operations, net of tax	1,057	—	109

Net income	$22,685	$20,314	$23,847

Weighted average number of shares outstanding-basic	10,339,391	10,260,135	10,250,978

Weighted average number of shares outstanding-diluted	10,408,573	10,352,633	10,282,993

Basic earnings per share
Earnings per share from continuing operations	$2.09	$1.98	$2.32
Earnings per share from discontinued operations	0.10	—	0.01

Basic earnings per share	$2.19	$1.98	$2.33

Diluted earnings per share
Earnings per share from continuing operations	$2.08	$1.96	$2.31
Earnings per share from discontinued operations	0.10	—	0.01

Diluted earnings per share	$2.18	$1.96	$2.32

Cash dividends declared per common share	$0.64	$0.70	$0.66

See accompanying notes to consolidated financial statements.

HAWKINS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2009	10,246,458	$512	$38,368	$64,860	$(10)	$103,730
Cash dividends				(6,786)		(6,786)
Stock compensation expense			659			659
Vesting of restricted stock	7,000	1	—			1
Comprehensive income:
Unrealized gain on available-for-sale investments, net of tax					66	66
Unrealized loss on post-retirement plan liability, net of tax					(19)	(19)
Net income				23,847		23,847

Comprehensive income						23,894

BALANCE — March 28, 2010	10,253,458	$513	$39,027	$81,921	$37	$121,498
Cash dividends				(7,222)		(7,222)
Stock compensation expense			1,952			1,952
Tax benefit on share-based compensation plans			281			281
Vesting of restricted stock	58,653	3	(3)			—
Shares surrendered for payroll taxes	(4,934)	(1)	(197)			(198)
Comprehensive income:
Unrealized loss on available-for-sale investments, net of tax					(63)	(63)
Unrealized loss on post-retirement plan liability, net of tax					(119)	(119)
Net income				20,314		20,314

Comprehensive income						20,132

BALANCE — April 3, 2011	10,307,177	$515	$41,060	$95,013	$(145)	$136,443
Cash dividends				(6,659)		(6,659)
Stock compensation expense			1,350			1,350
Tax benefit on share-based compensation plans			698			698
Vesting of restricted stock	18,663	1	(1)			—
Shares surrendered for payroll taxes	(3,980)	—	(150)			(150)
Stock Options Exercised	85,332	5	1,461			1,466
ESPP Shares Issued	23,682	1	751			752
Comprehensive income:
Unrealized loss on available-for-sale investments, net of tax					(4)	(4)
Unrealized gain on post-retirement plan liability, net of tax					26	26
Net income				22,685		22,685

Comprehensive income						22,707

BALANCE — April 1, 2012	10,430,874	$522	$45,169	$111,039	$(123)	$156,607

See accompanying notes to consolidated financial statements.

HAWKINS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	April 1, 2012	April 3, 2011	March 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,685	$20,314	$23,847
Reconciliation to cash flows:
Depreciation and amortization	8,458	7,148	6,292
Deferred income taxes	3,082	(600)	7,152
Stock compensation expense	1,350	1,952	659
Loss from property disposals	2	127	12
Changes in operating accounts (using) providing cash, net of effects of acquisition:
Trade receivables	(2,407)	(5,929)	4,050
Inventories	1,319	(3,141)	514
Accounts payable	(1,846)	5,356	(462)
Accrued liabilities	343	158	(322)
Income taxes	(251)	2,529	(2,404)
Other	947	619	(556)

Net cash provided by operating activities	33,682	28,533	38,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(20,057)	(12,421)	(8,331)
Purchases of investments	(14,165)	(14,210)	(41,240)
Sale and maturities of investments	15,270	30,545	6,450
Proceeds from property disposals	255	143	148
Acquisition of Vertex	(1,709)	(25,500)	—

Net cash used in investing activities	(20,406)	(21,443)	(42,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,417)	(7,005)	(6,573)
New Shares Issued	752	—	—
Stock Options Exercised	1,466	—	—
Excess tax benefit from share-based compensation	699	281	—
Shares surrendured for payroll taxes	(150)	(198)	—

Net cash used in financing activities	(3,650)	(6,922)	(6,573)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,626	168	(10,764)

CASH AND CASH EQUIVALENTS-
Beginning of period	18,940	18,772	29,536

CASH AND CASH EQUIVALENTS-
End of period	$28,566	$18,940	$18,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$10,788	$9,771	$10,654

Noncash investing activities-
Acquisition purchase price in accounts payable	$—	$1,709	$—
Capital expenditures in accounts payable	$279	$1,450	$1,118

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

Fiscal Year — Our fiscal year is a 52/53-week year ending on the Sunday closest to March 31. Our fiscal year ending April 1, 2012 (“fiscal 2012”) is a 52-week year. The fiscal year ended April 3, 2011 (“fiscal 2011”) was a 53-week year, and the fiscal year ended March 28, 2010 (“fiscal 2010”) was a 52-week year. The fiscal year ending on March 31, 2013 (“fiscal 2013”) will be a 52-week year. Beginning in fiscal 2012, we changed our quarterly interim reporting to a 13-week convention.

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

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories — Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (“LIFO”) method. Vertex’s inventory cost, which represents approximately 10% of the total FIFO inventory balance at April 1, 2012, is determined using the first-in, first-out (“FIFO”) method.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No material long-lived assets were determined to be impaired during fiscal 2012, 2011, or 2010.

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

We completed step one of our annual goodwill impairment evaluation during the fourth quarter of fiscal 2012 and determined that our reporting units’ fair value substantially exceeded their carrying value. Accordingly,

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

step two of the impairment analysis was not required. We also completed an impairment test of infinite-life intangible assets during the fourth quarter, in which the fair value exceeded the carrying amount. Additionally, no impairment charges were required for fiscal 2011 or 2010.

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

	April 1, 2012	April 3, 2011	March 28, 2010
Weighted average common shares outstanding — basic	10,339,391	10,260,135	10,250,978
Dilutive impact of stock options, performance units, and restricted stock	69,182	92,498	32,015

Weighted average common shares outstanding — diluted	10,408,573	10,352,633	10,282,993

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2012 or fiscal 2011. Stock options totaling 70,665 in fiscal 2010 have been excluded from the calculation of diluted EPS because the effect of including the shares would be anti-dilutive.

Derivative Instruments and Hedging Activities — We do not have any freestanding or embedded derivatives and it is our policy to not enter into contracts that contain them.

Recently Issued Accounting Pronouncements —

Intangibles – Goodwill and Other — In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” which amended the guidance on goodwill impairment testing to allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, as a result of the qualitative assessment, an entity determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount,

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the quantitative impairment test is required. Otherwise, no further testing is required. The amendment is effective for fiscal years beginning after December 15, 2011, which is our fiscal year 2013, but early adoption is permitted. We intend to adopt the amendment in fiscal 2013 and do not expect it to materially affect our financial position or results of operations.

Multiemployer Pension Plans — In September 2011, FASB issued ASU No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan”, to require expanded disclosures for entities participating in multiemployer plans. The expanded disclosures are designed to assist financial statement users in assessing the potential impact of an entity’s participation in multiemployer plans on future cash flow. This guidance is effective for annual reporting periods ending after December 15, 2011. We adopted this ASU during fiscal 2012. This ASU does not change the accounting for an employer’s participation in a multiemployer plan. See Note 8 — Profit Sharing, Employee Stock Ownership and Employee Stock Purchase Plans for disclosures related to this ASU.

Note 2 — Business Combinations

In the fourth quarter of fiscal 2011, we completed the acquisition of the assets of Vertex Chemical Corporation, Novel Wash Co. Inc. and R.H.A. Corporation, (collectively, “Vertex”), pursuant to an Asset Purchase Agreement dated as of January 10, 2011 (the “Asset Purchase Agreement”). As provided in the Asset Purchase Agreement, we acquired substantially all of the assets used in Vertex’s business, which is primarily the manufacture and distribution of sodium hypochlorite and the distribution of caustic soda, hydrochloric acid and related products. We paid cash of $25.5 million at closing and assumed certain liabilities of Vertex. The purchase price was revised to $27.2 million as provided in the Asset Purchase Agreement to reflect a final working capital adjustment of $1.7 million, which was paid in early fiscal 2012. In connection with the acquisition we incurred acquisition related costs during fiscal 2011 of $0.7 million, which were recorded as selling, general and administrative expenses in the Consolidated Statements of Income.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets of Vertex acquired in connection with the acquisition, based on their estimated fair values.

The allocation of the purchase price to assets acquired and liabilities assumed follows:

(In thousands)	Amount
Accounts receivable	$4,975
Inventories	4,486
Other current assets	198
Property, plant and equipment	8,991
Goodwill	5,291
Intangibles	5,490
Accounts payable	(2,012)
Accrued employee benefits	(210)

Total purchase price	$27,209

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

(In thousands)	Amount	Weighted Average Life
Customer relationships	$3,450	20 years
Trademark	1,240	10 years
Carrier relationships	800	10 years

Intangible assets acquired	$5,490

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

The following unaudited pro forma condensed consolidated financial results of operations for the year ended April 3, 2011 is presented as if the Vertex acquisition had been completed at the beginning of the period. The amounts shown for the year ended April 1, 2012 are based on actual results for the period:

	Years Ended
	April 1, 2012	April 3, 2011
(In thousands, except share and per-share data)
Pro forma net sales	$343,834	$329,653
Pro forma net earnings	22,685	21,888
Pro forma earnings per share:
Basic	$2.19	$2.13
Diluted	2.18	2.11
Weighted average common shares outstanding:
Basic	10,339,391	10,260,135
Diluted	10,408,573	10,352,633

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of each fiscal period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may have been realized from the integration of the acquisition.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Cash and Cash Equivalents and Investments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of April 1, 2012 and April 3, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description	April 1, 2012	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash	$28,006	$28,006	$—	$—
Certificates of deposit	17,349	—	17,349	—
Money market securities	560	560	—	—

Description	April 3, 2011	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash	$18,485	$18,485	$—	$—
Certificates of deposit	18,461	—	18,461	—
Money market securities	455	455	—	—

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the Consolidated Balance Sheets. As of April 1, 2012, the CD’s in current assets have a fair value of $12.2 million, and in noncurrent assets, the CD’s have a fair value of $5.1 million.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of April 1, 2012 and April 3, 2011.

The contractual maturities of available-for-sale securities at April 1, 2012 are shown in the table below.

(In thousands)	Amortized Cost	Fair Value	Unrealized Gain/(loss)
Within one year	$12,205	$12,210	$5
Between one and two years	5,145	5,139	(6)

Total available-for-sale securities	$17,350	$17,349	$(1)

The contractual maturities of available-for-sale securities at April 3, 2011 are shown in the table below.

(In thousands)	Amortized Cost	Fair Value	Unrealized Gain/(loss)
Within one year	$15,270	$15,286	$16
Between one and two years	3,185	3,175	(10)

Total available-for-sale securities	$18,455	$18,461	$6

Realized gains and losses were not material for fiscal 2012, fiscal 2011 and fiscal 2010.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Inventories

Inventories at April 1, 2012 and April 3, 2011 consisted of the following:

	2012	2011
(In thousands)
Finished goods (FIFO basis)	$35,072	$35,071
LIFO reserve	(7,439)	(5,854)

Net inventory	$27,633	$29,217

The FIFO value of inventories accounted for under the LIFO method were $30.6 million at April 1, 2012 and $28.6 million at April 3, 2011. The remainder of the inventory was valued and accounted for under the FIFO method.

We increased the LIFO reserve by $1.6 million in fiscal 2012 due primarily to the volume and mix of commodity chemicals in inventory at the end of the year. In fiscal 2011 we increased the LIFO reserve by $3.9 million due primarily to rising inventory costs, as well as higher inventory volumes at the end of fiscal 2011.

Note 5 — Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(In thousands)	Amount
Balance as of March 28, 2010	$1,204
Vertex acquisition	5,027

Balance as of April 3, 2011	6,231
Fiscal 2012 adjustment	264

Balance as of April 1, 2012	$6,495

The increase in goodwill during fiscal 2012 relates to the finalization of the determination of the fair value of inventory acquired as part of the acquisition of Vertex.

A summary of our intangible assets as of April 1, 2012 and April 3, 2011 were as follows:

	2012
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets:
Customer relationships	$5,508	$(706)	$4,802
Trademark	1,240	(150)	1,090
Trade secrets	862	(521)	341
Carrier relationships	800	(96)	704
Other finite-life intangible assets	339	(317)	22

Total finite-life intangible assets	8,749	(1,790)	6,959
Indefinite-life intangible assets	1,227	—	1,227

Total intangible assets, net	$9,976	$(1,790)	$8,186

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets:
Customer relationships	$5,508	$(423)	$5,085
Trademark	1,240	(26)	1,214
Trade secrets	862	(413)	449
Carrier relationships	800	(18)	782
Other finite-life intangible assets	339	(285)	54

Total finite-life intangible assets	8,749	(1,165)	7,584
Indefinite-life intangible assets	1,227	—	1,227

Total intangible assets, net	$9,976	$(1,165)	$8,811

Intangible asset amortization expense was $0.6 million during fiscal 2012, $0.3 million during fiscal 2011, and $0.2 million during fiscal 2010.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2013	2014	2015	2016	2017
Estimated amortization expense	$596	$592	$592	$502	$479

Note 6 — Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), net of tax, were as follows:

(In thousands)	2012	2011	2010
Unrealized gain (loss) on:
Available-for-sale investments	$(4)	$3	$66
Post-retirement plan liability adjustments	26	(148)	(29)

Accumulated other comprehensive income (loss)	$22	$(145)	$37

Note 7 — Share-Based Compensation

Stock Option Awards. Our Board of Directors has approved a long-term incentive equity compensation arrangement for our executive officers. This long-term incentive arrangement provides for the grant of nonqualified stock options that vest at the end of a three-year period and expire no later than 10 years after the grant date. We used the Black-Scholes valuation model to estimate the fair value of the options at grant date based on the following assumptions:

	Fiscal 2010 grant	Fiscal 2009 grant
Dividend yield	2.5%	3.2%
Volatility	31.4%	28.0%
Risk-free interest rate	2.1%	3.0%
Expected life in years	4	4

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Volatility was calculated using the past four years of historical stock prices of our common stock. The expected life is estimated based on expected future trends and the terms and vesting periods of the options granted. The risk-free interest rate is an interpolation of the relevant U.S. Treasury Bond Rate as of the grant date.

The following table represents the stock option activity for fiscal 2012 and fiscal 2011:

	2012
	Total Outstanding			Exercisable
(In thousand, except share data)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	131,997	$17.82	$4,908	66,666	$17.67	$2,482
Granted	—	—		—	—
Vested	—	—		27,999	15.43
Exercised	(85,332)	17.18		(85,332)	17.18
Forfeited or expired	—	—

Outstanding at end of year	46,665	$19.01	$1,547	9,333	$15.43	$320

	2011
	Total Outstanding			Exercisable
(In thousand, except share data)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	131,997	$17.82	$2,607	—	$—	$—
Granted	—	—		—	—
Vested	—	—		66,666	17.67
Exercised	—	—		—	—
Forfeited or expired	—	—		—	—

Outstanding at end of year	131,997	$17.82	$4,908	66,666	$17.67	$2,482

The weighted average grant date fair value of options was estimated to be $4.33 and $2.95 for options granted in fiscal 2010 and fiscal 2009, respectively. The weighted average remaining life of all outstanding and exercisable options is 6.1 years.

Annual expense related to the value of stock options was $0.1 million for fiscal 2012, $0.2 million for fiscal 2011 and $0.1 million for fiscal 2010, substantially all of which was recorded in SG&A expense in the Consolidated Statements of Income. Options awarded to John Hawkins, former Chief Executive Officer, became fully vested and exercisable upon his death in March 2011, resulting in the acceleration of expense of $0.1 million. The total fair value of options vested during fiscal 2012 was $0.1 million compared to $0.2 million during fiscal 2011. Unrecognized compensation expense related to outstanding stock options as of April 1, 2012 was not material and is expected to be recognized over a weighted average period of 0.2 years.

Performance-Based Restricted Stock Units. Our Board of Directors has approved a performance-based equity compensation arrangement for our executive officers. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 43,022 shares in the aggregate for fiscal 2012. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

Performance-based restricted stock units were awarded to our executive officers on June 8, 2011, June 2, 2010 and June 10, 2009 under this arrangement. The following table represents the restricted stock activity for fiscal 2012 and fiscal 2011:

	2012		2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	11,667	$25.81	23,000	$19.90
Granted	33,321	35.39	41,320	30.02
Vested	(11,667)	25.81	(52,653)	26.53
Forfeited or expired	—	—	—	—

Outstanding at end of year	33,321	$35.39	11,667	$25.81

We recorded compensation expense related to the shares issued for fiscal 2010 and fiscal 2011 and the potential issuance of shares for fiscal 2012 of approximately $0.8 million for fiscal 2012, $1.6 million for fiscal 2011 and $0.4 million for fiscal 2010, substantially all of which was recorded in SG&A expense in the Consolidated Statements of Income. The performance-based restricted stock units previously awarded to John Hawkins, totaling 39,820 shares, became fully vested and payable upon his death in March 2011, resulting in the acceleration of compensation expense of $0.4 million. The total fair value of performance-based restricted stock units vested in fiscal 2012 was $0.3 million compared to $1.4 million in fiscal 2011.

Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price, which was $25.81 per share on June 2, 2010 and $35.39 per share on June 8, 2011. Unrecognized compensation expense related to non-vested restricted share units as of April 1, 2012 was $1.1 million and is expected to be recognized over a weighted average period of 1.4 years.

In conjunction with the vesting of restricted stock held by certain of our executive officers, 3,980 shares were forfeited during fiscal 2012 to cover the executive officers statutory minimum income tax withholding.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a change in additional paid in capital rather than a deduction of taxes paid. The amount of excess tax benefit recognized and recorded in additional paid in capital resulting from share-based compensation cost was $0.7 million in fiscal 2012 and $0.3 million during fiscal 2011.

Restricted Stock Awards. As part of their retainer, the Board of Directors receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2012 and fiscal 2011:

	2012		2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	6,996	$30.00	6,000	$18.68
Granted	6,120	34.31	6,966	30.00
Vested	(6,996)	30.00	(6,000)	18.68
Forfeited or expired	—	—	—	—

Outstanding at end of period	6,120	$34.31	6,966	$30.00

Annual expense related to the value of restricted stock was $0.2 million for fiscal 2012 and $0.2 million for fiscal 2011 and $0.1 million for fiscal 2010, all of which was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of April 1, 2012 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

Note 8 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans

Effective April 1, 2009, we converted our defined contribution pension plan covering substantially all of our non-bargaining unit employees to a profit sharing plan. It is our policy to fund all costs accrued. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Our cost for the profit sharing and pension plan was 15% of each employee’s eligible compensation in each of the fiscal years 2012, 2011 and 2010. Beginning in fiscal 2013, profit sharing plan contributions are variable and aligned with company performance with a targeted contribution of between 2.5% and 5% of an employee’s eligible compensation, depending upon date of hire. In addition to the changes in the profit sharing plan for fiscal 2013, we introduced a 401(k) plan that will allow employees to contribute pre-tax earnings up to the maximum amount allowed under the Internal Revenue Code, with an employer match of up to 5% of the employee’s eligible compensation.

We have an employee stock ownership plan (“ESOP”) covering substantially all of our non-bargaining unit employees. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Our cost for the ESOP was 5% of each employee’s eligible compensation in each of the fiscal years 2012, 2011 and 2010. Beginning in fiscal 2013, ESOP contributions are variable and aligned with company performance with a targeted contribution of between 2.5% and 5% of an employee’s eligible compensation, depending upon date of hire.

We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common stock at a discount from market, with no employee contribution match from the Company. Prior to fiscal 2012, this plan had a monthly employer match of 75% of each employee’s contribution, up to a maximum of $375 per month, with the ESPP shares of the Company purchased on the open market.

In fiscal 2012, Vertex employees participated in a 401(k) plan that included an employer match of up to 3% of the employee’s eligible compensation and a discretionary Company contribution. The total company contribution to this plan was $0.2 million. Beginning in fiscal 2013, Vertex employees are included within the Company’s retirement plans outlined above.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the contribution expense for the profit sharing, ESOP, ESPP and 401(k) plans:

Benefit Plan	2012	2011	2010
(In thousands)
Profit sharing	$2,616	$2,675	$2,844
ESOP	802	815	899
ESPP	262	648	650
Vertex plan	175	—	—

Total contribution expense	$3,855	$4,138	$4,393

Multiemployer pension plan. We participate in a union sponsored, collectively bargained multiemployer pension plan (“Union Plan”). Contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The risks of participating in multiemployer pension plans are different from single-employer plans in the following aspects: (i) Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if we stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in the Central States, Southeast and Southwest Areas Pension Fund (“Central States”) is outlined in the table below. The Pension Protection Act (“PPA”) Zone Status available in fiscal 2012 and fiscal 2011 is for the plan’s year ended December 31, 2010 and December 31, 2009, respectively. The zone status is based on information that we obtained from Central States and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded. The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

Pension Fund	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreements

			April 1, 2012	April 3, 2011

Central States, Southeast and Southwest Areas Pension Fund	36-6044243	001	Red	Red	Implemented	Yes	02/28/2013

Based upon the most recent information available from the trustees managing CSS, our share of the unfunded vested benefit liability for the plan was estimated to be approximately $7.9 million if the withdrawal had occurred in calendar year 2011, an increase from an estimate of approximately $5.1 million if the withdrawal had occurred in calendar year 2009. These estimates were calculated by the trustees managing CSS. Although we believe the most recent plan data available from CSS was used in computing this 2011 estimate, the actual withdrawal liability amount is subject to change based on, among other things, the plan’s investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and continued participation by the company and other employers in the plan, each of which could impact the ultimate withdrawal liability. If withdrawal liability were to be triggered, we would have the option to make payments over a period of 20 years instead of paying the withdrawal liability in a lump sum.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We made contribution to the plan of approximately $0.4 million in fiscal 2012, 2011 and 2010 and expect to make contributions to the plan of approximately $0.5 million during fiscal 2013.

Note 9 — Commitments and Contingencies

Leases — We have various operating leases for trucks and land and buildings on which some of our operations are located. Future minimum lease payments due under operating leases with an initial term of one year or more at April 1, 2012 are as follows:

(In thousands)	2013	2014	2015	2016	2017	Thereafter
Minimum lease payment	$709	$723	$712	$657	$598	$3,381

Total rental expense for the fiscal years 2012, 2011 and 2010 were as follows:

	2012	2011	2010
(In thousands)
Minimum rentals	$617	$552	$577
Contingent rentals	102	114	102

Total rental expense	$719	$666	$679

Litigation — We are a party from time to time in litigation arising in the ordinary course of our business. To date, none of the litigation has had a material effect on us. Legal fees associated with such matters are expensed as incurred.

On November 3, 2009, ICL Performance Products, LP (“ICL”), a chemical supplier to us, filed a lawsuit in the United States District Court for the Eastern District of Missouri, asserting breach of a contract for the sale of 75% purified phosphoric acid in 2009 (the “2009 Contract”). ICL seeks to recover $7.3 million in damages and pre-judgment interest, and additionally seeks to recover its costs and attorneys’ fees. ICL also claimed that we breached a contract for the sale of 75% purified phosphoric acid in 2008 (the “2008 Contract”). ICL has since dropped its claim for breach of the 2008 Contract. We have counterclaimed against ICL alleging that ICL falsely claimed to have a shortage of raw materials that prevented it from supplying us with the contracted quantity of 75% purified phosphoric acid for 2008. We claim that ICL used this alleged shortage and the threat of discontinued shipments of 75% purified phosphoric acid to force us to pay increased prices for the remainder of 2008, and to sign the 2009 Contract. Based on this alleged conduct, we have brought four alternate causes of action including: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) negligent misrepresentation, and (4) intentional misrepresentation. We seek to recover $1.5 million in damages, and additionally seek to recover punitive damages, pre- and post-judgment interest, and our costs and attorneys’ fees. After the completion of discovery, both parties moved for summary judgment in their favor. On February 7, 2012, the Court denied both parties’ motions for summary judgment. ICL moved for reconsideration of parts of its motion for summary judgment. On April 24, 2012, the Court granted ICL’s motion for reconsideration in part, and denied it in part. In its April 24, 2012 Memorandum and Order, the Court interpreted the meaning and effect of a specific phrase in the 2009 Contract, and concluded that, if the 2009 Contract is a legally enforceable contract, Hawkins remained obligated to purchase 50% of its requirements for 75% purified phosphoric acid from ICL in 2009. Trial is scheduled to begin on July 23, 2012. We are not able to predict the ultimate outcome of this litigation, but legal proceedings such as this can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including cash flows.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations — We have three leases of land (two relate to Hawkins and one relates to Vertex), and at the end of the lease term (currently 2014 for the Vertex lease and 2018 for the Hawkins leases if the leases are not renewed), we have a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: The Hawkins leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with its tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. We are currently in negotiations with the landlord regarding the Vertex land lease which expires in 2014 and expect to sign a long-term extension in the near future. Therefore, in accordance with ASC 410-20, “Asset Retirement and Environmental Obligations,” we have not recorded an asset retirement obligation as of April 1, 2012. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

Note 10 — Income Taxes

The provisions for income taxes for fiscal 2012, 2011 and 2010 are as follows:

	2012	2011	2010
(In thousands)
Federal — current	$8,632	$9,818	$6,601
State — current	2,546	2,531	1,634

Total current	11,178	12,349	8,235
Federal — deferred	2,796	(69)	5,739
State — deferred	316	(299)	1,413

Total deferred	3,112	(368)	7,152

Total provision	$14,290	$11,981	$15,387

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below.

	2012	2011	2010
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal deduction	5.0	4.7	5.0
ESOP dividend deduction on allocated shares	(0.7)	(1.2)	(1.0)
Domestic production deduction	(0.9)	(1.3)	(0.6)
Other — net	0.2	(0.1)	0.9

Total	38.6%	37.1%	39.3%

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of items comprising our net deferred tax asset (liability) as of April 1, 2012 and April 3, 2011 are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Trade receivables	$184	$162
Stock compensation accruals	601	490
Other accruals	756	919
Other	82	169

Total deferred tax assets	$1,623	$1,740

Deferred tax liabilities:
Inventories	$(3,556)	$(3,190)
Prepaid	(703)	(283)
Excess of tax over book depreciation	(10,807)	(8,762)
Amortization of intangibles	(149)	—

Total deferred tax liabilities	$(15,215)	$(12,235)

Net deferred tax liabilities	$(13,592)	$(10,495)

As of April 1, 2012, the Company has determined that it is more likely than not that the deferred tax assets at April 1, 2012 will be realized either through future taxable income or reversals of taxable temporary differences. As of April 1, 2012 and April 3, 2011, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years beginning with 2007 remain open to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

Note 11 — Discontinued Operations

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The inventory was sold in fiscal 2010 for cash of approximately $1.8 million which approximated its carrying value. The marketing agreement provides for annual payments based on a percentage of gross profit on future sales up to a maximum of approximately $3.5 million. We have no significant remaining obligations to fulfill under the agreement. Amounts received under the marketing agreement in excess of $1.7 million, the carrying value of intangible assets related to this business at the time of sale, have been recorded as a gain on sale of discontinued operations. Through fiscal 2012, we have recorded gains of approximately $1.7 million before taxes and expect to accrue a nominal amount in fiscal 2013 which will finalize the agreement. To date, we have received $2.2 million in cash under this marketing agreement and expect to collect the remaining $1.3 million in fiscal 2013. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

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

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Fiscal Year Ended April 1, 2012:
Sales	$251,451	$92,383	$343,834
Gross profit	40,357	25,511	65,868
Operating income	20,552	14,557	35,109

Identifiable assets*	$129,782	$23,543	$153,325

Fiscal Year Ended April 3, 2011:
Sales	$208,724	$88,917	$297,641
Gross profit	36,938	24,964	61,902
Operating income	17,110	14,852	31,962

Identifiable assets*	$121,250	$21,139	$142,389

Fiscal Year Ended March 28, 2010:
Sales	$174,901	$82,198	$257,099
Gross profit	37,288	27,157	64,445
Operating income	20,937	17,903	38,840

Identifiable assets*	$79,602	$19,152	$98,754

*	Unallocated assets consisting primarily of cash and cash equivalents, investments and prepaid expenses were $48.0 million at April 1, 2012, $41.7 million at April 3, 2011 and $60.5 million at March 28, 2010. Additionally, assets associated with the discontinued operations of the Pharmaceutical segment were $1.2 million at April 1, 2012, $0.9 million at April 3, 2011 and $1.0 million at March 28, 2010.

HAWKINS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)
	Fiscal 2012
	First	Second	Third	Fourth
Sales	$88,594	$87,870	$84,160	$83,210
Gross profit	17,927	18,750	15,679	13,512
Operating income	10,070	10,906	8,516	5,617
Income from continuing operations, net of tax	6,353	6,717	5,285	3,273
Income from discontinued operations, net of tax	374	184	267	232

Net income	$6,727	$6,901	$5,552	$3,505

Basic net income per share	$0.65	$0.67	$0.54	$0.34

Diluted net income per share	$0.65	$0.67	$0.53	$0.34

	Fiscal 2011
	First	Second	Third	Fourth
Sales	$74,665	$70,398	$70,620	$81,957
Gross profit	18,447	17,742	13,726	11,986
Operating income	11,786	10,928	6,833	2,414
Income from continuing operations, net of tax	7,337	6,832	4,254	1,891
Income from discontinued operations, net of tax	—	—	—	—

Net income	$7,337	$6,832	$4,254	$1,891

Basic net income per share	$0.72	$0.67	$0.41	$0.18

Diluted net income per share	$0.71	$0.66	$0.41	$0.18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 1, 2012, based on the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of April 1, 2012.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for April 1, 2012. That attestation report is set forth immediately following this management report.

/s/ Patrick H. Hawkins	/s/ Kathleen P. Pepski
Patrick H. Hawkins	Kathleen P. Pepski
Chief Executive Officer and President June 1, 2012	Vice President, Chief Financial Officer, and Treasurer
June 1, 2012

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Beginning in fiscal 2012 management has included Vertex in management’s assessment of the effectiveness of our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 2, 2012 (the “2012 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2012 Proxy Statement, no other portions of the 2012 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, their ages and offices held, as of May 25, 2012 are set forth below:

Name	Age	Office
Patrick H. Hawkins	41	Chief Executive Officer and President
Kathleen P. Pepski	57	Vice President, Chief Financial Officer, and Treasurer
Mark A. Beyer	50	Vice President — Operations
Richard G. Erstad	48	Vice President, General Counsel and Secretary
Thomas J. Keller	52	Vice President — Water Treatment Group
Theresa R. Moran	49	Vice President — Quality and Support
John R. Sevenich	54	Vice President — Industrial Group

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

Thomas J. Keller has been the Company’s Vice President — Water Treatment Group since April 2012. Prior to attaining this position, Mr. Keller held various positions during his 32-year tenure with the Company, most recently as its Water Treatment General Manager, a position he held since June 2011. Previously, Mr. Keller served as a Regional Manager of the Water Treatment Group from 2002 to 2011.

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

“Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2011 Proxy Statement are incorporated herein by reference.

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

“Compensation of Executive Officers and Directors” of the 2012 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2012 Proxy Statement are incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

“Election of Directors” and “Related Party Transactions” of the 2012 Proxy Statement are incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

“Independent Registered Public Accounting Firm’s Fees” of the 2012 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets at April 1, 2012 and April 3, 2011.

Consolidated Statements of Income for the fiscal years ended April 1, 2012, April 3, 2011, and March 28, 2010.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 1, 2012, April 3, 2011, and March 28, 2010.

Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2012, April 3, 2011, and March 28, 2010.

Notes to Consolidated Financial Statements.

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

The following financial statement schedule for the fiscal years 2012, 2011 and 2010.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

Date: June 1, 2012	By	/s/ Patrick H. Hawkins
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

/s/ Patrick H. Hawkins	Date: June 1, 2012
Patrick H. Hawkins, Chief Executive Officer and President (Principal Executive Officer) and Director

/s/ Kathleen P. Pepski	Date: June 1, 2012
Kathleen P. Pepski, Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon	Date: June 1, 2012
John S. McKeon, Director, Chairman of the Board

/s/ Duane M. Jergenson	Date: June 1, 2012
Duane M. Jergenson, Director

/s/ Daryl I. Skaar	Date: June 1, 2012
Daryl I. Skaar, Director

/s/ James A. Faulconbridge	Date: June 1, 2012
James A. Faulconbridge, Director

/s/ James T. Thompson	Date: June 1, 2012
James T. Thompson, Director

/s/ Jeffrey L. Wright	Date: June 1, 2012
Jeffrey L. Wright, Director

SCHEDULE II

HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED APRIL 1, 2012, APRIL 3, 2011, AND MARCH 28, 2010

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Year Ended April 1, 2012:
Allowance for doubtful accounts	$406	$78	$—	$24	$460
Year Ended April 3, 2011:
Allowance for doubtful accounts	$300	$120	$—	$14	$406
Year Ended March 28, 2010:
Allowance for doubtful accounts	$350	$(29)	$—	$21	$300

Exhibit Index

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under file number 0-7647.

Exhibit	Description	Method of Filing

3.1	Amended and Second Restated Articles of Incorporation.(1)	Incorporated by Reference

3.2	Amended and Restated By-Laws.(2)	Incorporated by Reference

10.1*	Description of Consulting Arrangement with John S. McKeon.(3)	Incorporated by Reference

10.2*	Hawkins, Inc. 2004 Omnibus Stock Plan.(4)	Incorporated by Reference

10.3*	Form of Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan.(5)	Incorporated by Reference

10.4*	Form of Restricted Stock Agreement (Directors) under the Company’s 2004 Omnibus Stock Plan.(6)	Incorporated by Reference

10.5*	Form of Non-Statutory Stock Option Agreement under the Company’s 2004 Omnibus Stock Plan.(7)	Incorporated by Reference

10.6*	Form of Performance-Based Restricted Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan.(8)	Incorporated by Reference

10.7*	Hawkins, Inc. 2010 Omnibus Incentive Plan.(9)	Incorporated by Reference

10.8*	Form of Performance-Based Unit Award Notice and Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(10)	Incorporated by Reference

10.9*	Form of Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(11)	Incorporated by Reference

10.10*	Hawkins, Inc. Executive Severance Plan.(12)	Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101	Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended April 1, 2012, filed with the SEC on June 1, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at April 1, 2012 and April 3, 2011, (ii) the Condensed Consolidated Statements of Income for the fiscal years ended April 1, 2012, April 3, 2011 and March 28, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2012, April 3, 2011 and March 28, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.	Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.
(3)	Incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated August 5, 2009 and filed August 11, 2009.
(4)	Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2011 (file no. 333-174735).
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011.