Form 10-Q
period 2012-07-01
HAWKINS INC
filed 2012-08-02
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer ☐  (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 27, 2012
Common Stock, par value $.05 per share	10,516,162

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	July 1, 2012	April 1, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,085	$28,566
Investments available-for-sale	12,499	12,210
Trade receivables - less allowance for doubtful accounts:
$500 as of July 1, 2012 and $460 as of April 1, 2012	38,833	38,069
Inventories	26,457	27,633
Income taxes receivable	1	2,447
Prepaid expenses and other current assets	1,485	1,930

Total current assets	113,360	110,855

PROPERTY, PLANT, AND EQUIPMENT – net	76,713	73,265

GOODWILL	6,495	6,495

INTANGIBLE ASSETS	8,034	8,186

LONG-TERM INVESTMENTS	7,302	5,139

OTHER	120	141

Total Assets	$212,024	$204,081

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$28,261	$18,623
Dividends payable	—	3,337
Accrued payroll and employee benefits	4,340	8,481
Deferred income taxes	3,170	3,170
Container deposits	1,051	987
Other accruals	1,897	1,691

Total current liabilities	38,719	36,289

OTHER LONG-TERM LIABILITIES	1,507	763

DEFERRED INCOME TAXES	10,422	10,422

Total liabilities	50,648	47,474

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.05; 10,430,874 shares issued and outstanding as of July 1, 2012 and April 1, 2012.	522	522
Additional paid-in capital	45,567	45,169
Retained earnings	115,408	111,039
Accumulated other comprehensive loss	(121)	(123)

Total shareholders’ equity	161,376	156,607

Total liabilities and shareholders’ equity	$212,024	$204,081

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except share and per-share data)	July 1,	July 3,
	2012	2011

Sales	$90,099	$88,594

Cost of sales	(74,792)	(70,667)

Gross profit	15,307	17,927

Selling, general and administrative expenses	(8,227)	(7,857)

Operating income	7,080	10,070

Investment income	30	65

Income from continuing operations before income taxes	7,110	10,135

Provision for income taxes	(2,745)	(3,782)

Income from continuing operations	4,365	6,353

Income from discontinued operations, net of tax	18	374

Net income	$4,383	$6,727

Weighted average number of shares outstanding – basic	10,430,874	10,307,177

Weighted average number of shares outstanding – diluted	10,496,437	10,362,172

Basic earnings per share
Earnings per share from continuing operations	$0.42	$0.61
Earnings per share from discontinued operations	—	0.04

Basic earnings per share	$0.42	$0.65

Diluted earnings per share
Earnings per share from continuing operations	$0.42	$0.61
Earnings per share from discontinued operations	—	0.04

Diluted earnings per share	$0.42	$0.65

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In thousands)	July 1,	July 3,
	2012	2011
Net income	$4,383	$6,727

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on available-for-sale investments	2	(5)

Total other comprehensive income (loss)	2	(5)

Total comprehensive income	$4,385	$6,722

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	July 1,	July 3,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,383	$6,727
Reconciliation to cash flows:
Depreciation and amortization	2,328	2,043
Stock compensation expense	398	209
Loss from property disposals	116	2
Changes in operating accounts providing (using) cash:
Trade receivables	(764)	(1,060)
Inventories	1,177	(3,314)
Accounts payable	8,090	2,541
Accrued liabilities	(4,598)	(3,485)
Income taxes	2,447	3,177
Other	468	357

Net cash provided by operating activities	14,045	7,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,248)	(3,626)
Purchases of investments	(2,895)	(200)
Sale and maturities of investments	1,915	5,635
Acquisition of Vertex	—	(1,709)
Proceeds from property disposals	54	89

Net cash (used in) provided by investing activities	(5,174)	189

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,352)	(3,095)
Other	—	53

Net cash used in financing activities	(3,352)	(3,042)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,519	4,344

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,566	18,940

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,085	$23,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$295	$829

Noncash investing activities –
Capital expenditures in accounts payable	$1,959	$381

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature.

The accounting policies we follow are set forth in “Item 8. Financial Statements and Supplementary Data, Note 1 – Nature of Business and Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012 (“fiscal 2012”) filed with the SEC on June 1, 2012.

The results of operations for the period ended July 1, 2012 are not necessarily indicative of the results that may be expected for the full year.

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended
	July 1,	July 3,
	2012	2011
Weighted-average common shares outstanding – basic	10,430,874	10,307,177
Dilutive impact of stock options, performance units, and restricted stock	65,563	54,995

Weighted-average common shares outstanding – diluted	10,496,437	10,362,172

For the periods ended July 1, 2012 and July 3, 2011, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Discontinued Operations

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The agreement provided for annual payments based on a percentage of gross profit on future sales. We have no remaining obligations to fulfill under the agreement. All required payments under the agreement have been received with the final payment of $1.3 million received in the first quarter of fiscal 2013, generating a nominal gain in this quarter. We previously recorded a gain of approximately $0.6 million before taxes in the first quarter of fiscal 2012. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

Note 4 – Cash and Cash Equivalents and Investments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description	July 1,
(In thousands)	2012	Level 1	Level 2	Level 3
Assets:
Cash	$23,514	$23,514	$—	$—
Certificates of deposit	19,801	—	19,801	—
Money market securities	10,571	10,571	—	—

Description	April 1,
(In thousands)	2012	Level 1	Level 2	Level 3
Assets:
Cash	$28,006	$28,006	$—	$—
Certificates of deposit	17,349	—	17,349	—
Money market securities	560	560	—	—

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the Condensed Consolidated Balance Sheets. As of July 1, 2012, the CD’s in current assets had a fair value of $12.5 million, and in noncurrent assets, the CD’s had a fair value of $7.3 million.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of July 1, 2012.

Note 5 – Inventories

Inventories at July 1, 2012 and April 1, 2012 consisted of the following:

	July 1,	April 1,
	2012	2012
(In thousands)
Finished goods (FIFO basis)	$33,989	$35,072
LIFO reserve	(7,532)	(7,439)

Net inventory	$26,457	$27,633

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $29.9 million at July 1, 2012 and $30.6 million at April 1, 2012. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.1 million during the three months ended July 1, 2012 compared to an increase of $0.3 million for the three months ended July 3, 2011 as a result of the changes in projected inventory costs, mix and volumes. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets

The carrying amount of goodwill as of July 1, 2012 and at April 1, 2012 was $6.5 million.

Intangible assets consist primarily of customer lists, trade secrets and non-compete agreements classified as finite life and trademarks and trade names classified as indefinite life, related to previous business acquisitions. A summary of our intangible assets as of July 1, 2012 and April 1, 2012 were as follows:

	July 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets
Customer relationships	$5,508	$(774)	$4,734
Trademark	1,240	(181)	1,059
Trade secrets	862	(548)	314
Carrier relationships	800	(117)	683
Other finite-life intangible assets	339	(322)	17

Total finite-life intangible assets	8,749	(1,942)	6,807
Indefinite-life intangible assets	1,227	—	1,227

Total intangible assets	$9,976	$(1,942)	$8,034

	April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets
Customer relationships	$5,508	$(706)	$4,802
Trademark	1,240	(150)	1,090
Trade secrets	862	(521)	341
Carrier relationships	800	(96)	704
Other finite-life intangible assets	339	(317)	22

Total finite-life intangible assets	8,749	(1,790)	6,959
Indefinite-life intangible assets	1,227	—	1,227

Total intangible assets	$9,976	$(1,790)	$8,186

Note 7 – Income Taxes

In the preparation of our condensed consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the condensed consolidated balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Note 8 – Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	July 1,	April 1,
(In thousands)	2012	2012
Unrealized gain (loss) on:
Available-for-sale investments	$1	$(1)
Post-retirement plan liability	(122)	(122)

Accumulated other comprehensive loss	$(121)	$(123)

Note 9 – Share-Based Compensation

Stock Option Awards. The following table represents the stock option activity for the three months ended July 1, 2012:

	Outstanding		Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	46,665	$19.01	9,333	$15.43
Granted	—	—	—	—
Vested	—	—	37,332	19.90
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of period	46,665	$19.01	46,665	$19.01

Compensation expense for the three months ended July 1, 2012 and July 3, 2011 related to stock options was not material.

Performance-Based Restricted Stock Units. Our Board of Directors (“the board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2012 and 2013. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 53,193 shares in the aggregate for fiscal 2013. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the three months ended July 1, 2012:

	Shares	Weighted– Average Grant Date Fair Value
Outstanding at beginning of period	33,321	$35.39
Granted	29,923	33.01
Vested	—	—
Forfeited or expired	—	—

Outstanding at end of period	63,244	$34.26

We recorded compensation expense of $0.3 million related to performance share units and restricted stock for the three months ended July 1, 2012 and $0.1 million related to performance share units and restricted stock for the three months ended July 3, 2011, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for the three months ended July 1, 2012:

	Shares	Weighted– Average Grant Date Fair Value
Outstanding at beginning of period	6,120	$34.31
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Outstanding at end of period	6,120	$34.31

Compensation expense for the three months ended July 1, 2012 and July 3, 2011 related to restricted stock awards to the Board was not material.

Note 10 – Employee Pension Plans

Multiemployer pension plan. We participate in the Central States, Southeast and Southwest Areas Pension Fund (“CSS”), a union-sponsored, collectively bargained multiemployer pension plan. Our participation is pursuant to two collective bargaining agreements that expire in February 2013. Contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The risks of participating in multiemployer pension plans are different from single-employer plans in the following aspects: (i) assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if we stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Based upon the most recent information available from the trustees managing CSS as of the end of our most recently completed fiscal year, our share of the unfunded vested benefit liability for the plan was estimated to be approximately $7.9 million if the withdrawal had occurred in calendar year 2011, an increase from an estimate of approximately $5.1 million if the withdrawal had occurred in calendar year 2009. These estimates were calculated by the trustees managing CSS. Although we believe the most recent plan data available from CSS was used in computing the 2011 estimate, the actual withdrawal liability amount is subject to change based on, among other things, the plan’s investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and continued participation by the company and other employers in the plan, each of which could impact the ultimate withdrawal liability. If withdrawal liability were to be triggered, we would have the option to make payments over a period of 20 years instead of paying the withdrawal liability in a lump sum.

Note 11 – Litigation, Commitments and Contingencies

Litigation — We are a party from time to time in litigation arising in the ordinary course of our business. Legal fees associated with such matters are expensed as incurred.

On June 15, 2012, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provides for a cash payment by us to ICL and provides that both parties will enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pretax income recorded in cost of sales (approximately $2.0 million after tax) for our fiscal quarter ending July 1, 2012.

Note 12 – Segment Information

We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in our fiscal 2012 Annual Report on Form 10-K. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given our nature, it is not practical to disclose revenues from external customers for each product or each group of similar products. No customer represents ten percent or more of our revenue. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Three months ended July 1, 2012:
Sales	$62,151	$27,948	$90,099
Gross profit	7,276	8,031	15,307
Operating income	2,184	4,896	7,080

Three months ended July 3, 2011:
Sales	$63,567	$25,027	$88,594
Gross profit	10,719	7,208	17,927
Operating income	5,642	4,428	10,070

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended July 1, 2012 as compared to July 3, 2011. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 1, 2012 (“fiscal 2012”). References to fiscal 2013 refer to the fiscal year ending March 31, 2013.

Overview

We derive substantially all of our revenues from the sale of bulk and specialty chemicals to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years we have maintained our strong customer focus and have expanded our business by increasing our sales of value-added specialty chemical products, including repackaging, blending and manufacturing certain products. In recent years, we expanded the sales of our higher-margin blended and manufactured products.

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

On June 15, 2012, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provides for a cash payment by us to ICL and provides that both parties will enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pretax income recorded in cost of sales (approximately $2.0 million after tax) for our fiscal quarter ending July 1, 2012.

We use the last in, first out (“LIFO”) method for valuing substantially all of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. We recorded a $0.1 million increase in our LIFO reserve for the three months ended July 1, 2012 and $0.3 million increase for the three months ended July 3, 2011, which decreased our gross profit in those periods by those amounts.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended
	July 1	July 3
	2012	2011
Sales	100.0%	100.0%
Cost of sales	(83.0)	(79.8)

Gross profit	17.0	20.2
Selling, general and administrative expenses	(9.1)	(8.9)

Operating income	7.9	11.3
Investment income	—	0.1

Income from continuing operations before income taxes	7.9	11.4
Provision for income taxes	(3.0)	(4.3)

Income from continuing operations	4.9	7.1
Income from discontinued operations, net of tax	—	0.4

Net income	4.9%	7.5%

Sales

Sales increased $1.5 million, or 1.7%, to $90.1 million for the three months ended July 1, 2012 as compared to $88.6 million in the same period of the prior year. Sales of bulk chemicals, including caustic soda, were approximately 21% of sales during the three months ended July 1, 2012 as compared to 22% during the same period of the prior year.

Industrial Segment. Industrial segment sales decreased $1.4 million, or 2.2%, to $62.2 million for the three months ended July 1, 2012 as compared to the same period of the prior year. The decrease in sales was primarily due to reduced volumes partially offset by higher selling prices.

Water Treatment Segment. Water Treatment segment sales increased $2.9 million, or 11.7%, to $27.9 million for the three months ended July 1, 2012 as compared to the same period of the prior year. The increase in sales was primarily due to higher selling prices as well as increased volumes due to more favorable weather conditions.

Gross Profit

Gross profit was $15.3 million, or 17.0% of sales, for the three months ended July 1, 2012, as compared to $17.9 million, or 20.2% of sales, for the same period of the prior year. Gross profit was adversely impacted by the $3.2 million charge resulting from the ICL litigation settlement, which charge constituted 3.6% of sales for the quarter. The LIFO method of valuing inventory decreased gross profit by $0.1 million for the three months ended July 1, 2012 and by $0.3 million for the same period of the prior year.

Industrial Segment. Gross profit for the Industrial segment was $7.3 million, or 11.7% of sales, for the three months ended July 1, 2012, as compared to $10.7 million, or 16.9% of sales, for the same period of the prior year. Gross profit for this segment was negatively impacted by the $3.2 million charge resulting from the ICL litigation settlement, which charge constituted 5.2% of sales for this segment for the quarter. The remaining difference in gross profit dollars was $0.2 million, primarily due to the lower sales volumes. The LIFO method of valuing inventory decreased gross profit in this segment by $0.1 million for the three months ended July 1, 2012 and by $0.2 million for the same period of the prior year.

Water Treatment Segment. Gross profit for the Water Treatment segment was $8.0 million, or 28.7% of sales, for the three months ended July 1, 2012, as compared to $7.2 million, or 28.8% of sales, for the same period in the prior year. The increase in gross profit was primarily due to higher per-unit margins and increased volumes across most product lines. The LIFO method of valuing inventory decreased gross profit in this segment nominally for the three months ended July 1, 2012 and decreased gross profit by $0.1 million for the same period of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.2 million, or 9.1% of sales, for the three months ended July 1, 2012 as compared to $7.9 million, or 8.9% of sales, for the three months ended July 3, 2011. The increase was primarily due to additional sales staffing to support growth initiatives.

Operating Income

Operating income was $7.1 million for the three months ended July 1, 2012 and $10.1 million for the three months ended July 3, 2011. Operating income for the Industrial segment decreased $3.5 million primarily due to the $3.2 million charge resulting from the ICL litigation settlement recorded within that segment. Operating income for the Water Treatment segment increased $0.5 million for the three months ended July 1, 2012, as compared to the same period of the prior year due to improved per-unit product margins and more favorable weather conditions, partially offset by higher selling expense.

Investment Income

Investment income was nominal during the three months ended July 1, 2012 and $0.1 million for the three months ended July 3, 2011.

Provision for Income Taxes

Our effective income tax rate was 38.6% for the three months ended July 1, 2012, compared to 37.3% for the three months ended July 3, 2011. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended July 1, 2012 was $14.0 million compared to $7.2 million for the three months ended July 3, 2011. The increase in cash provided by operating activities was primarily due to reduced cash used to fund working capital, including the timing of inventory purchases and related vendor payments. Our accounts payable balance was higher as of July 1, 2012 than in the comparable date in prior year primarily due to accruals related to the ICL litigation settlement and the Rosemount facility construction. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the period of April through September.

Cash and investments available-for-sale of $53.9 million at July 1, 2012 increased by $8.0 million as compared with the $45.9 million available as of April 1, 2012, primarily due to cash flows generated from operations, partially offset by capital expenditures and dividends paid.

Capital Expenditures

Capital expenditures were $4.2 million for the three months ended July 1, 2012 compared to $3.6 million in the same period in the prior fiscal year. Significant capital expenditures during the three months ended July 1, 2012 consisted of approximately $2.5 million related to business expansion and process improvement projects including the new facility in Rosemount, Minnesota. Other capital spending was related to regulatory, safety and facility improvements and replacement trucks for the Water Treatment segment. We expect cash balances and our cash flows from operations will be sufficient to fund our cash requirements in fiscal 2013.

Critical Accounting Policies

Our significant accounting policies are set forth in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012. The accounting policies used in preparing our interim fiscal 2013 condensed consolidated financial statements are the same as those described in our Annual Report.

Forward-Looking Statements

The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 1, 2012, our investment portfolio included $19.8 million of certificates of deposit classified as fixed income securities and cash and cash equivalents of $34.1 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

Changes in Internal Control

There was no change in our internal control over financial reporting during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 15, 2012, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provides for a cash payment by us to ICL and provides that both parties will enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pretax income recorded in cost of sales (approximately $2.0 million after tax) for our fiscal quarter ending July 1, 2012.

As previously disclosed, ICL filed on November 3, 2009 a lawsuit in the United States District Court for the Eastern District of Missouri, asserting breach of a contract for the sale of 75% purified phosphoric acid in 2009 (the “2009 Contract”). ICL sought to recover $7.3 million in damages and pre-judgment interest, and additionally sought to recover its costs and attorneys’ fees. We asserted counterclaims alleging that ICL falsely claimed to have a shortage of raw materials that prevented it from supplying us with the contracted quantity of 75% purified phosphoric acid for 2008. We also counterclaimed that ICL used this alleged shortage and the threat of discontinued shipments of 75% purified phosphoric acid to force us to pay increased prices for the remainder of 2008, and to sign the 2009 Contract. Based on this alleged conduct, we brought four alternate causes of action including: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) negligent misrepresentation, and (4) intentional misrepresentation. We sought to recover $1.5 million in damages, and additionally sought to recover punitive damages, pre- and post-judgment interest, and our costs and attorneys’ fees. After the completion of discovery, both parties moved for summary judgment in their favor. In February 2012, the Court denied both parties’ motions for summary judgment. ICL moved for reconsideration of parts of its motion for summary judgment. In April 2012, the Court granted ICL’s motion for reconsideration in part, and denied it in part. In its April order, the Court interpreted the meaning and effect of a specific phrase in the 2009 Contract, and concluded that, if the 2009 Contract is a legally enforceable contract, we remained obligated to purchase 50% of our requirements for 75% purified phosphoric acid from ICL in 2009. Before the parties entered into the settlement agreement, trial was scheduled to begin in July 2012.

We are a party from time to time in other legal proceedings arising in the ordinary course of our business. To date, none of the litigation has had a material effect on us.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference

3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 1, 2012, filed with the SEC on August 2, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 1, 2012 and April 1, 2012, (ii) the Condensed Consolidated Statements of Income for the Three Months Ended July 1, 2012 and July 3, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended July 1, 2012 and July 3, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 1, 2012 and July 3, 2011, and (v) Notes to Condensed Consolidated Financial Statements.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Kathleen P. Pepski

Kathleen P. Pepski
Vice President, Chief Financial Officer, and Treasurer
(On behalf of the Registrant and as principal financial officer)

Dated: August 2, 2012

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by Reference

3.2	Amended and Restated By-Laws.	Incorporated by Reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 1, 2012, filed with the SEC on August 2, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 1, 2012 and April 1, 2012, (ii) the Condensed Consolidated Statements of Income for the Three Months Ended July 1, 2012 and July 3, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended July 1, 2012 and July 3, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 1, 2012 and July 3, 2011, and (v) Notes to Condensed Consolidated Financial Statements.	Filed Electronically