Form 10-Q
period 2012-09-30
HAWKINS INC
filed 2012-10-31
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 26, 2012
Common Stock, par value $.05 per share	10,540,552

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)
	September 30, 2012	April 1, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,707	$28,566
Investments available-for-sale	17,888	12,210
Trade receivables - less allowance for doubtful accounts:
$473 as of September 30, 2012 and $460 as of April 1, 2012	36,003	38,069
Inventories	31,515	27,633
Income taxes receivable	—	2,447
Prepaid expenses and other current assets	1,057	1,930

Total current assets	116,170	110,855

PROPERTY, PLANT, AND EQUIPMENT - net	82,378	73,265

GOODWILL	6,495	6,495

INTANGIBLE ASSETS	7,984	8,186

LONG-TERM INVESTMENTS	7,555	5,139

OTHER	151	141

Total Assets	$220,733	$204,081

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$25,609	$18,623
Dividends payable	3,584	3,337
Accrued payroll and employee benefits	5,026	8,481
Deferred income taxes	3,169	3,170
Container deposits	1,036	987
Income taxes payable	2,021	—
Other accruals	2,066	1,691

Total current liabilities	42,511	36,289

OTHER LONG-TERM LIABILITIES	1,211	763

DEFERRED INCOME TAXES	10,477	10,422

Total liabilities	54,199	47,474

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.05; 10,540,552 shares issued and outstanding as of September 30, 2012 and 10,430,874 shares issued and outstanding as of April 1, 2012.	524	522
Additional paid-in capital	46,995	45,169
Retained earnings	119,054	111,039
Accumulated other comprehensive loss	(39)	(123)

Total shareholders’ equity	166,534	156,607

Total liabilities and shareholders’ equity	$220,733	$204,081

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per-share data)	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Sales	$87,160	$87,870	$177,259	$176,464

Cost of sales	(67,964)	(69,120)	(142,756)	(139,787)

Gross profit	19,196	18,750	34,503	36,677

Selling, general and administrative expenses	(7,455)	(7,844)	(15,682)	(15,701)

Operating income	11,741	10,906	18,821	20,976

Investment income	34	28	64	93

Income from continuing operations before income taxes	11,775	10,934	18,885	21,069

Provision for income taxes	(4,545)	(4,217)	(7,290)	(7,998)

Income from continuing operations	7,230	6,717	11,595	13,071

Income from discontinued operations, net of tax	—	184	18	557

Net income	$7,230	$6,901	$11,613	$13,628

Weighted average number of shares outstanding-basic	10,458,922	10,322,768	10,444,898	10,314,973

Weighted average number of shares outstanding-diluted	10,519,400	10,365,372	10,513,213	10,362,847

Basic earnings per share
Earnings per share from continuing operations	$0.69	$0.65	$1.11	$1.27
Earnings per share from discontinued operations	—	0.02	—	0.05

Basic earnings per share	$0.69	$0.67	$1.11	$1.32

Diluted earnings per share
Earnings per share from continuing operations	$0.69	$0.65	$1.10	$1.27
Earnings per share from discontinued operations	—	0.02	—	0.05

Diluted earnings per share	$0.69	$0.67	$1.10	$1.32

Cash dividends declared per common share	$0.34	$0.32	$0.34	$0.32

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)	Three Months Ended		Six Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income	$7,230	$6,901	$11,613	$13,628
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	4	(11)	6	(16)
Unrealizd gain on post-retirement liability	78	—	78	—

Total other comprehensive income (loss)	82	(11)	84	(16)

Total comprehensive income	$7,312	$6,890	$11,697	$13,612

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In thousands)	September 30, 2012	October 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,613	$13,628
Reconciliation to cash flows:
Depreciation and amortization	4,761	4,099
Stock compensation expense	840	584
Loss from property disposals	129	16
Changes in operating accounts providing (using) cash:
Trade receivables	2,066	(809)
Inventories	(3,882)	(5,248)
Accounts payable	5,052	(2,089)
Accrued liabilities	(2,453)	(2,057)
Income taxes	4,469	3,609
Other	864	525

Net cash provided by operating activities	23,459	12,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(11,883)	(6,209)
Purchases of investments	(12,940)	(6,815)
Sale and maturities of investments	4,855	9,880
Acquisitions	(100)	(1,709)
Proceeds from property disposals	113	98

Net cash used in investing activities	(19,955)	(4,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,352)	(3,095)
New shares issued	500	222
Stock options exercised	330	144
Excess tax benefit from share-based compensation	159	—

Net cash used in financing activities	(2,363)	(2,729)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,141	4,774

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,566	18,940

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,707	$23,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,659	$4,728

Noncash investing activities-
Capital expenditures in accounts payable	$2,167	$318

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

The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year.

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended		Six months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Weighted-average common shares outstanding – basic	10,458,922	10,322,768	10,444,898	10,314,973
Dilutive impact of stock options, performance units, and restricted stock	60,478	42,604	68,315	47,874

Weighted-average common shares outstanding – diluted	10,519,400	10,365,372	10,513,213	10,362,847

For the periods ended September 30, 2012 and October 2, 2011, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Discontinued Operations

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The agreement provided for annual payments based on a percentage of gross profit on future sales. We have no remaining obligations to fulfill under the agreement. All required payments under the agreement have been received with the final payment of $1.3 million received in the first quarter of fiscal 2013, generating a nominal gain in that quarter. We recorded a gain of approximately $0.3 million before taxes for the three months ended October 2, 2011 and approximately $0.9 million before taxes for the six months ended October 2, 2011. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

Note 4 – Cash and Cash Equivalents and Investments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description (In thousands)	September 30, 2012	Level 1	Level 2	Level 3
Assets:
Cash	$29,707	$29,707	$—	$—
Certificates of deposit	25,442	—	25,442	—
Money market securities	—	—	—	—

Description (In thousands)	April 1, 2012	Level 1	Level 2	Level 3
Assets:
Cash	$28,006	$28,006	$—	$—
Certificates of deposit	17,349	—	17,349	—
Money market securities	560	560	—	—

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the Condensed Consolidated Balance Sheets. As of September 30, 2012, the CD’s in current assets had a fair value of $17.9 million, and in noncurrent assets, the CD’s had a fair value of $7.5 million.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of September 30, 2012.

Note 5 – Inventories

Inventories at September 30, 2012 and April 1, 2012 consisted of the following:

(In thousands)	September 30, 2012	April 1, 2012
Finished goods (FIFO basis)	$39,128	$35,072
LIFO reserve	(7,613)	(7,439)

Net inventory	$31,515	$27,633

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $33.1 million at September 30, 2012 and $30.6 million at April 1, 2012. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.1 million during the three months ended September 30, 2012 and during the three months ended October 2, 2011. During the six months ended September 30, 2012, the LIFO reserve increased $0.2 million and for the six months ended October 2, 2011 the LIFO reserve increased $0.4 million as a result of the changes in projected inventory costs, mix and volumes. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets

The carrying amount of goodwill as of September 30, 2012 and at April 1, 2012 was $6.5 million.

Intangible assets consist primarily of customer lists, trademarks, trade secrets and non-compete agreements classified as finite life and trade names classified as indefinite life, related to business acquisitions. A summary of our intangible assets as of September 30, 2012 and April 1, 2012 were as follows:

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets
Customer relationships	$5,508	$(843)	$4,665
Trademark	1,240	(212)	1,028
Trade secrets	962	(577)	385
Carrier relationships	800	(137)	663
Other finite-life intangible assets	339	(323)	16

Total finite-life intangible assets	8,849	(2,092)	6,757
Indefinite-life intangible assets	1,227	—	1,227

Total intangible assets	$10,076	$(2,092)	$7,984

	April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets
Customer relationships	$5,508	$(706)	$4,802
Trademark	1,240	(150)	1,090
Trade secrets	862	(521)	341
Carrier relationships	800	(96)	704
Other finite-life intangible assets	339	(317)	22

Total finite-life intangible assets	8,749	(1,790)	6,959
Indefinite-life intangible assets	1,227	—	1,227

Total intangible assets	$9,976	$(1,790)	$8,186

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

Note 8 – Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

(In thousands)	September 30, 2012	April 1, 2012
Unrealized gain (loss) on:
Available-for-sale investments	$5	$(1)
Post-retirement plan liability	(44)	(122)

Accumulated other comprehensive loss	$(39)	$(123)

Note 9 – Share-Based Compensation

Stock Option Awards. The following table represents the stock option activity for the six months ended September 30, 2012:

	Outstanding		Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	46,665	$19.01	9,333	$15.43
Granted	—	—	—	—
Vested	—	—	37,332	19.90
Exercised	(18,666)	17.67	(18,666)	17.67
Forfeited or expired	—	—	—	—

Outstanding at end of period	27,999	$19.90	27,999	$19.90

Compensation expense for the three and six months ended September 30, 2012 and October 2, 2011 related to stock options was not material.

Performance-Based Restricted Stock Units. Our Board of Directors (“the Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2013 and 2012. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 53,193 shares in the aggregate for fiscal 2013. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the six months ended September 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	33,321	$35.39
Granted	29,923	33.01
Vested	—	—
Forfeited or expired	—	—

Outstanding at end of period	63,244	$34.26

We recorded compensation expense of $0.3 million and $0.6 million related to performance share units and restricted stock for the three and six months ended September 30, 2012, respectively. We recorded compensation expense of $0.2 million and $0.4 million related to performance share units and restricted stock for the three and six months ended October 2, 2011, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for the six months ended September 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	6,120	$34.31
Granted	5,724	36.65
Vested	(6,120)	34.31
Forfeited or expired	—	—

Outstanding at end of period	5,724	$36.65

Compensation expense for the three months ended September 30, 2012 and October 2, 2011 related to restricted stock awards to the Board was $0.1 million. Compensation expense for the six months ended September 30, 2012 and October 2, 2011 related to restricted stock awards to the Board was $0.1 million.

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

Based upon the most recent information available from the trustees managing CSS, our share of the unfunded vested benefit liability for the plan was estimated to be approximately $10.0 million if the withdrawal had occurred in calendar year 2012, an increase from an estimate of approximately $7.9 million if the withdrawal had occurred in calendar year 2011. These estimates were calculated by the trustees managing CSS. Although we believe the most recent plan data available from CSS was used in computing the 2012 estimate, the actual withdrawal liability amount is subject to change based on, among other things, the plan’s investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and continued participation by the company and other employers in the plan, each of which could impact the ultimate withdrawal liability. If withdrawal liability were to be triggered, we would have the option to make payments over a period of 20 years instead of paying the withdrawal liability in a lump sum.

Note 11 – Litigation, Commitments and Contingencies

Litigation — We are a party from time to time in litigation arising in the ordinary course of our business. Legal fees associated with such matters are expensed as incurred.

On June 15, 2012, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provides for a cash payment by us to ICL and provides that both parties will enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pretax income recorded in cost of sales (approximately $2.0 million after tax) for the fiscal quarter ended July 1, 2012.

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

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Three months ended September 30, 2012:
Sales	$57,214	$29,946	$87,160
Gross profit	10,089	9,107	19,196
Operating income	5,651	6,090	11,741

Three months ended October 2, 2011:
Sales	$61,338	$26,532	$87,870
Gross profit	10,854	7,896	18,750
Operating income	5,786	5,120	10,906

Six months ended September 30, 2012:
Sales	$119,365	$57,894	$177,259
Gross profit	17,365	17,138	34,503
Operating income	7,835	10,986	18,821

Six months ended October 2, 2011:
Sales	$124,905	$51,559	$176,464
Gross profit	21,573	15,104	36,677
Operating income	11,428	9,548	20,976

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2012 as compared to October 2, 2011. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 1, 2012 (“fiscal 2012”). References to fiscal 2013 refer to the fiscal year ending March 31, 2013.

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

We have continued to invest in growing our business. During fiscal 2012, we purchased a 28-acre parcel of land in Rosemount, Minnesota and began construction of a new facility on the site, which is expected to be operational by the end of fiscal 2013. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. While we expect to transfer some blending and manufacturing activity to the Rosemount site, we do not intend to close any sites we currently operate.

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

On June 15, 2012, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provides for a cash payment by us to ICL and provides that both parties will enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pretax income recorded in cost of sales (approximately $2.0 million after tax) for the fiscal quarter ended July 1, 2012.

We use the last in, first out (“LIFO”) method for valuing substantially all of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. We recorded a $0.1 million increase in our LIFO reserve for the three months ended September 30, 2012 and $0.2 million increase for the six months ended September 30, 2012, which decreased our gross profit in those periods by those amounts. We recorded a $0.1 million increase in our LIFO reserve for the three months ended October 2, 2011, and $0.4 million increase for the six months ended October 2, 2011, which decreased our gross profit in those periods by those amounts.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Six months ended
	September 30, 2012	October 2 2011	September 30, 2012	October 2 2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(78.0)	(78.7)	(80.5)	(79.2)

Gross profit	22.0	21.3	19.5	20.8
Selling, general and administrative expenses	(8.6)	(8.9)	(8.8)	(8.9)

Operating income	13.4	12.4	10.7	11.9
Investment income	—	—	—	—

Income from continuing operations before income taxes	13.4	12.4	10.7	11.9
Provision for income taxes	(5.2)	(4.8)	(4.1)	(4.5)

Income from continuing operations	8.2	7.6	6.6	7.4
Income from discontinued operations, net of tax	—	0.2	—	0.3

Net income	8.2%	7.8%	6.6%	7.7%

Three Months Ended September 30, 2012 Compared to the Three Months Ended October 2, 2011

Sales

Sales decreased $0.7 million, or 0.8%, to $87.2 million for the three months ended September 30, 2012 as compared to $87.9 million in the same period of the prior year. Sales of bulk chemicals, including caustic soda, were approximately 24% of sales during the three months ended September 30, 2012 as compared to 21% during the same period of the prior year.

Industrial Segment. Industrial segment sales decreased $4.1 million, or 6.7%, to $57.2 million for the three months ended September 30, 2012 as compared to the same period of the prior year. The decrease in sales was primarily due to a shift in product mix to more bulk products, which carry lower per-unit selling prices.

Water Treatment Segment. Water Treatment segment sales increased $3.4 million, or 12.9%, to $29.9 million for the three months ended September 30, 2012 as compared to the same period of the prior year. The increase in sales was primarily due to favorable weather conditions, volume growth in our new and many of our existing branches, as well as higher selling prices.

Gross Profit

Gross profit was $19.2 million, or 22.0% of sales, for the three months ended September 30, 2012, as compared to $18.8 million, or 21.3% of sales, for the same period of the prior year. The LIFO method of valuing inventory decreased gross profit by $0.1 million for each of the three months ended September 30, 2012 and October 2, 2011.

Industrial Segment. Gross profit for the Industrial segment was $10.1 million, or 17.6% of sales, for the three months ended September 30, 2012, as compared to $10.9 million, or 17.7% of sales, for the same period of the prior year. The LIFO method of valuing inventory decreased gross profit in this segment by $0.1 million for each of the three months ended September 30, 2012 and October 2, 2011. The $0.8 million decline in gross profit was primarily due to continued pricing pressures which led to lower per-unit profits.

Water Treatment Segment. Gross profit for the Water Treatment segment was $9.1 million, or 30.4% of sales, for the three months ended September 30, 2012, as compared to $7.9 million, or 29.8% of sales, for the same period in the prior year. The increase in gross profit was primarily due to increased volumes and higher per-unit margins across most product lines. The LIFO method of valuing inventory decreased gross profit in this segment nominally for the three months ended September 30, 2012 and October 2, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.5 million, or 8.6% of sales, for the three months ended September 30, 2012 as compared to $7.8 million, or 8.9% of sales, for the three months ended October 2, 2011, with slightly higher selling costs due to additional sales staffing offset by lower administration expenses in the period.

Operating Income

Operating income was $11.7 million for the three months ended September 30, 2012 and $10.9 million for the three months ended October 2, 2011. Operating income for the Industrial segment decreased $0.1 million, while the operating income for the Water Treatment segment increased $0.9 million.

Investment Income

Investment income was not material during the three months ended September 30, 2012 and October 2, 2011.

Provision for Income Taxes

Our effective income tax rate was 38.6% for the three months ended September 30, 2012 and October 2, 2011, respectively. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.

Six Months Ended September 30, 2012 Compared to the Six Months Ended October 2, 2011

Sales

Sales increased $0.8 million, or 0.5%, to $177.3 million for the six months ended September 30, 2012 as compared to $176.5 million in the same period of the prior year. Sales of bulk chemicals, including caustic soda, were approximately 22% of sales during the six months ended September 30, 2012 as compared to 21% during the same period of the prior year.

Industrial Segment. Industrial segment sales decreased $5.5 million, or 4.4%, to $119.4 million for the six months ended September 30, 2012 as compared to the same period of the prior year. The decrease in sales was primarily due to reduced volumes and a shift in product mix to more bulk products, which carry lower per-unit selling prices.

Water Treatment Segment. Water Treatment segment sales increased $6.3 million, or 12.3%, to $57.9 million for the six months ended September 30, 2012 as compared to the same period of the prior year. The increase in sales was primarily due to favorable weather conditions, volume growth in our new and many of our existing branches, as well as higher selling prices.

Gross Profit

Gross profit was $34.5 million, or 19.5% of sales, for the six months ended September 30, 2012, as compared to $36.7 million, or 20.8% of sales, for the same period of the prior year. Gross profit was adversely impacted by the $3.2 million charge resulting from the ICL litigation settlement in the first quarter of the current fiscal year, which charge constituted 1.8% of sales for the six month period. The LIFO method of valuing inventory decreased gross profit by $0.2 million for the six months ended September 30, 2012 and by $0.4 million for the same period of the prior year.

Industrial Segment. Gross profit for the Industrial segment was $17.4 million, or 14.5% of sales, for the six months ended September 30, 2012, as compared to $21.6 million, or 17.3% of sales, for the same period of the prior year. Gross profit for this segment was negatively impacted by the $3.2 million charge resulting from the ICL litigation settlement, which charge constituted 2.7% of sales for this segment for the six month period. The LIFO method of valuing inventory decreased gross profit in this segment by $0.1 million for the six months ended September 30, 2012 and by $0.3 million for the same period of the prior year. The remainder of the decline was primarily due to reduced volumes and pricing pressures which led to lower per-unit profits.

Water Treatment Segment. Gross profit for the Water Treatment segment was $17.1 million, or 29.6% of sales, for the six months ended September 30, 2012, as compared to $15.1 million, or 29.3% of sales, for the same period in the prior year. The increase in gross profit was primarily due to increased volumes and higher per-unit margins across most product lines. The LIFO method of valuing inventory decreased gross profit in this segment nominally for the six months ended September 30, 2012 and decreased gross profit by $0.1 million for the same period of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.7 million, or 8.8% of sales, for the six months ended September 30, 2012 as compared to $15.7 million, or 8.9% of sales, for the six months ended October 2, 2011 with higher selling costs due to additional sales staffing offset by lower administration expenses in the period.

Operating Income

Operating income was $18.8 million for the six months ended September 30, 2012 and $21.0 million for the six months ended October 2, 2011. Operating income for the Industrial segment decreased $3.6 million, primarily due to the $3.2 million charge resulting from the ICL litigation settlement recorded within that segment. Operating income for the Water Treatment segment increased $1.4 million for the six months ended September 30, 2012, as compared to the same period of the prior year due to increased volumes and higher per-unit margins.

Investment Income

Investment income was $0.1 for the six month periods ended September 30, 2012 and October 2, 2011.

Provision for Income Taxes

Our effective income tax rate was 38.6% for the six months ended September 30, 2012, compared to 38.0% for the six months ended October 2, 2011. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended September 30, 2012 was $23.5 million compared to $12.3 million for the six months ended October 2, 2011. The increase in cash provided by operating activities was primarily due to reduced cash used to fund working capital, including the timing of inventory purchases and other trade payables. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the period of April through September.

Cash and investments available-for-sale of $55.2 million at September 30, 2012 increased by $9.3 million as compared with the $45.9 million available as of April 1, 2012, primarily due to cash flows generated from operations, partially offset by capital expenditures and dividends paid.

Capital Expenditures

Capital expenditures were $11.9 million for the six months ended September 30, 2012 compared to $6.2 million in the same period in the prior fiscal year. Significant capital expenditures during the six months ended September 30, 2012 consisted of approximately $8.5 million related to business expansion and process improvement projects including the new facility in Rosemount, Minnesota. Other capital spending was related to regulatory, safety, and facility improvements and replacement trucks for the Water Treatment segment. We expect cash balances and our cash flows from operations will be sufficient to fund our cash requirements in fiscal 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2012, our investment portfolio included $25.4 million of certificates of deposit classified as fixed income securities and cash and cash equivalents of $29.7 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

Changes in Internal Control

There was no change in our internal control over financial reporting during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our quarterly report on Form 10-Q for the quarterly period ended July 1, 2012, on June 15, 2012, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provides for a cash payment by us to ICL and provides that both parties will enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pretax income recorded in cost of sales (approximately $2.0 million after tax) for our fiscal quarter ended July 1, 2012.

We are a party from time to time in other legal proceedings arising in the ordinary course of our business. To date, none of the litigation has had a material effect on us.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or repurchase any shares of our common stock during the second quarter of fiscal 2013.

In March 2011, an aggregate of 4,934 shares of our common stock were forfeited at an average price of $40.13 to satisfy tax withholding obligations that arose on the vesting of restricted stock.

In March 2012, an aggregate of 3,980 shares of our common stock were forfeited at an average price of $37.72 to satisfy tax withholding obligations that arose on the vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference

3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 30, 2012, filed with the SEC on October 31, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and April 1, 2012, (ii) the Condensed Consolidated Statements of Income for the Three and Six Months Ended September 30, 2012 and October 2, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2012 and October 2, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and October 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

	By:	/s/ Kathleen P. Pepski
Kathleen P. Pepski
Vice President, Chief Financial Officer, and Treasurer
(On behalf of the Registrant and as principal financial officer)

Dated: October 31, 2012

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by Reference

3.2	Amended and Restated By-Laws.	Incorporated by Reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 30, 2012, filed with the SEC on October 31, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and April 1, 2012, (ii) the Condensed Consolidated Statements of Income for the Three and Six Months Ended September 30, 2012 and October 2, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2012 and October 2, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and October 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements.	Filed Electronically