Form 10-Q
period 2012-12-30
HAWKINS INC
filed 2013-01-31
CIK 46250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT January 25, 2013
Common Stock, par value $.05 per share	10,564,395

HAWKINS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWKINS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	December 30,	April 1,
	2012	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,583	$28,566
Investments available-for-sale	18,799	12,210
Trade receivables—less allowance for doubtful accounts: $544 as of December 30, 2012 and $460 as of April 1, 2012	35,266	38,069
Inventories	28,915	27,633
Income taxes receivable	1,378	2,447
Prepaid expenses and other current assets	2,888	1,930

Total current assets	111,829	110,855

PROPERTY, PLANT, AND EQUIPMENT	146,280	127,298
Less accumulated depreciation	(59,733)	(54,033)

Property, plant and equipment, net	86,547	73,265

GOODWILL	6,495	6,495

INTANGIBLE ASSETS	7,831	8,186

LONG-TERM INVESTMENTS	6,826	5,139

OTHER	345	141

Total Assets	$219,873	$204,081

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$20,604	$18,623
Dividends payable	—	3,337
Accrued payroll and employee benefits	4,849	8,481
Deferred income taxes	3,261	3,170
Other current liabilities	3,928	2,678

Total current liabilities	32,642	36,289

PENSION WITHDRAWAL LIABILITY	7,210	—

OTHER LONG-TERM LIABILITIES	1,028	763

DEFERRED INCOME TAXES	10,467	10,422

Total liabilities	51,347	47,474
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.05; 10,480,917 shares issued and outstanding as of December 30, 2012 and 10,430,874 shares issued and outstanding as of April 1, 2012.	524	522
Additional paid-in capital	47,639	45,169
Retained earnings	120,401	111,039
Accumulated other comprehensive loss	(38)	(123)

Total shareholders’ equity	168,526	156,607

Total liabilities and shareholders’ equity	$219,873	$204,081

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Sales	$85,527	$84,160	$262,786	$260,624
Cost of sales	(70,191)	(68,481)	(212,947)	(208,268)

Pension withdrawal	(7,210)	—	(7,210)	—

Gross profit	8,126	15,679	42,629	52,356

Selling, general and administrative expenses	(7,617)	(7,163)	(23,299)	(22,864)

Operating income	509	8,516	19,330	29,492

Investment income	35	26	99	119

Income from continuing operations before income taxes	544	8,542	19,429	29,611

Income tax provision benefit (expense)	804	(3,257)	(6,486)	(11,255)

Income from continuing operations	1,348	5,285	12,943	18,356

Income from discontinued operations, net of tax	—	267	18	824

Net income	$1,348	$5,552	$12,961	$19,180

Weighted average number of shares outstanding - basic	10,474,214	10,332,480	10,454,669	10,320,810

Weighted average number of shares outstanding - diluted	10,535,549	10,410,533	10,528,150	10,403,711

Basic earnings per share
Earnings per share from continuing operations	$0.13	$0.51	$1.24	$1.78
Earnings per share from discontinued operations	—	0.03	—	0.08

Basic earnings per share	$0.13	$0.54	$1.24	$1.86

Diluted earnings per share
Earnings per share from continuing operations	$0.13	$0.51	$1.23	$1.76
Earnings per share from discontinued operations	—	0.02	—	0.08

Diluted earnings per share	$0.13	$0.53	$1.23	$1.84

Cash dividends declared per common share	$—	$—	$0.34	$0.32

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	December 30, 2012	January 1 2012	December 30, 2012	January 1 2012
Net income	$1,348	$5,552	$12,961	$19,180
Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on available-for-sale investments	1	5	7	(11)

Unrealized gain (loss) on post-retirement liability	—	(115)	78	(115)

Total other comprehensive income (loss)	1	(110)	85	(126)

Total comprehensive income	$1,349	$5,442	$13,046	$19,054

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended
	December 30, 2012	January 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,961	$19,180
Reconciliation to cash flows:
Depreciation and amortization	7,224	6,238
Deferred income taxes	80	—
Stock compensation expense	1,235	945
Pension withdrawal liability	7,210	—
Loss (gain) from property disposals	140	(17)
Changes in operating accounts providing (using) cash:
Trade receivables	2,803	354
Inventories	(1,281)	(3,414)
Accounts payable	1,711	(5,616)
Accrued liabilities	(1,987)	(1,203)
Income taxes	1,070	3,526
Other	(1,162)	462

Net cash provided by operating activities	30,004	20,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(20,083)	(13,827)
Purchases of investments	(16,795)	(10,735)
Sale and maturities of investments	8,530	11,840
Acquisitions	(100)	(1,709)
Proceeds from property disposals	160	224

Net cash used in investing activities	(28,288)	(14,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,936)	(6,417)
New shares issued	500	243
Proceeds from the exercise of stock options	515	190
Excess tax benefit from share-based compensation	222	76

Net cash used in financing activities	(5,699)	(5,908)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,983)	340

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,566	18,940

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,583	$19,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$5,126	$8,158

Noncash investing activities - Capital expenditures in accounts payable	$516	$1,103

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies we follow are set forth in “Item 8. Financial Statements and Supplementary Data, Note 1 – Nature of Business and Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012 (“fiscal 2012”) filed with the SEC on June 1, 2012. There has been no significant change in our accounting policies since the end of fiscal 2012.

The results of operations for the period ended December 30, 2012 are not necessarily indicative of the results that may be expected for the full year.

References to fiscal 2013 refer to the fiscal year ending March 31, 2013 and references to fiscal 2014 refer to the fiscal year ending March 30, 2014.

Note 2 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three months ended		Nine months ended
	December 30,	January 1	December 30,	January 1
	2012	2012	2012	2012
Weighted-average common shares outstanding—basic	10,474,214	10,332,480	10,454,669	10,320,810
Dilutive impact of stock options, performance units, and restricted stock	61,335	78,053	73,481	82,901

Weighted-average common shares outstanding—diluted	10,535,549	10,410,533	10,528,150	10,403,711

For the periods ended December 30, 2012 and January 1, 2012, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Discontinued Operations

In February 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. The agreement provided for annual payments based on a percentage of gross profit on future sales. We have no remaining obligations to fulfill under the agreement. All required payments under the agreement have been received with the final payment of $1.3 million received in the first quarter of fiscal 2013, generating a nominal gain in that quarter. We recorded a gain of approximately $0.4 million before taxes for the three months ended January 1, 2012 and approximately $1.3 million before taxes for the nine months ended January 1, 2012. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

Note 4 – Cash and Cash Equivalents and Investments

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description	December 30,
(In thousands)	2012	Level 1	Level 2	Level 3
Assets:
Cash	$24,583	$24,583	$—	$—
Certificates of deposit	25,625	—	25,625	—
Money market securities	—	—	—	—

Description	April 1,
(In thousands)	2012	Level 1	Level 2	Level 3
Assets:
Cash	$28,006	$28,006	$—	$—
Certificates of deposit	17,349	—	17,349	—
Money market securities	560	560	—	—

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”), with original maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of December 30, 2012, the CD’s in current assets had a fair value of $18.8 million, and in noncurrent assets, the CD’s had a fair value of $6.8 million.

The carrying value of cash and cash equivalents accounts approximates fair value, as original maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of December 30, 2012.

Note 5 – Inventories

Inventories at December 30, 2012 and April 1, 2012 consisted of the following:

	December 30,	April 1,
(In thousands)	2012	2012
Inventory (FIFO basis)	$36,588	$35,072
LIFO reserve	(7,673)	(7,439)

Net inventory	$28,915	$27,633

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $30.9 million at December 30, 2012 and $30.6 million at April 1, 2012. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.1 million during the three months ended December 30, 2012 compared to a decrease of $0.6 million during the three months ended January 1, 2012. During the nine months ended December 30, 2012, the LIFO reserve increased $0.2 million and for the nine months ended January 1, 2012 the LIFO reserve decreased $0.2 million as a result of the changes in projected inventory costs, mix and volumes. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets

The carrying amount of goodwill as of December 30, 2012 and at April 1, 2012 was $6.5 million.

Intangible assets consist primarily of customer lists, trademarks, trade secrets and non-compete agreements classified as finite life and trade names classified as indefinite life, related to business acquisitions. A summary of our intangible assets as of December 30, 2012 and April 1, 2012 were as follows:

	December 30, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$5,508	$(912)	$4,596
Trademark	1,240	(243)	997
Trade secrets	962	(609)	353
Carrier relationships	800	(157)	643
Other finite-life intangible assets	339	(324)	15

Total finite-life intangible assets	8,849	(2,245)	6,604
Indefinite-life intangible assets	1,227	—	1,227

Total intangible assets	$10,076	$(2,245)	$7,831

	April 1, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$5,508	$(706)	$4,802
Trademark	1,240	(150)	1,090
Trade secrets	862	(521)	341
Carrier relationships	800	(96)	704
Other finite-life intangible assets	339	(317)	22

Total finite-life intangible assets	8,749	(1,790)	6,959
Indefinite-life intangible assets	1,227	—	1,227

Total intangible assets	$9,976	$(1,790)	$8,186

Note 7 – Income Taxes

In the preparation of our condensed consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the condensed consolidated balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income. In the third quarter of fiscal 2013, we amended previously filed U.S. federal tax returns due to an increase in the benefits related to the domestic manufacturing deduction and investment tax credits, which positively impacted our effective tax rate.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

We file income tax returns in the U.S. federal jurisdiction and numerous state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal and state and local income tax examinations by tax authorities for the fiscal year ended March 30, 2008 and earlier periods, and we are not currently under audit by any jurisdiction.

Note 8 – Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	December 30,	April 1,
(In thousands)	2012	2012
Unrealized gain (loss) on:
Available-for-sale investments	$6	$(1)
Post-retirement plan liability	(44)	(122)

Accumulated other comprehensive loss	$(38)	$(123)

Note 9 – Share-Based Compensation

Stock Option Awards. The following table represents the stock option activity for the nine months ended December 30, 2012:

	Outstanding		Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	46,665	$19.01	9,333	$15.43
Granted	—	—	—	—
Vested	—	—	37,332	19.90
Exercised	(27,999)	18.41	(27,999)	18.41
Forfeited or expired	—	—	—	—

Outstanding at end of period	18,666	$19.90	18,666	$19.90

Compensation expense for the three and nine months ended December 30, 2012 and January 1, 2012 related to stock options was not material.

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

The following table represents the restricted stock activity for the nine months ended December 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	33,321	$35.39
Granted	29,923	33.01
Vested	—	—
Forfeited or expired	—	—

Outstanding at end of period	63,244	$34.26

We recorded compensation expense of $0.3 million and $0.8 million related to performance share units and restricted stock for the three and nine months ended December 30, 2012, respectively. We recorded compensation expense of $0.2 million and $0.6 million related to performance share units and restricted stock for the three and nine months ended January 1, 2012, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for the nine months ended December 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	6,120	$34.31
Granted	5,724	36.65
Vested	(6,120)	34.31
Forfeited or expired	—	—

Outstanding at end of period	5,724	$36.65

Compensation expense for the three months ended December 30, 2012 and January 1, 2012 related to restricted stock awards to the Board was $0.1 million. Compensation expense for the nine months ended December 30, 2012 and January 1, 2012 related to restricted stock awards to the Board was $0.2 million.

Note 10 – Employee Pension Plans

Multiemployer pension plan. We participate in the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan. Our participation in the plan is pursuant to two collective bargaining agreements that each expire on February 28, 2013. Our contributions to the plan are determined in accordance with the provisions of the collective bargaining agreements and have been based on a fixed payment per employee for each week worked. In accordance with the accounting rules, we have recorded the required cash contributions to the CSS as an expense in the period incurred.

The risks of participating in a multiemployer pension plan are different from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to a multiemployer fund by each employer are comingled with the assets contributed by other employers and are used to finance the benefits to employees of all participating employers; (2) to the extent that the assets of the fund are insufficient to meet the fund’s obligations to all of the employees whose accrued benefits are vested, the plan accrues an “unfunded vested liability”; (3) if a participating employer withdraws from the fund (for example, stops contributing to the plan), the fund is required by law to charge a proportional share of the unfunded vested liability to the withdrawing employer. This is referred to as a withdrawal liability. As a result of the extent to which CSS is underfunded, CSS is considered to be in “critical status” as defined by the Pension Protection Act of 2006. Based upon the most recent information available from the trustees of CSS, our withdrawal liability (that is, our share of plan’s unfunded vested benefit liability) was estimated to be approximately $10.0 million if the withdrawal had occurred in calendar year 2012, an increase from an estimate of approximately $7.9 million if the withdrawal had occurred in calendar year 2011. The plan has not yet estimated our withdrawal liability if we withdraw in 2013 or thereafter.

Management commenced negotiations in the third quarter of fiscal 2013 to modify the collective bargaining agreements when they expire. Subject to our good-faith bargaining obligations and based on our negotiations undertaken to date, we believe it is probable that we will withdraw from CSS for both bargaining units, thus completely discontinuing our participation in CSS. As a replacement for CSS, we have offered to provide defined-contribution retirement benefits to our union employees that are similar to those benefits currently offered to our non-union employees.

Under the accounting rules for multiemployer pension plans, a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. As a result of the actions noted above, in the third quarter of fiscal 2013 we recorded a pre-tax charge of $7.2 million (approximately $4.5 million after tax or $0.43 per share, fully diluted). This charge represents the discounted value of our estimated withdrawal payment obligation and has been recorded as a charge in our Industrial segment.

Payment of our share of the unfunded vested benefit liability may be made over 20 years and is subject to a cap. At the end of the 20-year period we would have no further liability, even if our share of the unfunded vested benefit liability had not yet been paid in full. The annual payment amount is determined based on (1) the average number of work hours reported to the pension plan trust during the three consecutive years with the highest number of contribution work weeks in the 10-year period prior to the withdrawal, multiplied by (2) the highest hourly contribution rate during the 10-year period. We estimate the aggregate cash payments to be made to total approximately $9.3 million, or $467,000 per year beginning some time in fiscal 2014. We have accrued the discounted value of that payment obligation in the “Pension withdrawal” line item on the condensed consolidated statements of income for the three and nine months ended December 30, 2012.

The ultimate amount of the discounted withdrawal liability assessed by CSS could be impacted by a number of factors, including, among other things, when we actually withdraw, a mass withdrawal (generally a withdrawal of substantially all contributing employers), the number of work weeks reported to CSS by us, the hourly contribution rate paid by us, the continued participation of other employers in CSS, financial difficulty of other participating employers in the plan (including bankruptcy), investment returns, benefit levels, and interest rates. Any assessment in excess of our accrual could impact our results of operations and financial condition.

Note 11 – Litigation, Commitments and Contingencies

Litigation — We are a party from time to time in litigation arising in the ordinary course of our business. Legal fees associated with such matters are expensed as incurred.

In the first quarter of fiscal 2013, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provides for a cash payment by us to ICL and provides that both parties will enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pretax income recorded in cost of sales (approximately $2.0 million or $0.19 per share, fully diluted, after tax) for the fiscal quarter ended July 1, 2012 which was recorded in our Industrial segment.

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

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Three months ended December 30, 2012:
Sales	$63,109	$22,418	$85,527
Gross profit	2,627	5,499	8,126
Operating income	(2,104)	2,613	509

Three months ended January 1, 2012:
Sales	$63,741	$20,419	$84,160
Gross profit	10,213	5,466	15,679
Operating income	5,716	2,800	8,516

Nine months ended December 30, 2012:
Sales	$182,474	$80,312	$262,786
Gross profit	19,992	22,637	42,629
Operating income	5,731	13,599	19,330

Nine months ended January 1, 2012:
Sales	$188,646	$71,978	$260,624
Gross profit	31,786	20,570	52,356
Operating income	17,143	12,349	29,492

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 30, 2012 as compared to January 1, 2012. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 1, 2012 (“fiscal 2012”). References to fiscal 2013 refer to the fiscal year ending March 31, 2013 and references to fiscal 2014 refer to the fiscal year ending March 30, 2014.

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

We have continued to invest in growing our business. During fiscal 2012, we purchased a 28-acre parcel of land in Rosemount, Minnesota and began construction of a new facility on the site, which is expected to be operational by the end of fiscal 2013. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. While we expect to transfer some blending and manufacturing activity to the Rosemount site, we do not intend to close any sites we currently operate. We expect to incur incremental cash and non-cash expenses beginning in fiscal 2013 and fiscal 2014 as we ramp up staffing and production at the new facility.

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

In the third quarter of fiscal 2013, we recorded a pre-tax charge of $7.2 million in our Industrial segment (approximately $4.5 million after tax or $0.43 per share, fully diluted). This charge represents the discounted value of our estimated withdrawal payment obligation from the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan. Our participation in the plan is pursuant to two collective bargaining agreements that each expire on February 28, 2013. Management commenced negotiations in the third quarter of fiscal 2013 to modify the collective bargaining agreements when they expire. Subject to our good-faith bargaining obligations and based on our negotiations undertaken to date, we believe it is probable that we will withdraw from CSS for both bargaining units, thus completely discontinuing our participation in CSS. As a replacement for CSS, we have offered to provide defined-contribution retirement benefits to our union employees that are similar to those benefits currently offered to our non-union employees.

We estimate the aggregate cash payments to be made to total approximately $9.3 million, or $467,000 per year beginning some time in fiscal 2014. We have accrued the discounted value of that payment obligation in the “Pension withdrawal” line item on the condensed consolidated statements of income for the three and nine months ended December 30, 2012.

The ultimate amount of the withdrawal liability assessed by CSS could be impacted by a number of factors, including, among other things, when we actually withdraw, a mass withdrawal (generally a withdrawal of substantially all contributing employers), the number of work weeks reported to CSS by us, the hourly contribution rate paid by us, the continued participation of other employers in CSS, financial difficulty of other participating employers in the plan (including bankruptcy), investment returns, benefit levels, and interest rates. Any assessment in excess of our accrual could impact our future results of operations and financial condition.

During the first quarter of fiscal 2013 we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provides for a cash payment by us to ICL and provides that both parties will enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pretax income recorded in cost of sales (approximately $2.0 million after tax or $0.19 per share, fully diluted) for the fiscal quarter ended July 1, 2012.

We use the last in, first out (“LIFO”) method for valuing substantially all of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current commodity chemical raw material prices. We recorded a $0.1 million increase in our LIFO reserve for the three months ended December 30, 2012 and $0.2 million increase for the nine months ended December 30, 2012, which decreased our gross profit in those periods by those amounts. We recorded a $0.6 million decrease in our LIFO reserve for the three months ended January 1, 2012, and $0.2 million decrease for the nine months ended January 1, 2012, which increased our gross profit in those periods by those amounts.

Results of Operations

The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Nine months ended
	December 30,	January 1,	December 30,	January 1,
	2012	2012	2012	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(82.1)	(81.4)	(81.0)	(79.9)
Pension withdrawal	(8.4)	—	(2.7)	—

Gross profit	9.5	18.6	16.3	20.1
Selling, general and administrative expenses	(8.9)	(8.5)	(8.9)	(8.8)

Operating income	0.6	10.1	7.4	11.3
Investment income	—	—	—	—

Income from continuing operations before income taxes	0.6	10.1	7.4	11.3
Income tax provision benefit (expense)	1.0	(3.8)	(2.5)	(4.2)

Income from continuing operations	1.6	6.3	4.9	7.1
Income from discontinued operations, net of tax	—	0.3	—	0.3

Net income	1.6%	6.6%	4.9%	7.4%

Three Months Ended December 30, 2012 Compared to the Three Months Ended January 1, 2012

Sales

Sales increased $1.3 million, or 1.6%, to $85.5 million for the three months ended December 30, 2012 as compared to $84.2 million in the same period of the prior year. Sales of bulk chemicals, including caustic soda, were approximately 24% of sales during the three months ended December 30, 2012 as compared to 23% during the same period of the prior year.

Industrial Segment. Industrial segment sales decreased $0.7 million, or 1.0%, to $63.1 million for the three months ended December 30, 2012 as compared to the same period of the prior year. The decrease in sales was primarily due to a shift in product mix to more bulk products, which generally carry lower per-unit selling prices.

Water Treatment Segment. Water Treatment segment sales increased $2.0 million, or 9.8%, to $22.4 million for the three months ended December 30, 2012 as compared to the same period of the prior year. The increase in sales was primarily due to volume growth of lower-priced commodity products.

Gross Profit

Gross profit was $8.1 million, or 9.5% of sales, for the three months ended December 30, 2012, as compared to $15.7 million, or 18.6% of sales, for the same period of the prior year. Gross profit was negatively impacted by the $7.2 million charge resulting from the CSS pension withdrawal liability, which charge constituted 8.4% of sales for the quarter. The LIFO method of valuing inventory decreased gross profit by $0.1 million for the three months ended December 30, 2012 whereas it increased gross profit by $0.6 million for the three months ended January 1, 2012.

Industrial Segment. Gross profit for the Industrial segment was $2.6 million, or 4.2% of sales, for the three months ended December 30, 2012, as compared to $10.2 million, or 16.0% of sales, for the same period of the prior year. Gross profit for this segment was negatively impacted by the $7.2 million charge resulting from the CSS pension withdrawal liability, which charge constituted 11.4% of sales for this segment for the quarter. The LIFO method of valuing inventory decreased gross profit in this segment by $0.1 million for the three months ended December 30, 2012 while it increased gross profit by $0.3 million for the three months ended January 1, 2012. Gross profit for the three months ended December 30, 2012 was also reduced by incremental expenses of $0.3 million related to the new Rosemount facility.

Water Treatment Segment. Gross profit for the Water Treatment segment was $5.5 million, or 24.5% of sales, for the three months ended December 30, 2012, as compared to $5.5 million, or 26.8% of sales, for the same period in the prior year. The LIFO Method of valuing inventory had a negligible impact on gross profit for this segment for the three months ended December 30, 2012 while it increased gross profit for this segment by $0.3 million for the three months ended January 1, 2012. Gross profit as a percentage of sales for this segment was negatively impacted by a shift in product mix to sales of more lower-margin commodity products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.6 million, or 8.9% of sales, for the three months ended December 30, 2012 as compared to $7.2 million, or 8.5% of sales, for the three months ended January 1, 2012. Selling expenses increased by $0.6 million while administrative expenses decreased by $0.2 million. Selling expenses increased primarily as a result of additional sales staff expenses.

Operating Income

Operating income was $0.5 million for the three months ended December 30, 2012 and $8.5 million for the three months ended January 1, 2012. Operating income for the Industrial segment decreased $7.8 million primarily related to the $7.2 million charge resulting from the CSS pension withdrawal liability, and operating income for the Water Treatment segment decreased $0.2 million.

Investment Income

Investment income was not material during the three months ended December 30, 2012 and January 1, 2012.

Provision for Income Taxes

In the current quarter, we have recorded an income tax benefit primarily as a result of a $0.8 million non-recurring increase in the benefits recorded related to the domestic manufacturing deduction and investment tax credits. As a result, the computation of our effective income tax rate is not meaningful for the three months ended December 30, 2012, while it was 38.1% for the three months ended January 1, 2012. The effective tax rate is generally impacted by projected levels of taxable income, permanent items, and state taxes.

Nine Months Ended December 30, 2012 Compared to the Nine Months Ended January 1, 2012

Sales

Sales increased $2.2 million, or 0.8%, to $262.8 million for the nine months ended December 30, 2012 as compared to $260.6 million in the same period of the prior year. Sales of bulk chemicals, including caustic soda, were approximately 23% of sales during the nine months ended December 30, 2012 as compared to 22% during the same period of the prior year.

Industrial Segment. Industrial segment sales decreased $6.1 million, or 3.3%, to $182.5 million for the nine months ended December 30, 2012 as compared to the same period of the prior year. The decrease in sales was primarily due to reduced volumes and a shift in product mix to more bulk products, which generally carry lower per-unit selling prices.

Water Treatment Segment. Water Treatment segment sales increased $8.3 million, or 11.6%, to $80.3 million for the nine months ended December 30, 2012 as compared to the same period of the prior year. The increase in sales was primarily due to favorable weather conditions in the first two quarters of fiscal 2013 and volume growth of lower-priced commodity products.

Gross Profit

Gross profit was $42.6 million, or 16.2% of sales, for the nine months ended December 30, 2012, as compared to $52.4 million, or 20.1% of sales, for the same period of the prior year. Gross profit was negatively impacted by the $7.2 million CSS pension withdrawal during the third quarter and the $3.2 million charge resulting from the ICL litigation settlement in the first quarter of the current fiscal year, which charges together constituted 4.0% of sales for the nine month period. The LIFO method of valuing inventory decreased gross profit by $0.2 million for the nine months ended December 30, 2012 and increased gross profit by $0.2 million for the same period of the prior year.

Industrial Segment. Gross profit for the Industrial segment was $20.0 million, or 11.0% of sales, for the nine months ended December 30, 2012, as compared to $31.8 million, or 16.8% of sales, for the same period of the prior year. Gross profit for this segment was negatively impacted by the $7.2 million CSS pension withdrawal charge and the $3.2 million charge resulting from the ICL litigation settlement, which charges together constituted 5.7% of sales for this segment for the nine month period. The LIFO method of valuing inventory decreased gross profit in this segment by $0.2 million for the nine months ended December 30, 2012 while it had a minimal impact on gross profit for the same period of the prior year. The remainder of the decline was primarily due to reduced volumes and pricing pressures which led to lower per-unit profits and $0.6 million of incremental expenses related to the new Rosemount facility.

Water Treatment Segment. Gross profit for the Water Treatment segment was $22.6 million, or 28.2% of sales, for the nine months ended December 30, 2012, as compared to $20.6 million, or 28.6% of sales, for the same period in the prior year. The increase in gross profit was primarily due to increased volumes, partially due to favorable weather conditions during the first two quarters of fiscal 2013, and higher per-unit margins across most product lines. These increases were partially offset by a shift in product mix to sales of more lower-margin commodity products. The LIFO method of valuing inventory decreased gross profit in this segment nominally for the nine months ended December 30, 2012 while increasing gross profit by $0.2 million for the same period of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.3 million, or 8.9% of sales, for the nine months ended December 30, 2012 as compared to $22.9 million, or 8.8% of sales, for the nine months ended January 1, 2012 with higher selling costs due to additional sales staffing offset by lower administration expenses in the period.

Operating Income

Operating income was $19.3 million for the nine months ended December 30, 2012 and $29.5 million for the nine months ended January 1, 2012. Operating income for the Industrial segment decreased $11.4 million, primarily due to the $7.2 million CSS pension withdrawal charge and the $3.2 million charge resulting from the ICL litigation settlement recorded within that segment. Operating income for the Water Treatment segment increased $1.2 million for the nine months ended December 30, 2012, as compared to the same period of the prior year due to increased volumes and higher per-unit margins.

Investment Income

Investment income was $0.1 for the nine month periods ended December 30, 2012 and January 1, 2012.

Provision for Income Taxes

Our effective income tax rate was 33.4% for the nine months ended December 30, 2012, compared to 38.0% for the nine months ended January 1, 2012. The effective tax rate is generally impacted by projected levels of taxable income, permanent items, and state taxes. The reduction in our effective tax rate in the current fiscal year is primarily due to a $0.8 million non-recurring increase in the benefits recorded related to the domestic manufacturing deduction and investment tax credits.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended December 30, 2012 was $30.0 million compared to $20.5 million for the nine months ended January 1, 2012. The increase in cash provided by operating activities was primarily due to reduced cash used to fund working capital, including the timing of inventory purchases and other trade payables. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Historically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the period of April through September.

Cash and investments available-for-sale of $50.2 million at December 30, 2012 increased by $4.3 million as compared with the $45.9 million available as of April 1, 2012, primarily due to cash flows generated from operations, partially offset by capital expenditures and dividends paid.

We expect cash balances and our cash flows from operations will be sufficient to fund our cash requirements in fiscal 2013.

Capital Expenditures

Capital expenditures were $20.1 million for the nine months ended December 30, 2012 compared to $13.8 million in the same period in the prior fiscal year. Significant capital expenditures during the nine months ended December 30, 2012 consisted of approximately $14.9 million related to business expansion and process improvement projects including the new facility in Rosemount, Minnesota, compared to $8.2 million spent for expansion and process improvements during the same period in fiscal 2012. Other capital spending was related to regulatory, safety, and facility improvements and replacement trucks for the Water Treatment segment.

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

At December 30, 2012, our investment portfolio included $25.6 million of certificates of deposit classified as fixed income securities and cash and cash equivalents of $24.6 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

Changes in Internal Control

There was no change in our internal control over financial reporting during the third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or repurchase any shares of our common stock during the third quarter of fiscal 2013.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 30, 2012, filed with the SEC on January 31, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at December 30, 2012 and April 1, 2012, (ii) the Condensed Consolidated Statements of Income for the Three and Nine Months Ended December 30, 2012 and January 1, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 30, 2012 and January 1, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 30, 2012 and January 1, 2012, and (v) Notes to Condensed Consolidated Financial Statements.	Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Kathleen P. Pepski
Kathleen P. Pepski
Vice President, Chief Financial Officer, and Treasurer
(On behalf of the Registrant and as principal financial officer)

Dated: January 31, 2013

Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by Reference
3.2	Amended and Restated By-Laws.	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 30, 2012, filed with the SEC on January 31, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at December 30, 2012 and April 1, 2012, (ii) the Condensed Consolidated Statements of Income for the Three and Nine Months Ended December 30, 2012 and January 1, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 30, 2012 and January 1, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 30, 2012 and January 1, 2012, and (v) Notes to Condensed Consolidated Financial Statements.	Filed Electronically