Form 10-K
period 2013-03-31
HAWKINS INC
filed 2013-05-30
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2013
Commission File No. 0-7647
HAWKINS, INC.
(Exact Name of Registrant as specified in its Charter)

MINNESOTA	41-0771293
(State of Incorporation)	(I.R.S. Employer Identification No.)
2381 Rosegate, Roseville, Minnesota	55113
(Address of Principal Executive Offices)	(Zip Code)
(612) 331-6910
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	COMMON STOCK, PAR VALUE $.05 PER SHARE
Name of exchange on which registered:	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:	NONE

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

Large accelerated filer	☐	Non-accelerated filer	☐	Accelerated filer	☑	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $383.4 million based upon the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 24, 2013, the Registrant had 10,557,642 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held August 1, 2013, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2014” means our fiscal year ending March 30, 2014, “fiscal 2013” means our fiscal year ended March 31, 2013, “fiscal 2012” means our fiscal year ended April 1, 2012, and “fiscal 2011” means our fiscal year ended April 3, 2011.

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2013

PART I

ITEM 1.     BUSINESS

Hawkins, Inc. distributes bulk chemicals and blends, manufactures and distributes specialty chemicals for our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained our strong customer focus and have expanded our business by increasing our sales of value-added specialty chemical products, including repackaging, blending and manufacturing certain products. In recent years, we have expanded the sales of our higher-margin blended and manufactured products. We believe that we create value for our customers through superb service and support, quality products, personalized applications and our trustworthy, creative employees.

We currently conduct our business in two segments: Industrial and Water Treatment. Financial information regarding these segments is reported in our Financial Statements and Notes to Financial Statements. See Items 7 and 8 of this Annual Report on Form 10-K.

Industrial Segment.  Our Industrial Group operates this segment of our business, which specializes in providing industrial chemicals, products and services to industries such as agriculture, energy, electronics, food, chemical processing, pulp and paper, pharmaceutical, medical device and plating. The group's principal products are acids, alkalis and industrial and food-grade salts.

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

The group's sales are concentrated primarily in Illinois, Iowa, Minnesota, Missouri, North Dakota, South Dakota, Tennessee and Wisconsin while the group's food-grade products are sold nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through distribution centers and terminal operations.

During fiscal 2012, we purchased a 28-acre parcel of land in Rosemount, Minnesota and began construction of a new facility on the site. The facility became operational in late fiscal 2013. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. While we have transferred some blending and manufacturing activity to the Rosemount site, we do not intend to close any sites that we currently operate as a result of this transfer of activity.

In fiscal 2011, we completed the acquisition of substantially all of the assets of Vertex Chemical Corporation (“Vertex”), a manufacturer of sodium hypochlorite in the central Midwest. In addition to the manufacture of sodium hypochlorite bleaches, Vertex distributes and provides terminal services for bulk liquid inorganic chemicals, and contract and private label packaging for household chemicals. Its corporate headquarters are located in St. Louis, Missouri, with manufacturing sites in Dupo, Illinois, Camanche, Iowa, and Memphis, Tennessee. In connection with the acquisition we paid the sellers $27.2 million and assumed certain liabilities of Vertex. Vertex's business is part of our Industrial Group.

Water Treatment Segment.  Our Water Treatment Group operates this segment of our business, which specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

The group utilizes delivery routes operated by our employees who serve as route driver, salesperson and highly-trained technician to deliver our products and diagnose our customers' water treatment needs. We believe that the high level of service provided by these individuals allows us to serve as the trusted water treatment expert for many of the municipalities and other customers that we serve. We also believe that we are able to obtain a competitive cost position on many of the chemicals sold by the Water Treatment Group due to the volumes of these chemicals purchased by our Industrial Group.

The group operates out of warehouses in 19 cities supplying products and services to customers primarily in Arkansas, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Tennessee, Wisconsin and Wyoming. We opened one new warehouse in fiscal 2013, one in fiscal 2012, two in fiscal 2011, and expect to continue to invest in existing and new branches to expand the group's geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

Discontinued Operations.  In fiscal 2009, we entered into two agreements whereby we agreed to sell our inventory and enter into a marketing relationship regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. We have no continuing obligations to fulfill under the agreements. The results of the Pharmaceutical segment have been reported as discontinued operations in our consolidated financial statements for all periods presented in this Annual Report on Form 10-K.

Raw Materials.  We have numerous suppliers, including many of the major chemical producers in the United States. We typically have written distributorship agreements or supply contracts with our suppliers that are periodically renewed. We believe that most of the products we purchase can be obtained from alternative sources should existing relationships be terminated. We are dependent upon the availability of our raw materials. In the event that certain raw materials become generally unavailable, suppliers may extend lead times or limit or cut off the supply of materials to us. As a result, we may not be able to supply or manufacture products for our customers. While we believe we have adequate sources of supply for our raw material and product requirements, we cannot be sure that supplies will be consistently available in the future.

Intellectual Property.  Our intellectual property portfolio is of economic importance to our business. When appropriate, we have pursued, and we will continue to pursue, patents covering our products. We also have obtained certain trademarks for our products to distinguish them from our competitors' products. The patent for our Cheese-Phos® liquid phosphate product, which is manufactured by our Industrial group, will expire in November 2013. We regard much of the formulae, information and processes that we generate and use in the conduct of our business as proprietary and protectable under applicable copyright, patent, trademark, trade secret and unfair competition laws.

Customer Concentration.  In fiscal 2013, none of our customers accounted for 10% or more of our total sales. Sales to our largest customer represented 7.3%, 7.1% and 6.2% of our total sales in fiscal 2013, 2012 and 2011, respectively. Aggregate sales to our five largest customers, all of which are in our Industrial segment, represented 21.8%, 24.8% and 24.1% of our total sales in fiscal 2013, 2012 and 2011, respectively. No other customer represented more than 2% of our total sales in fiscal 2013. The loss of any of our largest customers, or a substantial portion of their business, could have a material adverse effect on our results of operations.

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

Geographic Information.  Substantially all of our revenues are generated to customers within, and long-lived assets are located in, the United States, with only approximately 0.5% of our total revenues to customers outside of the U.S. in fiscal 2013.

Employees.  We had 354 employees as of March 31, 2013, including 52 covered by collective bargaining agreements.

About Us.  Hawkins, Inc. was founded in 1938 and incorporated in Minnesota in 1955. We became a publicly-traded company in 1972. Our principal executive offices are located at 2381 Rosegate, Roseville, Minnesota.

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

Periodically, we experience significant and rapid fluctuations in the commodity pricing of raw materials. The cyclicality of commodity chemical markets, such as caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity. We cannot predict whether the markets for our commodity chemicals will favorably impact our operations or whether we will experience a negative impact due to oversupply and the resulting compression of margins we can realize.

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

We operate in a highly competitive industry and compete with producers, manufacturers, distributors and sales agents offering chemicals equivalent to substantially all of the products we handle. Competition is based on several key criteria, including product price, product performance, product quality, product availability and security of supply, responsiveness of product development in cooperation with customers, and customer service. Many of our competitors are larger than we are and may have greater financial resources. As a result, these competitors may be better able than us to withstand changes in conditions within our industry, changes in the prices and availability of raw materials, changes in general economic conditions and be able to introduce innovative products that reduce demand for or the profit of our products. Additionally, competitors' pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is dependent upon our ability to offset competitive decreases in the prices and margins of our products by improving production efficiency and volume, identifying and selling higher margin chemical products and improving existing products through innovation and research and development. If we are unable to maintain our profitability or competitive position, we could lose market share to our competitors and experience reduced profitability.

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

Changes in our customers' products or failure of our products to meet customers' quality specifications could adversely affect our sales and profitability.

Our chemicals are used for a broad range of applications by our customers. Changes in our customers' products or processes may enable our customers to reduce or eliminate consumption of the chemicals that we provide. Customers may also find alternative materials or processes that no longer require our products. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use.

Our products provide important performance attributes to our customers' products. If our products fail to meet the customers' specifications, perform in a manner consistent with quality specifications or have a shorter useful life than required, a customer could seek replacement of the product or damages for costs incurred as a result of the product failure. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers.

Our business is subject to hazards common to chemical businesses, any of which could interrupt our production and adversely affect our results of operations.

Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals and result in a negative public or political reaction. Many of our facilities are bordered by significant residential populations which increase the risk of negative public or political reaction should an environmental issue occur and could lead to adverse zoning or other regulatory actions that could limit our ability to operate our business in those locations. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

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

Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities. Demand is also affected by weather conditions, as either higher or lower than normal precipitation or temperatures may affect water usage and the consumption of our products. We cannot assure you that seasonality or fluctuating weather conditions will not have a material adverse effect on our results of operations.

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

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. The risks associated with the integration of acquisitions include potential disruption of our ongoing business and distraction of management, unforeseen claims, liabilities, adjustments, charges and write-offs, difficulty in conforming the acquired business' standards, processes, procedures and controls with our operations, and challenges arising from the increased scope, geographic diversity and complexity of the expanded operations.

Our business is subject to risks stemming from natural disasters or other extraordinary events outside of our control, which could interrupt our production and adversely affect our results of operations.

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our business. Since 1963, flooding of the Mississippi River has required the Company's terminal operations to be temporarily shifted out of its buildings seven times, including three times since the spring of 2010. We can give no assurance that flooding or other natural disasters will not recur or that there will not be material damage or interruption to our operations in the future from such disasters.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal law imposes site security requirements, specifically on chemical facilities, which have increased our overhead expenses. Federal regulations have also been adopted to increase the security of the transportation of hazardous chemicals in the United States. We ship and receive materials that are classified as hazardous and we believe we have met these requirements, but additional federal and local regulations that limit the distribution of hazardous materials are being considered. Bans on movement of hazardous materials through certain cities could adversely affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment and could change where and what products we provide.

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

We lease the land where our three main terminals are located and where a significant manufacturing plant is located. We do not have guaranteed lease renewal options and may not be able to renew our leases in the future. Our current lease renewal periods extend out to 2018 (two leases), 2023 (one lease) and 2029 (one lease). The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a significant portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. These asset retirement obligations and the cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our corporate office is located in Roseville, MN, where we lease approximately 40,000 square feet under a sublease with an initial term through December 31, 2021. We own our principal manufacturing, warehousing, and distribution location in Minneapolis, Minnesota, which consists of approximately 11 acres of land, with six buildings containing a total of 177,000 square feet of office and warehouse space primarily used by our Industrial Group. We have installed sprinkler systems in substantially all of our warehouse facilities for fire protection. We believe that we carry customary levels of insurance covering the replacement of damaged property.
In addition to the facilities described previously, our other facilities are described below. We believe that these facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us and is primarily used as office and warehouse.

Group	Location	Approx. Square Feet
Industrial	St. Paul, MN(1)	32,000
	Minneapolis, MN(2)	29,000
	Centralia, IL(3)	77,000
	Camanche, IA(4)	95,000
	St Louis, MO(4)	6,000
	Dupo, IL(4)	64,000
	Rosemount, MN(5)	63,000
Water Treatment	Fargo, ND	20,000
	Fond du Lac, WI	24,000
	Washburn, ND	14,000
	Billings, MT	9,000
	Sioux Falls, SD	27,000
	Rapid City, SD	9,000
	Peotone, IL(6)	18,000
	Superior, WI	17,000
	Slater, IA	12,000
	Lincoln, NE(6)	16,000
	Eldridge, IA	6,000
	Columbia, MO(6)	14,000
	Garnett, KS	18,000
	Ft. Smith, AR(6)	17,000
	Muncie, IN	12,000
	Centralia, IL	39,000
	Havana, IL	16,000
Industrial and Water Treatment	St. Paul, MN(7)	59,000
	Memphis, TN(4)	41,000

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

(3)
This facility includes 10 acres of land located in Centralia, Illinois owned by the company. The facility became operational in July 2009, includes manufacturing capacity and primarily serves our food-grade products business. Prior to fiscal 2011 this facility was shared with the Water Treatment Group.

(4)
The acquisition of Vertex in fiscal 2011 included an office building located in St Louis, Missouri and manufacturing and warehouse facilities located in Memphis, Tennessee; Camanche, Iowa; and Dupo, Illinois. All of the facilities and land are owned by the company with the exception of the land in Dupo, Illinois, which is leased from a third party. The lease runs through May, 2023. The facility in Memphis is shared between the Industrial and Water Treatment Groups.

(5)	This facility includes 28 acres of land owned by the company. This manufacturing facility was constructed by us and became operational in late fiscal 2013.

(6)	This facility is leased from a third party.

(7)
Our Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land, has outside storage capacity for liquid bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota and the lease runs until 2029.

ITEM 3.    LEGAL PROCEEDINGS

As previously reported in our quarterly report on Form 10-Q for the first quarter of fiscal 2013, on June 15, 2012, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provided for a cash payment by us to ICL and provided that both parties enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales (approximately $2.0 million after tax) during the first quarter of fiscal 2013.

We are a party from time to time in other legal proceedings arising in the ordinary course of our business. To date, other litigation has not had a material effect on us.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low
Fiscal 2013
4th Quarter	$40.96	$37.25
3rd Quarter	42.04	36.18
2nd Quarter	42.29	35.77
1st Quarter	38.53	31.06
Fiscal 2012
4th Quarter	$42.93	$34.36
3rd Quarter	40.89	29.05
2nd Quarter	38.66	30.14
1st Quarter	47.48	33.30

Cash Dividends	Declared	Paid
Fiscal 2014
1st Quarter	—	$0.34
Fiscal 2013
4th Quarter	$0.34	—
3rd Quarter	—	$0.34
2nd Quarter	$0.34	—
1st Quarter	—	$0.32
Fiscal 2012
4th Quarter	$0.32	—
3rd Quarter	—	$0.32
2nd Quarter	$0.32	—
1st Quarter	—	$0.30

Our common shares are traded on The NASDAQ Global Market under the symbol “HWKN.” The price information represents closing sale prices as reported by The NASDAQ Global Market. As of March 31, 2013, shares of our common stock were held by approximately 488 shareholders of record.

We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our consolidated results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

We did not sell or repurchase any shares of our common stock during the fourth quarter of fiscal 2013.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the Standard & Poor's (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock, the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the S&P Small Cap 600 Index on March 30, 2008, and reinvestment of all dividends.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data for the Company is presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s consolidated financial statements and notes thereto included in Item 8 herein.

		Fiscal Years
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Sales from continuing operations	$350,387	$343,834	$297,641	$257,099	$284,356
Gross profit from continuing operations	56,936	65,868	61,902	64,445	62,420
Income from continuing operations	17,108	21,628	20,314	23,738	23,424
Basic earnings per common share from continuing operations	1.64	2.09	1.98	2.32	2.29
Diluted earnings per common share from continuing operations	1.62	2.08	1.96	2.31	2.29
Cash dividends declared per common share	0.68	0.64	0.70	0.66	0.52
Cash dividends paid per common share	0.66	0.62	0.68	0.64	0.50
Total assets	$222,148	$204,081	$185,005	$160,293	$136,290

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2013, 2012 and 2011. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Overview

We derive substantially all of our revenues from the sale of bulk and specialty chemicals to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added specialty chemical products, including repackaging, blending and manufacturing certain products. In recent years, we have expanded the sales of our higher-margin blended and manufactured products.

We have continued to invest in growing our business. During fiscal 2012, we purchased a 28-acre parcel of land in Rosemount, Minnesota and began construction of a new facility on the site. This Industrial manufacturing facility became operational in late fiscal 2013. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. While we have transferred some blending and manufacturing activity to the Rosemount site, we do not intend to close any sites we currently operate as a result of this transfer of activity. In fiscal 2013, we incurred incremental costs related to this new facility of approximately $1.3 million, and anticipate additional incremental costs of approximately $1.2 million to operate this facility for the entire year in fiscal 2014.

In April 2013, we moved into a new corporate headquarters located in Roseville, Minnesota. The move was necessary because we had outgrown our former corporate headquarters that had been our home for over 60 years. As a result of this move, we expect to incur incremental costs of approximately $1.0 million to lease and operate this facility starting in fiscal 2014.

We recorded a pre-tax charge of $7.2 million in our Industrial segment (approximately $4.5 million after tax, or $0.43 per share, fully diluted) in the third quarter of fiscal 2013. This charge represented the discounted value of our estimated withdrawal payment obligation from the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan. Our participation in the plan was pursuant to two collective bargaining agreements that were modified during the fourth quarter of fiscal 2013 to discontinue our participation in CSS. As a replacement for CSS, we have agreed to provide defined-contribution retirement benefits to our union employees that are similar to those benefits currently offered to our non-union employees. We estimate the aggregate cash payments to be made to total approximately $9.3 million, or $467,000 per year beginning some time in fiscal 2014 and continuing annually for twenty years. We have accrued the discounted value of that payment obligation in the “Pension withdrawal” line item on the consolidated statements of income for fiscal 2013.

The ultimate amount of the withdrawal liability assessed by CSS could be impacted by a number of factors, including, among other things, a mass withdrawal (generally a withdrawal of substantially all contributing employers), the number of work weeks reported to CSS by us, the hourly contribution rate paid by us, the continued participation of other employers in CSS, financial difficulty of other participating employers in the plan (including bankruptcy), investment returns, benefit levels, and interest rates. Any assessment in excess of our accrual could impact our future results of operations and financial condition.

In fiscal 2013, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provided for a cash payment by us to ICL and provided that both parties enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales (approximately $2.0 million after tax or $0.19 per share, fully diluted) in the first quarter of fiscal 2013. Of the total charge, $2.1 million was paid in fiscal 2013.

We anticipate that in fiscal 2014 we will be vacating our leased facility currently used to produce our bulk pharmaceutical products. We will transfer production of certain of these products to our other Industrial production facilities and discontinue production of the remaining product lines. As a result, we recorded a pre-tax charge of approximately $0.4 million in our Industrial segment (approximately $0.2 million after tax) related to accelerated depreciation on leasehold improvements and manufacturing equipment related to this facility in the fourth quarter of fiscal 2013. We expect to incur pre-tax charges of $0.8 to $1.0 million during the first half of fiscal 2014 related to additional depreciation expense and other costs associated with exiting this facility.

In fiscal 2011, we completed the acquisition of substantially all of the assets of Vertex for approximately $27.2 million. In addition to the manufacture of sodium hypochlorite bleaches, Vertex distributes and provides terminal services for bulk liquid inorganic chemicals, and contract and private label packaging for household chemicals. We believe the acquisition strengthens our market position in the Midwest. Operating results of Vertex are included in our consolidated results of operations from the date of acquisition in this Annual Report on Form 10-K as part of our Industrial segment. See Note 2 to the Consolidated Financial Statements for further information.

We opened one new branch for our Water Treatment Group in fiscal 2013, one in fiscal 2012, and two in fiscal 2011, and expect to continue to invest in existing and new branches to expand our Water Treatment Group's geographic coverage. The cost of these branch expansions is not expected to be material. In addition, we have selectively added route sales personnel to certain existing Water Treatment Group branch offices to spur growth within our existing geographic coverage area.

Our financial performance in fiscal 2013 was highlighted by:

•	Sales from continuing operations of $350.4 million, a 1.9% increase from fiscal 2012;

•
Gross profit from continuing operations of $56.9 million, or 16.2% of sales, an $8.9 million decrease in gross profit dollars from fiscal 2012, which was negatively impacted by non-recurring charges of $7.2 million related to our withdrawal from a multiemployer pension plan and $3.2 million related to a litigation settlement;

•	Net cash provided by operating activities of $35.5 million; and

•	Cash and cash equivalents and investments available for sale of $49.9 million as of the end of fiscal 2013.

We seek to maintain relatively constant gross profit dollars per unit sold on each of our products as the cost of our raw materials increase or decrease. Since we expect that we will continue to experience fluctuations in our raw material costs and resulting prices in the future, we believe that gross profit dollars is the best measure of our profitability from the sale of our products. If we maintain relatively stable gross profit dollars on each of our products, our reported gross profit percentage will decrease when the cost of the product increases and will increase when the cost of the product decreases.

We use the last in, first out (“LIFO”) method of valuing the vast majority of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current bulk chemical raw material prices. Our LIFO reserve decreased by $0.4 million in fiscal 2013 primarily due to reduced volumes of certain bulk products in inventory at year-end, resulting in an increase to our reported gross profit for the year. In fiscal 2012, our LIFO reserve increased by $1.6 million due to the higher volumes and the mix of bulk chemicals in inventory at the end of the year. This increase in the reserve reduced our reported gross profit in fiscal 2012.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Sales	100.0%	100.0%	100.0%
Cost of sales	(81.7)%	(80.8)%	(79.2)%
Pension withdrawal	(2.1)%	—%	—%
Gross profit	16.2%	19.2%	20.8%
Selling, general and administrative expenses	(9.0)%	(9.0)%	(10.1)%
Operating income	7.2%	10.2%	10.7%
Investment income	0.1%	0.1%	0.1%
Income from continuing operations before income taxes	7.3%	10.3%	10.8%
Provision for income taxes	(2.4)%	(4.0)%	(4.0)%
Income from continuing operations	4.9%	6.3%	6.8%
Income from discontinued operations, net of tax	—%	0.3%	—%
Net income	4.9%	6.6%	6.8%

Fiscal 2013 Compared to Fiscal 2012

Sales

Sales increased $6.6 million, or 1.9%, to $350.4 million for fiscal 2013, as compared to sales of $343.8 million for fiscal 2012. The increase in sales was primarily due to increased sales in our Water Treatment segment driven by favorable weather conditions during the first half of fiscal 2013 and volume growth of lower-priced bulk products in both of our segments, partially offset by lower sales of other products in our Industrial segment. Sales of bulk chemicals, including caustic soda, were approximately 24% of sales compared to approximately 23% in the previous year.

Industrial Segment.  Industrial segment sales decreased $2.9 million, or 1.2%, to $248.6 million for fiscal 2013. While overall volumes increased year-over-year, competitive pricing pressure resulted in lower overall per-unit selling prices.

Water Treatment Segment.  Water Treatment segment sales increased $9.4 million, or 10.2%, to $101.8 million for fiscal 2013. The increase in sales was primarily due to volume growth resulting from favorable weather conditions in the first half of fiscal 2013 and additional sales of bulk products.

Gross Profit

Gross profit was $56.9 million, or 16.2% of sales, for fiscal 2013, as compared to $65.9 million, or 19.2% of sales, for fiscal 2012. Fiscal 2013 gross profit was negatively impacted by the $7.2 million CSS pension withdrawal and the $3.2 million charge resulting from the litigation settlement, which charges together constituted 3.0% of sales for the fiscal year. Additionally, gross profit was negatively impacted by $1.3 million of incremental costs related to the new Rosemount facility, and $0.4 million of accelerated depreciation charges related to a facility we intend to vacate in fiscal 2014. The LIFO method of valuing inventory increased gross profit by $0.4 million for fiscal 2013 primarily due to reduced volumes of certain bulk products in inventory at year end. In the prior year, LIFO reduced gross profit by $1.6 million due to higher volumes and the mix of bulk chemicals in inventory at the end of the year.

Industrial Segment.  Gross profit for the Industrial segment was $28.9 million, or 11.6% of sales, for fiscal 2013, as compared to $40.4 million, or 16.0% of sales, for fiscal 2012. Fiscal 2013 gross profit for this segment was negatively impacted by the $7.2 million CSS pension withdrawal charge and the $3.2 million charge resulting from the litigation settlement, which charges together constituted 4.2% of Industrial segment sales for the fiscal year. Gross profit for this segment was also negatively impacted by heightened competitive pricing pressure, resulting in overall lower per-unit margins, $1.3 million in incremental costs for the new Rosemount facility, and by $0.4 million of accelerated depreciation charges related to the facility we intend to vacate as noted

above. The LIFO method of valuing inventory increased gross profit by $0.4 million in fiscal 2013 and reduced gross profit by $1.5 million in fiscal 2012.

Water Treatment Segment.  Gross profit for the Water Treatment segment was $28.1 million, or 27.6% of sales, for fiscal 2013, as compared to $25.5 million, or 27.6% of sales, for fiscal 2012. The increase in gross profit dollars was primarily due to increased volumes resulting from favorable weather conditions during the first half of the year, partially offset by a shift in product mix to increased sales of lower-margin bulk products. The LIFO method of valuing inventory had no significant impact on gross profit in fiscal 2013 and negatively impacted gross profit by $0.1 million in fiscal 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.6 million, or 9.0% of sales, for fiscal 2013, as compared to $30.8 million, or 8.9% of sales, for fiscal 2012. The increase was primarily due to higher selling costs due to additional sales staff, partially offset by lower administration costs.

Operating Income

Operating income was $25.3 million, or 7.2% of sales, for fiscal 2013, as compared to $35.1 million or 10.2% of sales, for fiscal 2012. An $11.6 million decrease in operating income for the Industrial segment was partially offset by a $1.8 million increase in operating income for the Water Treatment segment. Operating income for the Industrial segment was negatively impacted by the CSS pension withdrawal, the litigation settlement agreement, heightened competitive pricing pressure, the addition of a new production facility and the accelerated depreciation related to the anticipated exit of a leased facility. The LIFO method of valuing inventory increased our operating income in fiscal 2013, but reduced our operating income in fiscal 2012.

Investment Income

Investment income was $0.1 million for both fiscal 2013 and 2012.

Provision for Income Taxes

Our effective income tax rate was 32.7% for fiscal 2013 compared to 38.6% for fiscal 2012. During fiscal 2013, we amended previously filed U.S. Federal tax returns resulting in an increase of $0.8 million in the benefits related to the domestic manufacturing deduction and investment tax credits, which positively impacted our tax rate for the year. The effective tax rate is generally impacted by projected levels of taxable income, permanent items, and state taxes.

Fiscal 2012 Compared to Fiscal 2011

Sales

Sales increased $46.2 million, or 15.5%, to $343.8 million for fiscal 2012, as compared to sales of $297.6 million for fiscal 2011. Vertex, which we acquired during the fourth quarter of 2011, contributed $32.9 million of the increase in sales for fiscal 2012. We also experienced increased sales as a result of higher selling prices due to increased commodity chemical prices. Sales of bulk chemicals, including caustic soda, were approximately 23% of sales compared to approximately 20% in the previous year. The increase in the bulk chemical sales percentage for fiscal 2012 was primarily attributable to a full year of Vertex sales volumes compared to a partial year in fiscal 2011.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $30.8 million, or 9.0% of sales, for fiscal 2012, as compared to $29.9 million, or 10.1% of sales, for fiscal 2011. The increase was primarily due to the addition of expenses related to the Vertex business, which we acquired in the fourth quarter of fiscal 2011, partially offset by one-time costs we incurred in fiscal 2011 but did not experience in fiscal 2012. Fiscal 2011 included approximately $1.0 million in expense as a result of the death of John Hawkins, our former Chief Executive Officer, through payments due under his retention bonus agreement and the accelerated vesting of his previously granted performance-based restricted stock units and stock options, as well as approximately $0.7 million in Vertex acquisition costs.

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
Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2013 was $35.5 million compared to $33.7 million in fiscal 2012 and $28.5 million in fiscal 2011. Cash provided by operating activities increased in fiscal 2013 by $1.8 million despite lower net income recorded, primarily due to the $7.2 million non-cash charge to earnings related to our withdrawal from the multiemployer pension plan. In addition, changes in working capital balances provided $2.1 million in cash in fiscal 2013 compared to cash used of $1.9 million for working capital in fiscal 2012. The change in working capital balances in fiscal 2013 was primarily due to a decrease in trade receivables as well as a reduction in income tax receivable balances due to lower estimated income tax payments made. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.

Cash used in financing activities was $4.9 million in fiscal 2013 compared to $3.7 million in fiscal 2012 and $6.9 million in fiscal 2011. The increase in cash used in financing activities in fiscal 2013 was primarily due to lower proceeds from the exercise of employee stock options and an increase in dividends paid during the fiscal year.

Cash and investments available-for-sale of $49.9 million at March 31, 2013 increased by $4.0 million as compared with April 1, 2012, primarily due to cash generated from operations, proceeds from the exercise of employee stock options and proceeds from the issuance of new shares of common stock through the Company's employee stock purchase plan, partially offset by capital expenditures and dividend payments. Investments available-for-sale as of March 31, 2013 and April 1, 2012 consisted of certificates of deposit with maturities ranging from three months to two years.

Capital expenditures were $26.7 million in fiscal 2013, $20.1 million in fiscal 2012 and $12.4 million in fiscal 2011. Significant capital expenditures in fiscal 2013 consisted of approximately $19 million related to business expansion and process improvement projects including our new Industrial facility and Water Treatment expansion, $2.6 million for regulatory and safety improvements, $1.4 million related to our new corporate headquarters and $3.7 million for other facility improvements, truck and vehicle replacement, and returnable containers. Total capital spending in fiscal 2014 is currently projected to be approximately $18 million. We expect cash balances and our cash flows from operations will be sufficient to fund our cash requirements in fiscal 2014.

During the second quarter of fiscal 2013, our Board of Directors increased our semi-annual cash dividend by 6.3% to $0.34 per share from $0.32 per share. We have paid cash dividends continuously since 1985. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and will be evaluated by our Board of Directors.

As part of our business growth strategy, we have acquired businesses and may pursue acquisitions or other strategic relationships in the future that we believe will complement or expand our existing businesses or increase our customer base. We expect our cash balances and cash flows from operations will be sufficient to fund our cash requirements including acquisitions or other strategic relationships for the foreseeable future. We periodically evaluate opportunities to borrow funds or sell additional equity or debt securities for strategic reasons or to further strengthen our financial position.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual Obligation	2014	2015	2016	2017	2018	More than 5 Years	Total
	(In thousands)
Operating lease obligations	$1,142	$1,196	$1,108	$1,020	$958	$4,947	$10,371
Pension withdrawal liability (1)	$195	$467	$467	$467	$467	$7,280	$9,343

(1) The amounts shown in the table above assume our payments made to CSS as a result of our withdrawal from the multiemployer pension plan begin in November 2014. Such payments will continue annually for 20 years.
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

Revenue Recognition - We recognize revenue when there is evidence that the customer has agreed to purchase the product, the price and terms of the sale are fixed, the product has shipped and title has passed to our customer, performance has occurred, and collection of the receivable is reasonably assured.

LIFO Reserve - Inventories are primarily valued at the lower of cost or market with cost being determined using the LIFO method. We may incur significant fluctuations in our LIFO reserve and, as a result, gross margins due primarily to changes in the volumes on hand and the per-unit cost of a single, large-volume component of our inventory. The price of this inventory component fluctuates depending on the balance between supply and demand. Management reviews the LIFO reserve on a quarterly basis.

Inventories not valued used the LIFO method are valued at the lower of cost or market with cost being determined using the FIFO method.

Goodwill and Infinite-life Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, which should be recorded. In the second step, an impairment loss would be recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The fair value of the reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control.

Recently Issued Accounting Pronouncements

See Item 8, “Note 1 - Nature of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements for information regarding recently adopted accounting standards or accounting standards to be adopted in the future.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to the risk inherent in the cyclical nature of commodity chemical prices. However, we do not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We attempt to pass changes in material prices on to our customers; however, there are no assurances that we will be able to pass on the increases in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Hawkins, Inc.:

We have audited the accompanying consolidated balance sheets of Hawkins, Inc. and subsidiaries (the Company) as of March 31, 2013 and April 1, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended March 31, 2013, listed in schedule II of this Form 10-K. We also have audited the Company's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawkins, Inc. and subsidiaries as of March 31, 2013 and April 1, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Minneapolis, Minnesota
May 30, 2013

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	March 31, 2013	April 1, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,715	$28,566
Investments available-for-sale	15,625	12,210
Trade receivables — less allowance for doubtful accounts:
$469 for 2013 and $460 for 2012	35,920	38,069
Inventories	28,208	27,633
Income taxes receivable	—	2,447
Prepaid expenses and other current assets	2,613	1,930
Total current assets	111,081	110,855
PROPERTY, PLANT, AND EQUIPMENT:
Land	8,038	7,931
Buildings and improvements	68,268	55,066
Machinery and equipment	50,389	39,432
Transportation equipment	16,156	14,842
Office furniture and equipment including computer systems	10,204	10,027
	153,055	127,298
Less accumulated depreciation and amortization	62,081	54,033
Net property, plant, and equipment	90,974	73,265
OTHER ASSETS:
Goodwill	6,495	6,495
Intangible assets — less accumulated amortization:
$2,398 for 2013 and $1,790 for 2012	7,678	8,186
Long-term investments	5,597	5,139
Other	323	141
Total other assets	20,093	19,961
Total assets	$222,148	$204,081
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$18,516	$18,623
Dividends payable	3,592	3,337
Accrued payroll and employee benefits	5,391	8,481
Deferred income taxes	2,554	3,170
Income tax payable	1,446	—
Other current liabilities	3,626	2,678
Total current liabilities	35,125	36,289
PENSION WITHDRAWAL LIABILITY	7,136	—
OTHER LONG-TERM LIABILITIES	1,653	763
DEFERRED INCOME TAXES	8,062	10,422
Total liabilities	51,976	47,474
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,495,427 and 10,430,874 shares issued and outstanding for 2013 and 2012, respectively	525	522
Additional paid-in capital	48,779	45,169
Retained earnings	120,974	111,039
Accumulated other comprehensive loss	(106)	(123)
Total shareholders’ equity	170,172	156,607
Total liabilities and shareholders' equity	$222,148	$204,081

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	March 31, 2013	April 1, 2012	April 3, 2011
Sales	$350,387	$343,834	$297,641
Cost of sales	(286,241)	(277,966)	(235,739)
Pension withdrawal	(7,210)	—	—
Gross profit	56,936	65,868	61,902
Selling, general and administrative expenses	(31,606)	(30,759)	(29,940)
Operating income	25,330	35,109	31,962
Investment income, net	84	145	333
Income from continuing operations before income taxes	25,414	35,254	32,295
Provision for income taxes	(8,306)	(13,626)	(11,981)
Income from continuing operations	17,108	21,628	20,314
Income from discontinued operations, net of tax	18	1,057	—
Net income	$17,126	$22,685	$20,314
Weighted average number of shares outstanding-basic	10,464,820	10,339,391	10,260,135
Weighted average number of shares outstanding-diluted	10,541,142	10,408,573	10,352,633
Basic earnings per share:
Earnings per share from continuing operations	$1.64	$2.09	$1.98
Earnings per share from discontinued operations	—	0.10	—
Basic earnings per share	$1.64	$2.19	$1.98
Diluted earnings per share:
Earnings per share from continuing operations	$1.62	$2.08	$1.96
Earnings per share from discontinued operations	—	0.10	—
Diluted earnings per share	$1.62	$2.18	$1.96
Cash dividends declared per common share	$0.68	$0.64	$0.70

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Fiscal Year Ended
	March 31, 2013	April 1, 2012	April 3, 2011

Net income	$17,126	$22,685	$20,314
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	12	(4)	(63)
Unrealized gain (loss) on post-retirement liability	5	26	(119)
Total other comprehensive income (loss)	17	22	(182)
Total comprehensive income	$17,143	$22,707	$20,132

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 28, 2010	10,253,458	$513	$39,027	$81,921	$37	$121,498
Cash dividends declared				(7,222)		(7,222)
Share-based compensation expense			1,952			1,952
Tax benefit on share-based compensation plans			281			281
Vesting of restricted stock	58,653	3	(3)			—
Shares surrendered for payroll taxes	(4,934)	(1)	(197)			(198)
Other comprehensive income, net of tax					(182)	(182)
Net income				20,314		20,314
BALANCE — April 3, 2011	10,307,177	$515	$41,060	$95,013	$(145)	$136,443
Cash dividends declared				(6,659)		(6,659)
Share-based compensation expense			1,350			1,350
Tax benefit on share-based compensation plans			698			698
Vesting of restricted stock	18,663	1	(1)			—
Shares surrendered for payroll taxes	(3,980)	—	(150)			(150)
Stock Options Exercised	85,332	5	1,461			1,466
ESPP Shares Issued	23,682	1	751			752
Other comprehensive income, net of tax					22	22
Net income				22,685		22,685
BALANCE — April 1, 2012	10,430,874	$522	$45,169	$111,039	$(123)	$156,607
Cash dividends declared				(7,191)		(7,191)
Share-based compensation expense			1,630			1,630
Tax benefit on share-based compensation plans			510			510
Vesting of restricted stock	6,120	—	(1)			(1)
Stock Options Exercised	27,999	1	514			515
ESPP Shares Issued	30,434	2	957			959
Other comprehensive income, net of tax					17	17
Net income				17,126		17,126
BALANCE — March 31, 2013	10,495,427	$525	$48,779	$120,974	$(106)	$170,172

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 31, 2013	April 1, 2012	April 3, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,126	$22,685	$20,314
Reconciliation to cash flows:
Depreciation and amortization	10,248	8,458	7,148
Deferred income taxes	(2,985)	3,082	(600)
Pension withdrawal	7,210	—	—
Share-based compensation expense	1,621	1,350	1,952
Loss from property disposals	153	2	127
Changes in operating accounts (using) providing cash, net of effects of acquisition:
Trade receivables	2,149	(2,407)	(5,929)
Inventories	(573)	1,319	(3,141)
Accounts payable	(1,185)	(1,846)	5,356
Accrued liabilities	(1,319)	343	158
Income taxes	3,893	(251)	2,529
Other	(864)	947	619
Net cash provided by operating activities	35,474	33,682	28,533
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(26,660)	(20,057)	(12,421)
Purchases of investments	(18,755)	(14,165)	(14,210)
Sale and maturities of investments	14,900	15,270	30,545
Proceeds from property disposals	233	255	143
Acquisitions	(100)	(1,709)	(25,500)
Net cash used in investing activities	(30,382)	(20,406)	(21,443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,936)	(6,417)	(7,005)
New shares issued	968	752	—
Stock options exercised	515	1,466	—
Excess tax benefit from share-based compensation	510	699	281
Shares surrendered for payroll taxes	—	(150)	(198)
Net cash used in financing activities	(4,943)	(3,650)	(6,922)
NET INCREASE IN CASH AND CASH EQUIVALENTS	149	9,626	168
CASH AND CASH EQUIVALENTS-
Beginning of period	28,566	18,940	18,772
CASH AND CASH EQUIVALENTS-
End of period	$28,715	$28,566	$18,940
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$6,900	$10,788	$9,771
Noncash investing activities-
Acquisition purchase price in accounts payable	$—	$—	$1,709
Capital expenditures in accounts payable	$1,401	$279	$1,450

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business - We have two reportable segments: Industrial and Water Treatment. The Industrial Group operates our Industrial segment and specializes in providing industrial chemicals, products and services to industries such as agriculture, energy, electronics, food, chemical processing, pulp and paper, pharmaceutical, medical device and plating. The group also manufactures and sells certain food-grade products, including our patented Cheese Phos® liquid phosphate, lactates and other blended products. The Water Treatment Group operates our Water Treatment segment and specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

Fiscal Year - Our fiscal year is a 52/53-week year ending on the Sunday closest to March 31. Our fiscal years ended March 31, 2013 (“fiscal 2013”) and April 1, 2012 (“fiscal 2012”) were 52-week years. The fiscal year ended April 3, 2011 (“fiscal 2011”) was a 53-week year. The fiscal year ending on March 30, 2014 (“fiscal 2014”) will be a 52-week year.

Principles of Consolidation - The consolidated financial statements include the accounts of Hawkins, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition - We recognize revenue when there is evidence that the customer has agreed to purchase the product, the price and terms of the sale are fixed, the product has shipped and title has passed to our customer, performance has occurred, and collection of the receivable is reasonably assured.

Shipping and Handling - All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and the handling of products are included in cost of sales.

Fair Value Measurements - The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include marketable securities. There are no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis.

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

Cash Equivalents - Cash equivalents include all liquid debt instruments (primarily cash funds, money market accounts and certificates of deposit) purchased with an original maturity of three months or less. The balances maintained at financial institutions may, at times, exceed federally insured limits.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments - Available-for-sale securities consist of certificates of deposit and are valued at current market value, with the resulting unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Trade Receivables and Concentrations of Credit Risk - Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. There are no concentrations of credit risk with a single customer from a particular service or geographic area that would significantly impact us in the near term. To reduce credit risk, we routinely assess the financial strength of our customers. We record an allowance for doubtful accounts to reduce our receivables to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic evaluations of our customers' financial condition. We invest our excess cash balances at times in certificates of deposit and a money market account at two separate financial institutions where the cash balances may exceed federally insured limits. The institutions are two of the largest commercial banking institutions in the country and both have maintained a AA credit rating.

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost being determined using the last-in, first-out (“LIFO”) method. The amount of inventory valued using the first-in, first-out (“FIFO”) method represents approximately 14% of the total FIFO inventory balance at March 31, 2013.

Property, Plant and Equipment - Property is stated at cost and depreciated or amortized over the lives of the assets, using the straight-line method. Estimated lives are: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; 3 to 10 years for transportation equipment; and 3 to 10 years for office furniture and equipment including computer systems. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease term.

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No material long-lived assets were determined to be impaired during fiscal 2013, 2012 or 2011.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, which should be recorded. In the second step, an impairment loss would be recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The fair value of the reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We completed step one of our annual goodwill impairment evaluation, along with an impairment test of infinite-life intangible assets, during the fourth quarter of fiscal 2013 and determined that our reporting units' fair value substantially exceeded their carrying value. Accordingly, step two of the impairment analysis was not required. Impairment tests were also completed in the fourth quarters of fiscal 2012 and 2011, which resulted in no impairment charges for either of these fiscal years.

Income Taxes - In the preparation of our consolidated financial statements, the calculation of income taxes by management is based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the statements of income.

The effect of income tax positions are recognized only if those positions are more likely than not of being sustained. Changes in recognition or measurement are made as facts and circumstances change.

Stock-Based Compensation - We account for stock-based compensation on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in expense over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. Non-vested share awards are recorded as compensation expense over the requisite service periods based on the market value on the date of grant.

Earnings Per Share - Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS are computed by dividing net income by the weighted-average number of common shares outstanding including the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	March 31, 2013	April 1, 2012	April 3, 2011
Weighted average common shares outstanding — basic	10,464,820	10,339,391	10,260,135
Dilutive impact of stock options, performance units, and restricted stock	76,322	69,182	92,498
Weighted average common shares outstanding — diluted	10,541,142	10,408,573	10,352,633

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2013, 2012 or 2011.

Derivative Instruments and Hedging Activities - We do not have any freestanding or embedded derivatives and it is our practice to not enter into contracts that contain them.

Recently Adopted Accounting Pronouncements -

Comprehensive Income - In June 2011, the FASB amended its accounting guidance to increase the prominence of items reported in other comprehensive income (OCI). The guidance requires the presentation of the components of net income, the components of OCI and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for us beginning with our fiscal 2013 financial statements. We have elected presentation of two separate but consecutive statements.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles - Goodwill and Other - In September 2011, the FASB issued amended guidance on goodwill impairment testing to allow companies the alternative to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, as a result of the qualitative assessment, an entity determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The amendment was effective for us beginning in fiscal 2013.
Note 2 — Business Combinations
In fiscal 2011, we acquired substantially all of the assets of Vertex Chemical Corporation, Novel Wash Co. Inc. and R.H.A. Corporation, (collectively, “Vertex”). We paid cash of $25.5 million at closing and assumed certain liabilities of Vertex. The purchase price was revised to $27.2 million to reflect a final working capital adjustment of $1.7 million, which was paid in early fiscal 2012. In connection with the acquisition we incurred acquisition related costs during fiscal 2011 of $0.7 million, which were recorded as selling, general and administrative expenses in the Consolidated Statements of Income.

Note 3 — Cash and Cash Equivalents and Investments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and April 1, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description	March 31, 2013	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash	$28,715	$28,715	$—	$—
Certificates of deposit	21,222	—	21,222	—
Money market securities	—	—	—	—

Description	April 1, 2012	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash	$28,006	$28,006	$—	$—
Certificates of deposit	17,349	—	17,349	—
Money market securities	560	560	—	—

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD's”), with maturities ranging from three months to two years which fall within valuation technique Level 2. The CD's are classified as investments in current assets and noncurrent assets on the Consolidated Balance Sheets. As of March 31, 2013, the CD's have a fair value of $15.6 million in current assets and $5.6 million in noncurrent assets.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of March 31, 2013 and April 1, 2012.
The contractual maturities of available-for-sale securities at March 31, 2013 and April 1, 2012 are shown in the table below:

	March 31, 2013			April 1, 2012
(In thousands)	Amortized Cost	Fair Value	Unrealized Gain/(loss)	Amortized Cost	Fair Value	Unrealized Gain/(loss)
Within one year	$15,615	$15,625	$10	$12,205	$12,210	$5
Between one and two years	5,590	5,597	7	5,145	5,139	(6)
Total available-for-sale securities	$21,205	$21,222	$17	$17,350	$17,349	$(1)
Realized gains and losses were not material for fiscal 2013, 2012 and 2011.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Inventories
Inventories at March 31, 2013 and April 1, 2012 consisted of the following:

	2013	2012
(In thousands)
Inventory (FIFO basis)	$35,281	$35,072
LIFO reserve	(7,073)	(7,439)
Net inventory	$28,208	$27,633

The FIFO value of inventories accounted for under the LIFO method was $30.3 million at March 31, 2013 and $30.6 million at April 1, 2012. The remainder of the inventory was valued and accounted for under the FIFO method.

We decreased the LIFO reserve by $0.4 million in fiscal 2013 due primarily to decreased volumes of certain bulk chemicals in inventory at the end of the year. In fiscal 2012 we increased the LIFO reserve by $1.6 million due primarily to higher volumes and the mix of bulk chemicals in inventory at the end of the year.
Note 5 — Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill were as follows:

(In thousands)	Amount
Balance as of April 3, 2011	$6,231
Fiscal 2012 adjustment	264

Balance as of April 1, 2012	6,495
Fiscal 2013 adjustment	—

Balance as of March 31, 2013	$6,495

All of our goodwill relates to our Industrial operating segment. The increase in goodwill during fiscal 2012 relates to the finalization of the determination of the fair value of inventory acquired as part of the acquisition of Vertex.
A summary of our intangible assets as of March 31, 2013 and April 1, 2012 were as follows:

	2013			2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets:
Customer relationships	$5,508	$(981)	$4,527	$5,508	$(706)	$4,802
Trademark	1,240	(274)	966	1,240	(150)	1,090
Trade secrets	962	(640)	322	862	(521)	341
Carrier relationships	800	(177)	623	800	(96)	704
Other finite-life intangible assets	339	(326)	13	339	(317)	22
Total finite-life intangible assets	8,849	(2,398)	6,451	8,749	(1,790)	6,959
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets, net	$10,076	$(2,398)	$7,678	$9,976	$(1,790)	$8,186

Intangible asset amortization expense was $0.6 million during fiscal 2013, $0.6 million during fiscal 2012, and $0.3 million during fiscal 2011.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2014	2015	2016	2017	2018
Estimated amortization expense	$612	$612	$522	$499	$487

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) on our balance sheet, net of tax, were as follows:

(In thousands)	2013	2012
Unrealized gain (loss) on:
Available-for-sale investments	$11	$(1)
Post-retirement plan liability adjustments	(117)	(122)
Accumulated other comprehensive loss	$(106)	$(123)
Note 7 — Share-Based Compensation
Stock Option Awards. Our Board of Directors has approved a long-term incentive equity compensation arrangement for our executive officers. This long-term incentive arrangement provides for the grant of nonqualified stock options that vest at the end of a three-year period and expire no later than 10 years after the grant date. We used the Black-Scholes valuation model to estimate the fair value of options granted under this arrangement. No stock options were granted during fiscal 2013, 2012 or 2011.
The following table represents the stock option activity for fiscal 2013:

	Total Outstanding			Exercisable
(In thousands, except share data)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	46,665	$19.01	$1,547	9,333	$15.43	$320
Granted	—	—		—	—
Vested	—	—		37,332	19.90
Exercised	(27,999)	18.41		(27,999)	18.41
Forfeited or expired	—	—		—	—
Outstanding at end of year	18,666	$19.90	$665	18,666	$19.90	$665

The weighted average remaining life of all outstanding and exercisable options is 6.2 years.

No expense was recorded in fiscal 2013 related to the value of stock options. Expense related to the value of stock options was $0.1 million and $0.2 million for fiscal years 2012 and 2011, respectively, substantially all of which was recorded in SG&A expense in the Consolidated Statements of Income. The total fair value of options vested during fiscal 2013 was $0.2 million compared to $0.1 million during fiscal 2012 and$0.2 million during fiscal 2011. There was no unrecognized compensation expense related to outstanding stock options as of March 31, 2013.

Performance-Based Restricted Stock Units.  Our Board of Directors has approved a performance-based equity compensation arrangement for our executive officers. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 47,222 shares in the aggregate for fiscal 2013. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the restricted stock activity for fiscal 2013:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	33,321	$35.39
Granted	29,923	33.01
Vested	—	—
Forfeited or expired	—	—
Outstanding at end of year	63,244	$34.26

The weighted averaged grant date fair value of restricted shares granted in fiscal 2013, 2012 and 2011 was $33.01, $35.39, and $25.81, respectively. We recorded compensation expense on performance-based restricted stock of approximately $1.1 million, $0.8 million and $1.6 million for fiscal 2013, 2012 and 2011, respectively, substantially all of which was recorded in selling, general and administrative ("SG&A") expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested in fiscal 2013 was zero compared to $0.3 million in fiscal 2012.

Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted share units as of March 31, 2013 was $1.2 million and is expected to be recognized over a weighted average period of 1.0 years.

The benefits of tax deductions in excess of recognized compensation costs (excess tax benefits) are recorded as a change in additional paid-in capital rather than a deduction of taxes paid. The amount of excess tax benefit recognized and recorded in additional paid-in capital resulting from share-based compensation cost was $0.5 million in fiscal 2013, $0.7 million in fiscal 2012 and $0.3 million in 2011.

Restricted Stock Awards.  As part of their retainer, the Board of Directors receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board's restricted stock activity for fiscal 2013:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	6,120	$34.31
Granted	5,724	36.65
Vested	(6,120)	34.31
Forfeited or expired	—	—
Outstanding at end of period	5,724	$36.65

Annual expense related to the value of restricted stock was $0.2 million for each of fiscal 2013, 2012 and 2011, all of which was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of March 31, 2013 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans
Substantially all of our non-bargaining unit employees are eligible to participate in a company sponsored profit sharing plan. It is our policy to fund all costs accrued. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Beginning in fiscal 2013, the profit sharing plan contribution level for each employee will depend upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the profit sharing plan for fiscal 2013 was 5% of each employee's eligible compensation for employees hired on or before April 1, 2012. In addition to the changes in the profit sharing plan for fiscal 2013, we introduced a 401(k) plan that will allow employees to contribute pre-tax earnings up to the maximum amount allowed under the Internal Revenue Code, with an employer match of up to 5% of the employee’s eligible compensation. Our contribution to the profit sharing plan was 15% of each employee's eligible compensation in each of fiscal years 2012 and 2011.
We have an employee stock ownership plan (“ESOP”) covering substantially all of our non-bargaining unit employees. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Beginning in fiscal 2013, the ESOP contribution level for each employee will depend upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the ESOP for fiscal 2013 was 5% of each employee's eligible compensation for employees hired on or before April 1, 2012. Our contribution to the ESOP was 5% of each employee’s eligible compensation in each of the fiscal years 2012 and 2011.
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

The following represents the contribution expense for the profit sharing, ESOP, ESPP and 401(k) plans for fiscal 2013, 2012 and 2011:

Benefit Plan	2013	2012	2011
(In thousands)
Profit sharing	$1,204	$2,616	$2,675
401(K) matching contributions	1,206	—	—
ESOP	1,203	802	815
ESPP	289	262	648
Vertex plan	—	175	—
Total contribution expense	$3,902	$3,855	$4,138

Multiemployer pension plan. In the fourth quarter of fiscal 2013, we concluded negotiations with two collective bargaining units to discontinue our participation in the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan. Our participation in the plan was pursuant to two collective bargaining agreements that each expired on February 28, 2013. Our contributions to the plan were determined in accordance with the provisions of the collective bargaining agreements and were based on a fixed payment per employee for each week worked. In accordance with accounting guidance, we have recorded the required cash contributions to the CSS as an expense in the period incurred.

The risks of participating in a multiemployer pension plan are different from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to a multiemployer fund by each employer are comingled with the assets contributed by other employers and are used to finance the benefits to employees of all participating employers; (2) to the extent that the assets of the fund are insufficient to meet the fund's obligations to all of the employees whose accrued benefits are vested, the plan accrues an “unfunded vested liability”; (3) if a participating employer withdraws from the fund (for example, stops contributing to the plan), the fund is required by law to charge a proportional share of the unfunded vested liability to the withdrawing employer. This is referred to as a withdrawal liability. As a result of the extent to which CSS is underfunded, CSS is considered to be in “critical status” as defined by the Pension Protection Act of 2006. Based upon the most recent information available from the trustees of CSS, our withdrawal liability (that is, our share of the plan's unfunded vested benefit liability) was estimated to be

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $10.0 million if the withdrawal had occurred in calendar year 2012, an increase from an estimate of approximately $7.9 million if the withdrawal had occurred in calendar year 2011.

Accounting guidance for multiemployer pension plans provides that a withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. In fiscal 2013, we discontinued our participation in CSS and as a result we recorded a pre-tax charge of $7.2 million (approximately $4.5 million after tax, or $0.43 per share, fully diluted). This charge represents the discounted value of our estimated withdrawal payment obligation and has been recorded as a charge to cost of sales in our Industrial segment.

Payment of our share of the unfunded vested benefit liability may be made over 20 years and is subject to a cap. At the end of the 20-year period we would have no further liability, even if our share of the unfunded vested benefit liability had not yet been paid in full. The annual payment amount is determined based on (1) the average number of work hours reported to the pension plan trust during the 3 consecutive years with the highest number of contribution work weeks in the 10-year period prior to the withdrawal, multiplied by (2) the highest hourly contribution rate during the 10-year period. We estimate the aggregate cash payments to be made to total approximately $9.3 million, or $467,000 per year beginning some time in fiscal 2014. We have accrued the discounted value of that payment obligation in the “Pension withdrawal” line item on the Consolidated Statement of Income for the fiscal year ended March 31, 2013.

We made contributions to CSS of approximately $0.4 million in each of fiscal 2013, 2012 and 2011. Effective March 1, 2013, we established defined-contribution retirement benefits to our union employees that are similar to those benefits currently offered to our non-union employees. Contributions to this plan for fiscal 2013 were nominal.
Note 9 — Commitments and Contingencies
Leases — We have various operating leases for primarily buildings and land on which some of our operations are located. Future minimum lease payments due under operating leases with an initial term of one year or more at March 31, 2013 are as follows:

(In thousands)	2014	2015	2016	2017	2018	Thereafter
Minimum lease payment	$1,142	$1,196	$1,108	$1,020	$958	$4,947
Total rental expense for the fiscal years 2013, 2012 and 2011 was as follows:

	2013	2012	2011
(In thousands)
Minimum rentals	$818	$617	$552
Contingent rentals	110	102	114
Total rental expense	$928	$719	$666

Litigation -  In the first quarter of fiscal 2013, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provided for a cash payment by us to ICL and provided that both parties enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales (approximately $2.0 million or $0.19 per share, fully diluted, after tax) in the first quarter of fiscal 2013, which was recorded in our Industrial segment.

We are a party from time to time in litigation arising in the ordinary course of our business. To date, other litigation has not had a material effect on us. Legal costs associated with such matters are expensed as incurred.

Asset Retirement Obligations - We have three leases of land and at the end of the lease term (currently 2023 for one lease and 2018 for the other two leases if the leases are not renewed), we have a specified amount of time to remove the property and buildings. At the end of the specified amount of time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: The leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations we have not recorded an asset retirement obligation as of March 31, 2013. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.
Note 10 — Income Taxes
The provisions for income taxes for fiscal 2013, 2012 and 2011 are as follows:

	2013	2012	2011
(In thousands)
Federal — current	$8,967	$8,632	$9,818
State — current	2,417	2,546	2,531
Total current	11,384	11,178	12,349
Federal — deferred	(2,466)	2,796	(69)
State — deferred	(600)	316	(299)
Total deferred	(3,066)	3,112	(368)
Total provision	$8,318	$14,290	$11,981

During fiscal 2013 we amended previously filed U.S. federal tax returns resulting in an increase of $0.8 million in the benefits related to the domestic manufacturing deduction and investment tax credits, which positively impacted our tax rate for the year. Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below.

	2013	2012	2011
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal deduction	4.9%	5.0%	4.7%
ESOP dividend deduction on allocated shares	(1.0)%	(0.7)%	(1.2)%
Domestic production deduction	(2.7)%	(0.9)%	(1.3)%
Impact of amended tax returns	(3.3)%	—%	—%
Other — net	(0.2)%	0.2%	(0.1)%
Total	32.7%	38.6%	37.1%

The tax effects of items comprising our net deferred tax asset (liability) as of March 31, 2013 and April 1, 2012 are as follows:

(In thousands)	2013	2012
Deferred tax assets:
Trade receivables	$188	$184
Stock compensation accruals	776	601
Pension withdrawal liability	2,902	—
Other accruals	1,031	756
Other	69	82
Total deferred tax assets	$4,966	$1,623
Deferred tax liabilities:
Inventories	$(3,319)	$(3,556)
Prepaid	(525)	(703)
Excess of tax over book depreciation	(11,385)	(10,807)
Amortization of intangibles	(354)	(149)
Total deferred tax liabilities	$(15,583)	$(15,215)
Net deferred tax liabilities	$(10,617)	$(13,592)

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2013, the Company has determined that it is more likely than not that the deferred tax assets at March 31, 2013 will be realized either through future taxable income or reversals of taxable temporary differences. As of March 31, 2013 and April 1, 2012, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years beginning with our fiscal year ended March 29, 2009 remain open to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.
Note 11 — Discontinued Operations
During the fiscal year ended March 29, 2009, we agreed to sell our inventory and entered into a marketing agreement regarding the business of our Pharmaceutical segment, which provided pharmaceutical chemicals to retail pharmacies and small-scale pharmaceutical manufacturers. We have no remaining obligations to fulfill under the agreement. The results of the Pharmaceutical segment have been reported as discontinued operations for all periods presented.

Note 12 — Segment Information

We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given our nature, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer's revenues amounted to 10% or more of our total revenue. We have one customer in our Industrial segment that represented 10.3% of Industrial segment sales. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Fiscal Year Ended March 31, 2013:
Sales	$248,556	$101,831	$350,387
Gross profit	28,878	28,058	56,936
Selling, general, and administrative expenses	19,923	11,683	31,606
Operating income	8,955	16,375	25,330
Identifiable assets*	$143,827	$25,448	$169,275
Fiscal Year Ended April 1, 2012:
Sales	$251,451	$92,383	$343,834
Gross profit	40,357	25,511	65,868
Selling, general, and administrative expenses	19,805	10,954	30,759
Operating income	20,552	14,557	35,109
Identifiable assets*	$129,782	$23,543	$153,325
Fiscal Year Ended April 3, 2011:
Sales	$208,724	$88,917	$297,641
Gross profit	36,938	24,964	61,902
Selling, general, and administrative expenses	19,828	10,112	29,940
Operating income	17,110	14,852	31,962
Identifiable assets*	$121,250	$21,139	$142,389

* Unallocated assets consisting primarily of cash and cash equivalents, investments and prepaid expenses were $52.9 million at March 31, 2013, $48.0 million at April 1, 2012 and $41.7 million at April 3, 2011. Additionally, assets associated with the discontinued operations of the Pharmaceutical segment were zero at March 31, 2013, $1.2 million at April 1, 2012 and $0.9 million at April 3, 2011.

In fiscal 2013, gross profit for our Industrial segment was negatively impacted by a $7.2 million (pre-tax) charge related to our withdrawal from a multiemployer pension plan (see Note 8 for further discussion) as well as a $3.2 million (pre-tax) charge related to a legal settlement (see Note 9 for further discussion).

Note 13 — Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)	Fiscal 2013
	First	Second	Third	Fourth
Sales	$90,099	$87,160	$85,527	$87,601
Gross profit	15,307	19,196	8,126	14,307
Selling, general, and administrative expenses	8,227	7,455	7,617	8,307
Operating income	7,080	11,741	509	6,000
Income from continuing operations, net of tax	4,365	7,230	1,348	4,165
Income from discontinued operations, net of tax	18	—	—	—
Net income	$4,383	$7,230	$1,348	$4,165
Basic net income per share	$0.42	$0.69	$0.13	$0.40
Diluted net income per share	$0.42	$0.69	$0.13	$0.39

	Fiscal 2012
	First	Second	Third	Fourth
Sales	$88,594	$87,870	$84,160	$83,210
Gross profit	17,927	18,750	15,679	13,512
Selling, general, and administrative expenses	7,857	7,844	7,163	7,895
Operating income	10,070	10,906	8,516	5,617
Income from continuing operations, net of tax	6,353	6,717	5,285	3,273
Income from discontinued operations, net of tax	374	184	267	232
Net income	$6,727	$6,901	$5,552	$3,505
Basic net income per share	$0.65	$0.67	$0.54	$0.34
Diluted net income per share	$0.65	$0.67	$0.53	$0.34

In the first quarter of fiscal 2013, we recorded a $3.2 million (pre-tax) charge related to a legal settlement (see Note 9 for further discussion).  In the third quarter of fiscal 2013, we recorded a $7.2 million (pre-tax) charge related to our withdrawal from a multiemployer pension plan (see Note 8 for further discussion).  Both items negatively impacted gross profit.

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

Management's Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013, based on the criteria described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 31, 2013.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 31, 2013. That attestation report is set forth immediately following this management report.

/s/ Patrick H. Hawkins	/s/ Kathleen P. Pepski
Patrick H. Hawkins	Kathleen P. Pepski
Chief Executive Officer and President	Vice President, Chief Financial Officer, and Treasurer
May 30, 2013	May 30, 2013

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not Applicable

PART III

Certain information required by Part III is incorporated by reference from Hawkins' definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 1, 2013 (the “2013 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2013 Proxy Statement, no other portions of the 2013 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, their ages and offices held, as of May 24, 2013 are set forth below:

Name	Age	Office
Patrick H. Hawkins	42	Chief Executive Officer and President
Kathleen P. Pepski	58	Vice President, Chief Financial Officer, and Treasurer
Richard G. Erstad	49	Vice President, General Counsel and Secretary
Thomas J. Keller	53	Vice President — Water Treatment Group
Theresa R. Moran	50	Vice President — Quality and Support
John R. Sevenich	55	Vice President — Industrial Group

Patrick H. Hawkins was appointed to serve as our Chief Executive Officer and President in March 2011. He had previously been promoted to the position of President in March 2010 as part of the Board's succession planning efforts. He joined the Company in 1992 and served as the Business Director - Food and Pharmaceuticals, a position he held from 2009 to 2010. Previously he served as Business Manager - Food and Co-Extrusion Products from 2007 to 2009 and Sales Representative - Food Ingredients from 2002 to 2007. He previously served the Company in various other capacities, including Plant Manager, Quality Director and Technical Director.

Kathleen P. Pepski has been the Company's Vice President, Chief Financial Officer and Treasurer since February 2008 and was Secretary from February 2008 to November 2008. She was the Executive Vice President and Chief Financial Officer of PNA Holdings, LLC and Katun Corporation, a supplier of business equipment parts, from 2003 to 2007, the Vice President of Finance of Hoffman Enclosures, a manufacturer of systems enclosures and a subsidiary of Pentair, Inc., from 2002 to 2003, Senior Vice President and Chief Financial Officer of BMC Industries, Inc., a manufacturer of lenses and aperture masks, from 2000 to 2001, and Vice President and Controller at Valspar Corporation, a paint and coatings manufacturer, from 1994 to 2000.

Richard G. Erstad has been the Company's Vice President, General Counsel and Secretary since November 2008. He was General Counsel and Secretary of BUCA, Inc., a restaurant company, from 2005 to 2008. Mr. Erstad had previously been an attorney with the corporate group of Faegre & Benson LLP, a law firm, from 1996 to 2005, where his practice focused on securities law and mergers and acquisitions. He is a member of the Minnesota Bar.

Thomas J. Keller has been the Company's Vice President - Water Treatment Group since April 2012. Prior to attaining this position, Mr. Keller held various positions during his 32-year tenure with the Company, most recently as its Water Treatment General Manager, a position he held since June 2011. Previously, Mr. Keller served as a Regional Manager of the Water Treatment Group from 2002 to 2011.

Theresa R. Moran has been the Company's Vice President - Quality and Support since February 2010. Since joining the Company in 1981, Ms. Moran has served the Company in a variety of positions, including Administration Operations Manager from 1999 to 2007 and most recently as Director - Process Improvement, a position she held from 2007 until the time of her promotion.

John R. Sevenich has been the Company's Vice President - Industrial Group since May 2000. He was the Business Unit Manager of Manufacturing from 1998 to 2000 and was a Sales Representative with the Company from 1989 to 1998.

“Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2012 Proxy Statement are incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, controller and other persons performing similar functions. We have posted the Code of Business Conduct and Ethics on our website located at http://www.hawkinsinc.com. Hawkins' Code of Business Conduct and Ethics is also available in print to any shareholder who requests it in writing from our Corporate Secretary. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, controller and other persons performing similar functions within four business days following the date of such amendment or waiver. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.    EXECUTIVE COMPENSATION
“Compensation of Executive Officers and Directors” of the 2013 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
“Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2013 Proxy Statement are incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
“Election of Directors” and “Related Party Transactions” of the 2013 Proxy Statement are incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
“Independent Registered Public Accounting Firm’s Fees” of the 2013 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets at March 31, 2013 and April 1, 2012.

Consolidated Statements of Income for the fiscal years ended March 31, 2013, April 1, 2012, and April 3, 2011.

Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2013, April 1, 2012, and April 3, 2011.

Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2013, April 1, 2012, and April 3, 2011.

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, April 1, 2012, and April 3, 2011.

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

The following financial statement schedule for the fiscal years 2013, 2012 and 2011.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

Date:	May 30, 2013	By	/s/ Patrick H. Hawkins
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

/s/ Patrick H. Hawkins	Date:	May 30, 2013
Patrick H. Hawkins, Chief Executive Officer and President (Principal Executive Officer) and Director

/s/ Kathleen P. Pepski	Date:	May 30, 2013
Kathleen P. Pepski, Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon	Date:	May 30, 2013
John S. McKeon, Director, Chairman of the Board

/s/ Duane M. Jergenson	Date:	May 30, 2013
Duane M. Jergenson, Director

/s/ Daryl I. Skaar	Date:	May 30, 2013
Daryl I. Skaar, Director

/s/ James A. Faulconbridge	Date:	May 30, 2013
James A. Faulconbridge, Director

/s/ James T. Thompson	Date:	May 30, 2013
James T. Thompson, Director

/s/ Jeffrey L. Wright	Date:	May 30, 2013
Jeffrey L. Wright, Director

/s/ Mary J. Schumacher	Date:	May 30, 2013
Mary J. Schumacher, Director

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED MARCH 31, 2013, APRIL 1, 2012, AND APRIL 3, 2011

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Year Ended March 31, 2013:
Allowance for doubtful accounts	$460	$201	$—	$192	$469
Year Ended April 1, 2012:
Allowance for doubtful accounts	$406	$78	$—	$24	$460
Year Ended April 3, 2011:
Allowance for doubtful accounts	$300	$120	$—	$14	$406

Exhibit Index
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under file number 0-7647.

Exhibit	Description	Method of Filing

3.1	Amended and Second Restated Articles of Incorporation.(1)	Incorporated by Reference

3.2	Amended and Restated By-Laws.(2)	Incorporated by Reference

10.1*	Description of Consulting Arrangement with John S. McKeon.(3)	Incorporated by Reference

10.2*	Hawkins, Inc. 2004 Omnibus Stock Plan.(4)	Incorporated by Reference

10.3*	Form of Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan.(5)	Incorporated by Reference

10.4*	Form of Restricted Stock Agreement (Directors) under the Company’s 2004 Omnibus Stock Plan.(6)	Incorporated by Reference

10.5*	Form of Non-Statutory Stock Option Agreement under the Company’s 2004 Omnibus Stock Plan.(7)	Incorporated by Reference

10.6*	Form of Performance-Based Restricted Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2004 Omnibus Stock Plan.(8)	Incorporated by Reference

10.7*	Hawkins, Inc. 2010 Omnibus Incentive Plan.(9)	Incorporated by Reference

10.8*	Form of Performance-Based Unit Award Notice and Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(10)	Incorporated by Reference

10.9*	Form of Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(11)	Incorporated by Reference

10.10*	Hawkins, Inc. Executive Severance Plan.(12)	Incorporated by Reference

21	Subsidiaries of the registrant	Filed Electronically

23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101
Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended March 31, 2013, filed with the SEC on May 30, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at March 31, 2013 and April 1, 2012, (ii) the Consolidated Statements of Income for the fiscal years ended March 31, 2013, April 1, 2012, and April 3, 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2013, April 1, 2012, and April 3, 2011, (iv) the Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2013, April 1, 2012, and April 3, 2011, (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, April 1, 2012, and April 3, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.
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