Form 10-Q
period 2013-06-30
HAWKINS INC
filed 2013-08-01
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 26, 2013
Common Stock, par value $.05 per share	10,599,987

HAWKINS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 30, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,097	$28,715
Investments available-for-sale	16,048	15,625
Trade receivables — less allowance for doubtful accounts:
$490 as of June 30, 2013 and $469 as of March 31, 2013	37,762	35,920
Inventories	35,265	28,208
Prepaid expenses and other current assets	2,144	2,613
Total current assets	108,316	111,081
PROPERTY, PLANT, AND EQUIPMENT:	156,186	153,055
Less accumulated depreciation and amortization	(64,998)	(62,081)
Net property, plant, and equipment	91,188	90,974
OTHER ASSETS:
Goodwill	6,495	6,495
Intangible assets — less accumulated amortization:
$2,551 as of June 30, 2013 and $2,398 as of March 31, 2013	7,525	7,678
Long-term investments	9,916	5,597
Other	286	323
Total other assets	24,222	20,093
Total assets	$223,726	$222,148
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$20,076	$18,516
Dividends payable	—	3,592
Accrued payroll and employee benefits	4,420	5,391
Deferred income taxes	2,832	2,554
Income tax payable	842	1,446
Other current liabilities	4,410	3,626
Total current liabilities	32,580	35,125
PENSION WITHDRAWAL LIABILITY	7,109	7,136
OTHER LONG-TERM LIABILITIES	1,014	1,653
DEFERRED INCOME TAXES	8,042	8,062
Total liabilities	48,745	51,976
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,528,462 and 10,495,427 shares issued and outstanding for June 30, 2013 and March 31, 2013, respectively	526	525
Additional paid-in capital	48,505	48,779
Retained earnings	126,086	120,974
Accumulated other comprehensive loss	(136)	(106)
Total shareholders’ equity	174,981	170,172
Total liabilities and shareholder's equity	$223,726	$222,148

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	June 30, 2013	July 1, 2012
Sales	$94,744	$90,099
Cost of sales	(77,513)	(74,792)
Gross profit	17,231	15,307
Selling, general and administrative expenses	(8,970)	(8,227)
Operating income	8,261	7,080
Interest (expense) income	(15)	30
Income from continuing operations before income taxes	8,246	7,110
Income tax provision	(3,134)	(2,745)
Income from continuing operations	5,112	4,365
Income from discontinued operations, net of tax	—	18
Net income	$5,112	$4,383
Weighted average number of shares outstanding - basic	10,522,185	10,430,874
Weighted average number of shares outstanding - diluted	10,567,308	10,496,437
Basic earnings per share
Earnings per share from continuing operations	$0.49	$0.42
Earnings per share from discontinued operations	—	—
Basic earnings per share	$0.49	$0.42
Diluted earnings per share
Earnings per share from continuing operations	$0.48	$0.42
Earnings per share from discontinued operations	—	—
Diluted earnings per share	0.48	0.42
Cash dividends declared per common share	$—	$—
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	June 30, 2013	July 1, 2012
Net income	$5,112	$4,383
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(30)	2
Total comprehensive income	$5,082	$4,385
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	June 30, 2013	July 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,112	$4,383
Reconciliation to cash flows:
Depreciation and amortization	3,316	2,328
Deferred income taxes	277	—
Stock compensation expense	251	398
Loss from property disposals	26	116
Changes in operating accounts providing (using) cash:
Trade receivables	(1,842)	(764)
Inventories	(7,057)	1,177
Accounts payable	2,176	8,090
Accrued liabilities	(852)	(4,598)
Income taxes	(604)	2,447
Other	507	468
Net cash provided by operating activities	1,310	14,045
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,063)	(4,248)
Purchases of investments	(9,136)	(2,895)
Sale and maturities of investments	4,345	1,915
Proceeds from property disposals	42	54
Net cash used in investing activities	(8,812)	(5,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,592)	(3,352)
Shares surrendered for payroll taxes	(485)	—
Proceeds from the exercise of stock options	186	—
Excess tax benefit from share-based compensation	(225)	—
Net cash used in financing activities	(4,116)	(3,352)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,618)	5,519
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,715	28,566
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,097	$34,085
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,686	$295
Noncash investing activities - Capital expenditures in accounts payable	$785	$1,959
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accounting policies we follow are set forth in “Item 8. Financial Statements and Supplementary Data, Note 1 – Nature of Business and Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on May 30, 2013. There has been no significant change in our accounting policies since the end of fiscal 2013.
The results of operations for the period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2013 refer to the fiscal year ended March 31, 2013 and references to fiscal 2014 refer to the fiscal year ending March 30, 2014.
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended
	June 30, 2013	July 1, 2012
Weighted-average common shares outstanding—basic	10,522,185	10,430,874
Dilutive impact of stock options, performance units, and restricted stock	45,123	65,563
Weighted-average common shares outstanding—diluted	10,567,308	10,496,437
For the periods ended June 30, 2013 and July 1, 2012, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Cash and Cash Equivalents and Investments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	June 30, 2013
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash	$17,097	$17,097	$—	$—
Certificates of deposit	22,238	—	22,238	—
Municipal bonds	3,726	—	3,726	—

	March 31, 2013
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash	$28,715	$28,715	$—	$—
Certificates of deposit	21,222	—	21,222	—

Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”) and municipal bonds, with original maturities ranging from three months to two years which fall within valuation technique Level 2. The CD’s and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of June 30, 2013, the combined CD’s and municipal bonds in current assets had a fair value of $16.1 million, and in noncurrent assets, the combined CD’s and municipal bonds had a fair value of $9.9 million.
The carrying value of cash and cash equivalents accounts approximates fair value, as original maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of June 30, 2013.
Note 4 – Inventories
Inventories at June 30, 2013 and March 31, 2013 consisted of the following:

	June 30, 2013	March 31, 2013
(In thousands)
Inventory (FIFO basis)	$42,578	$35,281
LIFO reserve	(7,313)	(7,073)
Net inventory	$35,265	$28,208
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $37.7 million at June 30, 2013 and $30.3 million at March 31, 2013. The remainder of the inventory was valued and accounted for under the FIFO method.
The LIFO reserve increased $0.2 million during the three months ended June 30, 2013, and $0.1 million during the three months ended July 1, 2012. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 5 – Goodwill and Intangible Assets
The carrying amount of goodwill as of June 30, 2013 and March 31, 2013 was $6.5 million.
Intangible assets consist primarily of customer lists, trademarks, trade secrets and non-compete agreements classified as finite life and trade names classified as indefinite life, related to business acquisitions. A summary of our intangible assets as of June 30, 2013 and March 31, 2013 were as follows:

	June 30, 2013			March 31, 2013
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$5,508	$(1,050)	$4,458	$5,508	$(981)	$4,527
Trademark	1,240	(305)	935	1,240	(274)	966
Trade secrets	962	(672)	290	962	(640)	322
Carrier relationships	800	(197)	603	800	(177)	623
Other finite-life intangible assets	339	(327)	12	339	(326)	13
Total finite-life intangible assets	8,849	(2,551)	6,298	8,849	(2,398)	6,451
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$10,076	$(2,551)	$7,525	$10,076	$(2,398)	$7,678
Note 6 – Income Taxes
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

Note 7 – Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss on our balance sheet, net of tax, were as follows:

(In thousands)	June 30, 2013	March 31, 2013
Unrealized gain (loss) on:
Available-for-sale investments	$(19)	$11
Post-retirement plan liability	(117)	(117)
Accumulated other comprehensive loss	$(136)	$(106)
Note 8 – Share-Based Compensation
Stock Option Awards. Although no stock options have been granted since the fiscal year ended March 28, 2010, our Board of Directors has approved a long-term incentive equity compensation arrangement for our executive officers which provides for the grant of non-qualified stock options that vested at the end of a three-year period. As of June 30, 2013, we had 9,333 stock options outstanding and exercisable at a weighted average exercise price of $19.90. No compensation expense was recorded related to stock options for the three months ended June 30, 2013. Compensation expense for the three months ended July 1, 2012 related to stock options was nominal.
Performance-Based Restricted Stock Units. Our Board of Directors (“the Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2014 and 2013. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 39,833 shares in the aggregate for fiscal 2014. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the three months ended June 30, 2013:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	63,244	$34.26
Granted	28,648	40.25
Vested	(36,182)	35.20
Forfeited or expired	(3,606)	33.01
Outstanding at end of period	52,104	$36.99
We recorded compensation expense of $0.1 million and $0.3 million related to performance share units and restricted stock for the three months ended June 30, 2013 and July 1, 2012, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of June 30, 2013, there were 5,724 shares of restricted stock with a weighted averaged grant date fair value of $36.65 outstanding under this program. Compensation expense for the three months ended June 30, 2013 and July 1, 2012 related to restricted stock awards to the Board was $0.1 million.

Note 9 – Employee Pension Plans

Multiemployer pension plan. In fiscal 2013, we concluded negotiations with two collective bargaining units to discontinue our participation in the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan. As a result, we recorded a pre-tax charge of $7.2 million (approximately $4.5 million after tax, or $0.43 per share, fully diluted) in the third quarter of fiscal 2013. This charge represents the discounted value of our estimated withdrawal payment obligation and was recorded as a charge to cost of sales in our Industrial segment.

Payment of our share of the unfunded vested benefit liability may be made over 20 years and is subject to a cap. At the end of the 20-year period we would have no further liability, even if our share of the unfunded vested benefit liability had not yet been paid in full. We estimate the aggregate cash payments to be made to total approximately $9.3 million, or $467,000 per year beginning later in fiscal 2014.

Effective March 1, 2013, we established defined-contribution retirement benefits to our union employees that are similar to those benefits currently offered to our non-union employees.
Note 10 – Litigation, Commitments and Contingencies
Litigation — We are a party from time to time to ordinary routine litigation incidental to the business. Legal fees associated with such matters are expensed as incurred.
In the first quarter of fiscal 2013, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pretax income recorded in cost of sales in our Industrial segment (approximately $2.0 million or $0.19 per share, fully diluted, after tax) in the first quarter of fiscal 2013.
Note 11 – Segment Information
We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in our fiscal 2013 Annual Report on Form 10-K. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given our nature, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer's revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

(In thousands)	Industrial	Water Treatment	Total
Three months ended June 30, 2013:
Sales	67,031	27,713	$94,744
Gross profit	9,222	8,009	17,231
Selling, general, and administrative expenses	5,434	3,536	8,970
Operating income	3,788	4,473	8,261
Three months ended July 1, 2012:
Sales	62,151	27,948	$90,099
Gross profit	7,276	8,031	15,307
Selling, general, and administrative expenses	5,092	3,135	8,227
Operating income	2,184	4,896	7,080

In fiscal 2013, gross profit for our Industrial segment was negatively impacted by a $3.2 million (pre-tax) charge related to the legal settlement discussed in Note 10.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2013 as compared to July 1, 2012. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“fiscal 2013”). References to fiscal 2014 refer to the fiscal year ending March 30, 2014.
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

We have continued to invest in growing our business. During fiscal 2013, we completed construction of a new Industrial manufacturing facility in Rosemount, Minnesota. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. While we have transferred some blending and manufacturing activity to the Rosemount site, we do not intend to close any sites we currently operate as a result of this transfer of activity. In the first quarter of fiscal 2014, we incurred incremental costs related to this new facility of approximately $0.6 million, which have been recorded in cost of sales in our Industrial segment. We anticipate full-year incremental costs of approximately $1.3 million in fiscal 2014 to operate this facility for the entire year.

In April 2013, we moved into a new corporate headquarters located in Roseville, Minnesota. The move was necessary because we had outgrown our former corporate headquarters that had been our home for over 60 years. As a result of this move, we incurred incremental costs during the first quarter of fiscal 2014 of approximately $0.3 million, recorded in selling, general and administrative expenses and allocated among both our Water Treatment and Industrial segments during the first quarter of fiscal 2014. We expect to incur incremental costs of approximately $1.0 million in fiscal 2014 to lease and operate this facility for the entire year.

In the first quarter of fiscal 2013, we entered into a settlement agreement with ICL Performance Products LP (“ICL”), a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provided for a cash payment by us to ICL and provided that both parties enter into new contracts for the supply by ICL of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales in our Industrial segment (approximately $2.0 million after tax or $0.19 per share, fully diluted) in the first quarter of fiscal 2013.

In fiscal 2014, we expect to vacate our leased facility currently used to serve our bulk pharmaceutical customers. We will transfer production of certain products to our other Industrial production facilities and discontinue production of the remaining product lines. As a result, we recorded pre-tax charges of approximately $0.4 million in cost of sales in our Industrial segment (approximately $0.2 million after tax) related to accelerated depreciation on leasehold improvements and manufacturing equipment related to this facility in the first quarter of fiscal 2014. We expect to incur additional pre-tax charges of $0.4 to $0.6 million during the second quarter of fiscal 2014 related to additional depreciation expense and other costs associated with exiting this facility.

We use the last in, first out (“LIFO”) method for valuing substantially all of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current bulk chemical raw material prices. We recorded a $0.2 million increase in our LIFO reserve for the three months ended June 30, 2013, and a $0.1 million increase in our LIFO reserve for the three months ended July 1, 2012, both of which decreased our gross profit for the respective periods by that amount.

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended
	June 30, 2013	July 1, 2012
Sales	100.0%	100.0%
Cost of sales	(81.8)%	(83.0)%
Gross profit	18.2%	17.0%
Selling, general and administrative expenses	(9.5)%	(9.1)%
Operating income	8.7%	7.9%
Investment income	—%	—%
Income from continuing operations before income taxes	8.7%	7.9%
Income tax provision	(3.3)%	(3.0)%
Income from continuing operations	5.4%	4.9%
Income from discontinued operations, net of tax	—%	—%
Net income	5.4%	4.9%
Three Months Ended June 30, 2013 Compared to the Three Months Ended July 1, 2012
Sales
Sales increased $4.6 million, or 5.2%, to $94.7 million for the three months ended June 30, 2013, as compared to $90.1 million for the same period of the prior year. Sales of bulk chemicals, including caustic soda, were approximately 23% of sales during the three months ended June 30, 2013 as compared to 21% during the same period of the prior year.
Industrial Segment. Industrial segment sales increased $4.9 million, or 7.9%, to $67.0 million for the three months ended June 30, 2013, as compared to $62.2 million for the same period of the prior year. The increase in sales was due to increased sales volumes, primarily in our bulk and commodity products which carry lower per-unit selling prices and margins. In addition, we were unable to pass along cost increases in certain cases due to heightened competitive pressures, which negatively impacted our sales growth in this quarter.
Water Treatment Segment. Water Treatment segment sales decreased slightly to $27.7 million for the three months ended June 30, 2013, as compared to $27.9 million for the same period of the prior year. Sales volumes in this segment were relatively unchanged year over year as growth in its newer branches offset the negative impact of significantly less favorable weather conditions this quarter as compared to the same period of the prior year.
Gross Profit
Gross profit increased $1.9 million to $17.2 million, or 18.2% of sales, for the three months ended June 30, 2013, as compared to $15.3 million, or 17.0% of sales, for the same period of the prior year. Gross profit was negatively impacted by the incremental costs to operate our new Industrial manufacturing facility ($0.6 million) as well as the costs incurred related to exiting the leased facility currently used to serve our bulk pharmaceutical customers ($0.4 million). Gross profit was also negatively impacted by a product mix shift to lower-margin bulk and commodity products and, in certain cases, our inability to pass along cost increases due to heightened competitive pressures as well as unfavorable weather conditions. The prior year's gross profit was adversely impacted by the $3.2 million charge resulting from the litigation settlement in the first quarter of fiscal 2013. The settlement charge constituted 3.6% of sales for that quarter. The LIFO method of valuing inventory decreased gross profit by $0.2 million for the current quarter and $0.1 million for the same period of the prior year.

Industrial Segment. Gross profit for the Industrial segment increased $1.9 million to $9.2 million, or 13.8% of sales, for the three months ended June 30, 2013, as compared to $7.3 million, or 11.7% of sales, for the same period of the prior year. Gross profit was negatively impacted by the incremental costs to operate our new Industrial manufacturing facility ($0.6 million) as well as the costs incurred related to exiting the leased facility currently used to serve our bulk pharmaceutical customers ($0.4 million). Despite higher sales volumes, gross profit was also negatively impacted by a product mix shift to lower-margin bulk and commodity products and, in certain cases, our inability to pass along cost increases due to heightened competitive pressures. The prior year's gross profit was adversely impacted by the $3.2 million charge resulting from the litigation settlement in the first quarter of fiscal 2013. The settlement charge constituted 5.2% of Industrial segment sales for that quarter

The LIFO method of valuing inventory decreased gross profit in this segment by $0.2 million for the current quarter and $0.1 million for the same period of the prior year.
Water Treatment Segment. Gross profit for the Water Treatment segment was $8.0 million, or 28.9% of sales, for the three months ended June 30, 2013, and $8.0 million, or 28.7% of sales, for the same period in the prior year. While this segment reported growth in its newer branches, this was offset by the negative impact of significantly less favorable weather conditions this quarter as compared to the same period in the prior year. The LIFO Method of valuing inventory nominally decreased gross profit for the current quarter and the same period of the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $9.0 million, or 9.5% of sales, for the three months ended June 30, 2013, as compared to $8.2 million, or 9.1% of sales, for the same period of the prior year. The increase in expenses was primarily driven by the $0.3 million of costs related to our new headquarters facility as well as additional sales staffing costs.
Operating Income
Operating income was $8.3 million for the three months ended June 30, 2013 and $7.1 million for the same period of the prior year. Operating income for the Industrial segment increased $1.6 million and operating income for the Water Treatment segment decreased $0.4 million, primarily as a result of the impact to gross profit for the items discussed above.
Provision for Income Taxes
Our effective income tax rate was 38.0% for the three months ended June 30, 2013 and 38.6% for the same period of the prior year. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash provided by operating activities for the three months ended June 30, 2013 was $1.3 million compared to $14.0 million for the same period of the prior year. The decrease in cash provided by operating activities was due to an increase in cash used to fund working capital, primarily relating to the timing of inventory purchases and the payment of trade payables. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Inventory levels at June 30, 2013 were higher due to additional volumes on hand to guard against potential delays in barge receipts. Additionally, inventory levels increased due to added storage capacity at our new Industrial production facility. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the period of April through September.
Cash and investments available-for-sale of $43.1 million at June 30, 2013 decreased by $6.8 million as compared with the $49.9 million available as of March 31, 2013, primarily due to the increase in inventories of $7.1 million discussed above, as well as capital expenditures and dividends paid during that period.
We expect cash balances and our cash flows from operations will be sufficient to fund our cash requirements in fiscal 2014.
Capital expenditures were $4.1 million for the three months ended June 30, 2013, as compared to $4.2 million in the same period of the prior fiscal year. Significant capital expenditures during the three months ended June 30, 2013 consisted of approximately $1.4 million related to our new corporate headquarters and $0.5 million related to our new Industrial manufacturing facility. Other capital spending was related to regulatory, safety, and facility improvements and replacement trucks for the Water Treatment segment.
Critical Accounting Policies
Our significant accounting policies are set forth in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The accounting policies used in preparing our interim fiscal 2014 condensed consolidated financial statements are the same as those described in our Annual Report.
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2013, our investment portfolio included $26.0 million of certificates of deposit and municipal bonds classified as fixed income securities and cash and cash equivalents of $17.1 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.
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
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
c) The following table sets forth information concerning purchases of our common stock for the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
04/01/13 - 04/28/13	12,480	$38.83	—	—
04/29/13 - 05/26/13	—	—	—	—
05/27/13 - 06/30/13	—	—	—	—

(1)The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 30, 2013 filed with the SEC on July 31, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and March 31, 2013, (ii) the Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2013 and July 1, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2013 and July 1, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2013 and July 1, 2012, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: July 31, 2013

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 30, 2013 filed with the SEC on July 31, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and March 31, 2013, (ii) the Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2013 and July 1, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2013 and July 1, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2013 and July 1, 2012, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically