Form 10-Q
period 2013-09-29
HAWKINS INC
filed 2013-10-31
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 26, 2013
Common Stock, par value $.05 per share	10,606,042

HAWKINS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 29, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,111	$28,715
Investments available-for-sale	15,095	15,625
Trade receivables — less allowance for doubtful accounts:
$418 as of September 29, 2013 and $469 as of March 31, 2013	36,808	35,920
Inventories	31,626	28,208
Prepaid expenses and other current assets	1,348	2,613
Total current assets	113,988	111,081
PROPERTY, PLANT, AND EQUIPMENT:	156,228	153,055
Less accumulated depreciation and amortization	(66,087)	(62,081)
Net property, plant, and equipment	90,141	90,974
OTHER ASSETS:
Goodwill	6,495	6,495
Intangible assets — less accumulated amortization:
$2,704 as of September 29, 2013 and $2,398 as of March 31, 2013	7,372	7,678
Long-term investments	10,601	5,597
Other	244	323
Total other assets	24,712	20,093
Total assets	$228,841	$222,148
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$17,979	$18,516
Dividends payable	3,818	3,592
Accrued payroll and employee benefits	5,203	5,391
Deferred income taxes	2,832	2,554
Income tax payable	1,639	1,446
Other current liabilities	4,192	3,626
Total current liabilities	35,663	35,125
PENSION WITHDRAWAL LIABILITY	7,035	7,136
OTHER LONG-TERM LIABILITIES	950	1,653
DEFERRED INCOME TAXES	8,033	8,062
Total liabilities	51,681	51,976
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,547,882 and 10,495,427 shares issued and outstanding for September 29, 2013 and March 31, 2013, respectively	528	525
Additional paid-in capital	49,307	48,779
Retained earnings	127,475	120,974
Accumulated other comprehensive loss	(150)	(106)
Total shareholders’ equity	177,160	170,172
Total liabilities and shareholder's equity	$228,841	$222,148

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Sales	$86,599	$87,160	$181,343	$177,259
Cost of sales	(70,029)	(67,964)	(147,542)	(142,756)
Gross profit	16,570	19,196	33,801	34,503
Selling, general and administrative expenses	(8,293)	(7,455)	(17,263)	(15,682)
Operating income	8,277	11,741	16,538	18,821
Interest (expense) income	(12)	34	(27)	64
Income from continuing operations before income taxes	8,265	11,775	16,511	18,885
Income tax provision	(3,058)	(4,545)	(6,192)	(7,290)
Income from continuing operations	5,207	7,230	10,319	11,595
Income from discontinued operations, net of tax	—	—	—	18
Net income	$5,207	$7,230	$10,319	$11,613
Weighted average number of shares outstanding - basic	10,545,719	10,458,922	10,533,951	10,444,898
Weighted average number of shares outstanding - diluted	10,588,747	10,519,400	10,582,318	10,513,213
Basic earnings per share
Earnings per share from continuing operations	$0.49	$0.69	$0.98	$1.11
Earnings per share from discontinued operations	—	—	—	—
Basic earnings per share	$0.49	$0.69	$0.98	$1.11
Diluted earnings per share
Earnings per share from continuing operations	$0.49	$0.69	$0.98	$1.10
Earnings per share from discontinued operations	—	—	—	—
Diluted earnings per share	$0.49	$0.69	$0.98	$1.10
Cash dividends declared per common share	$0.36	$0.34	$0.36	$0.34
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income	$5,207	$7,230	$10,319	$11,613
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(13)	4	(43)	6
Unrealized gain (loss) on post-retirement liability	—	78	—	78
Total other comprehensive income (loss)	(13)	82	(43)	84
Total comprehensive income	$5,194	$7,312	$10,276	$11,697
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	September 29, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,319	$11,613
Reconciliation to cash flows:
Depreciation and amortization	6,748	4,761
Stock compensation expense	596	840
Loss from property disposals	53	129
Changes in operating accounts providing (using) cash:
Trade receivables	(888)	2,066
Inventories	(3,418)	(3,882)
Accounts payable	274	5,052
Accrued liabilities	(424)	(2,453)
Income taxes	193	4,469
Other	1,343	864
Net cash provided by operating activities	14,796	23,459
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(6,529)	(11,883)
Purchases of investments	(13,791)	(12,940)
Sale and maturities of investments	9,245	4,855
Acquisitions	—	(100)
Proceeds from property disposals	55	113
Net cash used in investing activities	(11,020)	(19,955)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,592)	(3,352)
New shares issued	459	500
Shares surrendered for payroll taxes	(485)	—
Proceeds from the exercise of stock options	186	330
Excess tax benefit from share-based compensation	52	159
Net cash used in financing activities	(3,380)	(2,363)
NET INCREASE IN CASH AND CASH EQUIVALENTS	396	1,141
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,715	28,566
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,111	$29,707
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$5,947	$2,659
Noncash investing activities - Capital expenditures in accounts payable	$589	$2,167
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
The results of operations for the six month period ended September 29, 2013 are not necessarily indicative of the results that may be expected for the full year.
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
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Weighted-average common shares outstanding—basic	10,545,719	10,458,922	10,533,951	10,444,898
Dilutive impact of stock options, performance units, and restricted stock	43,028	60,478	48,367	68,315
Weighted-average common shares outstanding—diluted	10,588,747	10,519,400	10,582,318	10,513,213
For the three and six months ended September 29, 2013 and September 30, 2012, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Cash and Cash Equivalents and Investments
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	September 29, 2013
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash	$29,111	$29,111	$—	$—
Certificates of deposit	21,989	—	21,989	—
Municipal bonds	3,707	—	3,707	—

	March 31, 2013
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash	$28,715	$28,715	$—	$—
Certificates of deposit	21,222	—	21,222	—
Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”) and municipal bonds, with original maturities ranging from three months to two years that fall within valuation technique Level 2. The CD’s and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of September 29, 2013, the combined CD’s and municipal bonds in current assets had a fair value of $15.1 million and in noncurrent assets, the combined CD’s and municipal bonds had a fair value of $10.6 million.
The carrying value of cash and cash equivalents accounts approximates fair value, as original maturities are three months or less. We did not have any financial liability instruments subject to recurring fair value measurements as of September 29, 2013.
Note 4 – Inventories
Inventories at September 29, 2013 and March 31, 2013 consisted of the following:

	September 29, 2013	March 31, 2013
(In thousands)
Inventory (FIFO basis)	$38,588	$35,281
LIFO reserve	(6,962)	(7,073)
Net inventory	$31,626	$28,208
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $34.5 million at September 29, 2013 and $30.3 million at March 31, 2013. The remainder of the inventory was valued and accounted for under the FIFO method.
The LIFO reserve decreased $0.4 million during the three months ended September 29, 2013, and increased $0.1 million during the three months ended September 30, 2012. During the six months ended September 29, 2013 the LIFO reserve decreased $0.1 million, and for the six months ended September 30, 2012 the LIFO reserve increased $0.2 million. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 5 – Goodwill and Intangible Assets
Goodwill. The carrying amount of goodwill as of September 29, 2013 and March 31, 2013 was $6.5 million.
Intangible assets. Intangible assets consist primarily of customer lists, trademarks, trade secrets and non-compete agreements classified as finite life and trade names classified as indefinite life, related to business acquisitions. A summary of our intangible assets as of September 29, 2013 and March 31, 2013 were as follows:

	September 29, 2013			March 31, 2013
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$5,508	$(1,119)	$4,389	$5,508	$(981)	$4,527
Trademark	1,240	(336)	904	1,240	(274)	966
Trade secrets	962	(704)	258	962	(640)	322
Carrier relationships	800	(217)	583	800	(177)	623
Other finite-life intangible assets	339	(328)	11	339	(326)	13
Total finite-life intangible assets	8,849	(2,704)	6,145	8,849	(2,398)	6,451
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$10,076	$(2,704)	$7,372	$10,076	$(2,398)	$7,678
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

Note 7 – Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss on our balance sheet, net of tax, were as follows:

(In thousands)	September 29, 2013	March 31, 2013
Unrealized gain (loss) on:
Available-for-sale investments	$(33)	$11
Post-retirement plan liability	(117)	(117)
Accumulated other comprehensive loss	$(150)	$(106)
Note 8 – Share-Based Compensation
Stock Option Awards. Although no stock options have been granted since the fiscal year ended March 28, 2010, our Board of Directors (the "Board") previously approved a long-term incentive equity compensation arrangement for our executive officers that provided for the grant of non-qualified stock options that vested at the end of a three-year period. As of September 29, 2013, we had 9,333 stock options outstanding and exercisable at a weighted average exercise price of $19.90. No compensation expense was recorded related to stock options for the three and six months ended September 29, 2013. Compensation expense for the three and six month periods ended September 30, 2012 related to stock options was nominal.

Performance-Based Restricted Stock Units. The Board approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2014 and 2013. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 39,833 shares in the aggregate for fiscal 2014. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the six months ended September 29, 2013:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	63,244	$34.26
Granted	28,648	40.25
Vested	(36,182)	35.20
Forfeited or expired	(3,606)	33.01
Outstanding at end of period	52,104	$36.99
We recorded compensation expense of $0.2 million and $0.3 million related to performance share units and restricted stock for the three and six months ended September 29, 2013. We recorded compensation expense of $0.3 million and $0.6 million related to performance share units and restricted stock for the three and six months ended September 30, 2012. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of September 29, 2013, there were 6,055 shares of restricted stock with a weighted averaged grant date fair value of $40.42 outstanding under this program. Compensation expense for the three and six months ended September 29, 2013 and September 30, 2012 related to restricted stock awards to the Board was $0.1 million.

Note 9 – Employee Pension Plans

Multiemployer pension plan. In fiscal 2013, we concluded negotiations with two collective bargaining units to discontinue our participation in the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan. As a result, we recorded a pre-tax charge of $7.2 million (approximately $4.5 million after tax, or $0.43 per share, fully diluted) in the third quarter of fiscal 2013. This charge represents the discounted value of our withdrawal payment obligation and was recorded as a charge to cost of sales in our Industrial segment.

Payment of our share of the unfunded vested benefit liability will be made over 20 years and is subject to a cap. At the end of the 20-year period we will have no further liability, even if our share of the unfunded vested benefit liability has not yet been paid in full. The aggregate cash payments to be made will total approximately $9.3 million, or $467,000 per year, with the first payment due on October 1, 2013.

Effective March 1, 2013, we established defined-contribution retirement benefits to our union employees that are similar to those benefits currently offered to our non-union employees.

Note 10 – Litigation, Commitments and Contingencies

Litigation — There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.
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

(In thousands)	Industrial	Water Treatment	Total
Three months ended September 29, 2013:
Sales	$56,683	$29,916	$86,599
Gross profit	7,282	9,288	16,570
Selling, general, and administrative expenses	4,881	3,412	8,293
Operating income	2,401	5,876	8,277
Three months ended September 30, 2012:
Sales	$57,214	$29,946	$87,160
Gross profit	10,089	9,107	19,196
Selling, general, and administrative expenses	4,438	3,017	7,455
Operating income	5,651	6,090	11,741
Six months ended September 29, 2013:
Sales	$123,714	$57,629	$181,343
Gross profit	16,504	17,297	33,801
Selling, general, and administrative expenses	10,315	6,948	17,263
Operating income	6,189	10,349	16,538
Six months ended September 30, 2012:
Sales	$119,365	$57,894	$177,259
Gross profit	17,365	17,138	34,503
Selling, general, and administrative expenses	9,530	6,152	15,682
Operating income	7,835	10,986	18,821

Gross profit for our Industrial segment for the six months ended September 30, 2012 was negatively impacted by a $3.2 million (pre-tax) charge in the first quarter of fiscal 2013 related to the legal settlement discussed in Note 10.
Note 12 – Subsequent Events

On October 1, 2013, we acquired substantially all of the assets of Advance Chemical Solutions, Inc. (“ACS”), under the terms of an asset purchase agreement with ACS and its shareholders. We paid $2.5 million in cash at closing, and may be obligated to pay an additional $0.5 million in the aggregate to ACS over the next three years. The amount of such payments will be based on the achievement of certain financial performance targets for each of the next three years.

ACS, with revenues of approximately $4 million for the 12 months ended September 30, 2013, is located near Tulsa, Oklahoma, and will operate as part of our Water Treatment Group. The results of its operations will be included in our Water Treatment Segment.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 29, 2013 as compared to September 30, 2012. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“fiscal 2013”). References to fiscal 2014 refer to the fiscal year ending March 30, 2014.
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

We have continued to invest in growing our business. During fiscal 2013, we completed construction of a new Industrial manufacturing facility in Rosemount, Minnesota. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. While we have transferred some blending and manufacturing activity to the Rosemount site, we do not intend to close any sites we currently operate as a result of this transfer of activity. In the first half of fiscal 2014, we incurred incremental costs related to this new facility of approximately $1.0 million, which have been recorded in cost of sales in our Industrial segment. We anticipate full-year incremental costs of approximately $1.3 million in fiscal 2014 to operate this facility for the entire year as we began to incur start-up costs during the second half of fiscal 2013.

In April 2013, we moved into a new corporate headquarters located in Roseville, Minnesota. The move was necessary because we had outgrown our former corporate headquarters that had been our home for over 60 years. As a result of this move, we incurred incremental costs during the first half of fiscal 2014 of approximately $0.5 million, recorded in selling, general and administrative expenses and allocated among both our Water Treatment and Industrial segments during the first half of fiscal 2014. We expect to incur incremental costs of approximately $1.1 million in fiscal 2014 to lease and operate this facility for the entire year.

In the first quarter of fiscal 2013, we entered into a settlement agreement with a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provided for a cash payment by us to the supplier and provided that both parties enter into new contracts for the supply by the supplier of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales in our Industrial segment (approximately $2.0 million after tax or $0.19 per share, fully diluted) in the first quarter of fiscal 2013.

In the second quarter of fiscal 2014, we vacated the leased facility used to serve our bulk pharmaceutical customers and transferred production of certain products to our other Industrial production facilities while discontinuing production of the remaining product lines. As a result, we recorded a pre-tax charge of approximately $0.8 million in cost of sales in our Industrial segment (approximately $0.5 million after tax) primarily related to accelerated depreciation on leasehold improvements and manufacturing equipment related to this facility in the first half of fiscal 2014.

We use the last in, first out (“LIFO”) method for valuing substantially all of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current bulk chemical raw material prices. We recorded a $0.4 million decrease in our LIFO reserve for the three months ended September 29, 2013 and a $0.1 million decrease in our LIFO reserve for the six months ended September 29, 2013, both of which increased our gross profit in those periods by those amounts. We recorded a $0.1 million increase in our LIFO reserve for the three months ended September 30, 2012 and a $0.2 million increase in our LIFO reserve for the six months ended September 30, 2012, both of which decreased our gross profit for the respective periods by those amounts.

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Six months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(80.9)%	(78.0)%	(81.4)%	(80.5)%
Gross profit	19.1%	22.0%	18.6%	19.5%
Selling, general and administrative expenses	(9.6)%	(8.6)%	(9.5)%	(8.8)%
Operating income	9.5%	13.4%	9.1%	10.7%
Interest (expense) income	—%	—%	—%	—%
Income from continuing operations before income taxes	9.5%	13.4%	9.1%	10.7%
Income tax provision	(3.5)%	(5.2)%	(3.4)%	(4.1)%
Income from continuing operations	6.0%	8.2%	5.7%	6.6%
Income from discontinued operations, net of tax	—%	—%	—%	—%
Net income	6.0%	8.2%	5.7%	6.6%
Three Months Ended September 29, 2013 Compared to the Three Months Ended September 30, 2012
Sales
Sales decreased $0.6 million, or 0.6%, to $86.6 million for the three months ended September 29, 2013, as compared to $87.2 million for the same period of the prior year. Sales of bulk chemicals accounted for approximately 24% of sales dollars during the second quarter of both fiscal 2014 and fiscal 2013, despite an increase in the volumes of bulk and commodity products sold, which carry lower per unit selling prices.
Industrial Segment. Industrial segment sales decreased $0.5 million, or 0.9%, to $56.7 million for the three months ended September 29, 2013, as compared to $57.2 million for the same period of the prior year, despite an increase in the volumes of bulk and commodity products sold, which carry lower per unit selling prices. In addition, we were unable to pass along cost increases in certain cases due to heightened competitive pressures, which negatively impacted our sales growth in this quarter.
Water Treatment Segment. Water Treatment segment sales for the second quarter of fiscal 2014 were $29.9 million, unchanged from the same period of the prior year. Favorable weather conditions late in the quarter and sales growth in its newer branches offset the negative impact of less favorable weather conditions for the majority of the quarter.
Gross Profit
Gross profit decreased $2.6 million to $16.6 million, or 19.1% of sales, for the three months ended September 29, 2013, as compared to $19.2 million, or 22.0% of sales, for the same period of the prior year. Gross profit in the Industrial segment declined $2.8 million, while gross profit in the Water Treatment segment increased $0.2 million as discussed below. The LIFO method of valuing inventory increased gross profit by $0.4 million for the current quarter, while it decreased gross profit by $0.1 million for the same period of the prior year.
Industrial Segment. Gross profit for the Industrial segment decreased $2.8 million to $7.3 million, or 12.8% of sales, for the three months ended September 29, 2013, as compared to $10.1 million, or 17.6% of sales, for the same period of the prior year. Gross profit was negatively impacted by the incremental costs to operate our new manufacturing facility ($0.4 million) as well as the costs incurred to exit the leased facility used to serve our bulk pharmaceutical customers ($0.4 million). Gross profit was also negatively impacted by a shift in product mix to lower-margin bulk and commodity products and, in certain cases, our inability to pass along cost increases due to heightened competitive pressures. The LIFO method of valuing inventory increased gross profit in this segment by $0.4 million for the current quarter, while it decreased gross profit in this segment by $0.1 million for the same period of the prior year.
Water Treatment Segment. Gross profit for the Water Treatment segment was $9.3 million, or 31.0% of sales, for the three months ended September 29, 2013, and $9.1 million, or 30.4% of sales, for the same period in the prior year. Favorable weather conditions later in the quarter, along with growth from its newer branches, more than offset the negative impact of less favorable weather conditions for the majority of the quarter. The LIFO Method of valuing inventory nominally impacted gross profit for the current quarter and the same period of the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $8.3 million, or 9.6% of sales, for the three months ended September 29, 2013, as compared to $7.5 million, or 8.6% of sales, for the same period of the prior year. The increase in expenses was driven by the $0.3 million of costs related to our new headquarters facility, as well as additional sales staffing costs in both segments.
Operating Income
Operating income was $8.3 million for the three months ended September 29, 2013 and $11.7 million for the same period of the prior year. Operating income for the Industrial segment decreased $3.3 million and operating income for the Water Treatment segment decreased $0.2 million, primarily as a result of the lower gross profit in our Industrial segment and higher selling, general and administrative expenses incurred within and allocated to both segments discussed above.
Provision for Income Taxes
Our effective income tax rate was 37.0% for the three months ended September 29, 2013 and 38.6% for the same period of the prior year. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.
Six months ended September 29, 2013 Compared to the Six months ended September 30, 2012
Sales
Sales increased $4.1 million, or 2.3%, to $181.3 million for the six months ended September 29, 2013, as compared to $177.3 million for the same period of the prior year. Sales of bulk chemicals were approximately 24% of sales dollars during the six month period ended September 29, 2013, compared to 23% during the same period of the prior year.
Industrial Segment. Industrial segment sales increased $4.3 million, or 3.6%, to $123.7 million for the six months ended September 29, 2013, as compared to $119.4 million for the same period of the prior year. The increase in sales was due to increased sales volumes, primarily in our bulk and commodity products which carry lower per-unit selling prices and margins. In addition, we were unable to pass along cost increases in certain cases due to heightened competitive pressures, which negatively impacted our sales growth in this six month period.
Water Treatment Segment. Water Treatment segment sales decreased $0.3 million to $57.6 million for the six months ended September 29, 2013, as compared to $57.9 million for the same period of the prior year. Growth in its newer branches, along with favorable weather conditions late in the second quarter, partially offset the negative impact of less favorable weather conditions for the majority of the six month period of this fiscal year as compared to the same period of the prior year.
Gross Profit
Gross profit decreased $0.7 million to $33.8 million, or 18.6% of sales, for the six months ended September 29, 2013, as compared to $34.5 million, or 19.5% of sales, for the same period of the prior year. Gross profit in the Industrial segment decreased $0.9 million, while gross profit in the Water Treatment segment increased $0.2 million. The prior year's gross profit was adversely impacted by the $3.2 million charge resulting from the litigation settlement in the first quarter of fiscal 2013. The settlement charge constituted 1.8% of total sales for the six month period. The LIFO method of valuing inventory increased gross profit by $0.1 million for the six months ended September 29, 2013, while it decreased gross profit by $0.2 million for the same period of the prior year.
Industrial Segment. Gross profit for the Industrial segment decreased $0.9 million to $16.5 million, or 13.3% of sales, for the six months ended September 29, 2013, as compared to $17.4 million, or 14.5% of sales, for the same period of the prior year. Gross profit was negatively impacted by the incremental costs to operate our new manufacturing facility ($1.0 million) as well as the costs incurred to exit the leased facility used to serve our bulk pharmaceutical customers ($0.8 million). Despite higher overall sales volumes, gross profit was also negatively impacted by a product mix shift to lower-margin bulk and commodity products and, in certain cases, our inability to pass along cost increases due to heightened competitive pressures. The prior year's gross profit was adversely impacted by the $3.2 million charge resulting from the litigation settlement in the first quarter of fiscal 2013. The settlement charge constituted 2.7% of Industrial segment sales for the six month period. The LIFO method of valuing inventory increased gross profit in this segment by $0.1 million for the six months ended September 29, 2013, while it decreased gross profit in this segment by $0.1 million for the same period of the prior year.

Water Treatment Segment. Gross profit for the Water Treatment segment was $17.3 million, or 30.0% of sales, for the six months ended September 29, 2013, and $17.1 million, or 29.6% of sales, for the same period in the prior year. Favorable weather conditions later in the second quarter and growth from its newer branches more than offset the negative impact of less favorable weather conditions for the majority of the six month period when compared to a year ago. The LIFO Method of valuing inventory had a nominal impact on gross profit for the six months ended September 29, 2013 and for the same period of the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $17.3 million, or 9.5% of sales, for the six months ended September 29, 2013, as compared to $15.7 million, or 8.8% of sales, for the same period of the prior year. The increase in expenses was driven by $0.5 million of costs related to our new headquarters facility, as well as additional sales staffing costs in both segments.
Operating Income
Operating income was $16.5 million for the six months ended September 29, 2013 and $18.8 million for the same period of the prior year. Operating income for the Industrial segment decreased $1.6 million and operating income for the Water Treatment segment decreased $0.6 million, primarily as a result of lower gross profit from the Industrial segment and higher selling, general and administrative expenses incurred within and allocated to both segments as discussed above.
Provision for Income Taxes
Our effective income tax rate was 37.5% for the six months ended September 29, 2013 and 38.6% for the same period of the prior year. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended September 29, 2013 was $14.8 million compared to $23.5 million for the same period of the prior year. The decrease in cash provided by operating activities was due to an increase in cash used to fund working capital, primarily relating to the timing of inventory purchases and the payment of trade payables as well as the timing of income tax payments. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the period of April through September.
Cash and investments available-for-sale of $54.8 million at September 29, 2013 increased by $4.9 million as compared with the $49.9 million available as of March 31, 2013, primarily due to cash flows generated from operations, partially offset by capital expenditures and dividends paid.
We expect cash balances and our cash flows from operations will be sufficient to fund our cash requirements in fiscal 2014.
Capital expenditures were $6.5 million for the six months ended September 29, 2013, as compared to $11.9 million in the same period of the prior fiscal year. Included in capital expenditures for the first six months of fiscal 2014 was an aggregate $2.3 million related to our new headquarters facility ($1.5 million) and our new manufacturing facility ($0.8 million), compared to capital expenditures of $7.6 million related to the same projects during the first half of fiscal 2013. Other capital spending was related to regulatory, safety, and facility improvements and replacement trucks for the Water Treatment segment.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 29, 2013, our investment portfolio included $25.7 million of certificates of deposit and municipal bonds classified as fixed income securities and cash and cash equivalents of $29.1 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.
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
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell or repurchase any shares of our common stock during the second quarter of fiscal 2014.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 29, 2013 filed with the SEC on October 30, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at September 29, 2013 and March 31, 2013, (ii) the Condensed Consolidated Statements of Income for the Three and Six Months Ended September 29, 2013 and September 30, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 29, 2013 and September 30, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 29, 2013 and September 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: October 30, 2013

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 29, 2013 filed with the SEC on October 30, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at September 29, 2013 and March 31, 2013, (ii) the Condensed Consolidated Statements of Income for the Three and Six Months Ended September 29, 2013 and September 30, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 29, 2013 and September 30, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 29, 2013 and September 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically