Form 10-Q
period 2013-12-29
HAWKINS INC
filed 2014-02-03
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at January 31, 2014
Common Stock, par value $.05 per share	10,620,560

HAWKINS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 29, 2013	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,860	$28,715
Investments available-for-sale	13,951	15,625
Trade receivables — less allowance for doubtful accounts:
$412 as of December 29, 2013 and $469 as of March 31, 2013	34,318	35,920
Inventories	30,724	28,208
Prepaid expenses and other current assets	3,398	2,613
Total current assets	110,251	111,081
PROPERTY, PLANT, AND EQUIPMENT:	159,464	153,055
Less accumulated depreciation and amortization	(68,115)	(62,081)
Net property, plant, and equipment	91,349	90,974
OTHER ASSETS:
Goodwill	7,392	6,495
Intangible assets — less accumulated amortization:
$2,886 as of December 29, 2013 and $2,398 as of March 31, 2013	8,692	7,678
Long-term investments	12,941	5,597
Other	322	323
Total other assets	29,347	20,093
Total assets	$230,947	$222,148
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$17,500	$18,516
Dividends payable	—	3,592
Accrued payroll and employee benefits	5,600	5,391
Deferred income taxes	2,175	2,554
Income tax payable	1,849	1,446
Other current liabilities	4,278	3,626
Total current liabilities	31,402	35,125
PENSION WITHDRAWAL LIABILITY	6,961	7,136
OTHER LONG-TERM LIABILITIES	1,786	1,653
DEFERRED INCOME TAXES	9,870	8,062
Total liabilities	50,019	51,976
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,547,822 and 10,495,427 shares issued and outstanding as of December 29, 2013 and March 31, 2013, respectively	528	525
Additional paid-in capital	49,651	48,779
Retained earnings	130,954	120,974
Accumulated other comprehensive loss	(205)	(106)
Total shareholders’ equity	180,928	170,172
Total liabilities and shareholders’ equity	$230,947	$222,148
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Sales	$81,697	$85,527	$263,040	$262,786
Cost of sales	(68,147)	(70,191)	(215,689)	(212,947)
Pension withdrawal	—	(7,210)	—	(7,210)
Gross profit	13,550	8,126	47,351	42,629
Selling, general and administrative expenses	(8,167)	(7,617)	(25,430)	(23,299)
Operating income	5,383	509	21,921	19,330
Interest (expense) income	9	35	(18)	99
Income from continuing operations before income taxes	5,392	544	21,903	19,429
Income tax provision	(1,912)	804	(8,104)	(6,486)
Income from continuing operations	3,480	1,348	13,799	12,943
Income from discontinued operations, net of tax	—	—	—	18
Net income	$3,480	$1,348	$13,799	$12,961
Weighted average number of shares outstanding - basic	10,547,882	10,474,214	10,538,595	10,454,669
Weighted average number of shares outstanding - diluted	10,595,935	10,535,549	10,590,880	10,528,150
Basic earnings per share
Earnings per share from continuing operations	$0.33	$0.13	$1.31	$1.24
Earnings per share from discontinued operations	—	—	—	—
Basic earnings per share	$0.33	$0.13	$1.31	$1.24
Diluted earnings per share
Earnings per share from continuing operations	$0.33	$0.13	$1.30	$1.23
Earnings per share from discontinued operations	—	—	—	—
Diluted earnings per share	$0.33	$0.13	$1.30	$1.23
Cash dividends declared per common share	$—	$—	$0.36	$0.34
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net income	$3,480	$1,348	$13,799	$12,961
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(17)	1	(61)	7
Unrealized gain (loss) on post-retirement liability	(38)	—	(38)	78
Total other comprehensive income (loss)	(55)	1	(99)	85
Total comprehensive income	$3,425	$1,349	$13,700	$13,046
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 29, 2013	December 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,799	$12,961
Reconciliation to cash flows:
Depreciation and amortization	9,678	7,224
Deferred income taxes	1,216	80
Stock compensation expense	946	1,235
Pension withdrawal liability	—	7,210
Loss from property disposals	35	140
Changes in operating accounts providing (using) cash, net of effects of acquisition:
Trade receivables	1,708	2,803
Inventories	(2,188)	(1,281)
Accounts payable	(301)	1,711
Accrued liabilities	402	(1,987)
Income taxes	403	1,070
Other	(786)	(1,162)
Net cash provided by operating activities	24,912	30,004
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(10,489)	(20,083)
Purchases of investments	(17,956)	(16,795)
Sale and maturities of investments	12,185	8,530
Acquisitions	(2,416)	(100)
Proceeds from property disposals	114	160
Net cash used in investing activities	(18,562)	(28,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,410)	(6,936)
New shares issued	459	500
Shares surrendered for payroll taxes	(485)	—
Proceeds from the exercise of stock options	186	515
Excess tax benefit from share-based compensation	45	222
Net cash used in financing activities	(7,205)	(5,699)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(855)	(3,983)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,715	28,566
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,860	$24,583
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$6,426	$5,124
Noncash investing activities - Capital expenditures in accounts payable	$529	$516
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
The results of operations for the nine months ended December 29, 2013 are not necessarily indicative of the results that may be expected for the full year.
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
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Weighted-average common shares outstanding—basic	10,547,882	10,474,214	10,538,595	10,454,669
Dilutive impact of stock options, performance units, and restricted stock	48,053	61,335	52,285	73,481
Weighted-average common shares outstanding—diluted	10,595,935	10,535,549	10,590,880	10,528,150
For the three and nine months ended December 29, 2013 and December 30, 2012, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.
Note 3 – Business Combinations

Acquisition of Advance Chemical Solutions, Inc.: On October 1, 2013, we acquired substantially all of the assets of Advance Chemical Solutions, Inc. (“ACS”), under the terms of an asset purchase agreement with ACS and its shareholders. We paid $2.4 million in cash, and may be obligated to pay an aggregate of $0.5 million in additional consideration to ACS over the next three years. The amount of such additional payments will be based on the achievement of certain financial performance targets for each of the next three years. Costs associated with this transaction were immaterial.

The acquisition has been accounted for under the acquisition method of accounting, under which the total estimated purchase price is allocated to the net tangible and intangible assets of ACS acquired in connection with the acquisition, based on their estimated fair values.

In connection with this acquisition, we estimated the fair value of the future consideration payable and recorded $0.4 million for such consideration on our balance sheet. We have determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. The fair value adjustments recorded during the three months ended December 29, 2013 were immaterial.

We estimated the fair value of the assets acquired and liabilities assumed to be $2.8 million using a discounted cash flow analysis (income approach). Fair values of acquired assets and liabilities include: $0.4 million of net working capital and fixed assets; $1.5 million to intangible assets; and $0.9 million to goodwill. The goodwill recognized as a result of the ACS acquisition is primarily attributable to expected synergies. Such goodwill is deductible for tax purposes.

ACS had revenues of approximately $4 million for the 12 months ended September 30, 2013. The results of its operations since the acquisition date, and the goodwill associated with this acquisition, are included in our Water Treatment segment.

Note 4 – Cash and Cash Equivalents and Investments
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 29, 2013
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash	$27,860	$27,860	$—	$—
Certificates of deposit	23,209	—	23,209	—
Municipal bonds	3,684	—	3,684	—

	March 31, 2013
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash	$28,715	$28,715	$—	$—
Certificates of deposit	21,222	—	21,222	—
Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”) and municipal bonds, with original maturities ranging from three months to three years that fall within valuation technique Level 2. The CD’s and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of December 29, 2013, the combined CD’s and municipal bonds had a fair value of $14.0 million in current assets and $12.9 million in noncurrent assets.

The carrying value of cash and cash equivalents accounts approximates fair value, as original maturities are three months or less.
Note 5 – Inventories
Inventories at December 29, 2013 and March 31, 2013 consisted of the following:

	December 29, 2013	March 31, 2013
(In thousands)
Inventory (FIFO basis)	$37,640	$35,281
LIFO reserve	(6,916)	(7,073)
Net inventory	$30,724	$28,208
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $32.8 million at December 29, 2013 and $30.3 million at March 31, 2013. The remainder of the inventory was valued and accounted for under the FIFO method.
The LIFO reserve changed nominally during the three months ended December 29, 2013, and increased $0.1 million during the three months ended December 30, 2012. During the nine months ended December 29, 2013 the LIFO reserve decreased $0.2 million, and for the nine months ended December 30, 2012 the LIFO reserve increased $0.2 million. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets
Goodwill. The carrying amount of goodwill as of December 29, 2013 and March 31, 2013 was $7.4 million and $6.5 million, respectively. The increase in goodwill is related to goodwill recorded in conjunction with the acquisition of ACS as discussed in Note 3.
Intangible assets. Intangible assets consist primarily of customer lists, trademarks, trade secrets and non-compete agreements classified as finite life and trade names classified as indefinite life, related to business acquisitions. A summary of our intangible assets as of December 29, 2013 and March 31, 2013 were as follows:

	December 29, 2013			March 31, 2013
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$6,913	$(1,205)	$5,708	$5,508	$(981)	$4,527
Trademark	1,335	(379)	956	1,240	(274)	966
Trade secrets	962	(736)	226	962	(640)	322
Carrier relationships	800	(237)	563	800	(177)	623
Other finite-life intangible assets	341	(329)	12	339	(326)	13
Total finite-life intangible assets	10,351	(2,886)	7,465	8,849	(2,398)	6,451
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$11,578	$(2,886)	$8,692	$10,076	$(2,398)	$7,678
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

Note 8 – Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss on our balance sheet, net of tax, were as follows:

(In thousands)	December 29, 2013	March 31, 2013
Unrealized gain (loss) on:
Available-for-sale investments	$(50)	$11
Post-retirement plan liability	(155)	(117)
Accumulated other comprehensive loss	$(205)	$(106)
Note 9 – Share-Based Compensation
Stock Option Awards. Although no stock options have been granted since the fiscal year ended March 28, 2010, our Board of Directors (the "Board") previously approved a long-term incentive equity compensation arrangement for our executive officers that provided for the grant of non-qualified stock options that vested at the end of a three-year period. As of December 29, 2013, we had 9,333 stock options outstanding and exercisable at a weighted average exercise price of $19.90. No compensation expense was recorded related to stock options for the three and nine months ended December 29, 2013. Compensation expense related to stock options for the three and nine month periods ended December 30, 2012 was nominal.

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
The following table represents the restricted stock activity for the nine months ended December 29, 2013:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	63,244	$34.26
Granted	28,648	40.25
Vested	(36,182)	35.20
Forfeited or expired	(3,606)	33.01
Outstanding at end of period	52,104	$36.99
We recorded compensation expense of $0.2 million and $0.6 million related to performance share units and restricted stock for the three and nine months ended December 29, 2013, respectively. We recorded compensation expense of $0.3 million and $0.8 million related to performance share units and restricted stock for the three and nine months ended December 30, 2012, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of December 29, 2013, there were 6,055 shares of restricted stock with a weighted averaged grant date fair value of $40.42 outstanding under this program. Compensation expense for each of the the three and nine months ended December 29, 2013 and December 30, 2012 related to restricted stock awards to the Board was $0.1 million and $0.2 million, respectively.

Note 10 – Employee Pension Plans

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

Payment of our share of the unfunded vested benefit liability will be made over 20 years and is subject to a cap. At the end of the 20-year period we will have no further liability, even if our share of the unfunded vested benefit liability has not yet been paid in full. The aggregate cash payments to be made will total approximately $9.3 million, or $467,000 per year. Our payments began in the third quarter of fiscal 2014.

Effective March 1, 2013, we established defined-contribution retirement benefits to our union employees that are similar to those benefits currently offered to our non-union employees.

Note 11 – Litigation, Commitments and Contingencies

Litigation — There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.
In the first quarter of fiscal 2013, we entered into a settlement agreement with a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement provided for a cash payment by us to the supplier and provided that both parties enter into new contracts for the supply by the supplier of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales in our Industrial segment (approximately $2.0 million after tax, or $0.19 per share, fully diluted) in the first quarter of fiscal 2013.
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

(In thousands)	Industrial	Water Treatment	Total
Three months ended December 29, 2013:
Sales	$58,510	$23,187	$81,697
Gross profit	7,351	6,199	13,550
Selling, general, and administrative expenses	4,799	3,368	8,167
Operating income	2,552	2,831	5,383
Three months ended December 30, 2012:
Sales	$63,109	$22,418	$85,527
Gross profit	2,627	5,499	8,126
Selling, general, and administrative expenses	4,731	2,886	7,617
Operating income	(2,104)	2,613	509
Nine months ended December 29, 2013:
Sales	$182,224	$80,816	$263,040
Gross profit	23,855	23,496	47,351
Selling, general, and administrative expenses	15,114	10,316	25,430
Operating income	8,741	13,180	21,921
Nine months ended December 30, 2012:
Sales	$182,474	$80,312	$262,786
Gross profit	19,992	22,637	42,629
Selling, general, and administrative expenses	14,261	9,038	23,299
Operating income	5,731	13,599	19,330

Gross profit for our Industrial segment was negatively impacted by the $7.2 million (pre-tax) charge in the third quarter of fiscal 2013 related to our withdrawal from a multiemployer pension plan as discussed in Note 10, and was negatively impacted by the $3.2 million (pre-tax) charge in the first quarter of fiscal 2013 related to the legal settlement discussed in Note 11. The cumulative impact of these pre-tax charges to the industrial gross profit for the nine months ended December 30, 2012 was $10.4 million.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 29, 2013 as compared to December 30, 2012. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (“fiscal 2013”). References to fiscal 2014 refer to the fiscal year ending March 30, 2014.
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

We have continued to invest in infrastructure to support increased business. During fiscal 2013, we completed construction of a new Industrial manufacturing facility in Rosemount, Minnesota. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. While we have transferred some blending and manufacturing activity to the Rosemount site, we do not intend to close any sites we currently operate as a result of this transfer of activity. In the first nine months of fiscal 2014, we incurred incremental costs compared to the same period of fiscal 2013 related to this new facility of approximately $1.5 million, which have been recorded in cost of sales in our Industrial segment. We expect to incur incremental costs for the entire fiscal year of approximately $1.6 million to operate this facility.

In April 2013, we moved into a new corporate headquarters located in Roseville, Minnesota. The move was necessary because we had outgrown our former corporate headquarters that had been our home for over 60 years. As a result of this move, we incurred incremental costs during the first nine months of fiscal 2014 of approximately $0.8 million, recorded in selling, general and administrative expenses and allocated among both our Water Treatment and Industrial segments. We expect to incur incremental costs for the entire fiscal year of approximately $1.1 million in fiscal 2014 to lease and operate this facility.

In the first quarter of fiscal 2013, we entered into a settlement agreement with a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provided for a cash payment by us to the supplier and provided that both parties enter into new contracts for the supply by the supplier of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales in our Industrial segment (approximately $2.0 million after tax, or $0.19 per share, fully diluted) in the first quarter of fiscal 2013.
In the third quarter of fiscal 2013, we recorded a pre-tax charge of $7.2 million in our Industrial segment (approximately $4.5 million after tax, or $0.43 per share, fully diluted). This charge represented the discounted value of our estimated withdrawal payment obligation from the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan. Our payments began in the third quarter of fiscal 2014.

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

In the third quarter of fiscal 2014, we acquired substantially all the assets of Advance Chemical Solutions, Inc. (“ACS”), under the terms of an asset purchase agreement with ACS and its shareholders. We paid $2.4 million in cash, and may be obligated to pay an aggregate of $0.5 million in additional consideration to ACS over the next three years depending upon the achievement of certain financial performance targets. ACS had revenues of approximately $4 million for the 12 months ended September 30, 2013. The results of its operations since the acquisition date are included in our Water Treatment segment.

We use the last in, first out (“LIFO”) method for valuing substantially all our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Our LIFO reserve for the three months ended December 29, 2013 changed nominally. For the nine months ended December 29, 2013 we recorded a $0.2 million decrease in our LIFO reserve which increased our gross profit in the period by that amount. We recorded a $0.1 million increase in our LIFO reserve for the three months ended December 30, 2012 and a $0.2 million increase in our LIFO reserve for the nine months ended December 30, 2012, both of which decreased our gross profit for the respective periods by those amounts

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Nine months ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(83.4)%	(82.1)%	(82.0)%	(81.0)%
Pension withdrawal	—%	(8.4)%	—%	(2.7)%
Gross profit	16.6%	9.5%	18.0%	16.3%
Selling, general and administrative expenses	(10.0)%	(8.9)%	(9.7)%	(8.9)%
Operating income	6.6%	0.6%	8.3%	7.4%
Interest (expense) income	—%	—%	—%	—%
Income from continuing operations before income taxes	6.6%	0.6%	8.3%	7.4%
Income tax provision	(2.3)%	1.0%	(3.1)%	(2.5)%
Income from continuing operations	4.3%	1.6%	5.2%	4.9%
Income from discontinued operations, net of tax	—%	—%	—%	—%
Net income	4.3%	1.6%	5.2%	4.9%
Three Months Ended December 29, 2013 Compared to the Three Months Ended December 30, 2012
Sales
Sales decreased $3.8 million, or 4.5%, to $81.7 million for the three months ended December 29, 2013, as compared to $85.5 million for the same period of the prior year. Sales of bulk chemicals accounted for approximately 25% of sales dollars during the third quarter of both fiscal 2014 and fiscal 2013.
Industrial Segment. Industrial segment sales decreased $4.6 million, or 7.3%, to $58.5 million for the three months ended December 29, 2013, as compared to $63.1 million for the same period of the prior year. Our overall volumes decreased from the same period a year ago. While volumes of our bulk commodity products were higher, these bulk products carry lower per-unit selling prices. In addition, competitive pricing pressures negatively impacted our overall sales growth in this quarter.
Water Treatment Segment. Water Treatment segment sales for the third quarter of fiscal 2014 increased $0.8 million, or 3.4% to $23.2 million, as compared to $22.4 million for the same period of the prior year. The higher sales were driven by our newly-acquired ACS operations, as well as increased sales of certain specialty chemical products and equipment, partially offset by competitive pricing pressure on bulk commodity products.
Gross Profit
Gross profit increased $5.4 million to $13.6 million, or 16.6% of sales, for the three months ended December 29, 2013, as compared to $8.1 million, or 9.5% of sales, for the same period of the prior year. Gross profit in the Industrial segment increased $4.7 million, while gross profit in the Water Treatment segment increased $0.7 million as discussed below. Gross profit in our Industrial segment for the third quarter of fiscal 2013 was negatively impacted by the $7.2 million charge resulting from the CSS pension withdrawal, which charge constituted 8.4% of sales for the quarter. The LIFO method of valuing inventory had a nominal impact on gross profit for the third quarter of fiscal 2014, while it decreased gross profit by $0.1 million during the third quarter of fiscal 2013.
Industrial Segment. Gross profit for the Industrial segment increased $4.7 million to $7.4 million, or 12.6% of sales, for the three months ended December 29, 2013, as compared to $2.6 million, or 4.2% of sales, for the same period of the prior year. The prior year's gross profit was negatively impacted by the $7.2 million pension withdrawal charge described above. The pension withdrawal charge constituted 11.4% of the segment's sales in the prior year. Gross profit reported for the current quarter was negatively impacted by $0.5 million in incremental costs to operate our new manufacturing facility, competitive pricing pressures, and an overall decrease in sales volume with a shift in product mix to lower-margin bulk commodity products. The LIFO method of valuing inventory increased gross profit in this segment by $0.1 million for the current quarter, while it decreased gross profit in this segment by $0.1 million for the same period of the prior year.
Water Treatment Segment. Gross profit for the Water Treatment segment was $6.2 million, or 26.7% of sales, for the three months ended December 29, 2013, as compared to $5.5 million, or 24.5% of sales, for the same period in the prior year. Increased sales of certain specialty chemical products and equipment, including our newly-acquired ACS operations, contributed to the year-over-year increase in gross profit, partially offset by profit declines in bulk commodity products due to pricing pressure. The LIFO method of valuing inventory nominally impacted gross profit for the current quarter and the same period of the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $8.2 million, or 10.0% of sales, for the three months ended December 29, 2013, as compared to $7.6 million, or 8.9% of sales, for the same period of the prior year. The increase in expenses was primarily driven by $0.3 million in incremental costs incurred related to our new headquarters facility, as well as costs from our newly-acquired ACS operations, partially offset by lower selling staff expenses in the Industrial segment.
Operating Income
Operating income was $5.4 million for the three months ended December 29, 2013 and $0.5 million for the same period of the prior year. Operating income for the Industrial segment increased $4.7 million as a result of the $7.2 million pension withdrawal charge recorded in the prior year, partially offset by the reduction in gross profit as discussed above. Operating income for the Water Treatment segment increased $0.2 million, primarily as a result of higher gross profit partially offset by increased selling, general and administrative expenses as discussed above.
Provision for Income Taxes
Our effective income tax rate was 35.5% for the three months ended December 29, 2013. The income tax expense and resulting tax rate for the three months ended December 30, 2012 was reduced by a $0.8 million non-recurring tax benefit related to the domestic manufacturing deduction and investment tax credits, resulting in an effective tax rate which was not meaningful for that quarter. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.
Nine Months Ended December 29, 2013 Compared to the Nine Months Ended December 30, 2012:
Sales
Sales increased $0.3 million to $263.0 million for the nine months ended December 29, 2013, as compared to $262.8 million for the same period of the prior year. Sales of bulk chemicals were approximately 24% of sales dollars during the nine months ended December 29, 2013, compared to 23% during the same period of the prior year.
Industrial Segment. Industrial segment sales decreased $0.3 million to $182.2 million for the nine months ended December 29, 2013, as compared to $182.5 million for the same period of the prior year. Sales decreased despite an overall increase in volumes sold as the increased volumes were largely from bulk commodity products which generally carry lower per-unit selling prices and margins. In addition, competitive pricing pressures negatively impacted our overall sales growth in this nine month period.
Water Treatment Segment. Water Treatment segment sales increased $0.5 million to $80.8 million for the nine months ended December 29, 2013, as compared to $80.3 million for the same period of the prior year. In the current period, we realized sales growth in our newer branches, including ACS, along with increased sales of certain specialty chemical products and equipment. These sales increases more than offset the negative impact of less favorable weather conditions during the majority of the spring and summer, along with reduced sales volume of bulk commodity products.
Gross Profit
Gross profit increased $4.7 million to $47.4 million, or 18.0% of sales, for the nine months ended December 29, 2013, as compared to $42.6 million, or 16.3% of sales, for the same period of the prior year. Gross profit in the Industrial segment increased $3.9 million, while gross profit in the Water Treatment segment increased $0.9 million as discussed below. The prior year's gross profit was adversely impacted by the $3.2 million charge resulting from the litigation settlement in the first quarter of fiscal 2013 and the $7.2 million pension withdrawal liability in the third quarter of fiscal 2013, both of which were recorded in our Industrial segment. Together these charges constituted 4.0% of total sales for the nine month period. The LIFO method of valuing inventory increased gross profit by $0.2 million for the nine months ended December 29, 2013 while it decreased gross profit by $0.2 million for the same period of the prior year.
Industrial Segment. Gross profit for the Industrial segment increased $3.9 million to $23.9 million, or 13.1% of sales, for the nine months ended December 29, 2013, as compared to $20.0 million, or 11.0% of sales, for the same period of the prior year. The prior year's gross profit was adversely impacted by the $3.2 million charge resulting from the litigation settlement in the first quarter of fiscal 2013 and the $7.2 million pension withdrawal liability in the third quarter of fiscal 2013. Together these charges constituted 5.7% of sales for this segment for the nine month period. Gross profit for the current fiscal year was negatively impacted by $1.5 million in incremental costs to operate our new manufacturing facility as well as $0.8 million in costs incurred to exit the leased facility used to serve our bulk pharmaceutical customers. Despite higher overall sales volumes, gross profit was also negatively impacted by an unfavorable product mix shift to lower-margin bulk commodity products and competitive pricing pressures. The LIFO method of valuing inventory increased gross profit in this segment by $0.2 million for the nine months ended December 29, 2013, while it decreased gross profit in this segment by $0.2 million for the same period of the prior year.
Water Treatment Segment. Gross profit for the Water Treatment segment was $23.5 million, or 29.1% of sales, for the nine months ended December 29, 2013, as compared to $22.6 million, or 28.2% of sales, for the same period of the prior year. While gross profit was negatively impacted in the first six months of fiscal 2014 by less favorable weather conditions, growth at our newer branches, along with sales increases of certain specialty chemical products and equipment, more than offset the negative impact that weather and the reduced sales of bulk commodity products had on our results. The LIFO method of valuing inventory nominally impacted gross profit for the nine months ended December 29, 2013 and the same period of the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $25.4 million, or 9.7% of sales, for the nine months ended December 29, 2013, as compared to $23.3 million, or 8.9% of sales, for the same period of the prior year. The increase in expenses was driven by incremental costs of $0.8 million incurred related to our new headquarters facility, as well as additional sales and infrastructure support staffing costs in the Water Treatment segment, including costs from our newly-acquired ACS operations.
Operating Income
Operating income was $21.9 million for the nine months ended December 29, 2013 and $19.3 million for the same period of the prior year. Operating income for the Industrial segment increased $3.0 million primarily as a result of the $3.2 million litigation settlement and the $7.2 million pension withdrawal charges recorded in the prior year, partially offset by the reduction in gross profit, as discussed above. Operating income for the Water Treatment segment decreased $0.4 million primarily as a result of the increased gross profit, offset by higher selling, general and administrative expenses, as discussed above.
Provision for Income Taxes
Our effective income tax rate was 37.0% for the nine months ended December 29, 2013 and 33.4% for the same period of the prior year. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes. The income tax expense recorded and the resulting tax rate for the nine months ended December 30, 2012 was reduced by a $0.8 million non-recurring increase in the benefits recorded related to the domestic manufacturing deduction and investment tax credit.
Liquidity and Capital Resources
Cash provided by operating activities for the nine months ended December 29, 2013 was $24.9 million compared to $30.0 million for the same period of the prior year. The decrease in cash provided by operating activities was primarily due to a decrease in net income for the first nine months of fiscal 2014 when compared to the same period of the prior year after adjustment for the non-cash pension withdrawal charge, as well as an increase in cash used to fund working capital, primarily relating to the timing of inventory purchases and the payment of trade payables. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the period of April through September.

Cash and investments available-for-sale of $54.8 million at December 29, 2013 increased by $4.9 million as compared with the $49.9 million available as of March 31, 2013, primarily due to cash flows generated from operations, partially offset by capital expenditures and dividends paid.
We expect cash balances and our cash flows from operations will be sufficient to fund our cash requirements in fiscal 2014.
Capital expenditures were $10.5 million for the nine months ended December 29, 2013, as compared to $20.1 million in the same period of the prior fiscal year. Included in capital expenditures for the first nine months of fiscal 2014 was $1.5 million related to our new headquarters facility and $1.1 million for our new manufacturing facility, compared to capital expenditures of an aggregate $12.8 million related to these same projects during the first nine months of fiscal 2013. Other capital spending was related to regulatory, safety, and facility improvements and new and replacement trucks for the Water Treatment segment.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 29, 2013, our investment portfolio included $26.9 million of certificates of deposit and municipal bonds classified as fixed income securities and cash and cash equivalents of $27.9 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.
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
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell or repurchase any shares of our common stock during the third quarter of fiscal 2014.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 29, 2013 filed with the SEC on February 3, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at December 29, 2013 and March 31, 2013, (ii) the Condensed Consolidated Statements of Income for the Three and Nine Months Ended December 29, 2013 and December 30, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 29, 2013 and December 30, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 29, 2013 and December 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: February 3, 2014

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 29, 2013 filed with the SEC on February 3, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at December 29, 2013 and March 31, 2013, (ii) the Condensed Consolidated Statements of Income for the Three and Nine Months Ended December 29, 2013 and December 30, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 29, 2013 and December 30, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 29, 2013 and December 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically