Form 10-K
period 2014-03-30
HAWKINS INC
filed 2014-05-29
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 29, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $358.3 million based upon the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 23, 2014, the Registrant had 10,612,640 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held August 7, 2014, are incorporated by reference in Part III.

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2015” means our fiscal year ending March 29, 2015, “fiscal 2014” means our fiscal year ending March 30, 2014, “fiscal 2013” means our fiscal year ended March 31, 2013, “fiscal 2012” means our fiscal year ended April 1, 2012 and “fiscal 2011” means our fiscal year ended April 3, 2011.

ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 30, 2014

iii

PART I

ITEM 1. BUSINESS

Hawkins, Inc. distributes, blends and manufactures chemicals for our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained our strong customer focus and have expanded our business by increasing our sales of value-added chemical products, including repackaging, blending, manufacturing and diluting certain products. We believe that we create value for our customers through superb service and support, quality products, personalized applications and trustworthy, creative employees.

We currently conduct our business in two segments: Industrial and Water Treatment. Financial information regarding these segments is reported in Items 7 and 8 of this Annual Report on Form 10-K.

Industrial Segment.  Our Industrial Group operates this segment of our business, which specializes in providing industrial chemicals, products and services to industries such as agriculture, energy, electronics, food, chemical processing, pharmaceutical, medical device and plating. The group’s principal products are acids, alkalis and industrial and food-grade salts.

The Industrial Group:

•	Receives, stores and distributes various chemicals in bulk quantities, including liquid caustic soda, sulfuric acid, hydrochloric acid, phosphoric acid, potassium hydroxide and aqua ammonia;

•	Manufactures sodium hypochlorite (bleach), agricultural products and certain food-grade products, including liquid phosphates, lactates and other blended products;

•	Repackages water treatment chemicals for our Water Treatment Group and bulk industrial chemicals to sell in smaller quantities to our customers;

•	Performs custom blending of certain chemicals for customers according to customer formulas; and

•	Performs contract and private label bleach packaging.

The group’s sales are concentrated primarily in Illinois, Iowa, Minnesota, Missouri, North Dakota, South Dakota, Tennessee and Wisconsin while the group’s food-grade products are sold nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through distribution centers and terminal operations.

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

The group utilizes delivery routes operated by our employees who serve as route driver, salesperson and trained technician to deliver our products and diagnose our customers’ water treatment needs. We believe that the high level of service provided by these individuals allows us to serve as the trusted water treatment expert for many of the municipalities and other customers that we serve. We also believe that we are able to obtain a competitive cost position on many of the chemicals sold by the Water Treatment Group due to the volumes of these chemicals purchased by our Industrial Group.

The group operates out of warehouses in 20 cities supplying products and services to customers primarily in Arkansas, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Tennessee, Wisconsin and Wyoming. We opened one new warehouse in each of fiscal 2014, 2013 and 2012, and expect to continue to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

Raw Materials.  We have numerous suppliers, including many of the major chemical producers in the United States. We typically have written distributorship agreements or supply contracts with our suppliers that are periodically renewed. We believe that most of the products we purchase can be obtained from alternative sources should existing relationships be terminated. We are dependent upon the availability of our raw materials. In the event that certain raw materials become generally unavailable, suppliers may extend lead times or limit or cut off the supply of materials to us. As a result, we may not be able to supply or manufacture products for our customers. While we believe that we have adequate sources of supply for our raw material and product requirements, we cannot be sure that supplies will be consistently available in the future.

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

Customer Concentration.  In fiscal 2014, none of our customers accounted for 10.0% or more of our total sales. Sales to our largest customer represented 6.9% of our total sales in fiscal 2014, 7.4% of our total sales in fiscal 2013 and 7.2% of our total sales in fiscal 2012. Aggregate sales to our five largest customers, all of which are in our Industrial segment, represented 20.8% of our total sales in fiscal 2014, 21.8% of our total sales in fiscal 2013 and 24.8% of our total sales in fiscal 2012. No other customer represented more than 2.0% of our total sales in fiscal 2014. The loss of any of our largest customers, or a substantial portion of their business, could have a material adverse effect on our results of operations.

Competition.  We operate in a competitive industry and compete with many producers, distributors and sales agents offering chemicals equivalent to substantially all of the products we offer. Many of our competitors are larger than we are and may have greater financial resources, although no one competitor is dominant in our industry. We compete by offering quality products at competitive prices coupled with outstanding customer service. Because of our long-standing relationships with many of our suppliers, we are often able to leverage those relationships to obtain products when supplies are scarce or to obtain competitive pricing.

Geographic Information.  Substantially all of our revenues are generated by sales to customers within, and long-lived assets are located in, the United States, with only approximately 0.5% of our total revenues to customers outside of the U.S. in fiscal 2014.

Employees.  We had 361 employees as of March 30, 2014, including 51 covered by collective bargaining agreements.

About Us.  Hawkins, Inc. was founded in 1938 and incorporated in Minnesota in 1955. We became a publicly-traded company in 1972. Our principal executive offices are located at 2381 Rosegate, Roseville, Minnesota.

Available Information.  We have made available, free of charge, through our Internet website (http://www.hawkinsinc.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K.

We operate in a highly competitive environment and face significant competition and price pressure.

We operate in a highly competitive industry and compete with producers, manufacturers, distributors and sales agents offering chemicals equivalent to substantially all of the products we offer. Competition is based on several key criteria, including product price, product performance, product quality, product availability and security of supply, breadth of product offerings, geographic reach, responsiveness of product development in cooperation with customers, technical expertise and customer service. Many of our competitors are larger than we are and may have greater financial resources, more product offerings and a greater geographic reach. As a result, these competitors may be able to offer a broader array of products to a larger geographic area and may be better able than us to withstand changes in conditions within our industry, changes in the prices and availability of raw materials, changes in general economic conditions and be able to introduce innovative products that reduce demand for or the profit of our products. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is dependent upon our ability to offset competitive decreases in the prices and margins of our products by improving production efficiency, investing in infrastructure to reduce freight costs, identifying and selling higher margin chemical products, providing higher levels of technical expertise and customer service, and improving existing products through innovation and research and development. If we are unable to maintain our profitability or competitive position, we could lose market share to our competitors and experience reduced profitability.

Fluctuations in the prices and availability of our chemical raw materials, which may be cyclical in nature, could have a material adverse effect on our operations and the margins we receive on sales of our products.

We experience regular and recurring fluctuations in the pricing of our raw materials. Those fluctuations can be significant and occur rapidly. The cyclicality of commodity chemical markets, such as caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity. We cannot predict whether the markets for our chemical raw materials will favorably impact or negatively impact the margins we can realize.

Our principal raw materials are generally purchased under supply contracts. The prices we pay under these contracts generally lag the market prices of the underlying raw material and the cost of inventory we have on hand generally will lag the current market pricing of such inventory. The pricing within our supply contracts generally adjusts quarterly or monthly. While we attempt to maintain competitive pricing and stable margin dollars, the potential variance in our cost of inventory from the current market pricing can cause significant volatility in our margins realized. In periods of rapidly increasing market prices, our inventory cost position will tend to be favorable, possibly by material amounts, which may positively impact our margins. Conversely, in periods of rapidly decreasing market prices, our inventory cost position will tend to be unfavorable, possibly by material amounts, which may negatively impact our margins. We do not engage in futures or other derivatives contracts to hedge against fluctuations in future prices. We may enter into sales contracts where the selling prices for our products are fixed for a period of time, exposing us to volatility in raw materials prices that we acquire on a spot market or short-term contractual basis. We attempt to pass commodity pricing changes to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins.

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

Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers could have a material adverse effect on our business. Although we sell to areas traditionally considered non-cyclical, such as water treatment and food products, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing, surface finishing and energy industries which include the ethanol and agriculture industries. Downturns in these industries could adversely affect our sales and our financial results by affecting demand for and pricing of our products.

Changes in our customers’ needs or failure of our products to meet customers’ specifications could adversely affect our sales and profitability.

Our chemicals are used for a broad range of applications by our customers. Changes in our customers’ product needs or processes may enable our customers to reduce or eliminate consumption of the chemicals that we provide. Customers may also find alternative materials or processes that no longer require our products. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use.

Our products provide important performance attributes to our customers’ products. If our products fail to meet the customers’ specifications, perform in a manner consistent with quality specifications or have a shorter useful life than required, a customer could seek replacement of the product or damages for costs incurred as a result of the product failure. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers.

Our business is subject to hazards common to chemical businesses, any of which could interrupt our production and adversely affect our results of operations.

Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, traffic accidents involving our delivery vehicles, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination. In addition, the occurrence of material operating problems at any of our facilities due to any of these hazards may make it impossible for us to make sales to our customers and may result in a negative public or political reaction. Many of our facilities are near significant residential populations which increases the risk of negative public or political reaction should an environmental issue occur and could lead to adverse zoning or other regulatory actions that could limit our ability to operate our business in those locations. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

We are highly dependent upon transportation infrastructure to ship and receive our products and delays in these shipments could adversely affect our results of operations.
Although we maintain a number of owned trucks and trailers, we rely heavily upon transportation provided by third parties (including common carriers, barge companies and rail companies) to deliver products to us and to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner, or at all, in certain circumstances, or at economically attractive rates. Disruptions in transportation are increasingly common, are often out of our control, and can happen suddenly and without warning.  Rail limitations, such as limitations in rail capacity, availability of railcars and adverse weather conditions have disrupted or delayed rail shipments in the past and we expect they will continue into the future.  Barge shipments are delayed or impossible under certain circumstances, including during times of high or low water levels and when waterways are frozen.  Truck transportation has been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment, and limitations on drivers’ hours of service, and we expect these conditions will continue into the future.  Our failure to ship or receive products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.
Environmental, health and safety, transportation and storage laws and regulations cause us to incur substantial costs and may subject us to future liabilities and risks.

We are subject to numerous federal, state and local environmental, health and safety laws and regulations in the jurisdictions in which we operate, including those governing the discharge of pollutants into the air and water, and the management, storage and disposal of hazardous substances and wastes. The nature of our business exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. Ongoing compliance with such laws and regulations is an important consideration for us and we invest substantial capital and incur significant operating costs in our compliance efforts. Governmental regulation has become increasingly strict in recent years. We expect this trend to continue and anticipate that compliance will continue to require increased capital expenditures and operating costs.

In addition, we operate a fleet of more than 100 vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the U.S. Department of Transportation (“DOT”). The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our business, equipment operation, and safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could severely restrict or otherwise impact our operations, which could have a material adverse effect on our operations as a whole, including our results of operations and cash flows.

If we violate environmental, health and safety, transportation or storage laws or regulations, in addition to being required to correct such violations, we could be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions that could disrupt, limit or halt our operations, which could have a material adverse effect on our operations as a whole, including our results of operations and cash flows. Liabilities associated with the investigation and cleanup of releases of hazardous substances, as well as personal injury, property damages or natural resource damages arising out of such releases of hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities can be difficult to identify and the extent of any such liabilities can be difficult to predict. We use, and in the past have used, hazardous substances at many of our facilities, and have generated, and continue to generate, hazardous wastes at a number of our facilities. We have in the past been, and may in the future be, subject to claims relating to exposure to hazardous materials and the associated liabilities may be material.

Our business, particularly that of our Water Treatment Group and our agricultural product sales, is subject to seasonality and weather conditions, which could adversely affect our results of operations.

Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities. Our agricultural product sales are also seasonal, primarily corresponding with the planting and harvesting seasons. Demand in both of these areas is also affected by weather conditions, as either higher or lower than normal precipitation or temperatures may affect water usage and the timing and the amount of consumption of our products. We cannot assure you that seasonality or fluctuating weather conditions will not have a material adverse effect on our results of operations.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and limits on the liabilities covered. We may incur losses beyond the limits or outside the coverage of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

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

We lease the land where our three main terminals are located and where another significant manufacturing plant is located. We do not have guaranteed lease renewal options and may not be able to renew our leases in the future. Our current lease renewal periods extend out to 2018 (two leases), 2023 (one lease) and 2029 (one lease). The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a significant portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. These asset retirement obligations and the cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate office is located in Roseville, Minnesota, where we lease approximately 40,000 square feet under a lease with an initial term through December 31, 2021. We own our principal manufacturing, warehousing, and distribution location in Minneapolis, Minnesota, which consists of approximately 11 acres of land, with six buildings containing a total of 177,000 square feet of office and warehouse space primarily used by our Industrial Group. We have installed sprinkler systems in substantially all of our warehouse facilities for fire protection. We believe that we carry customary levels of insurance covering the replacement of damaged property.
In addition to the facilities described previously, our other facilities are described below. We believe that these facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us and is primarily used as office and warehouse.

Group	Location	Approx. Square Feet
Industrial	St. Paul, MN(1)	32,000
	Minneapolis, MN(2)	9,000
	Centralia, IL(3)	77,000
	Camanche, IA	95,000
	St Louis, MO	6,000
	Dupo, IL(4)	64,000
	Rosemount, MN(5)	63,000
Water Treatment	Fargo, ND	20,000
	Fond du Lac, WI	24,000
	Washburn, ND	14,000
	Billings, MT	9,000
	Sioux Falls, SD	27,000
	Rapid City, SD	9,000
	Peotone, IL(6)	18,000
	Superior, WI	17,000
	Slater, IA	12,000
	Lincoln, NE(6)	16,000
	Eldridge, IA	6,000
	Columbia, MO(6)	14,000
	Garnett, KS	18,000
	Ft. Smith, AR(6)	17,000
	Muncie, IN	12,000
	Centralia, IL	39,000
	Havana, IL	16,000
	Tulsa, OK	7,300
Industrial and Water Treatment	St. Paul, MN(7)	59,000
	Memphis, TN	41,000

(1)
Our terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, outside storage tanks for the storage of liquid bulk chemicals, including caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota. The applicable leases run until December 2018.

(2)	This facility is leased from a third party and is warehouse space.

(3)	This facility includes 10 acres of land located in Centralia, Illinois owned by the company. The facility includes manufacturing capacity and primarily serves our food-grade products business.

(4)	The land for this manufacturing and packaging facility is leased from a third party, with the lease expiring in May 2023.

(5)
This facility includes 28 acres of land owned by the company. This manufacturing facility was constructed by us and has outside storage tanks for the storage of bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low
Fiscal 2014
4th Quarter	$37.29	$33.25
3rd Quarter	38.21	35.29
2nd Quarter	44.00	36.50
1st Quarter	41.00	35.92
Fiscal 2013
4th Quarter	$40.96	$37.25
3rd Quarter	42.04	36.18
2nd Quarter	42.29	35.77
1st Quarter	38.53	31.06

Cash Dividends	Declared	Paid
Fiscal 2015
1st Quarter	—	$0.36
Fiscal 2014
4th Quarter	$0.36	—
3rd Quarter	—	$0.36
2nd Quarter	$0.36	—
1st Quarter	—	$0.34
Fiscal 2013
4th Quarter	$0.34	—
3rd Quarter	—	$0.34
2nd Quarter	$0.34	—
1st Quarter	—	$0.32

Our common shares are traded on The NASDAQ Global Market under the symbol “HWKN.” The price information represents closing sale prices as reported by The NASDAQ Global Market. As of May 23, 2014, shares of our common stock were held by approximately 476 shareholders of record.

We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our consolidated results of operations, financial position, cash flows and other factors, and are subject to approval by our Board of Directors.

We did not sell or repurchase any shares of our common stock during the fourth quarter of fiscal 2014.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock, the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the S&P Small Cap 600 Index on March 30, 2009, and reinvestment of all dividends.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the Company’s continuing operations is presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s consolidated financial statements and notes thereto included in Item 8 herein. Total assets shown below are for the Company’s total operations.

	Fiscal Years
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Sales	$348,263	$350,387	$343,834	$297,641	$257,099
Gross profit	61,600	56,936	65,868	61,902	64,445
Income from continuing operations	18,094	17,108	21,628	20,314	23,738
Basic earnings per common share	1.72	1.64	2.09	1.98	2.32
Diluted earnings per common share	1.71	1.62	2.08	1.96	2.31
Cash dividends declared per common share	0.72	0.68	0.64	0.70	0.66
Cash dividends paid per common share	0.70	0.66	0.62	0.68	0.64
Total assets	$237,193	$222,148	$204,081	$185,005	$160,293

We acquired substantially all the assets of Vertex Chemical Corporation (“Vertex”) in late fiscal 2011. The results of its operations since the acquisition date are included in our consolidated results of operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2014, 2013 and 2012. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Overview

We derive substantially all of our revenues from the sale of chemicals to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added chemical products, including repackaging, blending, manufacturing and diluting certain products.

We have continued to invest in infrastructure to support increased business. During fiscal 2013, we completed construction of a new Industrial manufacturing facility in Rosemount, Minnesota. The site provides capacity for future business growth and lessens our dependence on our flood-prone sites on the Mississippi River. We incurred incremental costs to operate this new facility during fiscal 2014 as compared to fiscal 2013 of approximately $1.7 million, which have been recorded in cost of sales in our Industrial segment.

In the first quarter of fiscal 2014, we moved into a new corporate headquarters located in Roseville, Minnesota. The move was necessary because we had outgrown our former corporate headquarters that had been our home for over 60 years. As a result of this move, we incurred incremental costs during fiscal 2014 as compared to fiscal 2013 of approximately $1.0 million, recorded in selling, general and administrative expenses and allocated among both our Water Treatment and Industrial segments.

In fiscal 2014, we vacated the leased facility used to serve our bulk pharmaceutical customers and transferred production of certain products to our other Industrial production facilities while discontinuing production of the remaining product lines. As a result, we recorded incremental costs in our Industrial segment during fiscal 2014 as compared to fiscal 2013 of approximately $0.4 million related to accelerated depreciation on leasehold improvements and manufacturing equipment related to this facility.

In the third quarter of fiscal 2014, we acquired substantially all the assets of Advance Chemical Solutions, Inc. (“ACS”), under the terms of an asset purchase agreement with ACS and its shareholders. We paid $2.4 million in cash, and may be obligated to pay an aggregate of $0.5 million in additional consideration to ACS over the next three years depending upon the achievement of certain financial performance targets. ACS had revenues of approximately $4.0 million for the 12 months ended September 30, 2013. The results of its operations since the acquisition date are included in our Water Treatment segment.

We opened one new branch for our Water Treatment Group in fiscal 2013 and one in fiscal 2012 and expect to continue to invest in existing and new branches to expand our Water Treatment Group’s geographic coverage. The cost of these branch expansions is not expected to be material. In addition, we continue to add route sales personnel to certain existing Water Treatment Group branch offices to spur growth within our existing geographic coverage area.
In the third quarter of fiscal 2013, we recorded a pre-tax charge of $7.2 million in our Industrial segment (approximately $4.5 million after tax, or $0.43 per share, fully diluted). This charge represented the discounted value of our estimated withdrawal payment obligation from the Central States, Southeast and Southwest Areas Pension Fund (“CSS”), a collectively bargained multiemployer pension plan. The withdrawal liability will be paid over 20 years and our payments began in the third quarter of fiscal 2014.

In fiscal 2013, we entered into a settlement agreement with a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provided for a cash payment by us to the supplier and provided that both parties enter into new contracts for the supply by the supplier of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales in our Industrial segment (approximately $2.0 million after tax, or $0.19 per share, fully diluted) in the first quarter of fiscal 2013.

An overview of our financial performance in fiscal 2014 is provided below:

•	Sales of $348.3 million, a 0.6% decrease from fiscal 2013;

•
Gross profit of $61.6 million, or 17.7% of sales, a $4.7 million increase in gross profit dollars from fiscal 2013. Fiscal 2013 gross profit was adversely impacted by non-recurring charges of $7.2 million related to our withdrawal from the CSS pension plan and $3.2 million related to the litigation settlement discussed above;

•	Net cash provided by operating activities of $34.6 million; and

•	Cash and cash equivalents and investments available for sale of $63.2 million as of the end of fiscal 2014, an increase of $13.2 million from the end of fiscal 2013.

We seek to maintain relatively constant gross profit dollars per unit sold on each of our products as the cost of our raw materials increase or decrease, subject to competitive pricing pressures that may negatively impact our gross profit dollars per unit sold. Since we expect that we will continue to experience fluctuations in our raw material costs and resulting prices in the future, we believe that gross profit dollars is the best measure of our profitability from the sale of our products, as opposed to gross profit as a percentage of sales.

We use the last in, first out (“LIFO”) method of valuing the vast majority of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Our LIFO reserve decreased by $1.9 million in fiscal 2014 and $0.4 million in fiscal 2013, increasing our reported gross profit for both of these years. The reduction in the LIFO reserve in fiscal 2014 was primarily due to lower levels of inventory at year-end, driven by unusually cold and wintry weather that resulted in rail car and barge shipment delays during the fourth quarter of fiscal 2014. We anticipate our LIFO reserve will increase in fiscal 2015, decreasing our gross profit recorded, as we anticipate our inventory will return to levels consistent with historical levels at the end of fiscal 2015. The amount of the reserve increase will depend on our actual fiscal year-end inventory levels and costs.

We disclose the sales of our bulk commodity products as a percentage of total sales dollars. We reviewed and revised the definition of bulk commodity products so that it now consists of products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities. This definition is more consistent with the business of a company primarily focused on bulk chemical distribution. The disclosures in this document referring to sales of bulk commodity products have been recalculated for all periods presented based on this revised definition.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Sales	100.0%	100.0%	100.0%
Cost of sales	(82.3)%	(81.7)%	(80.8)%
Pension withdrawal	—%	(2.1)%	—%
Gross profit	17.7%	16.2%	19.2%
Selling, general and administrative expenses	(9.6)%	(9.0)%	(9.0)%
Operating income	8.1%	7.2%	10.2%
Interest (expense) income, net	—%	0.1%	0.1%
Income from continuing operations before income taxes	8.1%	7.3%	10.3%
Income tax provision	(2.9)%	(2.4)%	(4.0)%
Income from continuing operations	5.2%	4.9%	6.3%
Income from discontinued operations, net of tax	—%	—%	0.3%
Net income	5.2%	4.9%	6.6%

Fiscal 2014 Compared to Fiscal 2013

Sales

Sales decreased $2.1 million, or 0.6%, to $348.3 million for fiscal 2014, as compared to sales of $350.4 million for fiscal 2013. Sales of bulk commodity products, using the revised definition for these products discussed above, were approximately 21% of sales in fiscal 2014 and 23% in fiscal 2013.

Industrial Segment.  Industrial segment sales decreased $3.7 million, or 1.5%, to $244.9 million for fiscal 2014. Overall volumes increased slightly year-over-year, with the increase driven by higher volumes of bulk commodity products sold, which generally carry lower per-unit selling prices and margins. In addition, competitive pricing pressures resulted in lower overall per-unit selling prices.

Water Treatment Segment.  Water Treatment segment sales increased $1.5 million, or 1.5%, to $103.4 million for fiscal 2014. Sales volumes in this segment were largely unchanged as compared to the prior year. Sales growth in our newer branches, including the Oklahoma branch we acquired in connection with the ACS acquisition, together with increased sales of certain specialty chemical products and equipment, more than offset the negative impact of unfavorable weather conditions during the majority of the spring and summer months and reduced sales volumes of bulk commodity products.

Gross Profit

Gross profit was $61.6 million, or 17.7% of sales, for fiscal 2014, as compared to $56.9 million, or 16.2% of sales, for fiscal 2013. The prior year’s gross profit was adversely impacted by the $7.2 million CSS pension withdrawal charge and the $3.2 million charge resulting from the litigation settlement, both of which were recorded in our Industrial segment. Together, these charges constituted 3.0% of sales for fiscal 2013. The LIFO method of valuing inventory increased gross profit by $1.9 million for fiscal 2014 and $0.4 million for fiscal 2013, primarily due to lower levels of inventory of many of our products at year-end.

Industrial Segment.  Gross profit for the Industrial segment was $32.0 million, or 13.1% of sales, for fiscal 2014, as compared to $28.9 million, or 11.6% of sales, for fiscal 2013. The prior year’s gross profit for this segment was negatively impacted by the $7.2 million CSS pension withdrawal charge and the $3.2 million charge resulting from the litigation settlement, which charges together constituted 4.2% of Industrial segment sales for the fiscal year. Gross profit for fiscal 2014 was adversely impacted by $1.7 million in incremental costs to operate our new Rosemount manufacturing facility as compared to fiscal 2013, and a $0.4 million year-over-year difference in costs incurred to exit the leased facility used to serve our bulk pharmaceutical customers. Despite slightly higher overall sales volumes, gross profit was also negatively impacted by competitive pricing pressures and higher volumes of lower margin products sold as compared to the prior year. The LIFO method of valuing inventory increased gross profit by $1.6 million in fiscal 2014 and increased gross profit by $0.4 million in fiscal 2013.

Water Treatment Segment.  Gross profit for the Water Treatment segment was $29.6 million, or 28.6% of sales, for fiscal 2014, as compared to $28.1 million, or 27.6% of sales, for fiscal 2013. Growth at our newer branches, including the Oklahoma branch we acquired in connection with the ACS acquisition, along with a favorable product mix shift to specialty chemical products from bulk commodities, more than offset the impact to gross profit of unfavorable weather conditions during the spring and summer months. The LIFO method of valuing inventory increased gross profit by $0.3 million in fiscal 2014 and had a nominal impact on gross profit in fiscal 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $33.5 million, or 9.6% of sales, for fiscal 2014, as compared to $31.6 million, or 9.0% of sales, for fiscal 2013. The increase in expenses was driven by incremental costs of $1.0 million related to our new headquarters facility, as well as additional sales and infrastructure support staffing costs in the Water Treatment segment, including our newly-acquired ACS operation.

Operating Income

Operating income was $28.1 million, or 8.1% of sales, for fiscal 2014, as compared to $25.3 million, or 7.2% of sales, for fiscal 2013. Operating income for the Industrial segment increased by $3.3 million as a result of the $7.2 million CSS pension withdrawal charge and the $3.2 million litigation settlement charge recorded in the prior year, largely offset by the reductions in gross profit in fiscal 2014 as discussed above. Operating income for the Water Treatment segment decreased $0.5 million primarily as a result of higher selling, general and administrative expenses, more than offsetting increases in gross profit as discussed above.

Interest (expense) income, net

Interest income on cash and investments of $0.2 million was offset by interest expense related to our pension withdrawal liability of $0.2 million during fiscal 2014. Interest income of $0.1 million for fiscal 2013 consisted primarily of interest income on cash and investments.

Income Tax Provision

Our effective income tax rate was 35.5% for fiscal 2014 compared to 32.7% for fiscal 2013. Our effective tax rate for fiscal 2014 was reduced by a non-recurring state tax benefit of $0.4 million. During fiscal 2013, we amended previously filed U.S. Federal tax returns resulting in an increase of $0.8 million in the benefits related to the domestic manufacturing deduction and investment tax credits, which reduced our tax rate for that year. The effective tax rate is generally impacted by projected levels of taxable income, permanent items, and state taxes.

Fiscal 2013 Compared to Fiscal 2012

Sales

Sales increased $6.6 million, or 1.9%, to $350.4 million for fiscal 2013, as compared to sales of $343.8 million for fiscal 2012. Sales of bulk commodity products, using the revised definition for these products discussed above, were approximately 23% of sales compared to approximately 20% in the previous year.

Industrial Segment.  Industrial segment sales decreased $2.9 million, or 1.2%, to $248.6 million for fiscal 2013. While overall volumes increased year-over-year, competitive pricing pressure resulted in lower overall per-unit selling prices.

Water Treatment Segment.  Water Treatment segment sales increased $9.4 million, or 10.2%, to $101.8 million for fiscal 2013. The increase in sales was primarily due to volume growth resulting from favorable weather conditions in the first half of fiscal 2013 and additional sales of bulk commodity products.

Gross Profit

Gross profit was $56.9 million, or 16.2% of sales, for fiscal 2013, as compared to $65.9 million, or 19.2% of sales, for fiscal 2012. Fiscal 2013 gross profit was adversely impacted by the $7.2 million CSS pension withdrawal and the $3.2 million charge resulting from the litigation settlement, which charges together constituted 3.0% of sales for the fiscal year. Additionally, gross profit was negatively impacted by $1.3 million in incremental costs related to our new Rosemount manufacturing facility in fiscal 2013 as compared to fiscal 2012, and $0.4 million of accelerated depreciation charges related to a facility we vacated in fiscal 2014. The LIFO method of valuing inventory increased gross profit by $0.4 million for fiscal 2013 primarily due to reduced inventory of certain products at year end. In the prior year, LIFO reduced gross profit by $1.6 million due to higher inventory levels and the mix of chemicals in inventory at the end of the year.

Industrial Segment.  Gross profit for the Industrial segment was $28.9 million, or 11.6% of sales, for fiscal 2013, as compared to $40.4 million, or 16.0% of sales, for fiscal 2012. Fiscal 2013 gross profit for this segment was negatively impacted by the $7.2 million CSS pension withdrawal charge and the $3.2 million charge resulting from the litigation settlement, which charges together constituted 4.2% of Industrial segment sales for the fiscal year. Gross profit for this segment was also negatively impacted by heightened competitive pricing pressure, resulting in overall lower per-unit margins, $1.3 million in incremental costs for the new Rosemount facility, and by $0.4 million of accelerated depreciation charges related to the facility we vacated as noted above. The LIFO method of valuing inventory increased gross profit by $0.4 million in fiscal 2013 and reduced gross profit by $1.5 million in fiscal 2012.

Water Treatment Segment.  Gross profit for the Water Treatment segment was $28.1 million, or 27.6% of sales, for fiscal 2013, as compared to $25.5 million, or 27.6% of sales, for fiscal 2012. The increase in gross profit dollars was primarily due to increased volumes resulting from favorable weather conditions during the first half of the year, partially offset by higher volumes of lower margin products sold as compared to the prior year. The LIFO method of valuing inventory had no significant impact on gross profit in fiscal 2013 and negatively impacted gross profit by $0.1 million in fiscal 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.6 million, or 9.0% of sales, for fiscal 2013, as compared to $30.8 million, or 8.9% of sales, for fiscal 2012. The increase was primarily due to higher selling costs due to additional sales staff, partially offset by lower administration costs.

Operating Income

Operating income was $25.3 million, or 7.2% of sales, for fiscal 2013, as compared to $35.1 million, or 10.2% of sales, for fiscal 2012. An $11.6 million decrease in operating income for the Industrial segment was partially offset by a $1.8 million increase in operating income for the Water Treatment segment. Operating income for the Industrial segment was negatively impacted by the CSS pension withdrawal, the litigation settlement agreement, heightened competitive pricing pressure, the addition of a new production facility and the accelerated depreciation related to the anticipated exit of a leased facility. The LIFO method of valuing inventory increased our operating income in fiscal 2013, but reduced our operating income in fiscal 2012.

Interest (expense) income, net

Investment income was $0.1 million for both fiscal 2013 and 2012.

Income tax provision

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
Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2014 was $34.6 million compared to $35.5 million in fiscal 2013 and $33.7 million in fiscal 2012. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.

Cash used in investing activities was $23.1 million in fiscal 2014 compared to $30.4 million in fiscal 2013 and $20.4 million in fiscal 2012. Capital expenditures were $12.3 million in fiscal 2014, $26.7 million in fiscal 2013 and $20.1 million in fiscal 2012. Capital expenditures in fiscal 2014 included $1.5 million related to our new headquarters facility and $1.2 million for our new Industrial manufacturing facility, compared to capital expenditure totaling $16.9 million for those two facilities in fiscal 2013. Other fiscal 2014 capital spending consisted of approximately $3.0 million related to business expansion and process improvement projects and $6.6 million for other facility improvements, truck and vehicle replacement, and returnable containers. Total capital spending in fiscal 2015 is currently projected to be approximately $20 million.

Cash used in financing activities was $6.7 million in fiscal 2014 compared to $4.9 million in fiscal 2013 and $3.7 million in fiscal 2012. The increase in cash used in financing activities in fiscal 2014 was primarily due to an increase in dividend payments, an increase in shares surrendered for payroll taxes, and lower proceeds from the exercise of employee stock options during the fiscal year. During the second quarter of fiscal 2014, our Board of Directors increased our semi-annual cash dividend by 5.9% to $0.36 per share from $0.34 per share. We have paid cash dividends continuously since 1985. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and are subject to approval by our Board of Directors.

Cash and investments available-for-sale was $63.2 million at March 30, 2014, an increase of $13.2 million as compared with March 31, 2013, primarily due to cash generated from operations and proceeds from the issuance of new shares of common stock through the Company’s employee stock purchase plan, partially offset by capital expenditures and dividend payments. Investments available-for-sale as of March 30, 2014 and March 31, 2013 consisted of certificates of deposit and municipal bonds with maturities ranging from three months to three years. We expect cash balances and our cash flows from operations will be sufficient to fund our cash requirements in fiscal 2015.

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
Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual Obligation	2015	2016	2017	2018		2019	More than 5 Years	Total
	(In thousands)
Operating lease obligations	$1,478	$1,254	$1,111	$1,054	—	$1,061	$4,061	$10,019
Pension withdrawal liability (1)	$467	$467	$467	$467		$467	$6,774	$9,109

(1)	The amounts shown in the table above relate to our withdrawal from the CSS multiemployer pension plan. Payments on this obligation began in fiscal 2014 and will continue through 2034.
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

LIFO Reserve - Inventories are primarily valued at the lower of cost or market with cost being determined using the LIFO method. We may incur significant fluctuations in our LIFO reserve and, as a result, gross margins, due primarily to changes in the level of inventory on hand and the per-unit cost of a single, large-volume component of our inventory. The price of this inventory component fluctuates depending on the balance between supply and demand. Management reviews the LIFO reserve on a quarterly basis. Inventories not valued used the LIFO method are valued at the lower of cost or market with cost being determined using the FIFO method.

Goodwill and Infinite-life Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. As of January 1, 2014, the company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a two-step goodwill impairment test for either reporting unit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to the risk inherent in the cyclical nature of commodity chemical prices. However, we do not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We attempt to pass changes in the cost of our materials on to our customers; however, there are no assurances that we will be able to pass on the increases in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hawkins, Inc.:

We have audited the accompanying consolidated balance sheets of Hawkins, Inc. and subsidiaries (the Company) as of March 30, 2014 and March 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended March 30, 2014, listed in schedule II of this Form 10-K. We also have audited the Company’s internal control over financial reporting as of March 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawkins, Inc. and subsidiaries as of March 30, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Hawkins, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Minneapolis, Minnesota
May 29, 2014

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	March 30, 2014	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,486	$28,715
Investments available-for-sale	13,843	15,625
Trade receivables — less allowance for doubtful accounts:
$477 for 2014 and $469 for 2013	37,946	35,920
Inventories	26,192	28,208
Prepaid expenses and other current assets	3,160	2,613
Total current assets	114,627	111,081
PROPERTY, PLANT, AND EQUIPMENT:
Land	8,038	8,038
Buildings and improvements	68,801	68,268
Machinery and equipment	53,089	50,389
Transportation equipment	17,764	16,156
Office furniture and equipment including computer systems	11,183	10,204
	158,875	153,055
Less accumulated depreciation	68,406	62,081
Net property, plant, and equipment	90,469	90,974
OTHER ASSETS:
Goodwill	7,392	6,495
Intangible assets — less accumulated amortization:
$3,069 for 2014 and $2,398 for 2013	8,509	7,678
Long-term investments	15,852	5,597
Other	344	323
Total other assets	32,097	20,093
Total assets	$237,193	$222,148
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$18,306	$18,516
Dividends payable	3,823	3,592
Accrued payroll and employee benefits	5,555	5,391
Deferred income taxes	2,900	2,554
Income tax payable	1,444	1,446
Other current liabilities	3,801	3,626
Total current liabilities	35,829	35,125
PENSION WITHDRAWAL LIABILITY	6,887	7,136
OTHER LONG-TERM LIABILITIES	1,878	1,653
DEFERRED INCOME TAXES	10,186	8,062
Total liabilities	54,780	51,976
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,562,400 and 10,495,427 shares issued and outstanding for 2014 and 2013, respectively	528	525
Additional paid-in capital	50,502	48,779
Retained earnings	131,427	120,974
Accumulated other comprehensive loss	(44)	(106)
Total shareholders’ equity	182,413	170,172
Total liabilities and shareholders’ equity	$237,193	$222,148

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Sales	$348,263	$350,387	$343,834
Cost of sales	(286,663)	(286,241)	(277,966)
Pension withdrawal	—	(7,210)	—
Gross profit	61,600	56,936	65,868
Selling, general and administrative expenses	(33,510)	(31,606)	(30,759)
Operating income	28,090	25,330	35,109
Interest (expense) income, net	(29)	84	145
Income from continuing operations before income taxes	28,061	25,414	35,254
Income tax provision	(9,967)	(8,306)	(13,626)
Income from continuing operations	18,094	17,108	21,628
Income from discontinued operations, net of tax	—	18	1,057
Net income	$18,094	$17,126	$22,685
Weighted average number of shares outstanding-basic	10,544,467	10,464,820	10,339,391
Weighted average number of shares outstanding-diluted	10,599,755	10,541,142	10,408,573
Basic earnings per share:
Earnings per share from continuing operations	$1.72	$1.64	$2.09
Earnings per share from discontinued operations	—	—	0.10
Basic earnings per share	$1.72	$1.64	$2.19
Diluted earnings per share:
Earnings per share from continuing operations	$1.71	$1.62	$2.08
Earnings per share from discontinued operations	—	—	0.10
Diluted earnings per share	$1.71	$1.62	$2.18
Cash dividends declared per common share	$0.72	$0.68	$0.64

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Fiscal Year Ended
	March 30, 2014	March 31, 2013	April 1, 2012
Net income	$18,094	$17,126	$22,685
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(47)	12	(4)
Unrealized gain on post-retirement liability	109	5	26
Total other comprehensive income	62	17	22
Total comprehensive income	$18,156	$17,143	$22,707

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 3, 2011	10,307,177	$515	$41,060	$95,013	$(145)	$136,443
Cash dividends declared				(6,659)		(6,659)
Share-based compensation expense			1,350			1,350
Tax benefit on share-based compensation plans			698			698
Vesting of restricted stock	18,663	1	(1)			—
Shares surrendered for payroll taxes	(3,980)	—	(150)			(150)
Stock Options Exercised	85,332	5	1,461			1,466
ESPP Shares Issued	23,682	1	751			752
Other comprehensive income, net of tax					22	22
Net income				22,685		22,685
BALANCE — April 1, 2012	10,430,874	$522	$45,169	$111,039	$(123)	$156,607
Cash dividends declared				(7,191)		(7,191)
Share-based compensation expense			1,630			1,630
Tax benefit on share-based compensation plans			510			510
Vesting of restricted stock	6,120	—	(1)			(1)
Stock Options Exercised	27,999	1	514			515
ESPP Shares Issued	30,434	2	957			959
Other comprehensive income, net of tax					17	17
Net income				17,126		17,126
BALANCE — March 31, 2013	10,495,427	$525	$48,779	$120,974	$(106)	$170,172
Cash dividends declared				(7,641)		(7,641)
Share-based compensation expense			1,322			1,322
Tax benefit on share-based compensation plans			(214)			(214)
Vesting of restricted stock	41,906	2	(2)			—
Shares surrendered for payroll taxes	(12,480)	(1)	(484)			(485)
Stock Options Exercised	9,333	1	185			186
ESPP Shares Issued	28,214	1	916			917
Other comprehensive income, net of tax					62	62
Net income				18,094		18,094
BALANCE — March 30, 2014	10,562,400	$528	$50,502	$131,427	$(44)	$182,413

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 30, 2014	March 31, 2013	April 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,094	$17,126	$22,685
Reconciliation to cash flows:
Depreciation and amortization	12,605	10,248	8,458
Deferred income taxes	2,150	(2,985)	3,082
Pension withdrawal	—	7,210	—
Share-based compensation expense	1,322	1,621	1,350
Loss from property disposals	111	153	2
Changes in operating accounts (using) providing cash, net of effects of acquisition:
Trade receivables	(1,698)	2,149	(2,407)
Inventories	2,122	(573)	1,319
Accounts payable	335	(1,185)	(1,846)
Accrued liabilities	141	(1,319)	343
Income taxes	(2)	3,893	(251)
Other	(568)	(864)	947
Net cash provided by operating activities	34,612	35,474	33,682
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(12,261)	(26,660)	(20,057)
Purchases of investments	(25,161)	(18,755)	(14,165)
Sale and maturities of investments	16,612	14,900	15,270
Proceeds from property disposals	115	233	255
Acquisitions	(2,416)	(100)	(1,709)
Net cash used in investing activities	(23,111)	(30,382)	(20,406)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,410)	(6,936)	(6,417)
New shares issued	917	968	752
Stock options exercised	186	515	1,466
Excess tax benefit from share-based compensation	62	510	699
Shares surrendered for payroll taxes	(485)	—	(150)
Net cash used in financing activities	(6,730)	(4,943)	(3,650)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,771	149	9,626
CASH AND CASH EQUIVALENTS-
Beginning of period	28,715	28,566	18,940
CASH AND CASH EQUIVALENTS-
End of period	$33,486	$28,715	$28,566
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$7,757	$6,900	$10,788
Noncash investing activities-
Capital expenditures in accounts payable	$699	$1,401	$279

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business - We have two reportable segments: Industrial and Water Treatment. The Industrial Group operates our Industrial segment and specializes in providing industrial chemicals, products and services to industries such as agriculture, energy, electronics, food, chemical processing, pharmaceutical, medical device and plating. The group also manufactures and sells certain food-grade products, including liquid phosphates, lactates and other blended products. The Water Treatment Group operates our Water Treatment segment and specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

Fiscal Year - Our fiscal year is a 52/53-week year ending on the Sunday closest to March 31. Our fiscal years ended March 30, 2014 (“fiscal 2014”), March 31, 2013 (“fiscal 2013”) and April 1, 2012 (“fiscal 2012”) were, and the fiscal year ending on March 29, 2015 (“fiscal 2015”) will be, 52 weeks.

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

Fair Value Measurements - The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include marketable securities and contingent consideration payable related to the ACS Acquisition. There are no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis.

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

Cash Equivalents - Cash equivalents include all liquid debt instruments (primarily cash funds and money market accounts) purchased with an original maturity of three months or less. The balances maintained at financial institutions may, at times, exceed federally insured limits.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments - Available-for-sale securities consist of certificates of deposit (“CD’s”) and municipal bonds and are valued at current market value, with the resulting unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Trade Receivables and Concentrations of Credit Risk - Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. There are no concentrations of credit risk with a single customer from a particular service or geographic area that would significantly impact us in the near term. To reduce credit risk, we routinely assess the financial strength of our customers. We record an allowance for doubtful accounts to reduce our receivables to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic evaluations of our customers’ financial condition. We invest our excess cash balances at times in CD’s, municipal bonds and a money market account at two separate financial institutions where the cash balances may exceed federally insured limits. The institutions are two of the largest commercial banking institutions in the country and both have maintained a AA credit rating.

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost for the vast majority of our inventory determined using the last-in, first-out (“LIFO”) method. The amount of inventory valued using the first-in, first-out (“FIFO”) method represents approximately 9% of the total FIFO inventory balance at March 30, 2014.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No material long-lived assets were determined to be impaired during fiscal years 2014, 2013 or 2012.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. As of January 1, 2014, the company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a two-step goodwill impairment test for either reporting unit.

Our primary identifiable intangible assets include customer lists, trade secrets, non-compete agreements, trademarks, and trade names acquired in previous business acquisitions. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 13 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative impairment test for fiscal 2014.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment tests were also completed in the fourth quarters of fiscal 2013 and 2012, which resulted in no impairment charges for either of these fiscal years.

Income Taxes - In the preparation of our consolidated financial statements, the calculation of income taxes by management is based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. Differences that are temporary in nature result in deferred tax assets and liabilities, which are recorded on the balance sheet, while the differences that are permanent in nature impact the income tax expense recorded on the income statement and impact the effective tax rate for the fiscal year. The deferred tax assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the statements of income.

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

	March 30, 2014	March 31, 2013	April 1, 2012
Weighted average common shares outstanding — basic	10,544,467	10,464,820	10,339,391
Dilutive impact of stock performance units, restricted stock, and stock options	55,288	76,322	69,182
Weighted average common shares outstanding — diluted	10,599,755	10,541,142	10,408,573

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2014, 2013 or 2012.

Derivative Instruments and Hedging Activities - We do not have any freestanding or embedded derivatives and it is our practice to not enter into contracts that contain them.
Note 2 — Business Combinations

Acquisition of Advance Chemical Solutions, Inc.: On October 1, 2013, we acquired substantially all of the assets of Advance Chemical Solutions, Inc. (“ACS”), under the terms of an asset purchase agreement with ACS and its shareholders. We paid $2.4 million in cash, and may be obligated to pay an aggregate of $0.5 million in additional consideration to ACS over the next three years. The amount of such additional payments will be based on the achievement of certain financial performance targets for each of the next three years. Costs associated with this transaction were not material to our company and were expensed as incurred.

The acquisition has been accounted for under the acquisition method of accounting, under which the total estimated purchase price is allocated to the net tangible and intangible assets of ACS acquired in connection with the acquisition, based on their estimated fair values.

In connection with this acquisition, we estimated the fair value of the future contingent consideration payable and recorded $0.4 million for such consideration on our balance sheet. We have determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. The fair value adjustments recorded during the twelve months ended March 30, 2014 were immaterial.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACS had revenues of approximately $4 million for the 12 months ended September 30, 2013. The results of its operations since the acquisition date, and the assets including the goodwill associated with this acquisition, are included in our Water Treatment segment.

Note 3 — Cash and Cash Equivalents and Investments
The following table presents information about our financial assets that are measured at fair value on a recurring basis as of March 30, 2014 and March 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description	March 30, 2014	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash	$33,486	$33,486	$—	$—
Certificates of deposit	24,437	—	24,437	—
Municipal Bonds	5,258	—	5,258	—

Description	March 31, 2013	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash	$28,715	$28,715	$—	$—
Certificates of deposit	21,222	—	21,222	—

Our financial assets that are measured at fair value on a recurring basis are CD’s and municipal bonds, with maturities ranging from three months to three years which fall within valuation technique Level 2. The CD’s and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of March 30, 2014, the CD’s and municipal bonds had a fair value of $13.8 million in current assets and $15.9 million in noncurrent assets.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less.
The contractual maturities of available-for-sale securities at March 30, 2014 and March 31, 2013 are shown in the table below:

	March 30, 2014			March 31, 2013
(In thousands)	Amortized Cost	Fair Value	Unrealized Gain/(loss)	Amortized Cost	Fair Value	Unrealized Gain/(loss)
Within one year	$13,864	$13,843	$(21)	$15,615	$15,625	$10
Between one and three years	15,890	15,852	(38)	5,590	5,597	7
Total available-for-sale securities	$29,754	$29,695	$(59)	$21,205	$21,222	$17
Realized gains and losses were not material for fiscal 2014, 2013 and 2012.

Note 4 — Inventories
Inventories at March 30, 2014 and March 31, 2013 consisted of the following:

	2014	2013
(In thousands)
Inventory (FIFO basis)	$31,344	$35,281
LIFO reserve	(5,152)	(7,073)
Net inventory	$26,192	$28,208

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FIFO value of inventories accounted for under the LIFO method was $28.5 million at March 30, 2014 and $30.3 million at March 31, 2013. The remainder of the inventory was valued and accounted for under the FIFO method.

We decreased the LIFO reserve by $1.9 million in fiscal 2014 and $0.4 million in fiscal 2013 due primarily to lower levels of inventory at the end of the year.
Note 5 — Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill were as follows:

(In thousands)	Amount
Balance as of April 1, 2012	$6,495
Fiscal 2013 activity	—

Balance as of March 31, 2013	6,495
Fiscal 2014 activity (ACS Acquisition)	897

Balance as of March 30, 2014	$7,392

Through fiscal 2013, all of our goodwill was related to our Industrial operating segment. The increase in goodwill during fiscal 2014 relates to the acquisition of ACS, and is recorded as part of our Water Treatment segment.
The following is a summary of our intangible assets as of March 30, 2014 and March 31, 2013:

	2014			2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets:
Customer relationships	$6,913	$(1,292)	$5,621	$5,508	$(981)	$4,527
Trademark	1,335	(421)	914	1,240	(274)	966
Trade secrets	962	(768)	194	962	(640)	322
Carrier relationships	800	(257)	543	800	(177)	623
Other finite-life intangible assets	341	(331)	10	339	(326)	13
Total finite-life intangible assets	10,351	(3,069)	7,282	8,849	(2,398)	6,451
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets, net	$11,578	$(3,069)	$8,509	$10,076	$(2,398)	$7,678

Intangible asset amortization expense was $0.7 million during fiscal 2014, $0.6 million during fiscal 2013, and $0.6 million during fiscal 2012.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2015	2016	2017	2018	2019
Estimated amortization expense	$730	$616	$570	$558	$550
Note 6 — Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) on our balance sheet, net of tax, were as follows:

(In thousands)	2014	2013
Unrealized gain (loss) on:
Available-for-sale investments	$(36)	$11
Post-retirement plan liability adjustments	(8)	(117)
Accumulated other comprehensive loss	$(44)	$(106)

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Share-Based Compensation

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

The following table represents the restricted stock activity for fiscal 2014:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	63,244	$34.26
Granted	28,648	40.25
Vested	(36,182)	35.20
Forfeited or expired	(3,606)	33.01
Outstanding at end of year	52,104	$36.99

The weighted average grant date fair value of restricted shares issued in fiscal 2014, 2013 and 2012 was $40.25, $33.01, and $35.39, respectively. We recorded compensation expense on performance-based restricted stock of approximately $0.8 million for fiscal 2014, $1.1 million for fiscal 2013 and $0.8 million for fiscal 2012, substantially all of which was recorded in selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested in fiscal 2014 was $1.3 million compared to zero in fiscal 2013 and $0.3 million in fiscal 2012.

Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of March 30, 2014 was $1.0 million and is expected to be recognized over a weighted average period of 1.0 years.

The benefits of tax deductions in excess of recognized compensation costs from share-based compensation are recorded as a change in additional paid-in capital rather than a deduction of taxes paid. The amount of excess tax benefit (expense) recognized and recorded in additional paid-in capital resulting from share-based compensation cost was $(0.2) million in fiscal 2014, $0.5 million in fiscal 2013 and $0.7 million in 2012.

Restricted Stock Awards.  As part of their retainer, the Board of Directors receives restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2014:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	5,724	$36.65
Granted	6,055	40.42
Vested	(5,724)	36.65
Forfeited or expired	—	—
Outstanding at end of period	6,055	$40.42

Annual expense related to the value of restricted stock was $0.2 million for each of fiscal 2014, 2013 and 2012, all of which was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock awards as of March 30, 2014 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

Stock Option Awards. Our Board of Directors (the “Board”) previously approved a long-term incentive equity compensation arrangement for our executive officers that provided for the grant of non-qualified stock options that vested at the end of a three-year period, although no stock options have been granted under this arrangement since the fiscal year ended March 28, 2010. As of March 30, 2014 we had 9,333 stock options outstanding and exercisable at a weighted average exercise price of $19.90. No expense was recorded in fiscal 2014 or 2013 related to the value of stock options. Expense related to the value of stock options was $0.1 million for fiscal year 2012, substantially all of which was recorded in SG&A expense in the Consolidated Statements of Income. The weighted average remaining life of all outstanding and exercisable options as of March 30, 2014 is 5.2 years years.
The following table represents the stock option activity for fiscal 2014:

	Total Outstanding			Exercisable
(In thousands, except share data)	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	18,666	$19.90	$665	18,666	$19.90	$665
Granted	—	—		—	—
Vested	—	—		—	—
Exercised	(9,333)	19.90		(9,333)	19.90
Forfeited or expired	—	—		—	—
Outstanding at end of year	9,333	$19.90	$297	9,333	$19.90	$297

Note 8 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans
Company sponsored plans. Substantially all of our non-bargaining unit employees are eligible to participate in a company sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Beginning in fiscal 2013, the profit sharing plan contribution level for each employee will depend upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the profit sharing plan for fiscal 2014 and fiscal 2013 was 5% of each employee’s eligible compensation for employees hired on or before April 1, 2012. In addition to the changes in the profit sharing plan for fiscal 2013, we introduced a 401(k) plan that will allow employees to contribute pre-tax earnings up to the maximum amount allowed under the Internal Revenue Code, with an employer match of up to 5% of the employee’s eligible compensation. Our contribution to the profit sharing plan was 15% of each employee’s eligible compensation in fiscal year 2012.
We have an employee stock ownership plan (“ESOP”) covering substantially all of our non-bargaining unit employees. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. Beginning in fiscal 2013, the ESOP contribution level for each employee will depend upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the ESOP for fiscal 2014 and fiscal 2013 was 5% of each employee’s eligible compensation for employees hired on or before April 1, 2012. Our contribution to the ESOP was 5% of each employee’s eligible compensation for fiscal year 2012.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common stock at a discount from market.
In fiscal 2012, Vertex employees participated in a 401(k) plan that included an employer match of up to 3% of the employee’s eligible compensation and a discretionary Company contribution. The total company contribution to this plan was $0.2 million. Beginning in fiscal 2013, Vertex employees are included within the Company’s retirement plans outlined above.
In March 2013, concurrent with our withdrawal from a multiemployer pension plan described below, we established a retirement plan and ESOP for our collective bargaining unit employees. Each of these plans is subject to a maximum amount allowed under the Internal Revenue Code. The retirement plan provides for a contribution of 5% of each employee’s eligible wages annually for employees who were eligible to enter the plan on March 1, 2013 and a contribution of 2.5% of each employee’s eligible wages annually for employees who entered the plan subsequent to March 1, 2013. Additionally, the retirement plan includes a 401(k) plan that will allow employees to contribute pre-tax earnings up to the maximum amount allowed under the Internal Revenue

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Code, with an employer match of up to 5% of the employee’s eligible compensation. The ESOP provides for contributions of 5% of each employee’s eligible wages annually for employees who were eligible to enter the plan on March 1, 2013 and a contribution of 2.5% of each employee’s eligible wages annually for employees who enter the plan subsequent to March 1, 2013.

The following represents the contribution expense for the company sponsored profit sharing, ESOP, ESPP and 401(k) plans for fiscal 2014, 2013 and 2012:

Benefit Plan	2014	2013	2012
(In thousands)
Non-bargaining unit employee plans:
Profit sharing	$1,231	$1,204	$2,616
401(K) matching contributions	980	1,206	—
ESOP	1,231	1,203	802
Vertex plan	—	—	175
Bargaining unit employee plans	500	—	—
ESPP - all employees	257	289	262
Total contribution expense	$4,199	$3,902	$3,855

Multiemployer pension plan. In fiscal 2013, we concluded negotiations with two collective bargaining units to discontinue our participation in the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan, and as a result we recorded a pre-tax charge of $7.2 million (approximately $4.5 million after tax, or $0.43 per share, fully diluted). This charge represents the discounted value of our estimated withdrawal payment obligation and has been recorded as a charge to cost of sales in our Industrial segment.

Payment of our share of the unfunded vested benefit liability will be made over 20 years and is subject to a cap. At the end of the 20-year period we will have no further liability, even if our share of the unfunded vested benefit liability had not yet been paid in full. The aggregate cash payments to be made total approximately $9.3 million, or $467,000 per year. Our payments began in the third quarter of fiscal 2014.

We made contributions to CSS of approximately $0.4 million in each of fiscal 2013 and 2012.
Note 9 — Commitments and Contingencies
Leases — We have various operating leases for primarily buildings and land on which some of our operations are located. Future minimum lease payments due under operating leases with an initial term of one year or more at March 30, 2014 are as follows:

(In thousands)	2015	2016	2017	2018	2019	Thereafter
Minimum lease payment	$1,478	$1,254	$1,111	$1,054	$1,061	$4,061
Total rental expense for the fiscal years 2014, 2013 and 2012 was as follows:

	2014	2013	2012
(In thousands)
Minimum rentals	$1,223	$818	$617
Contingent rentals	110	110	102
Total rental expense	$1,333	$928	$719

Litigation - As of March 30, 2014 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

In the first quarter of fiscal 2013, we entered into a settlement agreement with a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provided for a cash payment by us to the supplier and provided that both parties enter into new contracts for the supply by the supplier of certain

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales (approximately $2.0 million or $0.19 per share, fully diluted, after tax) in the first quarter of fiscal 2013.

Asset Retirement Obligations - We have three leases of land which contain terms that state that at the end of the lease term (currently 2023 for one lease and 2018 for the other two leases if the leases are not renewed), we have a specified amount of time to remove the property and buildings. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: The leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of March 30, 2014. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.
Note 10 — Income Taxes
The provisions for income taxes for fiscal 2014, 2013 and 2012 are as follows:

	2014	2013	2012
(In thousands)
Federal — current	$7,612	$8,967	$8,632
State — current	1,255	2,417	2,546
Total current	8,867	11,384	11,178
Federal — deferred	676	(2,466)	2,796
State — deferred	424	(600)	316
Total deferred	1,100	(3,066)	3,112
Total provision	$9,967	$8,318	$14,290

Our effective tax rate for fiscal 2014 was reduced by a non-recurring state tax benefit of $0.4 million. During fiscal 2013, we amended previously filed U.S. Federal tax returns resulting in an increase of $0.8 million in the benefits related to the domestic manufacturing deduction and investment tax credits, which reduced our tax rate for that year. Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below.

	2014	2013	2012
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal deduction	3.2%	4.9%	5.0%
ESOP dividend deduction on allocated shares	(0.8)%	(1.0)%	(0.7)%
Domestic production deduction	(2.1)%	(2.7)%	(0.9)%
Impact of amended tax returns	—%	(3.3)%	—%
Other — net	0.2%	(0.2)%	0.2%
Total	35.5%	32.7%	38.6%

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of items comprising our net deferred tax asset (liability) as of March 30, 2014 and March 31, 2013 are as follows:

(In thousands)	2014	2013
Deferred tax assets:
Trade receivables	$191	$188
Stock compensation accruals	1,031	776
Pension withdrawal liability	2,872	2,902
Other	842	1,100
Total deferred tax assets	$4,936	$4,966
Deferred tax liabilities:
Inventories	$(3,618)	$(3,319)
Prepaid	(727)	(525)
Excess of tax over book depreciation	(13,221)	(11,385)
Amortization of intangibles	(456)	(354)
Total deferred tax liabilities	$(18,022)	$(15,583)
Net deferred tax liabilities	$(13,086)	$(10,617)

As of March 30, 2014, the Company has determined that it is more likely than not that the deferred tax assets at March 30, 2014 will be realized either through future taxable income or reversals of taxable temporary differences. As of March 30, 2014 and March 31, 2013, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 29, 2009 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.
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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Segment Information

We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given our nature, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Fiscal Year Ended March 30, 2014:
Sales	$244,888	$103,375	$348,263
Gross profit	32,041	29,559	61,600
Selling, general, and administrative expenses	19,781	13,729	33,510
Operating income	12,260	15,830	28,090
Identifiable assets*	$141,506	$29,001	$170,507
Fiscal Year Ended March 31, 2013:
Sales	$248,556	$101,831	$350,387
Gross profit	28,878	28,058	56,936
Selling, general, and administrative expenses	19,923	11,683	31,606
Operating income	8,955	16,375	25,330
Identifiable assets*	$143,827	$25,448	$169,275
Fiscal Year Ended April 1, 2012:
Sales	$251,451	$92,383	$343,834
Gross profit	40,357	25,511	65,868
Selling, general, and administrative expenses	19,805	10,954	30,759
Operating income	20,552	14,557	35,109
Identifiable assets*	$129,782	$23,543	$153,325

* Unallocated assets consisting primarily of cash and cash equivalents, investments and prepaid expenses were $66.7 million at March 30, 2014, $52.9 million at March 31, 2013 and $48.0 million at April 1, 2012. Additionally, assets associated with the discontinued operations of the Pharmaceutical segment were zero at March 30, 2014 and March 31, 2013, and $1.2 million at April 1, 2012.

In fiscal 2013, gross profit for our Industrial segment was negatively impacted by a $7.2 million (pre-tax) charge related to our withdrawal from a multiemployer pension plan (see Note 8 for further discussion) as well as a $3.2 million (pre-tax) charge related to a legal settlement (see Note 9 for further discussion). The cumulative impact of these pre-tax charges to the industrial gross profit for fiscal 2013 was $10.4 million.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)	Fiscal 2014
	First	Second	Third	Fourth
Sales	$94,744	$86,599	$81,697	$85,223
Gross profit	17,231	16,570	13,550	14,249
Selling, general, and administrative expenses	8,970	8,293	8,167	8,080
Operating income	8,261	8,277	5,383	6,169
Income from continuing operations, net of tax	5,112	5,207	3,480	4,295
Income from discontinued operations, net of tax	—	—	—	—
Net income	$5,112	$5,207	$3,480	$4,295
Basic net income per share	$0.49	$0.49	$0.33	$0.41
Diluted net income per share	$0.48	$0.49	$0.33	$0.40

	Fiscal 2013
	First	Second	Third	Fourth
Sales	$90,099	$87,160	$85,527	$87,601
Gross profit	15,307	19,196	8,126	14,307
Selling, general, and administrative expenses	8,227	7,455	7,617	8,307
Operating income	7,080	11,741	509	6,000
Income from continuing operations, net of tax	4,365	7,230	1,348	4,165
Income from discontinued operations, net of tax	18	—	—	—
Net income	$4,383	$7,230	$1,348	$4,165
Basic net income per share	$0.42	$0.69	$0.13	$0.40
Diluted net income per share	$0.42	$0.69	$0.13	$0.39

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 30, 2014, based on the criteria described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 30, 2014.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 30, 2014. That attestation report is set forth immediately following this management report.

/s/ Patrick H. Hawkins	/s/ Kathleen P. Pepski
Patrick H. Hawkins	Kathleen P. Pepski
Chief Executive Officer and President	Vice President, Chief Financial Officer, and Treasurer
May 29, 2014	May 29, 2014

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not Applicable

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 7, 2014 (the “2014 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2014 Proxy Statement, no other portions of the 2014 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, their ages and offices held, as of May 23, 2014 are set forth below:

Name	Age	Office
Patrick H. Hawkins	43	Chief Executive Officer and President
Kathleen P. Pepski	59	Vice President, Chief Financial Officer, and Treasurer
Richard G. Erstad	50	Vice President, General Counsel and Secretary
Thomas J. Keller	54	Vice President — Water Treatment Group
Steven D. Matthews II	43	Vice President — Operations
Theresa R. Moran	51	Vice President — Quality and Support
John R. Sevenich	56	Vice President — Industrial Group

Patrick H. Hawkins has been our Chief Executive Officer and President and member of our board since March 2011. He had previously been promoted to the position of President in March 2010 as part of the board’s succession planning efforts. He joined the Company in 1992 and served as the Business Director - Food and Pharmaceuticals, a position he held from 2009 to 2010. Previously he served as Business Manager - Food and Co-Extrusion Products from 2007 to 2009 and Sales Representative - Food Ingredients from 2002 to 2007. He previously served the Company in various other capacities, including Plant Manager, Quality Director and Technical Director.

Kathleen P. Pepski has been our Vice President, Chief Financial Officer and Treasurer since February 2008 and was Secretary from February 2008 to November 2008. She was the Executive Vice President and Chief Financial Officer of PNA Holdings, LLC and Katun Corporation, a supplier of business equipment parts, from 2003 to 2007, the Vice President of Finance of Hoffman Enclosures, a manufacturer of systems enclosures and a subsidiary of Pentair, Inc., from 2002 to 2003, Senior Vice President and Chief Financial Officer of BMC Industries, Inc., a manufacturer of lenses and aperture masks, from 2000 to 2001, and Vice President and Controller at Valspar Corporation, a paint and coatings manufacturer, from 1994 to 2000.

Richard G. Erstad has been our Vice President, General Counsel and Secretary since November 2008. He was General Counsel and Secretary of BUCA, Inc., a restaurant company, from 2005 to 2008. Mr. Erstad had previously been an attorney with the corporate group of Faegre & Benson LLP, a law firm, from 1996 to 2005, where his practice focused on securities law and mergers and acquisitions. He is a member of the Minnesota Bar.

Thomas J. Keller has been our Vice President - Water Treatment Group since April 2012. Prior to attaining this position, Mr. Keller held various positions since joining the Company in 1980, most recently as its Water Treatment General Manager, a position he held since June 2011. Previously, Mr. Keller served as a Regional Manager of the Water Treatment Group from 2002 to 2011.

Steven D. Matthews II was appointed to serve as our Vice President - Operations in December 2013.  He was a Regional General Manager in the Paperboard Converting Division of Newark Recycled Paperboard Solutions, a producer of recycled paperboard, from 2012 to 2013. Previously, he spent a total of fifteen years during two different periods at General Electric in a variety of engineering, Six Sigma, supply chain and plant leadership positions in the Plastics, Aircraft Engines, Lighting and Water divisions. From 2005-2008, he was a Corporate Supply Chain Engagement Leader with Ingersoll Rand, a global diversified industrial company.

Theresa R. Moran has been our Vice President - Quality and Support since February 2010. Since joining the Company in 1981, Ms. Moran has served the Company in a variety of positions, including Administration Operations Manager from 1999 to 2007 and most recently as Director - Process Improvement, a position she held from 2007 until the time of her promotion.

John R. Sevenich has been our Vice President - Industrial Group since May 2000. He was the Business Unit Manager of Manufacturing from 1998 to 2000 and was a Sales Representative with the Company from 1989 to 1998.

“Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2013 Proxy Statement are incorporated herein by reference.

Steven D. Matthews II filed a bankruptcy petition related to the dissolution of a small family business of which Mr. Matthews was an owner and guarantor. The bankruptcy was discharged in 2009.

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

ITEM 11. EXECUTIVE COMPENSATION
“Compensation of Executive Officers and Directors” of the 2014 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
“Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2014 Proxy Statement are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
“Election of Directors” and “Related Party Transactions” of the 2014 Proxy Statement are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
“Independent Registered Public Accounting Firm’s Fees” of the 2014 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 30, 2014 and March 31, 2013.

Consolidated Statements of Income for the fiscal years ended March 31, 2014, March 31, 2013, and April 1, 2012.

Consolidated Statements of Comprehensive Income for the fiscal years ended March 30, 2014, March 31, 2013, and April 1, 2012.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012.

Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012.

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

The following financial statement schedule for the fiscal years 2014, 2013 and 2012.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

Date:	May 29, 2014	By	/s/ Patrick H. Hawkins
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

/s/ Patrick H. Hawkins	Date:	May 29, 2014
Patrick H. Hawkins, Chief Executive Officer and President (Principal Executive Officer) and Director

/s/ Kathleen P. Pepski	Date:	May 29, 2014
Kathleen P. Pepski, Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon	Date:	May 29, 2014
John S. McKeon, Director, Chairman of the Board

/s/ Duane M. Jergenson	Date:	May 29, 2014
Duane M. Jergenson, Director

/s/ Daryl I. Skaar	Date:	May 29, 2014
Daryl I. Skaar, Director

/s/ James A. Faulconbridge	Date:	May 29, 2014
James A. Faulconbridge, Director

/s/ James T. Thompson	Date:	May 29, 2014
James T. Thompson, Director

/s/ Jeffrey L. Wright	Date:	May 29, 2014
Jeffrey L. Wright, Director

/s/ Mary J. Schumacher	Date:	May 29, 2014
Mary J. Schumacher, Director

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED MARCH 30, 2014, MARCH 31, 2013, AND APRIL 1, 2012

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Year Ended March 30, 2014:
Allowance for doubtful accounts	$469	$44	$—	$36	$477
Year Ended March 31, 2013:
Allowance for doubtful accounts	$460	$201	$—	$192	$469
Year Ended April 1, 2012:
Allowance for doubtful accounts	$406	$78	$—	$24	$460

Exhibit Index
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under file number 0-7647.

Exhibit	Description	Method of Filing

3.1	Amended and Second Restated Articles of Incorporation.(1)	Incorporated by Reference

3.2	Amended and Restated By-Laws.(2)	Incorporated by Reference

10.1*	Hawkins, Inc. 2004 Omnibus Stock Plan.(3)	Incorporated by Reference

10.2*	Form of Non-Statutory Stock Option Agreement under the Company’s 2004 Omnibus Stock Plan.(4)	Incorporated by Reference

10.3*	Hawkins, Inc. 2010 Omnibus Incentive Plan.(5)	Incorporated by Reference

10.4*	Form of Performance-Based Unit Award Notice and Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(6)	Incorporated by Reference

10.5*	Form of Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(7)	Incorporated by Reference

10.6*	Hawkins, Inc. Executive Severance Plan.(8)	Incorporated by Reference

21	Subsidiaries of the registrant	Filed Electronically

23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101
Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended March 30, 2014, filed with the SEC on May 29, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at March 30, 2014 and March 31, 2013 , (ii) the Consolidated Statements of Income for the fiscal years ended March 30, 2014, March 31, 2013, and April 1, 2012 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 30, 2014, March 31, 2013, and April 1, 2012 (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012 (v) Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012 and (iv) Notes to Condensed Consolidated Financial Statements.
Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

(3)	Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed July 23, 2004.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2011 (file no. 333-174735).

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(7)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011.