Form 10-Q
period 2014-06-29
HAWKINS INC
filed 2014-08-07
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at August 1, 2014
Common Stock, par value $.05 per share	10,614,124

HAWKINS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 29, 2014	March 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,803	$33,486
Investments available-for-sale	13,030	13,843
Trade receivables — less allowance for doubtful accounts:
$457 as of June 29, 2014 and $477 as of March 30, 2014	39,917	37,946
Inventories	34,321	26,192
Prepaid expenses and other current assets	2,449	3,160
Total current assets	111,520	114,627
PROPERTY, PLANT, AND EQUIPMENT:	161,480	158,875
Less accumulated depreciation and amortization	(71,042)	(68,406)
Net property, plant, and equipment	90,438	90,469
OTHER ASSETS:
Goodwill	7,392	7,392
Intangible assets — less accumulated amortization:
$3,251 as of June 29, 2014 and $3,069 as of March 30, 2014	8,327	8,509
Long-term investments	20,929	15,852
Other	315	344
Total other assets	36,963	32,097
Total assets	$238,921	$237,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$21,555	$18,306
Dividends payable	—	3,823
Accrued payroll and employee benefits	4,624	5,555
Deferred income taxes	2,900	2,900
Income tax payable	757	1,444
Other current liabilities	4,003	3,801
Total current liabilities	33,839	35,829
PENSION WITHDRAWAL LIABILITY	6,813	6,887
OTHER LONG-TERM LIABILITIES	986	1,878
DEFERRED INCOME TAXES	10,180	10,186
Total liabilities	51,818	54,780
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,538,610 and 10,562,400 shares issued and outstanding as of June 29, 2014 and March 30, 2014, respectively	527	528
Additional paid-in capital	49,180	50,502
Retained earnings	137,448	131,427
Accumulated other comprehensive loss	(52)	(44)
Total shareholders’ equity	187,103	182,413
Total liabilities and shareholders’ equity	$238,921	$237,193
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	June 29, 2014	June 30, 2013
Sales	$98,036	$94,744
Cost of sales	(79,540)	(77,513)
Gross profit	18,496	17,231
Selling, general and administrative expenses	(8,875)	(8,970)
Operating income	9,621	8,261
Interest income (expense)	14	(15)
Income before income taxes	9,635	8,246
Income tax provision expense	(3,614)	(3,134)
Net income	$6,021	$5,112

Weighted average number of shares outstanding - basic	10,570,041	10,522,185
Weighted average number of shares outstanding - diluted	10,613,738	10,567,308

Basic earnings per share	$0.57	$0.49
Diluted earnings per share	$0.57	$0.48

Cash dividends declared per common share	—	—
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	June 29, 2014	June 30, 2013
Net income	$6,021	$5,112
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	(8)	(30)
Total comprehensive income	$6,013	$5,082
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	June 29, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,021	$5,112
Reconciliation to cash flows:
Depreciation and amortization	2,984	3,316
Deferred income taxes	—	277
Stock compensation expense	405	251
(Gain) loss from property disposals	(4)	26
Changes in operating accounts providing (using) cash:
Trade receivables	(1,971)	(1,842)
Inventories	(8,129)	(7,057)
Accounts payable	3,763	2,176
Accrued liabilities	(1,695)	(852)
Income taxes	(688)	(604)
Other	738	507
Net cash provided by operating activities	1,424	1,310
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(3,298)	(4,063)
Purchases of investments	(8,798)	(9,136)
Sale and maturities of investments	4,520	4,345
Proceeds from property disposals	18	42
Net cash used in investing activities	(7,558)	(8,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,823)	(3,592)
Shares surrendered for payroll taxes	(295)	(485)
Proceeds from the exercise of stock options	—	186
Excess tax benefit from share-based compensation	—	(225)
Shares repurchased	(1,431)	—
Net cash used in financing activities	(5,549)	(4,116)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,683)	(11,618)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,486	28,715
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,803	$17,097

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$4,325	$3,686
Noncash investing activities - Capital expenditures in accounts payable	$185	$785
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accounting policies we follow are set forth in “Item 8. Financial Statements and Supplementary Data, Note 1 – Nature of Business and Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014 filed with the SEC on May 29, 2014. There has been no significant change in our accounting policies since the end of fiscal 2014.
The results of operations for the three months ended June 29, 2014 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2014 refer to the fiscal year ended March 30, 2014 and references to fiscal 2015 refer to the fiscal year ending March 29, 2015.
Recently Issued Accounting Pronouncements-
In May 2014 the Financial Accounting Standards Board issued new accounting requirements for recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016 (our fiscal year ended April 1, 2018), and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended
	June 29, 2014	June 30, 2013
Weighted-average common shares outstanding—basic	10,570,041	10,522,185
Dilutive impact of stock options, performance units, and restricted stock	43,697	45,123
Weighted-average common shares outstanding—diluted	10,613,738	10,567,308
For the three months ended June 29, 2014 and June 30, 2013, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.
Note 3 – Business Combinations

Acquisition of Advance Chemical Solutions, Inc.: On October 1, 2013, we acquired substantially all of the assets of Advance Chemical Solutions, Inc. (“ACS”), under the terms of an asset purchase agreement with ACS and its shareholders. We paid $2.4 million in cash, and may be obligated to pay an aggregate of $0.5 million in additional consideration to ACS over the next three years based on the achievement of certain financial performance targets.

The acquisition was accounted for under the acquisition method of accounting, under which the total estimated purchase price is allocated to the net tangible and intangible assets of ACS acquired in connection with the acquisition, based on their estimated fair values. We estimated the fair value of the assets acquired and liabilities assumed to be $2.8 million using a discounted cash flow analysis (income approach).

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

	June 29, 2014
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$21,803	$21,803	$—	$—
Certificates of deposit	29,132	—	29,132	—
Municipal bonds	4,827	—	4,827	—

	March 30, 2014
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$33,486	$33,486	$—	$—
Certificates of deposit	24,437	—	24,437	—
Municipal bonds	5,258	—	5,258	—
Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”) and municipal bonds, with original maturities ranging from three months to three years that fall within valuation technique Level 2. The CD’s and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of June 29, 2014, the combined CD’s and municipal bonds had a fair value of $13.0 million in current assets and $21.0 million in noncurrent assets.
Note 5 – Inventories
Inventories at June 29, 2014 and March 30, 2014 consisted of the following:

	June 29, 2014	March 30, 2014
(In thousands)
Inventory (FIFO basis)	$39,966	$31,344
LIFO reserve	(5,645)	(5,152)
Net inventory	$34,321	$26,192
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $35.6 million at June 29, 2014 and $28.5 million at March 30, 2014. The remainder of the inventory was valued and accounted for under the FIFO method.
The LIFO reserve increased $0.5 million during the three months ended June 29, 2014, and increased $0.2 million during the three months ended June 30, 2013. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets
Goodwill. The carrying amount of goodwill as of June 29, 2014 and March 30, 2014 was $7.4 million.
Intangible assets. Intangible assets consist primarily of customer lists, trademarks, trade secrets and non-compete agreements classified as finite life and trade names classified as indefinite life, related to business acquisitions. A summary of our intangible assets as of June 29, 2014 and March 30, 2014 were as follows:

	June 29, 2014			March 30, 2014
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$6,913	$(1,377)	$5,536	$6,913	$(1,292)	$5,621
Trademark	1,335	(465)	870	1,335	(421)	914
Trade secrets	962	(800)	162	962	(768)	194
Carrier relationships	800	(277)	523	800	(257)	543
Other finite-life intangible assets	341	(332)	9	341	(331)	10
Total finite-life intangible assets	10,351	(3,251)	7,100	10,351	(3,069)	7,282
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$11,578	$(3,251)	$8,327	$11,578	$(3,069)	$8,509

Note 7 – Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss on our balance sheet, net of tax, were as follows:

(In thousands)	June 29, 2014	March 30, 2014
Unrealized loss on:
Available-for-sale investments	$(44)	$(36)
Post-retirement plan liability	(8)	(8)
Accumulated other comprehensive loss	$(52)	$(44)
Note 8 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (“the Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2015 and 2014. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 50,874 shares in the aggregate for fiscal 2015. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the three months ended June 29, 2014:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	52,104	$36.99
Granted	24,932	34.45
Vested	(23,300)	33.01
Forfeited or expired	(156)	33.01
Outstanding at end of period	53,580	$37.55
We recorded compensation expense of $0.3 million related to performance share units and restricted stock for the three months ended June 29, 2014. We recorded compensation expense of $0.1 million related to performance share units and restricted stock for the three months ended June 30, 2013. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of June 29, 2014, there were 6,055 shares of restricted stock with a weighted averaged grant date fair value of $40.42 outstanding under this program. Compensation expense for the three months ended June 29, 2014 and June 30, 2013 related to restricted stock awards to the Board was $0.1 million.

Stock Option Awards. The Board previously approved a long-term incentive equity compensation arrangement for our executive officers that provided for the grant of non-qualified stock options that vested at the end of a three-year period, although no stock options have been granted since our fiscal year ended March 28, 2010. As of June 29, 2014, we had 9,333 stock options outstanding and exercisable at a weighted average exercise price of $19.90. No expense was recorded for the three months ended June 29, 2014 and June 30, 2013 related to the value of stock options.

Note 9 – Share Repurchase Program

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess applied against additional paid-in capital.

During the first quarter of fiscal 2015 we repurchased 39,170 shares of common stock with an aggregate value of $1.4 million.

Note 10 – Litigation, Commitments and Contingencies

Litigation — There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.
Note 11 – Segment Information
We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in our fiscal 2014 Annual Report on Form 10-K. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given the nature of our business, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

(In thousands)	Industrial	Water Treatment	Total
Three months ended June 29, 2014:
Sales	$67,546	$30,490	$98,036
Gross profit	9,361	9,135	18,496
Selling, general, and administrative expenses	5,099	3,776	8,875
Operating income	4,262	5,359	9,621
Three months ended June 30, 2013:
Sales	$67,031	$27,713	$94,744
Gross profit	9,222	8,009	17,231
Selling, general, and administrative expenses	5,434	3,536	8,970
Operating income	3,788	4,473	8,261

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 29, 2014 as compared to the three months ended June 30, 2013. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 30, 2014 (“fiscal 2014”). References to fiscal 2015 refer to the fiscal year ending March 29, 2015.
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

In fiscal 2014, we exited a leased facility used to serve our bulk pharmaceutical customers. As a result, in the first quarter of fiscal 2014 we recorded a pre-tax charge of approximately $0.4 million in cost of sales in our Industrial segment (approximately $0.2 million after tax) primarily related to accelerated depreciation charges related to exiting this facility.

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

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the first quarter of fiscal 2015, we repurchased 39,170 shares of common stock for an aggregate price of $1.4 million.

We use the last in, first out (“LIFO”) method for valuing substantially all our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded a $0.5 million increase in our LIFO reserve for the three months ended June 29, 2014 and a $0.2 million increase in our LIFO reserve for the three months ended June 30, 2013, decreasing our reported gross profit for both of these periods.

We disclose the sales of our bulk commodity products as a percentage of total sales dollars. We define bulk commodity products to consist of products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities.

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended
	June 29, 2014	June 30, 2013
Sales	100.0%	100.0%
Cost of sales	(81.1)%	(81.8)%
Gross profit	18.9%	18.2%
Selling, general and administrative expenses	(9.1)%	(9.5)%
Operating income	9.8%	8.7%
Interest (expense) income	—%	—%
Income from continuing operations before income taxes	9.8%	8.7%
Income tax provision	(3.7)%	(3.3)%
Net income	6.1%	5.4%
Three Months Ended June 29, 2014 Compared to the Three Months Ended June 30, 2013
Sales
Sales increased $3.3 million, or 3.5%, to $98.0 million for the three months ended June 29, 2014, as compared to $94.7 million for the same period of the prior year. Sales of bulk commodity products accounted for approximately 19% of sales dollars during the three months ended June 29, 2014, as compared to 21% for the three months ended June 30, 2013.
Industrial Segment. Industrial segment sales increased $0.5 million, or 0.8%, to $67.5 million for the three months ended June 29, 2014, as compared to $67.0 million for the same period of the prior year. Our overall volumes increased from the same period a year ago, however competitive pricing pressures resulted in lower per-unit selling prices.
Water Treatment Segment. Water Treatment segment sales increased $2.8 million, or 10.0%, to $30.5 million, as compared to $27.7 million for the same period of the prior year. The increased sales were primarily driven by growth in our newer branches, including the newly-acquired Oklahoma branch, as well as increased sales across most of this segment’s specialty chemical product lines.
Gross Profit
Gross profit increased $1.3 million to $18.5 million, or 18.9% of sales, for the three months ended June 29, 2014, as compared to $17.2 million, or 18.2% of sales, for the same period of the prior year. Gross profit in the Industrial segment increased $0.1 million, and gross profit in the Water Treatment segment increased $1.1 million. The LIFO method of valuing inventory decreased gross profit by $0.5 million for the first quarter of fiscal 2015 and decreased gross profit by $0.2 million during the first quarter of fiscal 2014.
Industrial Segment. Gross profit for the Industrial segment was $9.4 million, or 13.9% of sales, for the three months ended June 29, 2014, as compared to $9.2 million, or 13.8% of sales, for the same period of the prior year. Lower per-unit margins due to continued competitive pricing pressures were largely offset by higher sales volumes compared to the first quarter of the prior year. Gross profit for the first quarter of fiscal 2014 was negatively impacted by $0.4 million of accelerated depreciation charges related to exiting a leased facility used to serve our bulk pharmaceutical customers. The LIFO method of valuing inventory decreased gross profit in this segment by $0.4 million for the first quarter of fiscal 2015 and decreased gross profit by $0.2 million for the first quarter of fiscal 2014.
Water Treatment Segment. Gross profit for the Water Treatment segment was $9.1 million, or 30.0% of sales, for the three months ended June 29, 2014, as compared to $8.0 million, or 28.9% of sales, for the same period in the prior year. Increased sales of specialty chemical products, including sales from our newly-acquired Oklahoma branch, drove the year-over-year increase in gross profit. The LIFO method of valuing inventory decreased gross profit by $0.1 million for the first quarter of fiscal 2015, and nominally decreased gross profit in the first quarter of fiscal 2014.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $8.9 million, or 9.1% of sales, for the three months ended June 29, 2014, as compared to $9.0 million, or 9.5% of sales, for the same period of the prior year.
Operating Income
Operating income was $9.6 million for the three months ended June 29, 2014 and $8.3 million for the same period of the prior year. Operating income for the Industrial segment increased $0.5 million, largely as a result of reduced selling costs combined with the increase in gross profit discussed above. Operating income for the Water Treatment segment increased $0.9 million, as increased selling costs partially offset the increase in gross profit discussed above.
Provision for Income Taxes
Our effective income tax rate was 37.5% for the three months ended June 29, 2014 compared to 38.0% for the same period of the prior year. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash provided by operating activities for the three months ended June 29, 2014 was $1.4 million compared to $1.3 million for the same period of the prior year. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance generally increases during the period of April through September.
Capital expenditures were $3.3 million for the three months ended June 29, 2014, as compared to $4.1 million in the same period of the prior fiscal year. Included in capital expenditures for the first three months of fiscal 2015 was $1.2 million related to business expansion and process improvement projects. Capital spending also included new and replacement trucks for the Water Treatment segment and new and replacement cylinders.
Cash used in financing activities was $5.5 million for the three months ended June 29, 2014, as compared to $4.1 million in the same period of the prior fiscal year, with the increase in the current quarter driven by common stock repurchases of $1.4 million.
Cash and investments were $55.8 million at June 29, 2014, a decrease of $7.4 million as compared with the $63.2 million available as of March 30, 2014, due to cash outflows for dividends, capital expenditures, and the share repurchase program described above exceeding the cash flows generated from operations during the quarter.

We expect our cash balances and cash flows from operations will be sufficient to fund our cash requirements including acquisitions or other strategic relationships for the foreseeable future. We periodically evaluate opportunities to borrow funds or sell additional equity or debt securities for strategic reasons or to further strengthen our financial position.
Critical Accounting Policies
Our significant accounting policies are set forth in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014. The accounting policies used in preparing our interim fiscal 2015 condensed consolidated financial statements are the same as those described in our Annual Report.
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 29, 2014, our investment portfolio included $34.0 million of certificates of deposit and municipal bonds classified as fixed income securities and cash and cash equivalents of $21.8 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.
We are subject to the risk inherent in the cyclical nature of commodity chemical prices. We do not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We attempt to pass changes in material prices on to our customers, however, there are no assurances that we will be able to pass on cost increases as our pricing must be competitive.

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
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning purchases of our common stock for the quarter ended June 29, 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
03/31/14 - 04/27/14	7,920	(1)	37.26	—	—
04/28/14 - 05/25/14	—		—	—	—
05/26/14 - 06/29/14	39,170		36.54	39,170	260,830

(1) The shares of common stock in this row represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards and are not shares purchased under the Board of Directors authorization described below.

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 29, 2014 filed with the SEC on August 6, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at June 29, 2014 and March 30, 2014, (ii) the Condensed Consolidated Statements of Income for the Three Months Ended June 29, 2014 and June 30, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended June 29, 2014 and June 30, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 29, 2014 and June 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: August 6, 2014

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 29, 2014 filed with the SEC on August 6, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at June 29, 2014 and March 30, 2014, (ii) the Condensed Consolidated Statements of Income for the Three Months Ended June 29, 2014 and June 30, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended June 29, 2014 and June 30, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 29, 2014 and June 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically