Form 10-Q
period 2014-09-28
HAWKINS INC
filed 2014-10-29
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 24, 2014
Common Stock, par value $.05 per share	10,621,201

HAWKINS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 28, 2014	March 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,701	$33,486
Investments available-for-sale	15,435	13,843
Trade receivables — less allowance for doubtful accounts:
$402 as of September 28, 2014 and $477 as of March 30, 2014	35,598	37,946
Inventories	37,292	26,192
Prepaid expenses and other current assets	1,704	3,160
Total current assets	116,730	114,627
PROPERTY, PLANT AND EQUIPMENT:	164,597	158,875
Less accumulated depreciation and amortization	(73,319)	(68,406)
Net property, plant, and equipment	91,278	90,469
OTHER ASSETS:
Goodwill	7,392	7,392
Intangible assets — less accumulated amortization:
$3,434 as of September 28, 2014 and $3,069 as of March 30, 2014	8,144	8,509
Long-term investments	19,464	15,852
Other	218	344
Total other assets	35,218	32,097
Total assets	$243,226	$237,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,691	$18,306
Dividends payable	4,033	3,823
Accrued payroll and employee benefits	5,341	5,555
Deferred income taxes	2,900	2,900
Income tax payable	829	1,444
Other current liabilities	3,666	3,801
Total current liabilities	35,460	35,829
PENSION WITHDRAWAL LIABILITY	6,739	6,887
OTHER LONG-TERM LIABILITIES	742	1,878
DEFERRED INCOME TAXES	10,194	10,186
Total liabilities	53,135	54,780
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,560,543 and 10,562,400 shares issued and outstanding as of September 28, 2014 and March 30, 2014, respectively	528	528
Additional paid-in capital	50,033	50,502
Retained earnings	139,561	131,427
Accumulated other comprehensive loss	(31)	(44)
Total shareholders’ equity	190,091	182,413
Total liabilities and shareholders’ equity	$243,226	$237,193
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Sales	$88,881	$86,599	$186,917	$181,343
Cost of sales	(70,759)	(70,029)	(150,299)	(147,542)
Gross profit	18,122	16,570	36,618	33,801
Selling, general and administrative expenses	(8,271)	(8,293)	(17,146)	(17,263)
Operating income	9,851	8,277	19,472	16,538
Interest expense, net	(18)	(12)	(4)	(27)
Income before income taxes	9,833	8,265	19,468	16,511
Income tax provision	(3,686)	(3,058)	(7,300)	(6,192)
Net income	$6,147	$5,207	$12,168	$10,319

Weighted average number of shares outstanding - basic	10,558,173	10,545,719	10,564,107	10,533,951
Weighted average number of shares outstanding - diluted	10,603,931	10,588,747	10,616,874	10,582,318

Basic earnings per share	$0.58	$0.49	$1.15	$0.98
Diluted earnings per share	$0.58	$0.49	$1.15	$0.98

Cash dividends declared per common share	$0.38	$0.36	$0.38	$0.36
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income	$6,147	$5,207	$12,168	$10,319
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	21	(13)	13	(43)
Total comprehensive income	$6,168	$5,194	$12,181	$10,276
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	September 28, 2014	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,168	$10,319
Reconciliation to cash flows:
Depreciation and amortization	6,071	6,748
Stock compensation expense	767	596
(Gain) loss from property disposals	(47)	53
Changes in operating accounts providing (using) cash:
Trade receivables	2,348	(888)
Inventories	(11,100)	(3,418)
Accounts payable	50	274
Accrued liabilities	(1,633)	(424)
Income tax payable	(615)	193
Other	1,582	1,343
Net cash provided by operating activities	9,591	14,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(6,242)	(6,529)
Purchases of investments	(12,409)	(13,791)
Sale and maturities of investments	7,225	9,245
Proceeds from property disposals	108	55
Net cash used in investing activities	(11,318)	(11,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,823)	(3,592)
New shares issued	491	459
Shares surrendered for payroll taxes	(295)	(485)
Proceeds from the exercise of stock options	—	186
Excess tax benefit from share-based compensation	—	52
Shares repurchased	(1,431)	—
Net cash used in financing activities	(5,058)	(3,380)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,785)	396
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,486	28,715
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,701	$29,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$7,945	$5,947
Noncash investing activities - Capital expenditures in accounts payable	$1,035	$589
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2014, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The results of operations for the six months ended September 28, 2014 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2014 refer to the fiscal year ended March 30, 2014 and references to fiscal 2015 refer to the fiscal year ending March 29, 2015.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued new accounting requirements for recognition of revenue from contracts with customers. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016 (our fiscal year ended April 1, 2018), and interim periods within those annual periods. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Weighted-average common shares outstanding—basic	10,558,173	10,545,719	10,564,107	10,533,951
Dilutive impact of stock options, performance units, and restricted stock	45,758	43,028	52,767	48,367
Weighted-average common shares outstanding—diluted	10,603,931	10,588,747	10,616,874	10,582,318
For the three and six months ended September 28, 2014 and September 29, 2013, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Business Combinations

Acquisition of Advance Chemical Solutions, Inc.: On October 1, 2013, we acquired substantially all of the assets of Advance Chemical Solutions, Inc. (“ACS”). We paid $2.4 million in cash at closing. In addition, we may be obligated to pay an aggregate of $0.5 million in additional consideration to ACS over the first three years following the acquisition based on the achievement of certain financial performance targets, $0.4 million of which was earned in the first year and will be paid in our third quarter.

The ACS acquisition was accounted for under the acquisition method of accounting, under which the total estimated purchase price is allocated to the net tangible and intangible assets acquired based on their estimated fair values. We estimated the fair value of the assets acquired and liabilities assumed to be $2.8 million using a discounted cash flow analysis (income approach).

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

	September 28, 2014
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$26,701	$26,701	$—	$—
Certificates of deposit	30,602	—	30,602	—
Municipal bonds	4,297	—	4,297	—

	March 30, 2014
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$33,486	$33,486	$—	$—
Certificates of deposit	24,437	—	24,437	—
Municipal bonds	5,258	—	5,258	—
Our financial assets that are measured at fair value on a recurring basis are certificates of deposit (“CD’s”) and municipal bonds, with original maturities ranging from three months to three years, that fall within valuation technique Level 2. The CD’s and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of September 28, 2014, the combined CD’s and municipal bonds had a fair value of $15.4 million in current assets and $19.5 million in noncurrent assets compared to CD’s and municipal bonds with a fair value of $13.8 million in current assets and $15.9 million in noncurrent assets as of March 30, 2014.
Note 5 – Inventories
Inventories at September 28, 2014 and March 30, 2014 consisted of the following:

	September 28, 2014	March 30, 2014
(In thousands)
Inventory (FIFO basis)	$43,126	$31,344
LIFO reserve	(5,834)	(5,152)
Net inventory	$37,292	$26,192
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $39.8 million at September 28, 2014 and $28.5 million at March 30, 2014. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.2 million during the three months ended September 28, 2014, and decreased $0.4 million during the three months ended September 29, 2013. During the six months ended September 28, 2014, the LIFO reserve increased

$0.7 million, and for the six months ended September 29, 2013 the LIFO reserve decreased $0.1 million. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets
Goodwill. The carrying amount of goodwill as of September 28, 2014 and March 30, 2014 was $7.4 million.
Intangible assets. Intangible assets consist primarily of customer lists, trademarks, trade secrets and non-compete agreements classified as finite life and trade names classified as indefinite life, related to business acquisitions. A summary of our intangible assets as of September 28, 2014 and March 30, 2014 were as follows:

	September 28, 2014			March 30, 2014
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$6,913	$(1,465)	$5,448	$6,913	$(1,292)	$5,621
Trademark	1,335	(507)	828	1,335	(421)	914
Trade secrets	962	(832)	130	962	(768)	194
Carrier relationships	800	(297)	503	800	(257)	543
Other finite-life intangible assets	341	(333)	8	341	(331)	10
Total finite-life intangible assets	10,351	(3,434)	6,917	10,351	(3,069)	7,282
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$11,578	$(3,434)	$8,144	$11,578	$(3,069)	$8,509

Note 7 – Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, were as follows:

(In thousands)	September 28, 2014	March 30, 2014
Unrealized loss on:
Available-for-sale investments	$(23)	$(36)
Post-retirement plan liability	(8)	(8)
Accumulated other comprehensive loss	$(31)	$(44)
Note 8 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2015 and 2014. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 50,874 shares in the aggregate for fiscal 2015. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the six months ended September 28, 2014:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	52,104	$36.99
Granted	24,932	34.45
Vested	(23,300)	33.01
Forfeited or expired	(156)	33.01
Outstanding at end of period	53,580	$37.55

We recorded compensation expense of $0.2 million and $0.5 million related to performance share units and restricted stock for the three and six months ended September 28, 2014. We recorded compensation expense of $0.2 million and $0.3 million related to performance share units and restricted stock for the three and six months ended September 29, 2013. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of September 28, 2014, there were 7,077 shares of restricted stock with a weighted averaged grant date fair value of $34.61 outstanding under this program. Compensation expense for the three and six months ended September 28, 2014 and September 29, 2013 related to restricted stock awards to the Board was $0.1 million.

Stock Option Awards. The Board previously approved a long-term incentive equity compensation arrangement for our executive officers that provided for the grant of non-qualified stock options that vested at the end of a three-year period, although no stock options have been granted since our fiscal year ended March 28, 2010. As of September 28, 2014, we had 9,333 stock options outstanding and exercisable at a weighted average exercise price of $19.90. No expense was recorded for the three and six months ended September 28, 2014 and September 29, 2013 related to the value of stock options.

Note 9 – Share Repurchase Program

On May 29, 2014, our Board authorized a share repurchase program of up to 300,000 shares of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess applied against additional paid-in capital.

During the first half of fiscal 2015 we repurchased 39,170 shares of common stock with an aggregate value of $1.4 million.

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

(In thousands)	Industrial	Water Treatment	Total
Three months ended September 28, 2014:
Sales	$57,935	$30,946	$88,881
Gross profit	8,363	9,759	18,122
Selling, general and administrative expenses	4,717	3,554	8,271
Operating income	3,646	6,205	9,851
Three months ended September 29, 2013:
Sales	$56,683	$29,916	$86,599
Gross profit	7,282	9,288	16,570
Selling, general and administrative expenses	4,881	3,412	8,293
Operating income	2,401	5,876	8,277
Six months ended September 28, 2014:
Sales	$125,481	$61,436	$186,917
Gross profit	17,724	18,894	36,618
Selling, general and administrative expenses	9,816	7,330	17,146
Operating income	7,908	11,564	19,472
Six months ended September 29, 2013:
Sales	$123,714	$57,629	$181,343
Gross profit	16,504	17,297	33,801
Selling, general and administrative expenses	10,315	6,948	17,263
Operating income	6,189	10,349	16,538

Note 12 – Subsequent Events
On October 20, 2014, we acquired substantially all of the assets of The Dumont Company, Inc. (“Dumont”) for $10.0 million in cash at closing under the terms of an asset purchase agreement with Dumont and its shareholders, using available cash on hand to fund the acquisition. Dumont is a water treatment chemical distribution company operating out of seven locations across Florida with revenues of approximately $14.0 million in calendar year 2013. Dumont’s results of operations and the acquired assets will be included in our Water Treatment Segment.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 28, 2014 as compared to September 29, 2013. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 30, 2014 (“fiscal 2014”). References to fiscal 2015 refer to the fiscal year ending March 29, 2015.
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

On October 20, 2014, we acquired substantially all of the assets of The Dumont Company, Inc. (“Dumont”) for $10.0 million in cash at closing under the terms of an asset purchase agreement with Dumont and its shareholders, using available cash on hand to fund the acquisition. Dumont is a water treatment chemical distribution company operating out of seven locations across Florida with revenues of approximately $14.0 million in calendar year 2013. Its primary chemical markets include municipal water and wastewater treatment, private utilities, commercial swimming pools, irrigation water treatment and food processing. Dumont’s results of operations and the acquired assets will be included in our Water Treatment Segment.

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the first half of fiscal 2015 we repurchased 39,170 shares of common stock with an aggregate value of $1.4 million.

In the third quarter of fiscal 2014, we acquired substantially all the assets of Advance Chemical Solutions, Inc. (“ACS”). We paid $2.4 million in cash at closing. In addition, we may be obligated to pay an aggregate of $0.5 million in additional consideration to ACS over the first three years following the acquisition based on the achievement of certain financial performance targets, $0.4 million of which was earned in the first year and will be paid in the third quarter. ACS had revenues of approximately $4.0 million for the 12 months ended September 30, 2013. The results of its operations since the acquisition date are included in our Water Treatment segment.

In fiscal 2014, we exited a leased facility used to serve our bulk pharmaceutical customers. As a result, in the first half of fiscal 2014 we recorded a pre-tax charge of approximately $0.8 million in cost of sales in our Industrial segment (approximately $0.5 million after tax) primarily related to accelerated depreciation charges related to exiting this facility.

We use the last in, first out (“LIFO”) method for valuing substantially all our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded a $0.2 million increase in our LIFO reserve for the three months ended September 28, 2014 and a $0.7 million increase in our LIFO reserve for the six months ended September 28, 2014, both of which decreased our gross profit in those periods by those amounts. We recorded a $0.4 million decrease in our LIFO reserve for the three months ended September 29, 2013 and a $0.1 million decrease in our LIFO reserve for the six months ended September 29, 2013, both of which increased our reported gross profit for the respective periods by those amounts.

We disclose the sales of our bulk commodity products as a percentage of total sales dollars. We define bulk commodity products to consist of products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities.

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Six months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(79.6)%	(80.9)%	(80.4)%	(81.4)%
Gross profit	20.4%	19.1%	19.6%	18.6%
Selling, general and administrative expenses	(9.3)%	(9.6)%	(9.2)%	(9.5)%
Operating income	11.1%	9.5%	10.4%	9.1%
Interest expense, net	—%	—%	—%	—%
Income before income taxes	11.1%	9.5%	10.4%	9.1%
Income tax provision	(4.1)%	(3.5)%	(3.9)%	(3.4)%
Net income	7.0%	6.0%	6.5%	5.7%
Three Months Ended September 28, 2014 Compared to the Three Months Ended September 29, 2013
Sales
Sales increased $2.3 million, or 2.6%, to $88.9 million for the three months ended September 28, 2014, as compared to $86.6 million for the same period of the prior year. Sales of bulk commodity products accounted for approximately 18% of sales dollars during each of the three-month periods ended September 28, 2014 and September 29, 2013.
Industrial Segment. Industrial segment sales increased $1.3 million, or 2.2%, to $57.9 million for the three months ended September 28, 2014, as compared to $56.7 million for the same period of the prior year. Our overall volumes increased from the same period a year ago, however lower raw material prices and competitive pricing pressures resulted in lower per-unit selling prices.
Water Treatment Segment. Water Treatment segment sales increased $1.0 million, or 3.4%, to $30.9 million, as compared to $29.9 million for the same period of the prior year. The increase was driven by increased sales in many of our newer branches, including the new Oklahoma branch, partially offset by lower sales in certain of our larger branches in our more mature markets where we believe the weather caused reduced municipal pumping rates.
Gross Profit
Gross profit increased $1.6 million to $18.1 million, or 20.4% of sales, for the three months ended September 28, 2014, as compared to $16.6 million, or 19.1% of sales, for the same period of the prior year. The LIFO method of valuing inventory decreased gross profit by $0.2 million for the three months ended September 28, 2014 and increased gross profit by $0.4 million during the three months ended September 29, 2013.
Industrial Segment. Gross profit for the Industrial segment increased $1.1 million to $8.4 million, or 14.4% of sales, for the three months ended September 28, 2014, as compared to $7.3 million, or 12.8% of sales, for the same period of the prior year. Gross profit for the second quarter of fiscal 2015 was favorably impacted by higher sales volumes as well as operating overhead efficiencies, partially offset by lower per-unit margins due to continued competitive pricing pressures. Our operational overhead costs were relatively flat year-over-year despite higher sales volumes. Gross profit for the second quarter of fiscal 2014 was negatively impacted by $0.4 million of charges related to exiting a leased facility used to serve our bulk pharmaceutical customers. The LIFO method of valuing inventory decreased gross profit in this segment by $0.1 million for the second quarter of fiscal 2015 and increased gross profit by $0.4 million for the same period of fiscal 2014.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.5 million to $9.8 million, or 31.5% of sales, for the three months ended September 28, 2014, as compared to $9.3 million, or 31.0% of sales, for the same period of the prior year. The increase in gross profit was driven by increased sales in many of our newer branches, including sales from our new Oklahoma branch, partially offset by lower sales in certain of our larger branches in our more mature markets. The LIFO method of valuing inventory decreased gross profit by $0.1 million for the three months ended September 28, 2014, and nominally impacted gross profit for the three months ended September 29, 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were flat at $8.3 million, or 9.3% of sales for the three months ended September 28, 2014, and 9.6% of sales for the same period of the prior year. Decreased selling expenses in our Industrial segment were offset by increased selling expenses in our Water Treatment segment.
Operating Income
Operating income was $9.9 million for the three months ended September 28, 2014 and $8.3 million for the same period of the prior year. Operating income for the Industrial segment increased $1.2 million, as a result of the increase in gross profit combined with reduced selling costs. Operating income for the Water Treatment segment increased $0.3 million, as the increase in gross profit was partially offset by increased selling costs.
Income Tax Provision
Our effective income tax rate was 37.5% for the three months ended September 28, 2014 compared to 37.0% for the same period of the prior year. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.

Six Months Ended September 28, 2014 Compared to the Six Months Ended September 29, 2013

Sales

Sale increased $5.6 million, or 3.1%, to $186.9 million for the six months ended September 28, 2014, as compared to $181.3 million for the same period of the prior year. Sales of bulk chemicals were approximately 18% of sales dollars during the six months ended September 28, 2014, compared to 20% during the same period of the prior year.

Industrial Segment. Industrial segment sales increased $1.8 million, or 1.4%, to $125.5 million for the six months ended September 28, 2014, as compared to $123.7 million for the same period of the prior year. Our overall volumes increased from the same period a year ago, however lower raw material prices and competitive pricing pressures resulted in lower per-unit selling prices.

Water Treatment Segment. Water Treatment segment sales increased $3.8 million, or 6.6%, to $61.4 million for the six months ended September 28, 2014, as compared to $57.6 million for the same period of the prior year. The increased sales were primarily driven by growth in our newer branches, including our new Oklahoma branch, as well as increased sales of this segment’s specialty chemical product lines, partially offset by lower sales at certain of our larger branches in our more mature markets where we believe the weather caused reduced municipal pumping rates.

Gross Profit

Gross profit increased $2.8 million to $36.6 million, or 19.6% of sales, for the six months ended September 28, 2014, as compared to $33.8 million, or 18.6% of sales, for the same period of the prior year. The prior year's gross profit was negatively impacted by $0.8 million of charges related to exiting a leased facility used to serve our bulk pharmaceutical customers. The LIFO method of valuing inventory decreased gross profit by $0.7 million for the six months ended September 28, 2014, and increased gross profit by $0.1 million for the six months ended September 29, 2013.

Industrial Segment. Gross profit for the Industrial segment increased $1.2 million to $17.7 million, or 14.1% of sales, for the six months ended September 28, 2014, as compared to $16.5 million, or 13.3% of sales, for the same period of the prior year.
The increase in gross profit was driven by higher sales volumes for the first half of fiscal 2015 compared to the same period of the prior year as well as operational overhead efficiencies, partially offset by lower per-unit margins due to continued competitive pricing pressures. Gross profit for the first half of fiscal 2014 was negatively impacted by $0.8 million in costs incurred to exit the leased facility used to serve our bulk pharmaceutical customers. The LIFO method of valuing inventory decreased gross profit in this segment by $0.5 million for the six months ended September 28, 2014, while it increased gross profit in this segment by $0.1 million for the same period of the prior year.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.6 million to $18.9 million, or 30.8% of sales, for the six months ended September 28, 2014, as compared to $17.3 million, or 30.0% of sales, for the same period of the prior year. Higher sales volumes in our newer branches and increased sales of specialty chemicals were partially offset by lower profits from certain of our larger branches in more mature markets. The LIFO method of valuing inventory decreased gross profit in this segment by $0.2 million for the six months ended September 28, 2014, while it had a nominal impact on gross profit in this segment for the six months ended September 29, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17.1 million, or 9.2% of sales, for the six months ended September 28, 2014, as compared to $17.3 million, or 9.5% of sales, for the same period of the prior year. Decreased selling expenses in our Industrial segment were largely offset by increased selling expenses in our Water Treatment segment.

Operating Income

Operating income was $19.5 million for the six months ended September 28, 2014 and $16.5 million for the same period of the prior year. Operating income for the Industrial segment increased $1.7 million as a result of the increase in gross profit combined with reduced selling costs. Operating income for the Water Treatment segment increased $1.2 million, as the increase in gross profit was partially offset by increased selling costs.

Income Tax Provision

Our effective income tax rate was 37.5% for the six month periods ended September 28, 2014 and September 29, 2013. The effective tax rate is impacted by projected levels of taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended September 28, 2014 was $9.6 million compared to $14.8 million for the same period of the prior year. The decrease in cash provided by operating activities was primarily due to the timing of inventory purchases, with increased levels of inventory on hand at September 28, 2014 as compared to a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance is generally higher during the period of April through September.
Capital expenditures were $6.2 million for the six months ended September 28, 2014, as compared to $6.5 million in the same period of the prior fiscal year. Included in capital expenditures for the first half of fiscal 2015 was $2.6 million related to business expansion, inventory storage and process improvement projects. Other capital spending included new and replacement containers and Water Treatment trucks.
Cash used in financing activities was $5.1 million for the six months ended September 28, 2014, as compared to $3.4 million in the same period of the prior fiscal year, with the increase in the current year driven by common stock repurchases of $1.4 million.
Cash and investments were $61.6 million at September 28, 2014, a decrease of $1.6 million as compared with the $63.2 million available as of March 30, 2014, due to cash outflows for dividends, capital expenditures, and the share repurchase program described above exceeding the cash flows generated from operations during the six months ended September 28, 2014.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 28, 2014, our investment portfolio included $34.9 million of certificates of deposit and municipal bonds classified as fixed income securities and cash and cash equivalents of $26.7 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.
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
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not sell or repurchase any shares of our common stock during the second quarter of fiscal 2015. As of September 28, 2014 the maximum number of shares available to be repurchased under the share repurchase program was 260,830.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 28, 2014 filed with the SEC on October 29, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at September 28, 2014 and March 30, 2014, (ii) the Condensed Consolidated Statements of Income for the Three and Six Months Ended September 28, 2014 and September 29, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 28, 2014 and September 29, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 28, 2014 and September 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: October 29, 2014

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 28, 2014 filed with the SEC on October 29, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at September 28, 2014 and March 30, 2014, (ii) the Condensed Consolidated Statements of Income for the Three and Six Months Ended September 28, 2014 and September 29, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 28, 2014 and September 29, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 28, 2014 and September 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

Filed Electronically