Form 10-Q
period 2014-12-28
HAWKINS INC
filed 2015-02-03
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2014
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at January 30, 2015
Common Stock, par value $.05 per share	10,645,189

HAWKINS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 28, 2014	March 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,994	$33,486
Investments available-for-sale	16,072	13,843
Trade receivables — less allowance for doubtful accounts:
$375 as of December 28, 2014 and $477 as of March 30, 2014	34,626	37,946
Inventories	37,016	26,192
Income taxes receivable	340	—
Prepaid expenses and other current assets	3,203	3,160
Total current assets	110,251	114,627
PROPERTY, PLANT AND EQUIPMENT:	168,027	158,875
Less accumulated depreciation and amortization	(75,813)	(68,406)
Net property, plant, and equipment	92,214	90,469
OTHER ASSETS:
Goodwill	11,750	7,392
Intangible assets — less accumulated amortization:
$3,671 as of December 28, 2014 and $3,069 as of March 30, 2014	11,416	8,509
Long-term investments	16,268	15,852
Other	203	344
Total other assets	39,637	32,097
Total assets	$242,102	$237,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,205	$18,306
Dividends payable	—	3,823
Accrued payroll and employee benefits	5,933	5,555
Deferred income taxes	2,743	2,900
Income tax payable	—	1,444
Other current liabilities	3,500	3,801
Total current liabilities	30,381	35,829
PENSION WITHDRAWAL LIABILITY	6,664	6,887
OTHER LONG-TERM LIABILITIES	752	1,878
DEFERRED INCOME TAXES	10,395	10,186
Total liabilities	48,192	54,780
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,569,026 and 10,562,400 shares issued and outstanding as of December 28, 2014 and March 30, 2014, respectively	528	528
Additional paid-in capital	50,716	50,502
Retained earnings	142,705	131,427
Accumulated other comprehensive loss	(39)	(44)
Total shareholders’ equity	193,910	182,413
Total liabilities and shareholders’ equity	$242,102	$237,193
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Sales	$83,825	$81,697	$270,742	$263,040
Cost of sales	(70,183)	(68,147)	(220,482)	(215,689)
Gross profit	13,642	13,550	50,260	47,351
Selling, general and administrative expenses	(8,697)	(8,167)	(25,843)	(25,430)
Operating income	4,945	5,383	24,417	21,921
Interest income (expense), net	15	9	11	(18)
Income before income taxes	4,960	5,392	24,428	21,903
Income tax provision	(1,814)	(1,912)	(9,114)	(8,104)
Net income	$3,146	$3,480	$15,314	$13,799

Weighted average number of shares outstanding - basic	10,564,990	10,547,882	10,564,401	10,538,595
Weighted average number of shares outstanding - diluted	10,614,740	10,595,935	10,623,148	10,590,880

Basic earnings per share	$0.30	$0.33	$1.45	$1.31
Diluted earnings per share	$0.30	$0.33	$1.44	$1.30

Cash dividends declared per common share	$—	$—	$0.38	$0.36
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net income	$3,146	$3,480	$15,314	$13,799
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(8)	(17)	5	(61)
Unrealized gain (loss) on post-retirement liability	—	(38)	—	(38)
Total other comprehensive income (loss)	(8)	(55)	5	(99)
Total comprehensive income	$3,138	$3,425	$15,319	$13,700
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 28, 2014	December 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,314	$13,799
Reconciliation to cash flows:
Depreciation and amortization	9,250	9,678
Deferred income taxes	49	1,216
Stock compensation expense	1,233	946
Loss from property disposals	7	35
Changes in operating accounts providing (using) cash:
Trade receivables	4,679	1,708
Inventories	(9,965)	(2,188)
Accounts payable	(638)	(301)
Accrued liabilities	(1,361)	402
Income tax payable	(1,784)	403
Other	257	(786)
Net cash provided by operating activities	17,041	24,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(10,086)	(10,489)
Purchases of investments	(12,394)	(17,956)
Sale and maturities of investments	9,755	12,185
Acquisitions	(10,068)	(2,416)
Proceeds from property disposals	137	114
Net cash used in investing activities	(22,656)	(18,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,859)	(7,410)
New shares issued	491	459
Shares surrendered for payroll taxes	(295)	(485)
Proceeds from the exercise of stock options	186	186
Excess tax benefit from share-based compensation	64	45
Shares repurchased	(1,464)	—
Net cash used in financing activities	(8,877)	(7,205)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,492)	(855)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	33,486	28,715
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,994	$27,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$10,816	$6,426
Noncash investing activities - Capital expenditures in accounts payable	$449	$529
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
The results of operations for the nine months ended December 28, 2014 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2014 refer to the fiscal year ended March 30, 2014 and references to fiscal 2015 refer to the fiscal year ending March 29, 2015.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued new accounting requirements for recognition of revenue from contracts with customers. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016 (our fiscal year ending April 1, 2018), and interim periods within those annual periods. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Weighted-average common shares outstanding—basic	10,564,990	10,547,882	10,564,401	10,538,595
Dilutive impact of stock options, performance units, and restricted stock	49,750	48,053	58,747	52,285
Weighted-average common shares outstanding—diluted	10,614,740	10,595,935	10,623,148	10,590,880
For the three and nine months ended December 28, 2014 and December 29, 2013, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Business Combinations

Acquisition of The Dumont Company, Inc.: On October 20, 2014, we acquired substantially all of the assets of The Dumont Company, Inc. (“Dumont”) under the terms of an asset purchase agreement with Dumont and its shareholders. We paid $10.1 million in cash including a working capital adjustment in the third quarter of fiscal 2015, using available cash on hand to fund the acquisition. Dumont was a water treatment chemical distribution company with revenues of approximately $14.0 million in calendar year 2013. Through this acquisition we added seven operating locations across Florida. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material to our company and were expensed as incurred.

The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets of Dumont acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). The following table summarizes the preliminary allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed at the date of the Dumont acquisition:

(In thousands)	Amount
Accounts receivable	$1,358
Inventory	859
Other assets	159
Property, plant, and equipment	702
Intangible assets	3,509
Current liabilities	(877)
Net assets acquired	5,710
Goodwill	4,358
Total purchase price	$10,068

The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed resulted in the recognition of the following intangible assets:

(In thousands)	Amount	Life (in years)
Customer relationships	$2,810	20
Trade Name	699	4
	$3,509

Acquisition of Advance Chemical Solutions, Inc.: On October 1, 2013, we acquired substantially all of the assets of Advance Chemical Solutions, Inc. (“ACS”). We paid $2.4 million in cash at closing, and have paid an additional $0.4 million of a potential $0.5 million earnout through the third quarter of fiscal 2015. We may be obligated to pay the remainder of the earnout over the next two years based on the achievement of certain financial performance targets.

The ACS acquisition was accounted for under the acquisition method of accounting, under which the total estimated purchase price is allocated to the net tangible and intangible assets acquired based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed to be $2.8 million using a discounted cash flow analysis (income approach).

ACS had revenues of approximately $4.0 million for the 12 months ended September 30, 2013. The results of its operations since the acquisition date, and the assets, are included in our Water Treatment segment.

Note 4 – Cash and Cash Equivalents and Investments
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 28, 2014
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$18,994	$18,994	$—	$—
Certificates of deposit	28,398	—	28,398	—
Municipal bonds	3,942	—	3,942	—

	March 30, 2014
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$33,486	$33,486	$—	$—
Certificates of deposit	24,437	—	24,437	—
Municipal bonds	5,258	—	5,258	—
Our financial assets that are measured at fair value on a recurring basis and fall within valuation technique Level 2 are certificates of deposit (“CDs”) and municipal bonds, with original maturities ranging from three months to three years. The CDs and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of December 28, 2014, the combined CDs and municipal bonds had a fair value of $16.1 million in current assets and $16.2 million in noncurrent assets compared to CDs and municipal bonds with a fair value of $13.8 million in current assets and $15.9 million in noncurrent assets as of March 30, 2014.
Note 5 – Inventories
Inventories at December 28, 2014 and March 30, 2014 consist of the following:

	December 28, 2014	March 30, 2014
(In thousands)
Inventory (FIFO basis)	$43,112	$31,344
LIFO reserve	(6,096)	(5,152)
Net inventory	$37,016	$26,192
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $38.8 million at December 28, 2014 and $28.5 million at March 30, 2014. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.3 million during the three months ended December 28, 2014, and changed nominally during the three months ended December 29, 2013. During the nine months ended December 28, 2014, the LIFO reserve increased
$0.9 million, and for the nine months ended December 29, 2013 the LIFO reserve decreased $0.2 million. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets
Goodwill. The carrying amount of goodwill was $11.7 million as of December 28, 2014 and $7.4 million as of March 30, 2014. The increase in goodwill is related to goodwill recorded in conjunction with the acquisition of Dumont as discussed in Note 3.
Intangible assets. A summary of our intangible assets as of December 28, 2014 and March 30, 2014 is as follows:

	December 28, 2014			March 30, 2014
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$9,723	$(1,575)	$8,148	$6,913	$(1,292)	$5,621
Trademark	2,034	(580)	1,454	1,335	(421)	914
Trade secrets	962	(864)	98	962	(768)	194
Carrier relationships	800	(317)	483	800	(257)	543
Other finite-life intangible assets	341	(335)	6	341	(331)	10
Total finite-life intangible assets	13,860	(3,671)	10,189	10,351	(3,069)	7,282
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$15,087	$(3,671)	$11,416	$11,578	$(3,069)	$8,509

Note 7 – Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, are as follows:

(In thousands)	December 28, 2014	March 30, 2014
Unrealized loss on:
Available-for-sale investments	$(31)	$(36)
Post-retirement plan liability	(8)	(8)
Accumulated other comprehensive loss	$(39)	$(44)
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
The following table represents the restricted stock activity for the nine months ended December 28, 2014:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	52,104	$36.99
Granted	24,932	34.45
Vested	(23,300)	33.01
Forfeited or expired	(156)	33.01
Outstanding at end of period	53,580	$37.55

We recorded compensation expense of $0.3 million and $0.9 million related to performance share units and restricted stock for the three and nine months ended December 28, 2014. We recorded compensation expense of $0.2 million and $0.6 million related to performance share units and restricted stock for the three and nine months ended December 29, 2013. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of December 28, 2014, there were 7,077 shares of restricted stock with a weighted averaged grant date fair value of $34.61 outstanding under this program. Compensation expense for the three and nine months ended December 28, 2014 and December 29, 2013 related to restricted stock awards to the Board was $0.1 million and $0.2 million, respectively.

Stock Option Awards. The Board previously approved a long-term incentive equity compensation arrangement for our executive officers that provided for the grant of non-qualified stock options that vested at the end of a three-year period. No stock options have been granted since our fiscal year ended March 28, 2010 and as of December 28, 2014, we had no stock options outstanding. During the nine months ended December 28, 2014, 9,333 options were exercised with an exercise price of $19.90. No expense was recorded for the three and nine months ended December 28, 2014 and December 29, 2013 related to the value of stock options.

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

During the first nine months of fiscal 2015 we repurchased 40,020 shares of common stock with an aggregate purchase price of $1.5 million.

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

(In thousands)	Industrial	Water Treatment	Total
Three months ended December 28, 2014:
Sales	$57,811	$26,014	$83,825
Gross profit	7,011	6,631	13,642
Selling, general and administrative expenses	4,715	3,982	8,697
Operating income	2,296	2,649	4,945
Three months ended December 29, 2013:
Sales	$58,510	$23,187	$81,697
Gross profit	7,351	6,199	13,550
Selling, general and administrative expenses	4,799	3,368	8,167
Operating income	2,552	2,831	5,383
Nine months ended December 28, 2014:
Sales	$183,292	$87,450	$270,742
Gross profit	24,735	25,525	50,260
Selling, general and administrative expenses	14,531	11,312	25,843
Operating income	10,204	14,213	24,417
Nine months ended December 29, 2013:
Sales	$182,224	$80,816	$263,040
Gross profit	23,855	23,496	47,351
Selling, general and administrative expenses	15,114	10,316	25,430
Operating income	8,741	13,180	21,921

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 28, 2014 as compared to December 29, 2013. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 30, 2014 (“fiscal 2014”). References to fiscal 2015 refer to the fiscal year ending March 29, 2015.
Overview
We derive substantially all of our revenues from the sale of chemicals to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added chemical products, including repackaging, blending, and manufacturing certain products.

On October 20, 2014, we acquired substantially all of the assets of The Dumont Company, Inc. (“Dumont”) under the terms of an asset purchase agreement with Dumont and its shareholders. We paid $10.1 million in cash including a working capital adjustment, using available cash on hand to fund the acquisition. Dumont was a water treatment chemical distribution company with revenues of approximately $14.0 million in calendar year 2013. Through this acquisition we added seven operating locations across Florida serving municipal water and wastewater treatment, private utilities, commercial swimming pools, irrigation water treatment and food processing chemical markets. The results of operations since the acquisition date are included in our Water Treatment Segment.

In the third quarter of fiscal 2014, we acquired substantially all the assets of Advance Chemical Solutions, Inc. (“ACS”). We paid $2.4 million in cash at closing, and have paid an additional $0.4 million of a potential $0.5 million earnout through the third quarter of fiscal 2015. We may be obligated to pay the remainder of the earnout over the next two years based on the achievement of certain financial performance targets. ACS had revenues of approximately $4.0 million for the 12 months ended September 30, 2013. The results of its operations since the acquisition date are included in our Water Treatment segment.

In fiscal 2014, we exited a leased facility used to serve our bulk pharmaceutical customers. As a result, in the first half of fiscal 2014 we recorded a pre-tax charge of approximately $0.8 million in cost of sales in our Industrial segment (approximately $0.5 million after tax) primarily related to accelerated depreciation charges related to exiting this facility.

In the first quarter of fiscal 2015, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the first nine months of fiscal 2015 we repurchased 40,020 shares of common stock with an aggregate purchase price of $1.5 million.

We use the last in, first out (“LIFO”) method for valuing substantially all our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded a $0.3 million increase in our LIFO reserve for the three months ended December 28, 2014 and a $0.9 million increase in our LIFO reserve for the nine months ended December 28, 2014, both of which decreased our gross profit in those periods by those amounts. The LIFO reserve for the three months ended December 29, 2013 changed nominally and we recorded a $0.2 million decrease in our LIFO reserve for the nine months ended December 29, 2013, which increased our reported gross profit by that amount.

We disclose the sales of our bulk commodity products as a percentage of total sales dollars. We define bulk commodity products to consist of products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities.

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Nine months ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(83.7)%	(83.4)%	(81.4)%	(82.0)%
Gross profit	16.3%	16.6%	18.6%	18.0%
Selling, general and administrative expenses	(10.4)%	(10.0)%	(9.5)%	(9.7)%
Operating income	5.9%	6.6%	9.1%	8.3%
Interest income (expense), net	—%	—%	—%	—%
Income before income taxes	5.9%	6.6%	9.1%	8.3%
Income tax provision	(2.2)%	(2.3)%	(3.4)%	(3.1)%
Net income	3.7%	4.3%	5.7%	5.2%
Three Months Ended December 28, 2014 Compared to the Three Months Ended December 29, 2013
Sales
Sales increased $2.1 million, or 2.6%, to $83.8 million for the three months ended December 28, 2014, as compared to $81.7 million for the same period of the prior year. Sales of bulk commodity products accounted for approximately 23% of sales dollars during each of the three-month periods ended December 28, 2014 and December 29, 2013.
Industrial Segment. Industrial segment sales decreased $0.7 million, or 1.2%, to $57.8 million for the three months ended December 28, 2014, as compared to $58.5 million for the same period of the prior year. Our overall volumes increased from the same period a year ago; however, the product mix for the quarter shifted to products with lower per-unit selling prices. Additionally, lower raw material prices resulted in lower per-unit selling prices.
Water Treatment Segment. Water Treatment segment sales increased $2.8 million, or 12.2%, to $26.0 million, as compared to $23.2 million for the same period of the prior year. The increase was primarily driven by sales of $2.5 million from our newly-acquired Florida locations.
Gross Profit
Gross profit was $13.6 million, or 16.3% of sales, for the three months ended December 28, 2014, unchanged from $13.6 million, or 16.6% of sales, for the same period of the prior year. The LIFO method of valuing inventory decreased gross profit by $0.3 million for the three months ended December 28, 2014 and had a nominal impact on gross profit for the three months ended December 29, 2013.
Industrial Segment. Gross profit for the Industrial segment decreased $0.3 million to $7.0 million, or 12.1% of sales, for the three months ended December 28, 2014, as compared to $7.3 million, or 12.6% of sales, for the same period of the prior year. While sales volumes increased year-over-year, the decline in gross profit was a result of a mix shift to products that carry lower per-unit margins. The LIFO method of valuing inventory decreased year-over-year gross profit by $0.3 million.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.4 million to $6.6 million, or 25.5% of sales, for the three months ended December 28, 2014, as compared to $6.2 million, or 26.7% of sales, for the same period of the prior year. The increase in gross profit dollars was primarily a result of our newly-acquired Florida locations. However, gross profit as a percentage of sales decreased primarily due to the addition of these seven new branches that have lower per-branch revenues and the costs to operate represent a higher percentage of their sales than many of our existing branches. The LIFO method of valuing inventory had a negligible year-over-year impact on this segment’s gross profit.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $8.7 million, or 10.4% of sales for the three months ended December 28, 2014 as compared to $8.2 million, or 10.0% of sales, for the same period of the prior year. The increased expenses were primarily a result of operating the newly-acquired Water Treatment locations in Florida.
Operating Income
Operating income was $4.9 million for the three months ended December 28, 2014 as compared to $5.4 million for the same period of the prior year. Operating income for the Industrial segment decreased $0.3 million, due to the decrease in gross profit described above. Operating income for the Water Treatment segment decreased $0.2 million, as the increase in gross profit was more than offset by higher selling, general and administrative expenses.
Income Tax Provision
Our effective income tax rate was 36.6% for the three months ended December 28, 2014 compared to 35.5% for the same period of the prior year. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Nine Months Ended December 28, 2014 Compared to the Nine Months Ended December 29, 2013

Sales

Sale increased $7.7 million, or 2.9%, to $270.7 million for the nine months ended December 28, 2014, as compared to $263.0 million for the same period of the prior year. Sales of bulk chemicals accounted for approximately 21% of sales dollars during the nine months ended December 28, 2014, as compared to 22% during the same period of the prior year.

Industrial Segment. Industrial segment sales increased $1.1 million, or 0.6%, to $183.3 million for the nine months ended December 28, 2014, as compared to $182.2 million for the same period of the prior year. Our overall volumes increased from the same period a year ago; however, competitive pricing pressures and lower raw material prices resulted in lower per-unit selling prices.

Water Treatment Segment. Water Treatment segment sales increased $6.6 million, or 8.2%, to $87.5 million for the nine months ended December 28, 2014, as compared to $80.8 million for the same period of the prior year. Our recently-acquired Florida and Oklahoma locations contributed $4.4 million to the increase in sales for the period. In addition, growth in our newer branches and increased sales of specialty chemicals were partially offset by lower sales at certain of our larger branches in our more mature markets where we believe the weather caused reduced municipal pumping rates during the summer months.

Gross Profit

Gross profit increased $2.9 million to $50.3 million, or 18.6% of sales, for the nine months ended December 28, 2014, as compared to $47.4 million, or 18.0% of sales, for the same period of the prior year. The prior year's gross profit was negatively impacted by $0.8 million of charges related to exiting a leased facility used to serve our bulk pharmaceutical customers. The LIFO method of valuing inventory decreased gross profit by $0.9 million for the nine months ended December 28, 2014, and increased gross profit by $0.2 million for the nine months ended December 29, 2013.

Industrial Segment. Gross profit for the Industrial segment increased $0.9 million to $24.7 million, or 13.5% of sales, for the nine months ended December 28, 2014, as compared to $23.9 million, or 13.1% of sales, for the same period of the prior year.
The increase in gross profit was driven by higher sales volumes for the first nine months of fiscal 2015 compared to the same period of the prior year as well as operational overhead efficiencies, partially offset by lower per-unit margins due to continued competitive pricing pressures. Gross profit for the first nine months of fiscal 2014 was negatively impacted by $0.8 million in costs incurred to exit the leased facility used to serve our bulk pharmaceutical customers. The LIFO method of valuing inventory decreased the Industrial segment’s gross profit by $0.7 million for the nine months ended December 28, 2014, while it increased gross profit by $0.2 million for the same period of the prior year.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $2.0 million to $25.5 million, or 29.2% of sales, for the nine months ended December 28, 2014, as compared to $23.5 million, or 29.1% of sales, for the same period of the prior year. Higher sales volumes due to growth in our newer branches, in particular the addition of our recently-acquired Florida and Oklahoma locations, along with increased sales of specialty chemicals, were partially offset by lower profits from certain of our larger branches in more mature markets. The LIFO method of valuing inventory decreased gross profit in this segment by $0.2 million for the nine months ended December 28, 2014, while it had a nominal impact on gross profit in this segment for the nine months ended December 29, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $25.8 million, or 9.5% of sales, for the nine months ended December 28, 2014, as compared to $25.4 million, or 9.7% of sales, for the same period of the prior year. Increased expenses in our Water Treatment segment, including expenses from our newly-acquired Florida locations, were partially offset by reductions in expenses in our Industrial segment.

Operating Income

Operating income was $24.4 million for the nine months ended December 28, 2014 and $21.9 million for the same period of the prior year. Operating income for the Industrial segment increased $1.5 million as a result of the increase in gross profit combined with reduced selling, general and administrative expenses. Operating income for the Water Treatment segment increased $1.0 million, as the increase in gross profit was partially offset by increased selling, general and administrative expenses.

Income Tax Provision

Our effective income tax rate was 37.3% for the nine months ended December 28, 2014 and 37.0% for the same period of the prior year. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash provided by operating activities for the nine months ended December 28, 2014 was $17.0 million compared to $24.9 million for the same period of the prior year. The decrease in cash provided by operating activities was primarily due to the timing of inventory purchases, with increased levels of inventory on hand at December 28, 2014 as compared to a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance is generally higher during the period of April through September.
Capital expenditures were $10.1 million for the nine months ended December 28, 2014, as compared to $10.5 million in the same period of the prior fiscal year. Included in capital expenditures for the first nine months of fiscal 2015 was $4.4 million related to business expansion, inventory storage and process improvement projects. Other capital spending included new and replacement containers and Water Treatment trucks.
Cash used in financing activities was $8.9 million for the nine months ended December 28, 2014, as compared to $7.2 million in the same period of the prior fiscal year, with the increase in the current year driven by common stock repurchases of $1.5 million.
Cash and investments were $51.3 million at December 28, 2014, a decrease of $11.9 million as compared with the $63.2 million available as of March 30, 2014, due to cash outflows for the Dumont acquisition, dividend payments, capital expenditures, and the share repurchase program described above exceeding the cash flows generated from operations during the nine months ended December 28, 2014.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 28, 2014, our investment portfolio included $32.3 million of certificates of deposit and municipal bonds classified as fixed income securities and cash and cash equivalents of $19.0 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.
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
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the quarter ended December 28, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
9/29/2014-10/26/2014	—	—	—	—
10/27/2014-11/23/2014	850	38.00	850	259,980
11/24/2014-12/28/2014	—	—	—	—
Total	850	38.00	850

.

ITEM 6.        EXHIBITS
Exhibit Index

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 28, 2014 filed with the SEC on February 3, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at December 28, 2014 and March 30, 2014, (ii) the Condensed Consolidated Statements of Income for the Three and Nine Months Ended December 28, 2014 and December 29, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 28, 2014 and December 29, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 28, 2014 and December 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: February 3, 2015

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 28, 2014 filed with the SEC on February 3, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at December 28, 2014 and March 30, 2014, (ii) the Condensed Consolidated Statements of Income for the Three and Nine Months Ended December 28, 2014 and December 29, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 28, 2014 and December 29, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 28, 2014 and December 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

Filed Electronically