Form 10-K
period 2015-03-29
HAWKINS INC
filed 2015-05-28
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 28, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $335.8 million based upon the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 22, 2015, the Registrant had 10,615,623 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held July 30, 2015, are incorporated by reference in Part III.

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2016” mean our fiscal year ending April 3, 2016, “fiscal 2015” means our fiscal year ended March 29, 2015, “fiscal 2014” means our fiscal year ending March 30, 2014 and “fiscal 2013” means our fiscal year ended March 31, 2013.

ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 29, 2015

iii

PART I

ITEM 1. BUSINESS

Hawkins, Inc. distributes, blends and manufactures chemicals for our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained our strong customer focus and have expanded our business by increasing our sales of value-added chemical products, including manufacturing, blending and repackaging certain products. We believe that we create value for our customers through superb service and support, quality products, personalized applications and trustworthy, creative employees.

We currently conduct our business in two segments: Industrial and Water Treatment. Financial information regarding these segments is reported in Items 7 and 8 of this Annual Report on Form 10-K.

Industrial Segment.  Our Industrial Group operates this segment of our business, which specializes in providing industrial chemicals, products and services to industries such as agriculture, chemical processing, electronics, energy, food, pharmaceutical, plating and power generation. The group’s principal products are acids, alkalis and industrial and food-grade salts.

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

The group utilizes delivery routes operated by our employees who typically serve as route driver, salesperson and trained technician to deliver our products and diagnose our customers’ water treatment needs. We believe that the high level of service provided by these individuals allows us to serve as the trusted water treatment expert for many of the municipalities and other customers that we serve. We also believe that we are able to obtain a competitive cost position on many of the chemicals sold by the Water Treatment Group due to the volumes of these chemicals purchased by our Industrial Group.

The group operates out of warehouses in 28 cities supplying products and services to customers primarily in Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Wisconsin and Wyoming. We entered the Florida market in fiscal 2015 through our acquisition of substantially all the assets of The Dumont Company, Inc. (“Dumont”), with seven operating locations. We added one new branch in each of fiscal 2013 and fiscal 2014 and will be adding one in early fiscal 2016. We expect to continue to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

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

Customer Concentration.  In fiscal 2015, none of our customers accounted for 10.0% or more of our total sales. Sales to our largest customer represented 6.1% of our total sales in fiscal 2015, 6.9% of our total sales in fiscal 2014 and 7.4% of our total sales in fiscal 2013. Aggregate sales to our five largest customers, all of which are in our Industrial segment, represented 18.0% of our total sales in fiscal 2015, 20.8% of our total sales in fiscal 2014 and 21.8% of our total sales in fiscal 2013. No other customer represented more than 2.0% of our total sales in fiscal 2015. The loss of any of our largest customers, or a substantial portion of their business, could have a material adverse effect on our results of operations.

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

Geographic Information.  Substantially all of our revenues are generated by sales to customers within, and long-lived assets are located in, the United States. Approximately 0.7% of our total revenues were from sales to customers outside of the U.S. in fiscal 2015 and 0.5% of our revenues were from sales to customers outside of the U.S. in both fiscal 2014 and fiscal 2013.

Working Capital. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to seasonality of the Water Treatment business, our accounts receivable balance is generally higher during the period of April through September.

Employees.  We had 419 employees as of March 29, 2015, including 51 covered by collective bargaining agreements.

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

We are subject to numerous federal, state and local environmental, health and safety laws and regulations in the jurisdictions in which we operate, including the management, storage, transportation and disposal of chemicals and wastes; product regulation; air water and soil contamination; and the investigation and cleanup of any spills or releases that may result from our management, handling, storage, sale, or transportation of chemicals and other products. The nature of our business exposes us to risks of liability under these laws and regulations. Ongoing compliance with such laws and regulations is an important consideration for us and we invest substantial capital and incur significant operating costs in our compliance efforts. In addition, societal concerns regarding the safety of chemicals in commerce and their potential impact on the environment have resulted in a growing trend towards increasing levels of product safety and environmental protection regulations. These concerns have led to, and could continue to result in, more stringent regulatory intervention by governmental authorities. In addition, these concerns could influence public perceptions, impact the commercial viability of the products we sell and increase the costs to comply with increasingly complex regulations, which could have a negative impact on our business, financial condition and results of operations.

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

If we violate applicable laws or regulations, in addition to being required to correct such violations, we could be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions that could disrupt, limit or halt our operations, which could have a material adverse effect on our operations as a whole, including our results of operations and cash flows. Liabilities associated with the investigation and cleanup of releases of hazardous substances, as well as personal injury, property damages or natural resource damages arising out of such releases of hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities can be difficult to identify and the extent of any such liabilities can be difficult to predict. We use, and in the past have used, hazardous substances at many of our facilities, and have generated, and continue to generate, hazardous wastes at a number of our facilities. We have in the past been, and may in the future be, subject to claims relating to exposure to hazardous materials and the associated liabilities may be material.
Our business exposes us to potential product liability claims and recalls, which could adversely affect our financial condition and performance.
The repackaging, blending, mixing and distribution of chemical products by us, including products used in food or food ingredients or with medical, pharmaceutical or nutritional supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity, including, without limitation, claims for exposure to our products, spills or escape of our products, personal injuries, food-related claims and property damage or environmental claims. A product liability claim, judgment or recall against our customers could also result in substantial and unexpected expenditures for us, affect consumer confidence in our products and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that the type or level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our business, financial condition and results of operations.

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

We lease the land where our three main terminals are located and where another significant manufacturing plant is located. We do not have guaranteed lease renewal options and may not be able to renew our leases in the future. Our current lease renewal periods extend out to 2018 (2 leases), 2023 (one lease) and 2029 (one lease). We are currently in negotiations to extend the two leases expiring in 2018 for a period of 15-20 years. The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a significant portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. The fourth lease provides that we turn any property remaining on the land over to the lessor for them to maintain or remove at their expense. The cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

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

Group	Location	Approx. Square Feet
Industrial	Camanche, IA	95,000
	Centralia, IL(1)	77,000
	Dupo, IL(2)	64,000
	Minneapolis, MN(3)	9,000
	St. Paul, MN(4)	32,000
	Rosemount, MN(5)	63,000
	St Louis, MO	6,000
Water Treatment	Ft. Smith, AR(6)	17,000
	Apopka, FL(6)	32,100
	Big Pine Key, FL(6)	4,200
	Hollywood, FL(6)	5,400
	LaBelle, FL(6)	8,200
	Monticello, FL(6)	5,000
	Starke, FL(6)	4,000
	Webster, FL(6)	6,500
	Eldridge, IA	6,000
	Slater, IA	12,000
	Centralia, IL	39,000
	Havana, IL	16,000
	Peotone, IL(6)	18,000
	Muncie, IN	12,000
	Garnett, KS	18,000
	Frankfort, KY(7)	20,000
	Columbia, MO(6)	14,000
	Billings, MT	9,000
	Fargo, ND	20,000
	Washburn, ND	14,000
	Lincoln, NE(6)	16,000
	Tulsa, OK	7,300
	Sioux Falls, SD	27,000
	Rapid City, SD	9,000
	Fond du Lac, WI	24,000
	Superior, WI	17,000
Industrial and Water Treatment	St. Paul, MN(8)	59,000
	Memphis, TN	41,000

(1)
This facility includes 10 acres of land located in Centralia, Illinois owned by the Company. The facility includes manufacturing capacity and primarily serves our food-grade products and agriculture businesses.

(2)	The land for this manufacturing and packaging facility is leased from a third party, with the lease expiring in May 2023.

(3)	This facility is leased from a third party and is warehouse space.

(4)
Our terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, outside storage tanks for the storage of liquid bulk chemicals, including caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota. The applicable leases run through 2018. We are in negotiations to extend these leases for a period of 15-20 years.

(5)
This facility includes 28 acres of land owned by the Company. This manufacturing facility was constructed by us and has outside storage tanks for the storage of bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals.

(6)	This facility is leased from a third party and is warehouse space.

(7)	This facility was purchased in fiscal 2015 and will begin operations in early fiscal 2016.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low
Fiscal 2015
4th Quarter	$44.30	$36.93
3rd Quarter	45.13	33.22
2nd Quarter	38.00	34.00
1st Quarter	37.75	32.98
Fiscal 2014
4th Quarter	$37.29	$33.25
3rd Quarter	38.21	35.29
2nd Quarter	44.00	36.50
1st Quarter	41.00	35.92

Cash Dividends	Declared	Paid
Fiscal 2016
1st Quarter	—	$0.38
Fiscal 2015
4th Quarter	$0.38	—
3rd Quarter	—	$0.38
2nd Quarter	$0.38	—
1st Quarter	—	$0.36
Fiscal 2014
4th Quarter	$0.36	—
3rd Quarter	—	$0.36
2nd Quarter	$0.36	—
1st Quarter	—	$0.34

Our common shares are traded on The NASDAQ Global Market under the symbol “HWKN.” The price information represents sales prices as reported by The NASDAQ Global Market. As of May 22, 2015, shares of our common stock were held by approximately 464 shareholders of record.

We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our consolidated results of operations, financial position, cash flows and other factors, and are subject to approval by our Board of Directors.

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the quarter ended March 29, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
12/29/2014-1/25/2015	—	—	—	259,980
1/26/2015-2/22/2015	—	—	—	259,980
2/23/2015-03/29/2015	19,582	37.76	19,582	240,398
Total	19,582	—	19,582

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock, the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the S&P Small Cap 600 Index on March 30, 2010, and reinvestment of all dividends.

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

	Fiscal Years
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Sales	$364,023	$348,263	$350,387	$343,834	$297,641
Gross profit	65,791	61,600	56,936	65,868	61,902
Income from continuing operations	19,214	18,094	17,108	21,628	20,314
Basic earnings per common share	1.82	1.72	1.64	2.09	1.98
Diluted earnings per common share	1.81	1.71	1.62	2.08	1.96
Cash dividends declared per common share	0.76	0.72	0.68	0.64	0.70
Cash dividends paid per common share	0.74	0.70	0.66	0.62	0.68
Total assets	$248,462	$237,193	$222,148	$204,081	$185,005

We acquired substantially all the assets of The Dumont Company, Inc. in the third quarter of fiscal 2015, and we acquired substantially all the assets of Vertex Chemical Corporation in late fiscal 2011. The results of these operations since the acquisition dates are included in our consolidated results of operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2015, 2014 and 2013. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Overview

We derive substantially all of our revenues from the sale of chemicals to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added chemical products, including manufacturing, blending and repackaging certain products.

Recent Acquisitions and Business Expansion

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

In the third quarter of fiscal 2014, we acquired substantially all the assets of Advance Chemical Solutions, Inc. (“ACS”). We paid $2.4 million in cash at closing, and have paid an additional $0.4 million of a potential $0.5 million earnout. We may be obligated to pay the remainder of the earnout over the next two years based on the achievement of certain financial performance targets. ACS had revenues of approximately $4.0 million for the 12 months ended September 30, 2013. The results of its operations since the acquisition date are included in our Water Treatment segment.

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

Through the acquisitions described above, we opened seven new branches for our Water Treatment Group in fiscal 2015 and one in fiscal 2014. We are opening one new branch in early fiscal 2016 and opened one in fiscal 2013. We expect to continue to invest in existing and new branches to expand our Water Treatment Group’s geographic coverage. The cost of any one of these expansion branches is not expected to be material. In addition, in fiscal 2015 and continuing into fiscal 2016, we have proactively added route sales and other support personnel to Water Treatment Group branch offices within our existing geographic coverage area. While these additions will add costs in the near term, we expect these investments to better position us for future growth.

Share Repurchase Program

In the first quarter of fiscal 2015, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During fiscal 2015 we repurchased 59,602 shares of common stock with an aggregate purchase price of $2.2 million.

Other Events

In fiscal 2014, we moved into a new corporate headquarters located in Roseville, Minnesota. The move was necessary because we had outgrown our former corporate headquarters that had been our home for over 60 years. As a result of this move, we incurred incremental costs during fiscal 2014 as compared to fiscal 2013 of approximately $1.0 million, recorded in selling, general and administrative expenses and allocated among both our Water Treatment and Industrial segments.

In fiscal 2013, we recorded a pre-tax charge of $7.2 million in our Industrial segment (approximately $4.5 million after tax, or $0.43 per fully diluted share). This charge represented the discounted value of our estimated withdrawal payment obligation from the Central States, Southeast and Southwest Areas Pension Fund (“CSS”), a collectively bargained multiemployer pension plan. The withdrawal liability will be paid over 20 years and our payments began in the third quarter of fiscal 2014.

In fiscal 2013, we entered into a settlement agreement with a chemical supplier to us, pursuant to which we mutually resolved previously disclosed litigation and all disputes between us. The settlement agreement provided for a cash payment by us to the supplier and provided that both parties enter into new contracts for the supply by the supplier of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales in our Industrial segment (approximately $2.0 million after tax, or $0.19 per fully diluted share).

Financial Overview

An overview of our financial performance in fiscal 2015 is provided below:

•	Sales of $364.0 million, a 4.5% increase from fiscal 2014;

•	Gross profit of $65.8 million, or 18.1% of sales, an increase of $4.2 million in gross profit dollars from fiscal 2014;

•	Net cash provided by operating activities of $20.7 million; and

•	Cash and cash equivalents and investments available for sale of $50.4 million as of the end of fiscal 2015.

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

We use the last in, first out (“LIFO”) method of valuing the vast majority of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Our LIFO reserve increased by $0.4 million in fiscal 2015 due to an increase in inventory volumes on hand, resulting in a decrease to our reported gross profit for the year. In fiscal

2014, our LIFO reserve decreased by $1.9 million, increasing our reported gross profit for that year. The reduction in the LIFO reserve in fiscal 2014 was primarily due to lower volumes of inventory on hand at year-end, driven by cold and wintry weather that resulted in rail car and barge shipment delays during the fourth quarter of fiscal 2014.

We disclose the sales of our bulk commodity products as a percentage of total sales dollars. Our definition of bulk commodity products includes products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities. We review our sales reporting on a periodic basis to ensure we are including all products that meet this definition. The disclosures in this document referring to sales of bulk commodity products have been updated for all periods presented based on the most recent review.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Sales	100.0%	100.0%	100.0%
Cost of sales	(81.9)%	(82.3)%	(81.7)%
Pension withdrawal	—%	—%	(2.1)%
Gross profit	18.1%	17.7%	16.2%
Selling, general and administrative expenses	(9.7)%	(9.6)%	(9.0)%
Operating income	8.4%	8.1%	7.2%
Interest (expense) income, net	—%	—%	0.1%
Income from continuing operations before income taxes	8.4%	8.1%	7.3%
Income tax provision	(3.1)%	(2.9)%	(2.4)%
Income from continuing operations	5.3%	5.2%	4.9%
Income from discontinued operations, net of tax	—%	—%	—%
Net income	5.3%	5.2%	4.9%

Fiscal 2015 Compared to Fiscal 2014

Sales

Sales increased $15.8 million, or 4.5%, to $364.0 million for fiscal 2015, as compared to sales of $348.3 million for fiscal 2014. Sales of bulk commodity products were approximately 22% of sales in fiscal 2015 and 23% in fiscal 2014.

Industrial Segment.  Industrial segment sales increased $4.2 million, or 1.7%, to $249.1 million for fiscal 2015. Volumes increased year-over-year; however, lower raw material prices and competitive pricing pressures in certain product lines resulted in lower per-unit selling prices.

Water Treatment Segment.  Water Treatment segment sales increased $11.6 million, or 11.2%, to $115.0 million for fiscal 2015. Our recently acquired Florida and Oklahoma locations accounted for $7.9 million of the total increase. In addition, growth in our newer branches and increased sales of specialty chemicals were partially offset by the impact of lower raw material prices.

Gross Profit

Gross profit was $65.8 million, or 18.1% of sales, for fiscal 2015, as compared to $61.6 million, or 17.7% of sales, for fiscal 2014. The LIFO method of valuing inventory decreased gross profit by $0.4 million for fiscal 2015, while it increased gross profit by $1.9 million for fiscal 2014.

Industrial Segment.  Gross profit for the Industrial segment was $33.6 million, or 13.5% of sales, for fiscal 2015, an increase of $1.6 million from $32.0 million, or 13.1% of sales, for fiscal 2014. The increase in gross profit dollars was driven by higher sales volumes in fiscal 2015 as compared to fiscal 2014, partially offset by lower per-unit margins due to continued competitive pricing pressures in certain product lines. Gross profit for fiscal 2015 as compared to fiscal 2014 was favorably impacted by $0.3 million, as costs incurred in fiscal 2014 to exit a leased facility were partially offset by accelerated depreciation on assets incurred in fiscal

2015 in connection with a construction project. The LIFO method of valuing inventory decreased gross profit in our industrial segment by $0.3 million in fiscal 2015, while it increased gross profit by $1.6 million in fiscal 2014.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $2.6 million to $32.2 million, or 28.0% of sales, for fiscal 2015, as compared to $29.6 million, or 28.6% of sales, for fiscal 2014. The increase in gross profit dollars was a result of higher sales volumes across most of our branches, in particular the addition of our recently acquired Florida and Oklahoma locations, along with increased sales of specialty chemicals. Gross profit as a percentage of sales decreased primarily due to the addition of and growth in our newer branches that have lower per-branch revenues, and the costs to operate these branches represent a higher percentage of their sales than many of our existing branches. The LIFO method of valuing inventory decreased gross profit by $0.1 million in fiscal 2015, while it increased gross profit by $0.3 million in fiscal 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $35.4 million, or 9.7% of sales, for fiscal 2015, as compared to $33.5 million, or 9.6% of sales, for fiscal 2014. The expenses increased in our Water Treatment segment, with $1.6 million of the increase due to our recently acquired Florida and Oklahoma locations, and the remainder of the increase driven by the addition of sales personnel in existing locations.

Operating Income

Operating income was $30.4 million, or 8.4% of sales, for fiscal 2015, as compared to $28.1 million, or 8.1% of sales, for fiscal 2014. Operating income for the Industrial segment increased by $1.6 million as a result of the gross profit increases discussed above. Operating income for the Water Treatment segment increased $0.8 million, as increased selling, general and administrative expenses partially offset increases in gross profit as discussed above.

Interest Income (Expense), Net

Interest income on cash and investments of $0.2 million was offset by interest expense related to our pension withdrawal liability of $0.2 million during both fiscal 2015 and fiscal 2014.

Income Tax Provision

Our effective income tax rate was 36.9% for fiscal 2015 compared to 35.5% for fiscal 2014. Our effective tax rate for fiscal 2014 was reduced by a non-recurring state tax benefit of $0.4 million. The effective tax rate is generally impacted by projected levels of taxable income, permanent items, and state taxes.

Fiscal 2014 Compared to Fiscal 2013

Sales decreased $2.1 million, or 0.6%, to $348.3 million for fiscal 2014, as compared to sales of $350.4 million for fiscal 2013. Sales of bulk commodity products were approximately 23% of sales in fiscal 2014 and 24% in fiscal 2013.

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

Water Treatment Segment.  Water Treatment segment sales increased $1.5 million, or 1.5%, to $103.4 million for fiscal 2014. Sales volumes in this segment were largely unchanged as compared to the prior year. Sales growth in our newer branches, including the recently acquired Oklahoma location, together with increased sales of certain specialty chemical products and equipment, more than offset the negative impact of unfavorable weather conditions during the majority of the spring and summer months and reduced sales volumes of bulk commodity products.

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

Water Treatment Segment.  Gross profit for the Water Treatment segment was $29.6 million, or 28.6% of sales, for fiscal 2014, as compared to $28.1 million, or 27.6% of sales, for fiscal 2013. Growth at our newer branches, including the recently acquired Oklahoma location, along with a favorable product mix shift to specialty chemical products from bulk commodities, more than offset the impact to gross profit of unfavorable weather conditions during the spring and summer months. The LIFO method of valuing inventory increased gross profit by $0.3 million in fiscal 2014 and had a nominal impact on gross profit in fiscal 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $33.5 million, or 9.6% of sales, for fiscal 2014, as compared to $31.6 million, or 9.0% of sales, for fiscal 2013. The increase in expenses was driven by incremental costs of $1.0 million related to our new headquarters facility, as well as additional sales and infrastructure support staffing costs in the Water Treatment segment, including our recently acquired Oklahoma location.

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

Interest Income (Expense), Net

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

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2015 was $20.7 million compared to $34.6 million in fiscal 2014 and $35.5 million in fiscal 2013. The decrease in cash provided by operating activities was primarily due to the timing of inventory purchases, with increased inventory levels on hand at March 29, 2015 as compared to March 30, 2014. Our inventory levels on hand at the end of fiscal 2014 were unusually low, driven by cold and wintry weather that resulted in rail car and barge shipment delays during the fourth quarter of fiscal 2014. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to seasonality of the Water Treatment business, our accounts receivable balance is generally higher during the period of April through September.

Cash used in investing activities was $26.4 million in fiscal 2015 compared to $23.1 million in fiscal 2014 and $30.4 million in fiscal 2013. Capital expenditures were $14.6 million in fiscal 2015, $12.3 million in fiscal 2014 and $26.7 million in fiscal 2013. Capital expenditures in fiscal 2015 included $5.5 million related to business expansion, inventory storage, and process improvement projects and $5.9 million related to facility improvements, replacement equipment, new and replacement containers and water treatment trucks. We are projecting an increased level of capital spending in fiscal 2016 as compared with fiscal 2015 as we invest in business growth and infrastructure related projects including site development and rail work at one of our terminal facilities. Total capital spending in fiscal 2016 is currently projected to be approximately $33.0 million. We also used $10.1 million of cash for the Dumont acquisition in fiscal 2015 and $2.4 million of cash for the ACS acquisition in fiscal 2014, with nominal cash expended for acquisitions in fiscal 2013.

Cash used in financing activities was $9.1 million in fiscal 2015 compared to $6.7 million in fiscal 2014 and $4.9 million in fiscal 2013. The increase in cash used in financing activities in fiscal 2015 was driven by $2.2 million of common stock repurchases during fiscal 2015. Dividend payments were $7.9 million in fiscal 2015, $7.4 million in fiscal 2014 and $6.9 million in fiscal 2013. During the second quarter of fiscal 2015, our Board of Directors increased our semi-annual cash dividend by 5.6% to $0.38 per share, from $0.36 per share. We have paid cash dividends continuously since 1985. Future dividend levels will be dependent upon our results of operations, financial position, cash flows and other factors, and are subject to approval by our Board of Directors.

Cash and investments available-for-sale was $50.4 million at March 29, 2015, a decrease of $12.8 million as compared with March 30, 2014, primarily due to the cash outflows associated with the Dumont acquisition, dividend payments, capital expenditures, and the share repurchase program described above exceeding the cash flows generated from operations during fiscal 2015. Investments available-for-sale as of March 29, 2015 and March 30, 2014 consisted of certificates of deposit and municipal bonds with maturities ranging from three months to three years. We expect cash balances and our cash flows from operations will be sufficient to fund our cash requirements in fiscal 2016.

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
Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual Obligation	2016	2017	2018	2019	2020	More than 5 Years	Total
	(In thousands)
Operating lease obligations	$2,139	$1,916	$1,740	$1,555	$1,388	$4,198	$12,936
Pension withdrawal liability (1)	$467	$467	$467	$467	$467	$6,307	$8,642

(1)	The amounts shown in the table above relate to our withdrawal from the CSS multiemployer pension plan. Payments on this obligation began in fiscal 2014 and will continue through 2034.
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

Goodwill and Infinite-life Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. As of January 1, 2015, the company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a two-step goodwill impairment test for either reporting unit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hawkins, Inc.:

We have audited the accompanying consolidated balance sheets of Hawkins, Inc. and subsidiaries (the Company) as of March 29, 2015 and March 30, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 29, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended March 29, 2015, listed in schedule II of this Form 10-K. We also have audited the Company’s internal control over financial reporting as of March 29, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawkins, Inc. and subsidiaries as of March 29, 2015 and March 30, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended March 29, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Hawkins, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 29, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our report dated May 28, 2015 on internal control over financial reporting as of March 29, 2015, contains an explanatory paragraph that states management excluded from its assessment of the effectiveness of internal control over financial reporting as of March 29, 2015, Dumont Company, Inc.’s internal control over financial reporting that comprise total assets of 4.3% and 1.6% of total revenues included in the consolidated financial statements of Hawkins, Inc. and subsidiaries as of and for the year ended March 29, 2015. Our audit of internal control over financial reporting of Hawkins, Inc. also excluded an evaluation of the internal control over financial reporting of Dumont Company, Inc.

Minneapolis, Minnesota
May 28, 2015

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	March 29, 2015	March 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,639	$33,486
Investments available-for-sale	14,485	13,843
Trade receivables, less allowance for doubtful accounts of $445 for 2015 and $477 for 2014	40,355	37,946
Inventories	37,028	26,192
Income taxes receivable	732	—
Prepaid expenses and other current assets	3,101	3,160
Total current assets	114,340	114,627
PROPERTY, PLANT, AND EQUIPMENT:
Land	8,038	8,038
Buildings and improvements	73,095	68,801
Machinery and equipment	60,077	53,089
Transportation equipment	19,596	17,764
Office furniture and equipment including computer systems	11,966	11,183
	172,772	158,875
Less accumulated depreciation	79,042	68,406
Net property, plant, and equipment	93,730	90,469
OTHER ASSETS:
Goodwill	11,750	7,392
Intangible assets, less accumulated amortization of $3,933 for 2015 and $3,069 for 2014	11,154	8,509
Long-term investments	17,249	15,852
Other	239	344
Total other assets	40,392	32,097
Total assets	$248,462	$237,193
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$20,083	$18,306
Dividends payable	4,038	3,823
Accrued payroll and employee benefits	6,122	5,555
Deferred income taxes	2,698	2,900
Income tax payable	—	1,444
Other current liabilities	3,402	3,801
Total current liabilities	36,343	35,829
PENSION WITHDRAWAL LIABILITY	6,589	6,887
OTHER LONG-TERM LIABILITIES	1,588	1,878
DEFERRED INCOME TAXES	9,978	10,186
Total liabilities	54,498	54,780
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,564,949 and 10,562,400 shares issued and outstanding for 2015 and 2014, respectively	528	528
Additional paid-in capital	50,901	50,502
Retained earnings	142,567	131,427
Accumulated other comprehensive loss	(32)	(44)
Total shareholders’ equity	193,964	182,413
Total liabilities and shareholders’ equity	$248,462	$237,193

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	March 29, 2015	March 30, 2014	March 31, 2013
Sales	$364,023	$348,263	$350,387
Cost of sales	(298,232)	(286,663)	(286,241)
Pension withdrawal	—	—	(7,210)
Gross profit	65,791	61,600	56,936
Selling, general and administrative expenses	(35,375)	(33,510)	(31,606)
Operating income	30,416	28,090	25,330
Interest income (expense), net	38	(29)	84
Income from continuing operations before income taxes	30,454	28,061	25,414
Income tax provision	(11,240)	(9,967)	(8,306)
Income from continuing operations	19,214	18,094	17,108
Income from discontinued operations, net of tax	—	—	18
Net income	$19,214	$18,094	$17,126
Weighted average number of shares outstanding-basic	10,568,582	10,544,467	10,464,820
Weighted average number of shares outstanding-diluted	10,633,554	10,599,755	10,541,142
Basic earnings per share:
Earnings per share from continuing operations	$1.82	$1.72	$1.64
Earnings per share from discontinued operations	—	—	—
Basic earnings per share	$1.82	$1.72	$1.64
Diluted earnings per share:
Earnings per share from continuing operations	$1.81	$1.71	$1.62
Earnings per share from discontinued operations	—	—	—
Diluted earnings per share	$1.81	$1.71	$1.62
Cash dividends declared per common share	$0.76	$0.72	$0.68

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

(In thousands)
	March 29, 2015	March 30, 2014	March 31, 2013

Net income	$19,214	$18,094	$17,126
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	11	(47)	12
Unrealized gain on post-retirement liability	1	109	5
Total other comprehensive income	12	62	17
Total comprehensive income	$19,226	$18,156	$17,143

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 1, 2012	10,430,874	$522	$45,169	$111,039	$(123)	$156,607
Cash dividends				(7,191)		(7,191)
Stock compensation expense			1,630			1,630
Tax benefit on share-based compensation plans			510			510
Vesting of restricted stock	6,120		(1)			(1)
Shares surrendered for payroll taxes						—
Stock options exercised	27,999	1	514			515
ESPP shares issued	30,434	2	957			959
Other comprehensive income, net of tax					17	17
Net income				17,126		17,126
BALANCE — March 31, 2013	10,495,427	$525	$48,779	$120,974	$(106)	$170,172
Cash dividends declared				(7,641)		(7,641)
Share-based compensation expense			1,322			1,322
Tax benefit on share-based compensation plans			(214)			(214)
Vesting of restricted stock	41,906	2	(2)			—
Shares surrendered for payroll taxes	(12,480)	(1)	(484)			(485)
Stock options exercised	9,333	1	185			186
ESPP shares issued	28,214	1	916			917
Other comprehensive income, net of tax					62	62
Net income				18,094		18,094
BALANCE — March 30, 2014	10,562,400	$528	$50,502	$131,427	$(44)	$182,413

Cash dividends declared				(8,074)		(8,074)
Share-based compensation expense			1,631			1,631
Tax benefit on share-based compensation plans			92			92
Vesting of restricted stock	29,355	1	(1)			—
Shares surrendered for payroll taxes	(7,920)		(295)			(295)
Stock options exercised	9,333		186			186
ESPP shares Issued	31,383	2	986			988
Shares repurchased	(59,602)	(3)	(2,200)			(2,203)
Other comprehensive income, net of tax					12	12
Net income				19,214		19,214
BALANCE — March 29, 2015	10,564,949	$528	$50,901	$142,567	$(32)	$193,964

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 29, 2015	March 30, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,214	$18,094	$17,126
Reconciliation to cash flows:
Depreciation and amortization	13,015	12,605	10,248
Deferred income taxes	(418)	2,150	(2,985)
Pension withdrawal	—	—	7,210
Share-based compensation expense	1,631	1,322	1,621
Loss from property disposals	45	111	153
Changes in operating accounts (using) providing cash, net of effects of acquisition:
Trade receivables	(1,051)	(1,698)	2,149
Inventories	(9,977)	2,122	(573)
Accounts payable	563	335	(1,185)
Accrued liabilities	(506)	141	(1,319)
Income taxes	(2,177)	(2)	3,893
Other	325	(568)	(864)
Net cash provided by operating activities	20,664	34,612	35,474
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(14,552)	(12,261)	(26,660)
Purchases of investments	(15,303)	(25,161)	(18,755)
Sale and maturities of investments	13,280	16,612	14,900
Proceeds from property disposals	223	115	233
Acquisitions	(10,068)	(2,416)	(100)
Net cash used in investing activities	(26,420)	(23,111)	(30,382)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,859)	(7,410)	(6,936)
New shares issued	988	917	968
Stock options exercised	186	186	515
Excess tax benefit from share-based compensation	92	62	510
Shares surrendered for payroll taxes	(295)	(485)	—
Shares repurchased	(2,203)	—	—
Net cash used in financing activities	(9,091)	(6,730)	(4,943)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,847)	4,771	149
CASH AND CASH EQUIVALENTS-
Beginning of year	33,486	28,715	28,566
CASH AND CASH EQUIVALENTS-
End of year	$18,639	$33,486	$28,715
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$13,801	$7,757	$6,900
Noncash investing activities-
Capital expenditures in accounts payable	$1,126	$699	$1,401

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business - We have two reportable segments: Industrial and Water Treatment. The Industrial Group operates our Industrial segment and specializes in providing industrial chemicals, products and services to industries such as agriculture, chemical processing, electronics, energy, food, pharmaceutical, plating and power generation. The group also manufactures and sells certain food-grade products, including liquid phosphates, lactates and other blended products. The Water Treatment Group operates our Water Treatment segment and specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. The group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

Fiscal Year - Our fiscal year is a 52/53-week year ending on the Sunday closest to March 31. Our fiscal years ended March 29, 2015 (“fiscal 2015”), March 30, 2014 (“fiscal 2014”), and March 31, 2013 (“fiscal 2013”) were 52 weeks. The fiscal year ending April 3, 2016 (“fiscal 2016”) will be 53 weeks.

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

Fair Value Measurements - The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include marketable securities, as well as contingent consideration payable related to the acquisition of Advance Chemical Solutions, Inc. (“ACS”). There are no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis.

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

Trade Receivables and Concentrations of Credit Risk - Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. There are no concentrations of credit risk with a single customer from a particular service or geographic area that would significantly impact us in the near term. To reduce credit risk, we routinely assess the financial strength of our customers. We record an allowance for doubtful accounts to reduce our receivables to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic evaluations of our customers’ financial condition. We invest our excess cash balances at times in CD’s, municipal bonds and money market accounts at two separate financial institutions where the cash balances may exceed federally insured limits. The institutions are two of the largest commercial banking institutions in the country and both have maintained strong credit ratings.

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost for the vast majority of our inventory determined using the last-in, first-out (“LIFO”) method. The amount of inventory valued using the first-in, first-out (“FIFO”) method represents approximately 8% of the total FIFO inventory balance at March 29, 2015.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No long-lived assets were determined to be impaired during fiscal years 2015, 2014 or 2013.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. As of January 1, 2015, the company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a two-step goodwill impairment test for either reporting unit.

Our primary identifiable intangible assets include customer lists, trade secrets, non-compete agreements, trademarks, and trade names acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 13 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative impairment test for fiscal 2015.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment assessments were also completed in the fourth quarters of fiscal 2014 and 2013, which resulted in no impairment charges for either of these fiscal years.

Income Taxes - In the preparation of our consolidated financial statements, the calculation of income taxes by management is based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. Differences that are temporary in nature result in deferred tax assets and liabilities, which are recorded on the balance sheet, while differences that are permanent in nature impact the income tax expense recorded on the income statement and impact the effective tax rate for the fiscal year. The deferred tax assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the statements of income.

The effect of income tax positions are recognized only if those positions are more likely than not of being sustained. Changes in recognition or measurement are made as facts and circumstances change.

Stock-Based Compensation - We account for stock-based compensation on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in expense over the requisite service period (generally the vesting period). Non-vested share awards are recorded as expense over the requisite service periods based on the market value on the date of grant.

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

	March 29, 2015	March 30, 2014	March 31, 2013
Weighted average common shares outstanding — basic	10,568,582	10,544,467	10,464,820
Dilutive impact of stock performance units, restricted stock, and stock options	64,972	55,288	76,322
Weighted average common shares outstanding — diluted	10,633,554	10,599,755	10,541,142

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2015, 2014 or 2013.

Derivative Instruments and Hedging Activities - We do not have any freestanding or embedded derivatives and it is our practice to not enter into contracts that contain them.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued new accounting requirements for recognition of revenue from contracts with customers. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2016 (our fiscal year ending April 1, 2018), and interim periods within those annual periods. We are currently evaluating the impact of this accounting pronouncement.
Note 2 — Business Combinations

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
	$3,509

Acquisition of Advance Chemical Solutions, Inc.: On October 1, 2013, we acquired substantially all of the assets of ACS. We paid $2.4 million in cash at closing, and have paid an additional $0.4 million of a potential $0.5 million earnout in fiscal 2015. We may be obligated to pay the remainder of the earnout over the next two years based on the achievement of certain financial performance targets.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Cash and Cash Equivalents and Investments

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of March 29, 2015 and March 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description	March 29, 2015	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash and cash equivalents	$18,639	$18,639	$—	$—
Certificates of deposit	29,136	—	29,136	—
Municipal Bonds	2,598	—	2,598	—

Description	March 30, 2014	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash and cash equivalents	$33,486	$33,486	$—	$—
Certificates of deposit	24,437	—	24,437	—
Municipal Bonds	5,258	—	5,258	—

Our financial assets that are measured at fair value on a recurring basis are CD’s and municipal bonds, with maturities ranging from three months to three years, which fall within valuation technique Level 2. The CD’s and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of March 29, 2015, the CD’s and municipal bonds had a fair value of $14.5 million in current assets and $17.2 million in noncurrent assets.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less.
The contractual maturities of available-for-sale securities at March 29, 2015 and March 30, 2014 are shown in the table below:

	March 29, 2015			March 30, 2014
(In thousands)	Amortized Cost	Fair Value	Unrealized Gain/(loss)	Amortized Cost	Fair Value	Unrealized Gain/(loss)
Within one year	$14,491	$14,485	$(6)	$13,864	$13,843	$(21)
Between one and three years	17,285	17,249	(36)	15,890	15,852	(38)
Total available-for-sale securities	$31,776	$31,734	$(42)	$29,754	$29,695	$(59)
Realized gains and losses were not material for fiscal 2015, 2014 and 2013.

Note 4 — Inventories

Inventories at March 29, 2015 and March 30, 2014 consisted of the following:

	2015	2014
(In thousands)
Inventory (FIFO basis)	$42,567	$31,344
LIFO reserve	(5,539)	(5,152)
Net inventory	$37,028	$26,192

The FIFO value of inventories accounted for under the LIFO method was $39.0 million at March 29, 2015 and $28.5 million at March 30, 2014. The remainder of the inventory was valued and accounted for under the FIFO method.

We increased the LIFO reserve by $0.4 million in fiscal 2015 due primarily to higher levels of inventory at the end of the year, and decreased the reserve $1.9 million in fiscal 2014 due primarily to lower levels of inventory at the end of that year.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill were as follows:

(In thousands)	Amount
Balance as of March 31, 2013	$6,495
ACS Acquisition	897
Balance as of March 30, 2014	7,392
Dumont Acquisition	4,358
Balance as of March 29, 2015	$11,750

The increases in goodwill shown above have been recorded as part of our Water Treatment segment.
The following is a summary of our intangible assets as of March 29, 2015 and March 30, 2014:

	2015			2014
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
(In thousands)
Finite-life intangible assets:
Customer relationships	$9,723	$(1,697)	$8,026	$6,913	$(1,292)	$5,621
Trademarks and trade names	2,034	(667)	1,367	1,335	(421)	914
Trade secrets	962	(896)	66	962	(768)	194
Carrier relationships	800	(337)	463	800	(257)	543
Other finite-life intangible assets	341	(336)	5	341	(331)	10
Total finite-life intangible assets	13,860	(3,933)	9,927	10,351	(3,069)	7,282
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets, net	$15,087	$(3,933)	$11,154	$11,578	$(3,069)	$8,509

Intangible asset amortization expense was $0.9 million during fiscal 2015, $0.7 million during fiscal 2014, and $0.6 million during fiscal 2013.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2016	2017	2018	2019	2020
Estimated amortization expense	$932	$885	$873	$791	$690
Note 6 — Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) on our balance sheet, net of tax, were as follows:

(In thousands)	2015	2014
Unrealized gain (loss) on:
Available-for-sale investments	$(25)	$(36)
Post-retirement plan liability adjustments	(7)	(8)
Accumulated other comprehensive loss	$(32)	$(44)
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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the aggregate for fiscal 2015. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for fiscal 2015:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	52,104	$36.99
Granted	24,932	34.45
Vested	(23,300)	33.01
Forfeited or expired	(156)	33.01
Outstanding at end of year	53,580	$37.55

The weighted average grant date fair value of restricted shares issued in fiscal 2015, 2014 and 2013 was $34.45, $40.25, and $33.01, respectively. We recorded compensation expense on performance-based restricted stock of approximately $1.1 million for fiscal 2015, $0.8 million for fiscal 2014 and $1.1 million for fiscal 2013, substantially all of which was recorded in selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested in fiscal 2015 was $0.8 million compared to $1.3 million in fiscal 2014 and zero in fiscal 2013.

Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of March 29, 2015 was $1.0 million and is expected to be recognized over a weighted average period of 1.1 years .

The benefits of tax deductions in excess of recognized compensation costs from share-based compensation are recorded as a change in additional paid-in capital rather than a deduction of taxes paid. The amount of excess tax benefit (expense) recognized and recorded in additional paid-in capital resulting from share-based compensation cost was $0.1 million in fiscal 2015, $(0.2) million in fiscal 2014 and $0.5 million in 2013.

Restricted Stock Awards.  As part of their retainer, the non-employee directors receive restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2015:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	6,055	$40.42
Granted	7,077	34.61
Vested	(6,055)	40.42
Forfeited or expired	—	—
Outstanding at end of period	7,077	$34.61

Annual expense related to the value of restricted stock was $0.2 million for each of fiscal 2015, 2014 and 2013, all of which was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of March 29, 2015 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

Stock Option Awards. Our Board of Directors (the “Board”) previously approved a long-term incentive equity compensation arrangement for our executive officers that provided for the grant of non-qualified stock options that vested at the end of a three-year period, although no stock options have been granted under this arrangement since the fiscal year ended March 28, 2010.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2015, 9,333 options were exercised with an exercise price of $19.90. As of March 29, 2015 we had no stock options outstanding. No expense was recorded in fiscal 2015, 2014 or 2013 related to the value of stock options.
Note 8 — Share Repurchase Program

On May 29, 2014, our Board authorized a share repurchase program of up to 300,000 shares of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During fiscal 2015 we repurchased 59,602 shares of common stock with an aggregate purchase price of $2.2 million.
Note 9 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans

Company sponsored plans. Substantially all of our non-bargaining unit employees are eligible to participate in a company sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. The profit sharing plan contribution level for each employee depends upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the profit sharing plan for fiscal 2015, fiscal 2014 and fiscal 2013 was 5% of each employee’s eligible compensation for employees hired on or before April 1, 2012. In addition to the discretionary employer contribution described above, the profit sharing plan includes a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the Internal Revenue Code, with an employer match of up to 5% of the employee’s eligible compensation.
We have an employee stock ownership plan (“ESOP”) covering substantially all of our non-bargaining unit employees. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. The ESOP contribution level for each employee depends upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the ESOP for fiscal 2015, fiscal 2014 and fiscal 2013 was 5% of each employee’s eligible compensation for employees hired on or before April 1, 2012.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common stock at a discount from market. The number of new shares issued under the plan was 31,383 in fiscal 2015, 28,214 in fiscal 2014 and 30,434 in fiscal 2013.
In March 2013, concurrent with our withdrawal from a multiemployer pension plan described below, we established a retirement plan and ESOP for our collective bargaining unit employees. Each of these plans is subject to a maximum amount allowed under the Internal Revenue Code. The retirement plan provides for a contribution of 5% of each employee’s eligible wages annually for employees who were eligible to enter the plan on March 1, 2013 and a contribution of 2.5% of each employee’s eligible wages annually for employees who entered the plan subsequent to March 1, 2013. Additionally, the retirement plan includes a 401(k) plan that will allow employees to contribute pre-tax earnings up to the maximum amount allowed under the Internal Revenue Code, with an employer match of up to 5% of the employee’s eligible compensation. The ESOP provides for contributions of 5% of each employee’s eligible wages annually for employees who were eligible to enter the plan on March 1, 2013, and a contribution of 2.5% of each employee’s eligible wages annually for employees who enter the plan subsequent to March 1, 2013.

The following represents the contribution expense for the company sponsored profit sharing, ESOP, ESPP and 401(k) plans for fiscal 2015, 2014 and 2013:

Benefit Plan	2015	2014	2013
(In thousands)
Non-bargaining unit employee plans:
Profit sharing	$1,266	$1,231	$1,204
401(K) matching contributions	1,216	980	1,206
ESOP	1,266	1,231	1,203
Bargaining unit employee plans	450	500	—
ESPP - all employees	253	257	289
Total contribution expense	$4,451	$4,199	$3,902

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multiemployer pension plan. In fiscal 2013, we concluded negotiations with two collective bargaining units to discontinue our participation in the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan, and as a result we recorded a pre-tax charge of $7.2 million ($4.5 million after tax, or $0.43 per fully diluted share). This charge represents the discounted value of our estimated withdrawal payment obligation and was recorded as a charge to cost of sales in our Industrial segment in fiscal 2013.

Payment of our share of the unfunded vested benefit liability will be made over 20 years and is subject to a cap. At the end of the 20-year period we will have no further liability, even if our share of the unfunded vested benefit liability has not yet been paid in full. The cash payments to be made total approximately $9.3 million, or $467,000 per year. Our payments began in the third quarter of fiscal 2014.

We made contributions to CSS of approximately $0.4 million in fiscal 2013 prior to discontinuing our participation in the plan. No contributions were made to CSS for fiscal 2014 or fiscal 2015.
Note 10 — Commitments and Contingencies

Leases — We have various operating leases for buildings and land on which some of our operations are located as well as trucks utilized for deliveries in certain branches. Future minimum lease payments due under operating leases with an initial term of one year or more at March 29, 2015 are as follows:

(In thousands)	2016	2017	2018	2019	2020	Thereafter
Minimum lease payment	$2,139	$1,916	$1,740	$1,555	$1,388	$4,198
Total rental expense for fiscal years 2015, 2014 and 2013 was as follows:

	2015	2014	2013
(In thousands)
Minimum rentals	$1,665	$1,223	$818
Contingent rentals	103	110	110
Total rental expense	$1,768	$1,333	$928

Litigation - As of March 30, 2014 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

In the first quarter of fiscal 2013, we entered into a settlement agreement with a chemical supplier to us, pursuant to which we mutually resolved the previously disclosed litigation and all disputes among us. The settlement agreement provided for a cash payment by us to the supplier and provided that both parties enter into new contracts for the supply by the supplier of certain chemicals to us. Our obligations under the settlement agreement resulted in a $3.2 million charge to pre-tax income recorded in cost of sales (approximately $2.0 million after tax, or $0.19 per fully diluted share) in the first quarter of fiscal 2013.

Asset Retirement Obligations - We have three leases of land which contain terms that state that at the end of the lease term (currently 2023 for one lease and 2018 for the other two leases), we have a specified amount of time to remove the property and buildings. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We are currently negotiating extensions for a period of 15-20 years for the two leases which expire in 2018. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: The leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of March 29, 2015. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Income Taxes

The provisions for income taxes for fiscal 2015, 2014 and 2013 are as follows:

	2015	2014	2013
(In thousands)
Federal — current	$9,574	$7,612	$8,967
State — current	2,133	1,255	2,417
Total current	11,707	8,867	11,384

Federal — deferred	(517)	676	(2,466)
State — deferred	50	424	(600)
Total deferred	(467)	1,100	(3,066)
Total provision	$11,240	$9,967	$8,318

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

	2015	2014	2013
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal deduction	4.7%	3.2%	4.9%
ESOP dividend deduction on allocated shares	(0.7)%	(0.8)%	(1.0)%
Domestic production deduction	(2.4)%	(2.1)%	(2.7)%
Impact of amended tax returns	—%	—%	(3.3)%
Other — net	0.3%	0.2%	(0.2)%
Total	36.9%	35.5%	32.7%

The tax effects of items comprising our net deferred tax asset (liability) as of March 29, 2015 and March 30, 2014 are as follows:

(In thousands)	2015	2014
Deferred tax assets:
Trade receivables	$178	$191
Stock compensation accruals	949	1,031
Pension withdrawal liability	2,755	2,872
Other	811	842
Total deferred tax assets	$4,693	$4,936
Deferred tax liabilities:
Inventories	$(3,307)	$(3,618)
Prepaid	(689)	(727)
Excess of tax over book depreciation	(12,699)	(13,221)
Amortization of intangibles	(674)	(456)
Total deferred tax liabilities	$(17,369)	$(18,022)
Net deferred tax liabilities	$(12,676)	$(13,086)

As of March 29, 2015, the Company has determined that it is more likely than not that the deferred tax assets at March 29, 2015 will be realized either through future taxable income or reversals of taxable temporary differences. As of March 29, 2015 and March 30, 2014, there were no unrecognized tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 29, 2009 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.
Note 12 — Discontinued Operations

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

Note 13 — Segment Information

We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocations of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given the nature of our business, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Total
(In thousands)
Fiscal Year Ended March 29, 2015:
Sales	$249,066	$114,957	$364,023
Gross profit	33,619	32,172	65,791
Selling, general, and administrative expenses	19,793	15,582	35,375
Operating income	13,826	16,590	30,416
Identifiable assets*	$151,157	$42,860	$194,017
Fiscal Year Ended March 30, 2014:
Sales	$244,888	$103,375	$348,263
Gross profit	32,041	29,559	61,600
Selling, general, and administrative expenses	19,781	13,729	33,510
Operating income	12,260	15,830	28,090
Identifiable assets*	$141,506	$29,001	$170,507
Fiscal Year Ended March 31, 2013:
Sales	$248,556	$101,831	$350,387
Gross profit	28,878	28,058	56,936
Selling, general, and administrative expenses	19,923	11,683	31,606
Operating income	8,955	16,375	25,330
Identifiable assets*	$143,827	$25,448	$169,275

* Unallocated assets, consisting primarily of cash and cash equivalents, investments and prepaid expenses, were $53.7 million at March 29, 2015, $66.7 million at March 30, 2014 and $52.9 million at March 31, 2013.

In fiscal 2013, gross profit for our Industrial segment was negatively impacted by a $7.2 million (pre-tax) charge related to our withdrawal from a multiemployer pension plan (see Note 9 for further discussion) as well as a $3.2 million (pre-tax) charge related to a legal settlement (see Note 10 for further discussion).

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)	Fiscal 2015
	First	Second	Third	Fourth
Sales	$98,036	$88,881	$83,825	$93,281
Gross profit	18,496	18,122	13,642	15,531
Selling, general, and administrative expenses	8,875	8,271	8,697	9,532
Operating income	9,621	9,851	4,945	5,999
Net income	$6,021	$6,147	$3,146	$3,900
Basic net income per share	$0.57	$0.58	$0.30	$0.37
Diluted net income per share	$0.57	$0.58	$0.30	$0.37

	Fiscal 2014
	First	Second	Third	Fourth
Sales	$94,744	$86,599	$81,697	$85,223
Gross profit	17,231	16,570	13,550	14,249
Selling, general, and administrative expenses	8,970	8,293	8,167	8,080
Operating income	8,261	8,277	5,383	6,169
Net income	$5,112	$5,207	$3,480	$4,295
Basic net income per share	$0.49	$0.49	$0.33	$0.41
Diluted net income per share	$0.48	$0.49	$0.33	$0.40

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 29, 2015, based on the criteria described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 29, 2015.

In making this assessment as of March 29, 2015, we have excluded the Florida water treatment operations acquired from The Dumont Company, Inc. on October 20, 2014. The financial statements of this business comprise 4.3% of total assets and 1.6% of total revenues in our consolidated financial amounts as of and for the year ended March 29, 2015. We have excluded this business because we have not had sufficient time to make an assessment of its internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding this business from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 29, 2015. That attestation report is set forth immediately following this management report.

/s/ Patrick H. Hawkins	/s/ Kathleen P. Pepski
Patrick H. Hawkins	Kathleen P. Pepski
Chief Executive Officer and President	Vice President, Chief Financial Officer, and Treasurer
May 28, 2015	May 28, 2015

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not Applicable

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 30, 2015 (the “2015 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2015 Proxy Statement, no other portions of the 2015 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, their ages and offices held, as of May 22, 2015 are set forth below:

Name	Age	Office
Patrick H. Hawkins	44	Chief Executive Officer and President
Kathleen P. Pepski	60	Vice President, Chief Financial Officer, and Treasurer
Richard G. Erstad	51	Vice President, General Counsel and Secretary
Thomas J. Keller	55	Vice President — Water Treatment Group
Steven D. Matthews II	44	Vice President — Operations
Theresa R. Moran	52	Vice President — Quality and Support
John R. Sevenich	57	Vice President — Industrial Group

Patrick H. Hawkins has been our Chief Executive Officer and President and member of our board since March 2011. He has held the position of President since March 2010. He joined the Company in 1992 and served as the Business Director - Food and Pharmaceuticals, a position he held from 2009 to 2010. Previously he served as Business Manager - Food and Co-Extrusion Products from 2007 to 2009 and Sales Representative - Food Ingredients from 2002 to 2007. He previously served the Company in various other capacities, including Plant Manager, Quality Director and Technical Director.

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

Steven D. Matthews II has been our Vice President - Operations since December 2013.  He was a Regional General Manager in the Paperboard Converting Division of Newark Recycled Paperboard Solutions, a producer of recycled paperboard, from 2012 to 2013. Previously, he spent a total of fifteen years during two different periods at General Electric in a variety of engineering, Six Sigma, supply chain and plant leadership positions in the Plastics, Aircraft Engines, Lighting and Water divisions. From 2005-2008, he was a Corporate Supply Chain Engagement Leader with Ingersoll Rand, a global diversified industrial company.

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

“Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2015 Proxy Statement are incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
“Compensation of Executive Officers and Directors” of the 2015 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
“Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2015 Proxy Statement are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
“Election of Directors” and “Related Party Transactions” of the 2015 Proxy Statement are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
“Independent Registered Public Accounting Firm’s Fees” of the 2015 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 29, 2015 and March 30, 2014.

Consolidated Statements of Income for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013.

Consolidated Statements of Comprehensive Income for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013.

Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013.

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

The following financial statement schedule for the fiscal years 2015, 2014 and 2013.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

Date:	May 28, 2015	By	/s/ Patrick H. Hawkins
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

/s/ Patrick H. Hawkins	Date:	May 28, 2015
Patrick H. Hawkins, Chief Executive Officer and President (Principal Executive Officer) and Director

/s/ Kathleen P. Pepski	Date:	May 28, 2015
Kathleen P. Pepski, Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon	Date:	May 28, 2015
John S. McKeon, Director, Chairman of the Board

/s/ Duane M. Jergenson	Date:	May 28, 2015
Duane M. Jergenson, Director

/s/ Daryl I. Skaar	Date:	May 28, 2015
Daryl I. Skaar, Director

/s/ James A. Faulconbridge	Date:	May 28, 2015
James A. Faulconbridge, Director

/s/ James T. Thompson	Date:	May 28, 2015
James T. Thompson, Director

/s/ Jeffrey L. Wright	Date:	May 28, 2015
Jeffrey L. Wright, Director

/s/ Mary J. Schumacher	Date:	May 28, 2015
Mary J. Schumacher, Director

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED MARCH 29, 2015, MARCH 30, 2014, AND MARCH 31, 2013

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Year Ended March 29, 2015:
Allowance for doubtful accounts	$477	$(32)	$—	$—	$445
Year Ended March 30, 2014:
Allowance for doubtful accounts	$469	$44	$—	$36	$477
Year Ended March 31, 2013:
Allowance for doubtful accounts	$460	$201	$—	$192	$469

Exhibit Index
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under file number 0-7647.

Exhibit	Description	Method of Filing

3.1	Amended and Second Restated Articles of Incorporation.(1)	Incorporated by Reference

3.2	Amended and Restated By-Laws.(2)	Incorporated by Reference

10.1*	Hawkins, Inc. 2004 Omnibus Stock Plan.(3)	Incorporated by Reference

10.2*	Form of Non-Statutory Stock Option Agreement under the Company’s 2004 Omnibus Stock Plan.(4)	Incorporated by Reference

10.3*	Hawkins, Inc. 2010 Omnibus Incentive Plan.(5)	Incorporated by Reference

10.4*	Form of Performance-Based Unit Award Notice and Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(6)	Incorporated by Reference

10.5*	Form of Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(7)	Incorporated by Reference

10.6*	Hawkins, Inc. Executive Severance Plan.(8)	Incorporated by Reference

21	Subsidiaries of the registrant (9)	Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101
Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended March 29, 2015, filed with the SEC on May 29, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at March 29, 2015 and March 30, 2014, (ii) the Consolidated Statements of Income for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 (v) Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 and (iv) Notes to Condensed Consolidated Financial Statements.
Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

(3)	Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed July 23, 2004.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2011 (file no. 333-174735).

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(7)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011.

(9)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the annual period ended March 30, 2014.