Form 10-K/A
period 2015-03-29
HAWKINS INC
filed 2015-06-19
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held July 30, 2015, are incorporated by reference in Part III

Table of Contents

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Hawkins, Inc. to amend its Annual Report on Form 10-K for the fiscal year ended March 29, 2015, as filed with the Security and Exchange Commission on May 28, 2015 (the “Original Report”), solely to amend Part II, Item 8 of the Original Report to include the signature of the Company’s auditors to the Report of Independent Registered Public Accounting Firm (the “Report”). An executed copy of the Report was received on May 28, 2015, but the conformed signature was inadvertently omitted in the electronic filing. This Amendment includes the aforementioned revision to Part II, Item 8, and, for the purpose of reflecting the exhibits hereto, Part III, Item 15. We have included the remaining unaltered portions of the Original Report in their entirety to, among other things, facilitate efficient communication to our shareholders in connection with our 2015 Annual Meeting of Shareholders.

Except as described above, this Amendment does not amend, update or change the financial statements or any other disclosure contained in the Original Report and does not reflect events occurring after the filing of the Original Report. This Amendment should be read in conjunction with our filings with the Securities and Exchange Commission after the filing of the Original Report.

i

Table of Contents

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

/s/ KPMG LLP
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

HAWKINS, INC.

Date:	June 19, 2015	By	/s/ Patrick H. Hawkins
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

101
Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended March 29, 2015, filed with the SEC on May 29, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at March 29, 2015 and March 30, 2014, (ii) the Consolidated Statements of Income for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 (v) Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 and (iv) Notes to Condensed Consolidated Financial Statements. (10)
Previously Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

(3)	Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed July 23, 2004.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2011 (file no. 333-174735).

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(7)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011.

(9)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the annual period ended March 30, 2014.

(10)	Previously filed with our Annual Report on Form 10-K filed with the Commission on May 28, 2015.