Form 10-Q
period 2015-06-28
HAWKINS INC
filed 2015-07-29
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 24, 2015
Common Stock, par value $.05 per share	10,654,509

HAWKINS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 28, 2015	March 29, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,071	$18,639
Investments available-for-sale	13,959	14,485
Trade receivables — less allowance for doubtful accounts:
$441 as of June 28, 2015 and $445 as of March 29, 2015	39,764	40,355
Inventories	39,084	37,028
Income taxes receivable	—	732
Prepaid expenses and other current assets	2,527	3,101
Total current assets	113,405	114,340
PROPERTY, PLANT, AND EQUIPMENT:	175,861	172,772
Less accumulated depreciation and amortization	80,739	79,042
Net property, plant, and equipment	95,122	93,730
OTHER ASSETS:
Goodwill	11,750	11,750
Intangible assets — less accumulated amortization:
$4,242 as of June 28, 2015 and $3,933 as of March 29, 2015	11,070	11,154
Long-term investments available for sale	16,101	17,249
Other	480	239
Total other assets	39,401	40,392
Total assets	$247,928	$248,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,345	$20,083
Dividends payable	—	4,038
Accrued payroll and employee benefits	4,775	6,122
Deferred income taxes	2,698	2,698
Income tax payable	829	—
Other current liabilities	3,763	3,402
Total current liabilities	30,410	36,343
PENSION WITHDRAWAL LIABILITY	6,513	6,589
DEFERRED INCOME TAXES	10,014	9,978
OTHER LONG-TERM LIABILITIES	656	1,588
Total liabilities	47,593	54,498
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,569,764 and 10,564,949 shares issued and outstanding as of June 28, 2015 and March 29, 2015, respectively	528	528
Additional paid-in capital	50,426	50,901
Retained earnings	149,358	142,567
Accumulated other comprehensive income (loss)	23	(32)
Total shareholders’ equity	200,335	193,964
Total liabilities and shareholders’ equity	$247,928	$248,462
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	June 28, 2015	June 29, 2014
Sales	$101,496	$98,036
Cost of sales	(80,761)	(79,540)
Gross profit	20,735	18,496
Selling, general and administrative expenses	(9,891)	(8,875)
Operating income	10,844	9,621
Interest income, net	21	14
Income before income taxes	10,865	9,635
Income tax provision	(4,074)	(3,614)
Net income	$6,791	$6,021

Weighted average number of shares outstanding - basic	10,580,542	10,570,041
Weighted average number of shares outstanding - diluted	10,628,409	10,613,738

Basic earnings per share	$0.64	$0.57
Diluted earnings per share	$0.64	$0.57

Cash dividends declared per common share	$—	$—
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	June 28, 2015	June 29, 2014
Net income	$6,791	$6,021
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	55	(8)
Total comprehensive income	$6,846	$6,013
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	June 28, 2015	June 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,791	$6,021
Reconciliation to cash flows:
Depreciation and amortization	3,564	2,984
Stock compensation expense	457	405
Loss (gain) from property disposals	13	(4)
Changes in operating accounts providing (using) cash:
Trade receivables	591	(1,971)
Inventories	(2,056)	(8,129)
Accounts payable	(1,333)	3,763
Accrued liabilities	(1,995)	(1,695)
Income taxes	1,561	(688)
Other	333	738
Net cash provided by operating activities	7,926	1,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,181)	(3,298)
Purchases of investments	(2,194)	(8,798)
Sale and maturities of investments	3,960	4,520
Other	(110)	18
Net cash used in investing activities	(3,525)	(7,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,038)	(3,823)
Shares surrendered for payroll taxes	(379)	(295)
Shares repurchased	(552)	(1,431)
Net cash used in financing activities	(4,969)	(5,549)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(568)	(11,683)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,639	33,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,071	$21,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,513	$4,325
Noncash investing activities - Capital expenditures in accounts payable	$720	$185
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accounting policies we follow are set forth in “Item 8. Financial Statements and Supplementary Data, Note 1 – Nature of Business and Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015, filed with the SEC on May 28, 2015. There has been no significant change in our accounting policies since the end of fiscal 2015.
The results of operations for the three months ended June 28, 2015 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2015 refer to the fiscal year ended March 29, 2015 and references to fiscal 2016 refer to the fiscal year ending April 3, 2016. As compared to our normal 52-week fiscal years, fiscal 2016 will be a 53-week year, with the extra week to be recorded in our fourth quarter’s results of operations.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued new accounting requirements for recognition of revenue from contracts with customers. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017 (our fiscal year ending March 31, 2019), and interim periods within those annual periods. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended
	June 28, 2015	June 29, 2014
Weighted-average common shares outstanding—basic	10,580,542	10,570,041
Dilutive impact of stock options, performance units, and restricted stock	47,867	43,697
Weighted-average common shares outstanding—diluted	10,628,409	10,613,738
For the three months ended June 28, 2015 and June 29, 2014, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.
Note 3 – Business Combinations

Acquisition of The Dumont Company, Inc.: In the third quarter of fiscal 2015, we acquired substantially all of the assets of The Dumont Company, Inc. (“Dumont”) under the terms of an asset purchase agreement with Dumont and its shareholders. We paid $10.1 million in cash including a working capital adjustment in the third quarter of fiscal 2015, using available cash on hand to fund the acquisition. Dumont was a water treatment chemical distribution company with revenues of approximately

$14 million in calendar year 2013. Through this acquisition we added seven operating locations across Florida. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material to our company and were expensed as incurred.

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

	June 28, 2015
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$18,071	$18,071	$—	$—
Certificates of deposit	28,243	—	28,243	—
Municipal bonds	1,817	—	1,817	—

	March 29, 2015
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$18,639	$18,639	$—	$—
Certificates of deposit	29,136	—	29,136	—
Municipal bonds	2,598	—	2,598	—
Our financial assets that are measured at fair value on a recurring basis and fall within valuation technique Level 2 are certificates of deposit (“CDs”) and municipal bonds, with original maturities ranging from three months to three years. The CDs and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of June 28, 2015, the combined CDs and municipal bonds had a fair value of $14.0 million in current assets and $16.1 million in noncurrent assets compared to CDs and municipal bonds with a fair value of $14.5 million in current assets and $17.2 million in noncurrent assets as of March 29, 2015.
Note 5 – Inventories
Inventories at June 28, 2015 and March 29, 2015 consist of the following:

	June 28, 2015	March 29, 2015
(In thousands)
Inventory (FIFO basis)	$44,645	$42,567
LIFO reserve	(5,561)	(5,539)
Net inventory	$39,084	$37,028
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $41.4 million at June 28, 2015 and $39.0 million at March 29, 2015. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve changed nominally during the three months ended June 28, 2015, and increased $0.5 million during the three months ended June 29, 2014. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.
Note 6 – Goodwill and Intangible Assets
Goodwill. The carrying amount of goodwill was $11.7 million as of June 28, 2015 and March 29, 2015.
Intangible assets. A summary of our intangible assets as of June 28, 2015 and March 29, 2015 is as follows:

	June 28, 2015			March 29, 2015
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$9,948	$(1,837)	$8,111	$9,723	$(1,697)	$8,026
Trademarks and trade names	2,034	(754)	1,280	2,034	(667)	1,367
Trade secrets	962	(919)	43	962	(896)	66
Carrier relationships	800	(395)	405	800	(337)	463
Other finite-life intangible assets	341	(337)	4	341	(336)	5
Total finite-life intangible assets	14,085	(4,242)	9,843	13,860	(3,933)	9,927
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$15,312	$(4,242)	$11,070	$15,087	$(3,933)	$11,154

Note 7 – Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) on our consolidated balance sheet, net of tax, are as follows:

(In thousands)	June 28, 2015	March 29, 2015
Unrealized gain (loss) on:
Available-for-sale investments	$30	$(25)
Post-retirement plan liability	(7)	(7)
Accumulated other comprehensive income (loss)	$23	$(32)
Note 8 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2016 and 2015. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 44,446 shares in the aggregate for fiscal 2016. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the three months ended June 28, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	53,580	$37.55
Granted	37,309	40.89
Vested	(28,648)	40.25
Unvested at end of period	62,241	$38.31
We recorded compensation expense of $0.3 million related to performance share units and restricted stock for the three months ended June 28, 2015 and June 29, 2014. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of June 28, 2015, there were 7,077 shares of restricted stock with a weighted averaged grant date fair value of $34.61 outstanding under this program. Compensation expense for the three months ended June 28, 2015 and June 29, 2014 related to restricted stock awards to the Board was $0.1 million.

Stock Option Awards. The Board previously approved a long-term incentive equity compensation arrangement for our executive officers that provided for the grant of non-qualified stock options that vested at the end of a three-year period. No stock options have been granted since our fiscal year ended March 28, 2010. During fiscal 2015, 9,333 options were exercised with an exercise price of $19.90. No expense was recorded in fiscal 2015 or fiscal 2016 related to the value of stock options.

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

During the first quarter of fiscal 2016, we repurchased 13,850 shares of common stock with an aggregate purchase price of $0.6 million. During fiscal 2015, we repurchased 59,602 shares at an aggregate purchase price of $2.2 million, of which 39,170 shares with an aggregate purchase price of $1.4 million were repurchased during the first quarter.

Note 10 – Litigation, Commitments and Contingencies

Litigation — There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Note 11 – Segment Information
We have two reportable segments: Industrial and Water Treatment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in our fiscal 2015 Annual Report on Form 10-K. Product costs and expenses for each segment are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. The segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given the nature of our business, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer’s revenues amounted to 10% or more of our total revenue. Sales outside of the United States are immaterial and all assets are located within the United States.

(In thousands)	Industrial	Water Treatment	Total
Three months ended June 28, 2015:
Sales	$67,588	$33,908	$101,496
Gross profit	10,714	10,021	20,735
Selling, general and administrative expenses	5,199	4,692	9,891
Operating income	5,515	5,329	10,844
Three months ended June 29, 2014:
Sales	$67,546	$30,490	$98,036
Gross profit	9,361	9,135	18,496
Selling, general and administrative expenses	5,099	3,776	8,875
Operating income	4,262	5,359	9,621

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 28, 2015 as compared to June 29, 2014. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 29, 2015 (“fiscal 2015”). References to fiscal 2016 refer to the fiscal year ending April 3, 2016.
Overview
We derive substantially all of our revenues from the sale of chemicals to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added chemical products, including manufacturing, blending, and repackaging certain products.

In the third quarter of fiscal 2015, we acquired substantially all of the assets of The Dumont Company, Inc. (“Dumont”) under the terms of an asset purchase agreement with Dumont and its shareholders. We paid $10.1 million in cash including a working capital adjustment, using available cash on hand to fund the acquisition. Dumont was a water treatment chemical distribution company with revenues of approximately $14.0 million in calendar year 2013. Through this acquisition we added seven operating locations across Florida serving municipal water and wastewater treatment, private utilities, commercial swimming pools, irrigation water treatment and food processing chemical markets. The results of operations since the acquisition date are included in our Water Treatment Segment.

In the first quarter of fiscal 2015, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. Since the inception of this program, we have repurchased 73,452 shares for an aggregate purchase price of $2.8 million.

We use the last in, first out (“LIFO”) method for valuing substantially all our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded a nominal increase in our LIFO reserve for the three months ended June 28, 2015 and a $0.5 million increase in our LIFO reserve for the three months ended June 29, 2014, decreasing our reported gross profit for these periods.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended
	June 28, 2015	June 29, 2014
Sales	100.0%	100.0%
Cost of sales	(79.6)%	(81.1)%
Gross profit	20.4%	18.9%
Selling, general and administrative expenses	(9.7)%	(9.1)%
Operating income	10.7%	9.8%
Interest income, net	—%	—%
Income before income taxes	10.7%	9.8%
Income tax provision	(4.0)%	(3.7)%
Net income	6.7%	6.1%
Three Months Ended June 28, 2015 Compared to the Three Months Ended June 29, 2014
Sales
Sales increased $3.5 million, or 3.5%, to $101.5 million for the three months ended June 28, 2015, as compared to $98.0 million for the same period of the prior year. Sales of bulk commodity products accounted for approximately 19% of sales dollars for the three-month period ended June 28, 2015 compared to 21% during the same period of the prior year.
Industrial Segment. Industrial segment sales were $67.6 million for the three-month periods ended June 28, 2015 and $67.5 million for the same period of the prior year. Our volumes decreased from the same period a year ago due to lower sales of certain bulk commodity products at select accounts, while a shift in product mix increased sales of products that have higher per-unit selling prices, keeping revenues relatively flat.
Water Treatment Segment. Water Treatment segment sales increased $3.4 million, or 11.2%, to $33.9 million, as compared to $30.5 million for the same period of the prior year. Sales at our Florida locations which were acquired in the third quarter of fiscal 2015 were $4.2 million. This increase was partially offset by lower sales of bulk commodity products at certain of our existing branches and lower equipment project revenues.
Gross Profit
Gross profit was $20.7 million, or 20.4% of sales, for the three months ended June 28, 2015, an increase of 11.9% from $18.5 million, or 18.9% of sales, for the same period of the prior year. The LIFO method of valuing inventory had a nominal impact on gross profit for the period ended June 28, 2015 and decreased gross profit by $0.5 million for the period ended June 29, 2014.
Industrial Segment. Gross profit for the Industrial segment increased $1.4 million to $10.7 million, or 15.9% of sales, for the three months ended June 28, 2015, as compared to $9.4 million, or 13.9% of sales, for the same period of the prior year. While total volumes decreased year-over-year, the increase in gross profit primarily resulted from increased sales of certain products that generate higher per-unit margins. The LIFO method of valuing inventory had a nominal impact on gross profit in the first quarter of the current year but decreased gross profit by $0.4 million in the prior year.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.9 million to $10.0 million, or 29.6% of sales, for the three months ended June 28, 2015, as compared to $9.1 million, or 30.0% of sales, for the same period of the prior year. The increase in gross profit dollars was driven by profits from our Florida locations. The LIFO method of valuing inventory had a nominal impact on gross profit in the first quarter of the current year but decreased gross profit by $0.1 million in the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $9.9 million, or 9.7% of sales, for the three months ended June 28, 2015, as compared to $8.9 million, or 9.1% of sales, for the same period of the prior year. The expenses increased primarily in our Water Treatment segment, driven by our Florida locations and the addition of sales personnel in other locations.
Operating Income
Operating income was $10.8 million for the three months ended June 28, 2015, as compared to $9.6 million for the same period of the prior year. Operating income for the Industrial segment increased $1.3 million due to the increase in gross profit discussed above. Operating income for the Water Treatment segment was flat as the increase in gross profit was offset by higher selling, general and administrative expenses.
Income Tax Provision
Our effective income tax rate was 37.5% for each of the three-month periods ended June 28, 2015 and June 29, 2014. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash provided by operating activities for the three months ended June 28, 2015 was $7.9 million compared to $1.4 million for the same period of the prior year. The increase in cash provided by operating activities was primarily due to the timing of inventory purchases. Our inventory levels on hand at the end of fiscal 2014 were unusually low, which resulted in significant cash expended to rebuild inventory levels in the first quarter of fiscal 2015. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period. Additionally, due to the seasonality of the water treatment business, our accounts receivable balance is generally higher during the period of April through September.
Capital expenditures were $5.2 million for the three months ended June 28, 2015, as compared to $3.3 million in the same period of the prior fiscal year. Included in capital expenditures for the first three months of fiscal 2016 was approximately $2.8 million related to facility improvements, replacement equipment, new and replacement containers, and water treatment trucks and $1.2 million related to business expansion, inventory storage and process improvement.
Cash used in financing activities was $5.0 million for the three months ended June 28, 2015, as compared to $5.5 million in the same period of the prior fiscal year. The decrease in the current year use of cash was due to $0.9 million fewer common stock repurchases partially offset by higher cash dividends paid.
Cash and investments were $48.1 million at June 28, 2015, a decrease of $2.3 million as compared with the $50.4 million available as of March 29, 2015, due to cash outflows related to capital expenditures, dividend payments and the share repurchase program described above exceeding the cash flows generated from operations during the three months ended June 28, 2015.

We expect our cash balances and cash flows from operations will be sufficient to fund our cash requirements including acquisitions or other strategic relationships for the foreseeable future. We periodically evaluate opportunities to borrow funds or sell additional equity or debt securities for strategic reasons or to further strengthen our financial position.
Critical Accounting Policies
Our significant accounting policies are set forth in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015. The accounting policies used in preparing our interim fiscal 2016 condensed consolidated financial statements are the same as those described in our Annual Report.
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 28, 2015, our investment portfolio included $30.1 million of certificates of deposit and municipal bonds classified as fixed income securities and cash and cash equivalents of $18.1 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until maturity. Consequently, we do not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.
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
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the quarter ended June 28, 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
3/29/2015-04/26/2015	9,984	(1)	$37.99	—	240,398
4/27/2015-5/24/2015	—		—	—	240,398
5/25/2015-6/28/2015	13,850		$39.86	13,850	226,548
Total	23,834		—	13,850

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 28, 2015 filed with the SEC on July 29, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at June 28, 2015 and March 29, 2015, (ii) the Condensed Consolidated Statements of Income for the Three Months Ended June 28, 2015 and June 29, 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended June 28, 2015 and June 29, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 28, 2015 and June 29, 2014, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: July 29, 2015

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 28, 2015 filed with the SEC on July 29, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at June 28, 2015 and March 29, 2015, (ii) the Condensed Consolidated Statements of Income for the Three Months Ended June 28, 2015 and June 29, 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended June 28, 2015 and June 29, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 28, 2015 and June 29, 2014, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically