Form 10-Q
period 2015-09-27
HAWKINS INC
filed 2015-10-28
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 23, 2015
Common Stock, par value $.05 per share	10,547,311

HAWKINS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 27, 2015	March 29, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,758	$18,639
Investments available-for-sale	10,056	14,485
Trade receivables — less allowance for doubtful accounts:
$402 as of September 27, 2015 and $445 as of March 29, 2015	37,315	40,355
Inventories	41,370	37,028
Income taxes receivable	—	732
Prepaid expenses and other current assets	2,016	3,101
Total current assets	111,515	114,340
PROPERTY, PLANT, AND EQUIPMENT:	181,123	172,772
Less accumulated depreciation and amortization	83,567	79,042
Net property, plant, and equipment	97,556	93,730
OTHER ASSETS:
Goodwill	13,812	11,750
Intangible assets — less accumulated amortization:
$4,533 as of September 27, 2015 and $3,933 as of March 29, 2015	12,648	11,154
Long-term investments available for sale	17,256	17,249
Other	427	239
Total other assets	44,143	40,392
Total assets	$253,214	$248,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,292	$20,083
Dividends payable	4,219	4,038
Accrued payroll and employee benefits	5,758	6,122
Deferred income taxes	2,698	2,698
Income tax payable	1,176	—
Other current liabilities	3,513	3,402
Total current liabilities	37,656	36,343
PENSION WITHDRAWAL LIABILITY	6,436	6,589
DEFERRED INCOME TAXES	9,991	9,978
OTHER LONG-TERM LIABILITIES	678	1,588
Total liabilities	54,761	54,498
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,478,266 and 10,564,949 shares issued and outstanding as of September 27, 2015 and March 29, 2015, respectively	524	528
Additional paid-in capital	47,123	50,901
Retained earnings	150,817	142,567
Accumulated other comprehensive loss	(11)	(32)
Total shareholders’ equity	198,453	193,964
Total liabilities and shareholders’ equity	$253,214	$248,462
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Sales	$94,592	$88,881	$196,088	$186,917
Cost of sales	(74,781)	(70,759)	(155,542)	(150,299)
Gross profit	19,811	18,122	40,546	36,618
Selling, general and administrative expenses	(10,303)	(8,271)	(20,194)	(17,146)
Operating income	9,508	9,851	20,352	19,472
Interest (expense) income, net	(15)	(18)	6	(4)
Income before income taxes	9,493	9,833	20,358	19,468
Income tax provision	(3,815)	(3,686)	(7,889)	(7,300)
Net income	$5,678	$6,147	$12,469	$12,168

Weighted average number of shares outstanding - basic	10,545,992	10,558,173	10,563,267	10,564,107
Weighted average number of shares outstanding - diluted	10,589,824	10,603,931	10,614,484	10,616,874

Basic earnings per share	$0.54	$0.58	$1.18	$1.15
Diluted earnings per share	$0.54	$0.58	$1.17	$1.15

Cash dividends declared per common share	$0.40	$0.38	$0.40	$0.38
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income	$5,678	$6,147	$12,469	$12,168
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale investments	(34)	21	21	13
Total comprehensive income	$5,644	$6,168	$12,490	$12,181
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	September 27, 2015	September 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,469	$12,168
Reconciliation to cash flows:
Depreciation and amortization	6,950	6,071
Stock compensation expense	869	767
Loss (gain) from property disposals	4	(47)
Changes in operating accounts providing (using) cash:
Trade receivables	3,040	2,348
Inventories	(4,173)	(11,100)
Accounts payable	(121)	50
Accrued liabilities	(1,316)	(1,633)
Income taxes	1,908	(615)
Other	895	1,582
Net cash provided by operating activities	20,525	9,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(9,669)	(6,242)
Purchases of investments	(4,873)	(12,409)
Sale and maturities of investments	9,330	7,225
Acquisition	(4,450)	—
Other	(56)	108
Net cash used in investing activities	(9,718)	(11,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,038)	(3,823)
New shares issued	530	491
Shares surrendered for payroll taxes	(379)	(295)
Shares repurchased	(4,801)	(1,431)
Net cash used in financing activities	(8,688)	(5,058)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,119	(6,785)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,639	33,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,758	$26,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$5,981	$7,945
Noncash investing activities - Capital expenditures in accounts payable	$1,406	$1,035
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
The accounting policies we follow are set forth in “Item 8. Financial Statements and Supplementary Data, Note 1 – Nature of Business and Significant Accounting Policies” to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015, filed with the SEC on May 28, 2015, as amended from time to time. There has been no significant change in our accounting policies since the end of fiscal 2015.
The results of operations for the six months ended September 27, 2015 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2015 refer to the fiscal year ended March 29, 2015 and references to fiscal 2016 refer to the fiscal year ending April 3, 2016. As compared to our normal 52-week fiscal years, fiscal 2016 will be a 53-week year, with the extra week to be recorded in our fourth quarter’s results of operations.
Recently Issued Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The new guidance is effective for annual fiscal years beginning after December 15, 2015 (our fiscal year ending April 2, 2017), and interim periods within those years.
In July 2015, the FASB issued new accounting requirements changing the measurement principal for inventory measured using the first-in, first-out (“FIFO”) or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, first-out (“LIFO”) method is unchanged by this guidance. The new guidance will be applied prospectively and will be effective for fiscal years beginning after December 15, 2016 (our fiscal year ending April 1, 2018), and interim periods within those years. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
In May 2014, the FASB issued new accounting requirements for recognition of revenue from contracts with customers. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017 (our fiscal year ending March 31, 2019), and interim periods within those annual periods. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Weighted-average common shares outstanding—basic	10,545,992	10,558,173	10,563,267	10,564,107
Dilutive impact of stock options, performance units, and restricted stock	43,832	45,758	51,217	52,767
Weighted-average common shares outstanding—diluted	10,589,824	10,603,931	10,614,484	10,616,874

For each of the three and six months ended September 27, 2015 and September 28, 2014, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.
Note 3 – Business Combinations
Acquisition of Davis Supply, Inc.: On September 18, 2015, we acquired substantially all of the assets of Davis Supply, Inc. (“Davis”) under the terms of an asset purchase agreement with Davis and its shareholders. We paid $4.5 million cash at closing, using available cash on hand to fund the acquisition. Davis was a water treatment chemical distribution company operating in Florida with revenues of approximately $5 million in calendar year 2014. Through this acquisition we added one operating location in Florida and have integrated the remainder of the business into our existing Florida locations. The results of operations after the date of acquisition and the acquired assets are included in our Water Treatment Segment. Costs associated with this transaction were not material and were expensed as incurred.
Because of the proximity of the acquisition to quarter-end, we have not completed an asset valuation. We have estimated goodwill and intangible assets, in the aggregate, to be approximately $4.0 million of the total purchase price, with the remaining consideration allocated to fixed assets and inventory.

Acquisition of The Dumont Company, Inc.: In the third quarter of fiscal 2015, we acquired substantially all of the assets of The Dumont Company, Inc. (“Dumont”) under the terms of an asset purchase agreement with Dumont and its shareholders. We paid $10.1 million in cash including a working capital adjustment in the third quarter of fiscal 2015, using available cash on hand to fund the acquisition. Dumont was a water treatment chemical distribution company with revenues of approximately $14 million in calendar year 2013. Through this acquisition we added seven operating locations across Florida. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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

	September 27, 2015
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,758	$20,758	$—	$—
Certificates of deposit	25,726	—	25,726	—
Municipal bonds	1,586	—	1,586	—

	March 29, 2015
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$18,639	$18,639	$—	$—
Certificates of deposit	29,136	—	29,136	—
Municipal bonds	2,598	—	2,598	—
Our financial assets that are measured at fair value on a recurring basis and fall within valuation technique Level 2 are certificates of deposit (“CDs”) and municipal bonds, with original maturities ranging from three months to three years. The CDs and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of September 27, 2015, the combined CDs and municipal bonds had a fair value of $10.1 million in current assets and $17.3 million in noncurrent assets compared to CDs and municipal bonds with a fair value of $14.5 million in current assets and $17.2 million in noncurrent assets as of March 29, 2015.
Note 5 – Inventories
Inventories at September 27, 2015 and March 29, 2015 consisted of the following:

	September 27, 2015	March 29, 2015
(In thousands)
Inventory (FIFO basis)	$46,898	$42,567
LIFO reserve	(5,528)	(5,539)
Net inventory	$41,370	$37,028
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $42.9 million at September 27, 2015 and $39.0 million at March 29, 2015. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve decreased nominally during the three months ended September 27, 2015, and increased $0.2 million during the three months ended September 28, 2014. During the six months ended September 27, 2015 the LIFO reserve decreased nominally and for the six months ended September 28, 2014 the LIFO reserve increased $0.7 million. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets
Goodwill. The carrying amount of goodwill was $13.8 million as of September 27, 2015 and $11.7 million as of March 29, 2015. The increase in goodwill is related to goodwill recorded in conjunction with the acquisition of Davis as discussed in Note 3 - Business Combinations.
Intangible assets. A summary of our intangible assets as of September 27, 2015 and March 29, 2015 is as follows:

	September 27, 2015			March 29, 2015
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$11,717	$(1,977)	$9,740	$9,723	$(1,697)	$8,026
Trademarks and trade names	2,034	(840)	1,194	2,034	(667)	1,367
Trade secrets	962	(924)	38	962	(896)	66
Carrier relationships	800	(453)	347	800	(337)	463
Other finite-life intangible assets	441	(339)	102	341	(336)	5
Total finite-life intangible assets	15,954	(4,533)	11,421	13,860	(3,933)	9,927
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$17,181	$(4,533)	$12,648	$15,087	$(3,933)	$11,154

Note 7 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 29, 2009 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. During the second quarter of fiscal 2016 we recorded income tax expense of $0.3 million related to a preliminary audit finding by a state income tax jurisdiction covering multiple years. Penalties and interest associated with this assessment were recorded in selling, general, and administrative expenses and interest expense, respectively.

Note 8 – Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) on our consolidated balance sheet, net of tax, are as follows:

(In thousands)	September 27, 2015	March 29, 2015
Unrealized gain (loss) on:
Available-for-sale investments	$(4)	$(25)
Post-retirement plan liability	(7)	(7)
Accumulated other comprehensive income (loss)	$(11)	$(32)
Note 9 – Share-Based Compensation
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
The following table represents the restricted stock activity for the six months ended September 27, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	53,580	$37.55
Granted	37,309	40.89
Vested	(28,648)	40.25
Unvested at end of period	62,241	$38.31

We recorded compensation expense related to performance share units and restricted stock of $0.3 million for the three months ended September 27, 2015 and $0.6 million for the six months ended September 27, 2015. We recorded compensation expense related to performance share units and restricted stock of $0.2 million for the three months ended September 28, 2014 and $0.5 million for the six months ended September 28, 2014. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of September 27, 2015, there were 6,804 shares of restricted stock with a weighted averaged grant date fair value of $36.00 outstanding under this program. Compensation expense for each of the three and six months ended September 27, 2015 and September 28, 2014 related to restricted stock awards to the Board was $0.1 million.

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

Note 10 – Share Repurchase Program

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

During the six months ended September 27, 2015, we repurchased 127,852 shares of common stock with an aggregate purchase price of $4.8 million. During fiscal 2015, we repurchased 59,602 shares at an aggregate purchase price of $2.2 million, of which 39,170 shares with an aggregate purchase price of $1.4 million were repurchased during the first half of the fiscal year.

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

(In thousands)	Industrial	Water Treatment	Total
Three months ended September 27, 2015:
Sales	$58,346	$36,246	$94,592
Gross profit	9,184	10,627	19,811
Selling, general and administrative expenses	5,441	4,862	10,303
Operating income	3,743	5,765	9,508
Three months ended September 28, 2014:
Sales	$57,935	$30,946	$88,881
Gross profit	8,363	9,759	18,122
Selling, general and administrative expenses	4,717	3,554	8,271
Operating income	3,646	6,205	9,851
Six months ended September 27, 2015:
Sales	$125,934	$70,154	$196,088
Gross profit	19,898	20,648	40,546
Selling, general and administrative expenses	10,640	9,554	20,194
Operating income	9,258	11,094	20,352
Six months ended September 28, 2014:
Sales	$125,481	$61,436	$186,917
Gross profit	17,724	18,894	36,618
Selling, general and administrative expenses	9,816	7,330	17,146
Operating income	7,908	11,564	19,472

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 27, 2015 as compared to September 28, 2014. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 29, 2015 (“fiscal 2015”). References to fiscal 2016 refer to the fiscal year ending April 3, 2016.
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

On September 18, 2015, we acquired substantially all of the assets of Davis Supply, Inc. (“Davis”) under the terms of an asset purchase agreement with Davis and its shareholders. We paid $4.5 million cash at closing, using available cash on hand to fund the acquisition. Davis was a water treatment chemical distribution company operating in Florida with revenues of approximately $5 million in calendar year 2014. Through this acquisition we added one operating location in Florida and have integrated the remainder of the business into our existing Florida locations. The results of operations after the date of acquisition and the acquired assets are included in our Water Treatment Segment.

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

In the first quarter of fiscal 2015, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the six months ended September 27, 2015, we repurchased 127,852 shares at an aggregate purchase price of $4.8 million. Since the inception of this program, we have repurchased 187,454 shares for an aggregate purchase price of $7.0 million.

We use the last in, first out (“LIFO”) method for valuing substantially all our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded a nominal decrease in our LIFO reserve for both the three and six months ended September 27, 2015. We recorded an increase of $0.2 million in our LIFO reserve for the three months ended September 28, 2014 and an increase of $0.7 million increase in our LIFO reserve for the six months ended September 28, 2014, decreasing our reported gross profit for those periods.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Six months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(79.1)%	(79.6)%	(79.3)%	(80.4)%
Gross profit	20.9%	20.4%	20.7%	19.6%
Selling, general and administrative expenses	(10.9)%	(9.3)%	(10.3)%	(9.2)%
Operating income	10.0%	11.1%	10.4%	10.4%
Interest income, net	—%	—%	—%	—%
Income before income taxes	10.0%	11.1%	10.4%	10.4%
Income tax provision	(4.0)%	(4.1)%	(4.0)%	(3.9)%
Net income	6.0%	7.0%	6.4%	6.5%
Three Months Ended September 27, 2015 Compared to the Three Months Ended September 28, 2014
Sales
Sales increased $5.7 million, or 6.4%, to $94.6 million for the three months ended September 27, 2015, as compared to $88.9 million for the same period of the prior year. Sales of bulk commodity products accounted for approximately 19% of sales dollars for the three-month period ended September 27, 2015 and 20% during the same period of the prior year.
Industrial Segment. Industrial segment sales were $58.3 million for the three months ended September 27, 2015, an increase of $0.4 million from $57.9 million for the same period of the prior year. Overall volumes were consistent with the same period a year ago. The growth in sales dollars was driven by a shift in product mix to increased sales of products with higher per-unit selling prices, offsetting decreased volumes of lower-priced bulk commodity products at select accounts.
Water Treatment Segment. Water Treatment segment sales increased $5.3 million, or 17.1%, to $36.2 million for the three months ended September 27, 2015, as compared to $30.9 million for the same period of the prior year. Sales at our Florida locations acquired in the third quarter of fiscal 2015 were $4.2 million. Also contributing to the year-over-year increase was increased sales volumes across many of our other branches. Volume growth outpaced growth in sales dollars due to increased sales of products with lower per-unit selling prices.
Gross Profit
Gross profit was $19.8 million, or 20.9% of sales, for the three months ended September 27, 2015, an increase of $1.7 million from $18.1 million, or 20.4% of sales, for the same period of the prior year. The LIFO method of valuing inventory had a nominal impact on gross profit for the three months ended September 27, 2015 and decreased gross profit by $0.2 million for the three months ended September 28, 2014.
Industrial Segment. Gross profit for the Industrial segment increased $0.8 million to $9.2 million, or 15.7% of sales, for the three months ended September 27, 2015, as compared to $8.4 million, or 14.4% of sales, for the same period of the prior year. While volumes were consistent year-over-year, increased sales of certain products that generate higher per-unit margins more than offset the impact from decreased volumes of lower-margin bulk commodity products. The LIFO method of valuing inventory had a nominal impact on gross profit in the second quarter of the current year but decreased gross profit by $0.1 million in the prior year.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.8 million to $10.6 million, or 29.3% of sales, for the three months ended September 27, 2015, as compared to $9.8 million, or 31.5% of sales, for the same period of the prior year. The increase in gross profit dollars was primarily driven by our Florida locations acquired in the third quarter of fiscal 2015, in addition to increases in volumes sold in our other branches. Gross profit as a percentage of sales decreased in part due to the addition of the seven Florida locations that have lower per-branch revenues and the costs to operate represent a higher percentage of their sales than many of our existing branches. The LIFO method of valuing inventory had a nominal impact on gross profit in the second quarter of the current year but decreased gross profit by $0.1 million in the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $10.3 million, or 10.9% of sales, for the three months ended September 27, 2015, as compared to $8.3 million, or 9.3% of sales, for the same period of the prior year. The expense increase was partially driven by our Florida locations acquired in the third quarter of fiscal 2015 in our Water Treatment segment, as well as the addition of sales personnel in other Water Treatment locations and in our Industrial sales group.
Operating Income
Operating income was $9.5 million for the three months ended September 27, 2015, as compared to $9.9 million for the same period of the prior year. Operating income for the Industrial segment increased $0.1 million as the increase in gross profit was partially offset by higher SG&A expenses than the prior year. Operating income for the Water Treatment segment decreased $0.4 million as the increase in gross profit was more than offset by higher SG&A expenses.
Income Tax Provision
Our effective income tax rate was 40.2% for the three months ended September 27, 2015 and 37.5% for the three months ended September 28, 2014. During the second quarter of fiscal 2016 we recorded income tax expense of $0.3 million related to a preliminary audit finding by a state income tax jurisdiction covering multiple years. The effective tax rate is also impacted by projected levels of annual taxable income, permanent items, and state taxes.
Six Months Ended September 27, 2015 Compared to the Six Months Ended September 28, 2014
Sales
Sales increased $9.2 million, or 4.9%, to $196.1 million for the six months ended September 27, 2015, as compared to $186.9 million for the same period of the prior year. Sales of bulk commodity products accounted for approximately 19% of sales dollars for the six months ended September 27, 2015 and 21% during the same period of the prior year.
Industrial Segment. Industrial segment sales were $125.9 million for the six months ended September 27, 2015 and $125.5 million for the same period of the prior year. Our volumes decreased slightly from the same period a year ago due to lower sales of certain bulk commodity products at select accounts. A shift in product mix increased sales of products with higher per-unit selling prices, which drove a small increase in overall sales for this segment.
Water Treatment Segment. Water Treatment segment sales increased $8.8 million, or 14.2%, to $70.2 million, as compared to $61.4 million for the same period of the prior year. The year-over-year increase was driven by sales of $8.4 million at our Florida locations acquired in the third quarter of fiscal 2015. Also contributing to the year-over-year increase was increased sales volumes across many of our other branches. Volume growth outpaced the growth in sales dollars due to increased sales of products with lower per-unit selling prices.
Gross Profit
Gross profit was $40.5 million, or 20.7% of sales, for the six months ended September 27, 2015, an increase of $3.9 million from $36.6 million or 19.6% of sales, for the same period of the prior year. The LIFO method of valuing inventory had a nominal impact on gross profit for the six months ended September 27, 2015 and decreased gross profit by $0.7 million for the six months ended September 28, 2014.
Industrial Segment. Gross profit for the Industrial segment increased $2.2 million to $19.9 million, or 15.8% of sales, for the six months ended September 27, 2015, as compared to $17.7 million, or 14.1% of sales, for the same period of the prior year. While total volumes decreased slightly year-over-year, increased sales of certain products that generate higher per-unit margins more than offset the impact from decreased volumes of lower-margin bulk commodity products. The LIFO method of valuing inventory had a nominal impact on gross profit in the first half of the current year but decreased gross profit by $0.5 million in the prior year.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.7 million to $20.6 million or 29.4% of sales, for the six months ended September 27, 2015, as compared to $18.9 million, or 30.8% of sales, for the same period of the prior year. The increase in gross profit dollars was driven by profits from our Florida locations acquired in the third quarter of fiscal 2015. However, gross profit as a percentage of sales decreased due to the addition of the Florida locations that have lower per-branch revenues and the costs to operate represent a higher percentage of their sales than many of our existing branches.

The LIFO method of valuing inventory had a nominal impact on gross profit in the first half of the current year but decreased gross profit by $0.2 million in the same period of the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $20.2 million, or 10.3% of sales, for the six months ended September 27, 2015 as compared to $17.1 million, or 9.2% of sales, for the same period of the prior year. The expense increase was partially driven by our Florida locations acquired in the third quarter of fiscal 2015 in our Water Treatment segment, as well as the addition of sales personnel in other Water Treatment locations and in our Industrial sales group.
Operating Income
Operating income was $20.4 million for the six months ended September 27, 2015 as compared to $19.5 million for the same period of the prior year. Operating income for the Industrial segment increased $1.4 million due to the increase in gross profit discussed above, partially offset by higher SG&A expenses. Operating income for the Water Treatment segment decreased $0.5 million as the increase in gross profit was more than offset by higher SG&A expenses.
Income Tax Provision
Our effective income tax rate was 38.8% for the six months ended September 27, 2015 and 37.5% for the six months ended June 29, 2014. During the second quarter of fiscal 2016 we recorded income tax expense of $0.3 million related to a preliminary audit finding by a state income tax jurisdiction covering multiple years. The effective tax rate is also impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended September 27, 2015 was $20.5 million compared to $9.6 million for the same period of the prior year. The increase in cash provided by operating activities was primarily due to the timing of inventory purchases. Our inventory levels on hand at the end of fiscal 2014 were unusually low, which resulted in significant cash expended to rebuild inventory levels in the first quarter of fiscal 2015. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Capital expenditures were $9.7 million for the six months ended September 27, 2015, as compared to $6.2 million in the same period of the prior fiscal year. Included in capital expenditures for the first six months of fiscal 2016 was approximately $4.2 million related to facility improvements, replacement equipment, new and replacement containers, and water treatment trucks, and $3.1 million related to business expansion, inventory storage and process improvements.
Cash used in financing activities was $8.7 million for the six months ended September 27, 2015, as compared to $5.1 million in the same period of the prior fiscal year. The increase in the use of cash was primarily due to a higher level of common stock repurchases in the current year.
Cash and investments were $48.1 million at September 27, 2015, a decrease of $2.3 million as compared with the $50.4 million available as of March 29, 2015, due to cash outflows related to capital expenditures, the Davis acquisition, dividend payments and the share repurchase program described above exceeding the cash flows generated from operations during the six months ended September 27, 2015.

We expect our cash balances and cash flows from operations will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future. From time to time, we review potential acquisitions and other strategic relationships including those that may require us to secure additional financing. In addition, we periodically evaluate opportunities to borrow funds or sell additional equity or debt securities for strategic reasons or to further strengthen our financial position.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 27, 2015, our investment portfolio included $27.3 million of certificates of deposit and municipal bonds classified as fixed income securities and cash and cash equivalents of $20.8 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until maturity. Consequently, we do not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.
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
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015, as amended.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the quarter ended September 27, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
6/29/2015-07/26/2015	—	$—	—	226,548
7/27/2015-8/23/2015	67,165	37.43	67,165	159,383
8/24/2015-9/27/2015	46,837	$37.16	46,837	112,546
Total	114,002	37.32	114,002

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 27, 2015 filed with the SEC on October 28, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at September 27, 2015 and March 29, 2015, (ii) the Condensed Consolidated Statements of Income for the Three and Six Months Ended September 27, 2015 and September 28, 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 27, 2015 and September 28, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 27, 2015 and September 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: October 28, 2015

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 27, 2015 filed with the SEC on October 28, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at September 27, 2015 and September 28, 2015, (ii) the Condensed Consolidated Statements of Income for the Three and Six Months Ended September 27, 2015 and September 28, 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 27, 2015 and September 28, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 27, 2015 and September 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically