Form 10-Q
period 2015-12-27
HAWKINS INC
filed 2016-02-05
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at January 29, 2016
Common Stock, par value $.05 per share	10,565,434

HAWKINS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 27, 2015	March 29, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,815	$18,639
Investments available-for-sale	410	14,485
Trade receivables — less allowance for doubtful accounts:
$406 as of December 27, 2015 and $445 as of March 29, 2015	51,797	40,355
Inventories	49,343	37,028
Income taxes receivable	3,019	732
Prepaid expenses and other current assets	4,562	3,101
Total current assets	129,946	114,340
PROPERTY, PLANT, AND EQUIPMENT:	200,476	172,772
Less accumulated depreciation and amortization	88,403	79,042
Net property, plant, and equipment	112,073	93,730
OTHER ASSETS:
Goodwill	110,324	11,750
Intangible assets — less accumulated amortization:
$4,847 as of December 27, 2015 and $3,933 as of March 29, 2015	63,960	11,154
Long-term investments available for sale	2,649	17,249
Other	244	239
Total other assets	177,177	40,392
Total assets	$419,196	$248,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,297	$20,083
Dividends payable	—	4,038
Accrued payroll and employee benefits	8,736	6,122
Deferred income taxes	2,575	2,698
Current portion of long-term debt	5,000	—
Accrued stock and other acquisition-related compensation	7,283	—
Post close purchase price payable	2,479	—
Other current liabilities	6,908	3,402
Total current liabilities	57,278	36,343
LONG-TERM DEBT, LESS CURRENT PORTION	125,321	—
PENSION WITHDRAWAL LIABILITY	6,360	6,589
DEFERRED INCOME TAXES	29,756	9,978
OTHER LONG-TERM LIABILITIES	800	1,588
Total liabilities	219,515	54,498
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,478,266 and 10,564,949 shares issued and outstanding as of December 27, 2015 and March 29, 2015, respectively	524	528
Additional paid-in capital	47,531	50,901
Retained earnings	151,632	142,567
Accumulated other comprehensive loss	(6)	(32)
Total shareholders’ equity	199,681	193,964
Total liabilities and shareholders’ equity	$419,196	$248,462
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Sales	$88,375	$83,825	$284,463	$270,742
Cost of sales	(73,666)	(70,183)	(229,208)	(220,482)
Gross profit	14,709	13,642	55,255	50,260
Selling, general and administrative expenses	(12,825)	(8,697)	(33,019)	(25,843)
Operating income	1,884	4,945	22,236	24,417
Interest (expense) income, net	(27)	15	(21)	11
Income before income taxes	1,857	4,960	22,215	24,428
Income tax provision	(1,042)	(1,814)	(8,931)	(9,114)
Net income	$815	$3,146	$13,284	$15,314

Weighted average number of shares outstanding - basic	10,478,266	10,564,990	10,534,933	10,564,401
Weighted average number of shares outstanding - diluted	10,528,126	10,614,740	10,591,543	10,623,148

Basic earnings per share	$0.08	$0.30	$1.26	$1.45
Diluted earnings per share	$0.08	$0.30	$1.25	$1.44

Cash dividends declared per common share	$—	$—	$0.40	$0.38
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net income	$815	$3,146	$13,284	$15,314
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	5	(8)	26	5
Total comprehensive income	$820	$3,138	$13,310	$15,319
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 27, 2015	December 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,284	$15,314
Reconciliation to cash flows:
Depreciation and amortization	10,468	9,250
Loss on disposal of investments	101	—
Deferred income taxes	(120)	49
Stock compensation expense	1,277	1,233
(Gain) loss from property disposals	(18)	7
Changes in operating accounts providing (using) cash:
Trade receivables	3,793	4,679
Inventories	(1,944)	(9,965)
Accounts payable	(2,019)	(638)
Accrued liabilities	2,125	(1,361)
Accrued interest	36	—
Income taxes	(2,287)	(1,784)
Other	(904)	257
Net cash provided by operating activities	23,792	17,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(17,113)	(10,086)
Purchases of investments	(6,092)	(12,394)
Sale and maturities of investments	34,710	9,755
Acquisitions, net of cash acquired	(150,772)	(10,068)
Other	237	137
Net cash used in investing activities	(139,030)	(22,656)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,257)	(7,859)
New shares issued	530	491
Shares surrendered for payroll taxes	(379)	(295)
Proceeds from the exercise of stock options	—	186
Excess tax benefit from share-based compensation	—	64
Shares repurchased	(4,801)	(1,464)
Payments for debt issuance costs	(679)	—
Proceeds from long-term borrowings	100,000	—
Proceeds from revolver borrowings	31,000	—
Net cash provided by (used in) financing activities	117,414	(8,877)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,176	(14,492)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,639	33,486
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,815	$18,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$9,070	$10,816
Noncash investing activities - Capital expenditures in accounts payable	$840	$449
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
The results of operations for the nine months ended December 27, 2015 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2015 refer to the fiscal year ended March 29, 2015 and references to fiscal 2016 refer to the fiscal year ending April 3, 2016. As compared to our normal 52-week fiscal years, fiscal 2016 will be a 53-week year, with the extra week to be recorded in our fourth quarter’s results of operations.
Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017 (our fiscal year ending March 31, 2019), and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this guidance will have on our results of operations and financial position.
In November 2015, the FASB issued new accounting guidance requiring entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The new guidance is effective for fiscal years beginning after December 15, 2016 (our fiscal year ending April 1, 2018) with early adoption permitted. Upon adoption, all of our deferred tax assets and liabilities will be presented as long-term assets or liabilities.
In September 2015, the FASB issued new accounting guidance which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The new guidance is effective for fiscal years beginning after December 15, 2015 (our fiscal year ending April 2, 2017), and interim periods within those years.
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
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued new accounting guidance simplifying the presentation of debt issuance costs. The new guidance requires presentation of debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the debt liability on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We have elected to early adopt this guidance effective September 28, 2015, the beginning of our third quarter of fiscal 2016.
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued upon the exercise of stock options and the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Weighted-average common shares outstanding—basic	10,478,266	10,564,990	10,534,933	10,564,401
Dilutive impact of stock options, performance units, and restricted stock	49,860	49,750	56,610	58,747
Weighted-average common shares outstanding—diluted	10,528,126	10,614,740	10,591,543	10,623,148
For each of the three and nine months ended December 27, 2015 and December 28, 2014, there were no shares or stock options excluded from the calculation of weighted-average common shares for diluted EPS.
Note 3 – Business Combinations
Acquisition of Stauber Performance Ingredients: On December 23, 2015, we acquired Stauber Performance Ingredients (“Stauber”) for $157.0 million on a cash-free, debt-free basis. The total consideration for the acquisition is estimated at $158.5 million ($155.9 million net of cash acquired), subject to a further customary working capital adjustment. We paid $156.0 million in cash at closing and expect to pay an additional $2.5 million based upon preliminary working capital balances. The purchase was funded with $131.0 million of proceeds from the credit facility described more fully in Note 7 as well as cash on hand.
Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to the nutritional, food, pharmaceutical, cosmetic and pet care industries. The acquisition expands our portfolio of value-added specialty products within new markets. Stauber had revenues of approximately $118.0 million for the twelve months ended December 23, 2015, the date of the acquisition. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, will be included in our newly formed Health and Nutrition operating segment. Due to the timing of the acquisition, no operating activity is included in our third quarter or year-to-date results but will be included in our fourth quarter fiscal 2016 results.
Direct acquisition costs of $2.7 million, consisting mainly of professional and consulting fees, were expensed as incurred during the three and nine months ended December 27, 2015, and are classified as selling, general, and administrative expenses in our condensed consolidated statement of income, and are reported in our Health and Nutrition segment.
The acquisition was accounted for under the acquisition method of accounting. Accordingly, the cost to acquire Stauber was allocated to the underlying net assets in proportion to estimates of their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. The allocated purchase price in excess of Stauber’s tangible asset value prior to acquisition, including the intangibles and goodwill, is not deductible for tax purposes. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as Stauber’s assembled workforce. The allocation of the purchase price to the assets acquired and liabilities assumed, including the amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date). The following table summarizes the preliminary fair value measurement of the assets acquired and liabilities assumed as of December 23, 2015:

(In thousands)	Amount
Cash and cash equivalents (a)	$2,647
Trade receivables	15,235
Inventories	10,207
Deferred taxes and other assets	2,129
Property, plant, and equipment	11,228
Intangible assets	50,963
Accounts payable	(6,470)
Accrued expenses and other current liabilities (a)	(2,862)
Deferred income taxes	(21,323)
Other non-current liabilities	(79)
Net assets acquired	61,675
Goodwill	96,831
Total preliminary purchase price	158,506
Less acquired cash	(2,647)
Preliminary purchase price, net of cash acquired	$155,859
(a) In addition to these balances, $7.3 million of cash and current accrued liabilities were recorded that relate to stock and other acquisition-related compensation payments, which were recorded by Stauber as of the acquisition date but were paid subsequent to the acquisition date.
The following pro forma information has been prepared as if the Stauber acquisition and the borrowing to finance the acquisition had occurred as of the beginning of the fiscal years presented. The unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of each fiscal year, nor is it indicative of our future operational results.

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Pro forma net sales	$114,364	$108,638	$372,154	$345,527
Pro forma net income	3,775	4,172	17,894	16,913

Pro forma basic earnings per share	$0.36	$0.39	$1.70	$1.60
Pro forma diluted earnings per share	$0.36	$0.39	$1.69	$1.59
The unaudited pro forma financial information above is adjusted to reflect the following: (a) interest expense, including amortization of debt issuance costs, related to the $131.0 million of debt used to fund the acquisition; (b) estimated amortization expense related to the $51.0 million of identifiable intangible assets (preliminary) recognized in conjunction with the acquisition; (c) elimination of amortization of intangibles and interest expense previously reflected on Stauber’s financial statements; (d) elimination of stock and other acquisition-related compensation recorded by Stauber, and transaction-related expenses recorded by us; and (e) recording income taxes at an estimated statutory rate of 37.5% on the resulting pre-tax income.
Acquisition of Davis Supply, Inc.: On September 18, 2015, we acquired substantially all of the assets of Davis Supply, Inc. (“Davis”) under the terms of an asset purchase agreement with Davis and its shareholders. We paid $4.5 million cash at closing, using available cash on hand to fund the acquisition. Davis was a water treatment chemical distribution company operating in Florida with revenues of approximately $5.0 million in calendar year 2014. Through this acquisition we added one operating location in Florida and have integrated the remainder of the business into our existing Florida locations. The results of operations after the date of acquisition and the acquired assets are included in our Water Treatment Segment. Costs associated with this transaction were not material and were expensed as incurred.

The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets of Davis acquired based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed as of September 18, 2015:

(In thousands)	Amount
Inventories	$145
Property, plant, and equipment	78
Intangible assets	2,532
Net assets acquired	2,755
Goodwill	1,745
Total purchase price	$4,500

Intangible assets recognized in connection with this acquisition consist of $2.4 million related to customer relationships to be amortized over 20 years, and $0.1 million related to a non-compete agreement to be amortized over five years. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.

Acquisition of The Dumont Company, Inc.: On October 20, 2014, we acquired substantially all of the assets of The Dumont Company, Inc. (“Dumont”) under the terms of an asset purchase agreement with Dumont and its shareholders. We paid $10.1 million in cash, including a working capital adjustment in the third quarter of fiscal 2015, using available cash on hand to fund the acquisition. Dumont was a water treatment chemical distribution company with revenues of approximately $14.0 million in calendar year 2013. Through this acquisition we added seven operating locations across Florida. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets of Dumont acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed as of October 20, 2014:

(In thousands)	Amount
Trade receivables	$1,358
Inventories	859
Other assets	159
Property, plant, and equipment	702
Intangible assets	3,509
Accrued expenses and other current liabilities	(877)
Net assets acquired	5,710
Goodwill	4,358
Total purchase price	$10,068

Intangible assets recognized in connection with this acquisition consist of $2.8 million related to customer relationships to be amortized over 20 years, and $0.7 million related to a trade name to be amortized over four years. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.

Note 4 – Cash and Cash Equivalents and Investments
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	December 27, 2015
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,815	$20,815	$—	$—
Certificates of deposit	1,477	—	1,477	—
Municipal bonds	1,582	—	1,582	—

	March 29, 2015
(In thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$18,639	$18,639	$—	$—
Certificates of deposit	29,136	—	29,136	—
Municipal bonds	2,598	—	2,598	—
Our cash and cash equivalents balance at December 27, 2015 included $7.3 million of cash on Stauber’s balance sheet to fund stock and other acquisition-related compensation paid subsequent to the acquisition date. That amount was offset by an equivalent accrual in current liabilities, as the expense was recorded by Stauber prior to the acquisition date.
Our financial assets that are measured at fair value on a recurring basis and fall within valuation technique Level 2 are certificates of deposit (“CDs”) and municipal bonds, with original maturities ranging from three months to three years. The CDs and municipal bonds are classified as investments in current assets and noncurrent assets on the condensed consolidated balance sheets. As of December 27, 2015, the combined CDs and municipal bonds had a fair value of $0.4 million in current assets and $2.6 million in noncurrent assets compared to CDs and municipal bonds with a fair value of $14.5 million in current assets and $17.2 million in noncurrent assets as of March 29, 2015. During the three months ended December 27, 2015 we sold approximately $25.5 million of available-for-sale securities to partially fund the purchase of Stauber as discussed in Note 3.
Note 5 – Inventories
Inventories at December 27, 2015 and March 29, 2015 consisted of the following:

	December 27, 2015	March 29, 2015
(In thousands)
Inventory (FIFO basis)	$54,890	$42,567
LIFO reserve	(5,547)	(5,539)
Net inventory	$49,343	$37,028
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $41.2 million at December 27, 2015 and $39.0 million at March 29, 2015. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased nominally during the three months ended December 27, 2015, and increased $0.3 million during the three months ended December 28, 2014. The LIFO reserve increased nominally during the nine months ended December 27, 2015, and increased $0.9 million during the nine months ended December 28, 2014. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets
Goodwill. The carrying amount of goodwill was $110.3 million as of December 27, 2015 and $11.7 million as of March 29, 2015. The increase in goodwill during the nine months ended December 27, 2015 represents goodwill recorded in connection with the Stauber and Davis acquisitions as discussed in Note 3. The amount of goodwill recorded in connection with the Stauber acquisition is preliminary and subject to change based on the results of the business valuation to be completed.
Intangible assets. A summary of our intangible assets as of December 27, 2015 and March 29, 2015 is as follows:

	December 27, 2015			March 29, 2015
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Preliminary Stauber intangibles	$50,963	$—	$50,963	$—	$—	$—
Customer relationships	12,375	(2,148)	10,227	9,723	(1,697)	8,026
Trademarks and trade names	2,034	(915)	1,119	2,034	(667)	1,367
Trade secrets	962	(929)	33	962	(896)	66
Carrier relationships	800	(510)	290	800	(337)	463
Other finite-life intangible assets	446	(345)	101	341	(336)	5
Total finite-life intangible assets	67,580	(4,847)	62,733	13,860	(3,933)	9,927
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$68,807	$(4,847)	$63,960	$15,087	$(3,933)	$11,154
The amount of finite-life intangibles recorded in connection with the Stauber acquisition is preliminary and subject to change based on the results of the business valuation to be completed. Accordingly, the above table does not include a breakout of asset type. We expect the intangible assets related to the Stauber acquisition to include trade names, customer relationships and supplier relationships.

Note 7 – Debt
On December 23, 2015, in connection with the Stauber acquisition described more fully in Note 3, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”), as Lead Arranger, and Sole Bookrunner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Term Loan facility requires mandatory quarterly repayments as outlined in the table below with the remainder of the loan due at maturity. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all of our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At December 23, 2015, the effective interest rate on our borrowings was 1.9%.
We used $131.0 million of the proceeds from the Credit Facility to fund our acquisition of Stauber. We may use the remaining $34.0 million for working capital, capital expenditures, restricted payments and acquisitions permitted under the Credit Facility, and other general corporate purposes.
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is 0.25% to 0.3%, depending on our leverage ratio.
Debt issuance costs of $0.7 million paid to the lenders are reflected as a reduction of long-term debt and will be amortized as interest expense over the term of the Credit Facility.
Debt at December 27, 2015 consisted of the following:

December 27, 2015

(In thousands)
Senior secured term loan	$100,000
Senior secured revolver	31,000
Total debt	131,000
Less: unamortized debt issuance costs	(679)
Less: current portion of long-term debt	(5,000)
Total long-term debt	$125,321

Scheduled annual maturities of debt as of December 27, 2015 are as follows:

(In thousands)
Fiscal year ending
2016	$1,250
2017	5,625
2018	8,125
2019	10,000
2020	10,000
Thereafter	96,000
$131,000

We had no debt as of March 29, 2015.

Note 8 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 29, 2009 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the nine months ended December 27, 2015 was approximately 40.2%, compared to an effective tax rate of 37.3% for the nine months ended December 28, 2014. The increase in the effective tax rate for the current year was driven by approximately $0.5 million of income tax expense related to $1.3 million of Stauber acquisition-related expenditures that are not deductible for tax purposes and were recorded as discrete items during the three months ended December 27, 2015. Our effective tax rate for the current year is also increased by income tax expense of $0.2 million related to a preliminary audit finding by a state income tax jurisdiction covering multiple years.

Note 9– Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) on our consolidated balance sheet, net of tax, are as follows:

(In thousands)	December 27, 2015	March 29, 2015
Unrealized gain (loss) on:
Available-for-sale investments	$1	$(25)
Post-retirement plan liability	(7)	(7)
Accumulated other comprehensive loss	$(6)	$(32)
Note 10 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2016 and fiscal 2015. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 44,446 shares in the aggregate for fiscal 2016. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the nine months ended December 27, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	53,580	$37.55
Granted	37,309	40.89
Vested	(28,648)	40.25
Unvested at end of period	62,241	$38.31
We recorded compensation expense related to performance share units and restricted stock of $0.3 million and $0.9 million for the three and nine months ended December 27, 2015 and December 28, 2014, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of December 27, 2015, there were 6,804 shares of restricted stock with a weighted averaged grant date fair value of $36.00 outstanding under this program. Compensation expense for the three and nine months ended December 27, 2015 and December 28, 2014 related to restricted stock awards to the Board was $0.1 million and $0.2 million, respectively.

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

Note 11 – Share Repurchase Program

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

During the nine months ended December 27, 2015, we repurchased 127,852 shares of common stock at aggregate purchase price of $4.8 million. No shares were repurchased during the three months ended December 27, 2015. During fiscal 2015, we repurchased 59,602 shares at an aggregate purchase price of $2.2 million, of which 40,020 shares at an aggregate purchase price of $1.5 million were repurchased during the first nine months of the fiscal year.

Note 12 – Litigation, Commitments and Contingencies

Litigation — There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Note 13 – Segment Information
We have three reportable segments: Industrial, Water Treatment, and Health and Nutrition. Our Health and Nutrition segment was established on December 23, 2015 in connection with the Stauber acquisition discussed in Note 3. Due to the proximity of the acquisition to the end of our three and nine months ended December 27, 2015, no results of operations for this segment are included in the table below other than expenses incurred in connection with the acquisition.
The accounting policies of the Industrial and Water Treatment segments are the same as those described in the summary of significant accounting policies as disclosed in our fiscal 2015 Annual Report on Form 10-K. Product costs and expenses for these segments are based on actual costs incurred along with cost allocation of shared and centralized functions. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. Other than the newly-formed Health and Nutrition segment, the segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given the nature of our business, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer’s revenues amounted to 10% or more of our total revenue. Sales outside of the United States are immaterial and all assets are located within the United States.

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended December 27, 2015:
Sales	$59,326	$29,049	$—	$88,375
Gross profit	7,474	7,235	—	14,709
Selling, general and administrative expenses	5,421	4,714	2,690	12,825
Operating income	2,053	2,521	(2,690)	1,884
Three months ended December 28, 2014:
Sales	$57,811	$26,014	$—	$83,825
Gross profit	7,011	6,631	—	13,642
Selling, general and administrative expenses	4,715	3,982	—	8,697
Operating income	2,296	2,649	—	4,945
Nine months ended December 27, 2015:
Sales	$185,260	$99,203	$—	$284,463
Gross profit	27,372	27,883	—	55,255
Selling, general and administrative expenses	16,061	14,268	2,690	33,019
Operating income	11,311	13,615	(2,690)	22,236
Nine months ended December 28, 2014:
Sales	$183,292	$87,450	$—	$270,742
Gross profit	24,735	25,525	—	50,260
Selling, general and administrative expenses	14,531	11,312	—	25,843
Operating income	10,204	14,213	—	24,417

No significant changes to identifiable assets by segment occurred during the three and nine months ended December 27, 2015, other than the addition of $189.2 million in assets attributable to our new Health and Nutrition segment as a result of the Stauber acquisition.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 27, 2015 as compared to December 28, 2014. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 29, 2015 (“fiscal 2015”). References to fiscal 2016 refer to the fiscal year ending April 3, 2016.
Overview
We derive substantially all of our revenues from the sale of chemicals and other specialty products to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added chemical and specialty products, including manufacturing, blending, and repackaging certain products.
On December 23, 2015, we acquired Stauber Performance Ingredients (“Stauber”) for $157.0 million on a cash-free, debt-free basis. The total consideration for the acquisition is estimated at $158.5 million ($155.9 million net of cash acquired), subject to a customary working capital adjustment. We paid $156.0 million in cash at closing and expect to pay an additional $2.5 million based upon preliminary working capital balances. The purchase was funded with $131.0 million of proceeds from the credit facility described more fully in Note 7 to the condensed consolidated financial statements as well as cash on hand. Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to the nutritional, food, pharmaceutical, cosmetic and pet care industries. The acquisition expands our portfolio of value-added specialty products within new markets. Stauber had revenues of approximately $118.0 million for the twelve months ended December 23, 2015. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, will be included in a newly formed Health and Nutrition operating segment, starting with our results for the fourth quarter of fiscal 2016. Direct costs of $2.7 million, consisting mainly of professional and consulting fees, were expensed as incurred during the three and nine month periods ended December 27, 2015, and are classified as selling, general, and administrative expenses in our condensed consolidated statement of income.

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

In the first quarter of fiscal 2015, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the nine months ended September 27, 2015, we repurchased 127,852 shares at an aggregate purchase price of $4.8 million. Since the inception of this program, we have repurchased 187,454 shares at an aggregate purchase price of $7.0 million.

We use the last in, first out (“LIFO”) method for valuing a large portion of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded a nominal increase in our LIFO reserve for both the three and nine months ended December 27, 2015. We recorded a $0.3 million increase in our LIFO reserve for the three months ended December 28, 2014 and a $0.9 million increase in our LIFO reserve for the nine months ended December 28, 2014, both of which decreased our reported gross profit for those periods.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Nine months ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(83.4)%	(83.7)%	(80.6)%	(81.4)%
Gross profit	16.6%	16.3%	19.4%	18.6%
Selling, general and administrative expenses	(14.5)%	(10.4)%	(11.6)%	(9.5)%
Operating income	2.1%	5.9%	7.8%	9.1%
Interest income, net	—%	—%	—%	—%
Income before income taxes	2.1%	5.9%	7.8%	9.1%
Income tax provision	(1.2)%	(2.2)%	(3.1)%	(3.4)%
Net income	0.9%	3.7%	4.7%	5.7%
Three Months Ended December 27, 2015 Compared to the Three Months Ended December 28, 2014
Sales
Sales increased $4.6 million, or 5.4%, to $88.4 million for the three months ended December 27, 2015, as compared to $83.8 million for the same period of the prior year. Sales of bulk commodity products accounted for approximately 19% of sales dollars for the three-months ended December 27, 2015 and 22% during the same period of the prior year.
Industrial Segment. Industrial segment sales were $59.3 million for the three months ended December 27, 2015, an increase of $1.5 million from $57.8 million for the same period of the prior year. The growth in sales dollars was driven by increased sales volumes, particularly sales of our products that carry higher per-unit selling prices, partially offset by lower selling prices resulting from lower product costs on certain high volume bulk products.
Water Treatment Segment. Water Treatment segment sales increased $3.0 million, or 11.7%, to $29.0 million for the three months ended December 27, 2015, as compared to $26.0 million for the same period of the prior year. Sales at our acquired locations increased by $2.7 million compared to the prior year. The majority of these locations were acquired during the third quarter of fiscal 2015 with additional business acquired late in the second quarter of fiscal 2016. Also contributing to the year-over-year increase was a moderate increase in overall sales volumes at our other locations.
Gross Profit
Gross profit was $14.7 million, or 16.6% of sales, for the three months ended December 27, 2015, an increase of $1.1 million from $13.6 million, or 16.3% of sales, for the same period of the prior year. The LIFO method of valuing inventory had a nominal impact on gross profit for the three months ended December 27, 2015 and decreased gross profit by $0.3 million for the three months ended December 28, 2014.
Industrial Segment. Gross profit for the Industrial segment increased $0.5 million to $7.5 million, or 12.6% of sales, for the three months ended December 27, 2015, as compared to $7.0 million, or 12.1% of sales, for the same period of the prior year. The increase in gross profit dollars was driven by an increase in sales volumes year over year, particularly sales of certain products that generate higher per-unit margins. The LIFO method of valuing inventory had a nominal impact on gross profit in the third quarter of the current year but decreased gross profit by $0.3 million in the prior year.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.6 million to $7.2 million, or 24.9% of sales, for the three months ended December 27, 2015, as compared to $6.6 million, or 25.5% of sales, for the same period of the prior year. The increase in gross profit dollars was primarily driven by profits from our acquired locations. In addition, product margins at many of our other locations increased year over year on increased volumes, offset somewhat by increased operating expenses. The LIFO method of valuing inventory had a nominal impact on gross profit in the third quarter of the current year and in the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $12.8 million, or 14.5% of sales, for the three months ended December 27, 2015, an increase of $4.1 million from $8.7 million, or 10.4% of sales, for the same period of the prior year. We incurred $2.7 million of expenses in connection with the Stauber acquisition, which are included in our Health and Nutrition segment. In our Water Treatment segment, the $0.7 million expense increase was driven by our acquired locations, largely due to the added costs as a result of the Davis acquisition late in the second quarter of fiscal 2016, as well as increased expenses related to additional sales personnel in our other locations. Expenses also increased by $0.7 million in our Industrial segment driven by the addition of sales personnel and other increased wages and benefits costs.
Operating Income
Operating income was $1.9 million for the three months ended December 27, 2015, as compared to $4.9 million for the same period of the prior year. Operating income was negatively impacted by the $2.7 million of costs associated with the Stauber acquisition and recorded in our Special Ingredients segment. Operating income in our Industrial segment decreased $0.2 million, and operating income in our Water Treatment segment decreased $0.1 million. Higher gross profit in both of these segments was more than offset by increased SG&A expenses as discussed above.
Income Tax Provision
Our effective income tax rate was 56.1% for the three months ended December 27, 2015 compared to 36.6% for the three months ended December 28, 2014. The increase in the effective tax rate for the current year is driven by income tax expense of approximately $0.5 million associated with $1.3 million of Stauber acquisition-related expenditures which are not deductible for tax purposes and were recorded as discrete items during the three months ended December 27, 2015, partially offset by approximately $0.2 million of tax benefit related to other state tax related discrete items.
The effective tax rate is also impacted by projected levels of annual taxable income, permanent items, and state taxes.
Nine Months Ended December 27, 2015 Compared to the Nine Months Ended December 28, 2014
Sales
Sales increased $13.7 million, or 5.1%, to $284.5 million for the nine months ended December 27, 2015, as compared to $270.7 million for the same period of the prior year. Sales of bulk commodity products accounted for approximately 18% of sales dollars for the nine months ended December 27, 2015 and 21% during the same period of the prior fiscal year.
Industrial Segment. Industrial segment sales were $185.3 million for the nine months ended December 27, 2015 and $183.3 million for the same period of the prior year. Our volumes were relatively flat year over year, as a shift in product mix increased sales of products with higher per-unit selling prices, largely offsetting lower sales of certain bulk commodity products at select accounts. In addition, lower selling prices on certain high-volume bulk products resulting from lower product costs negatively impacted sales dollars in the current year.
Water Treatment Segment. Water Treatment segment sales increased $11.8 million, or 13.4%, to $99.2 million, as compared to $87.5 million for the same period of the prior year. Increased year-over-year sales at our locations acquired in fiscal 2015 and fiscal 2016 accounted for $11.1 million of the increase. Also contributing to the year-over-year increase was increased sales volumes at our other locations, partially offset by lower selling prices on certain products.
Gross Profit
Gross profit was $55.3 million, or 19.4% of sales, for the nine months ended December 27, 2015, an increase of $5.0 million from $50.3 million or 18.6% of sales, for the same period of the prior year. The LIFO method of valuing inventory had a nominal impact on gross profit for the nine months ended December 27, 2015 and decreased gross profit by $0.9 million for the nine months ended December 28, 2014.

Industrial Segment. Gross profit for the Industrial segment increased $2.6 million to $27.4 million, or 14.8% of sales, for the nine months ended December 27, 2015, as compared to $24.7 million, or 13.5% of sales, for the same period of the prior year. While total volumes were relatively flat year over year, increased sales of certain products that generate higher per-unit margins more than offset the impact from decreased volumes of lower-margin bulk commodity products. The LIFO method of valuing inventory had a nominal impact on gross profit in the first nine months of the current year but decreased gross profit by $0.7 million in the prior year.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $2.4 million to $27.9 million or 28.1% of sales, for the nine months ended December 27, 2015, as compared to $25.5 million, or 29.2% of sales, for the same period of the prior year. The increase in gross profit dollars was primarily driven by profits from our locations acquired in fiscal 2015 and fiscal 2016. Gross profit as a percentage of sales decreased due to the addition of these new locations that have lower per-branch revenues and the costs to operate represent a higher percentage of their sales than many of our existing branches. In addition, product margins at many of our other locations increased year over year on increased volumes, offset somewhat by increased operating expenses. The LIFO method of valuing inventory had a nominal impact on gross profit in the first nine months of the current year but decreased gross profit by $0.2 million in the same period of the prior year.
Selling, General and Administrative Expenses
SG&A expenses were $33.0 million, or 11.6% of sales, for the nine months ended December 27, 2015 as compared to $25.8 million, or 9.5% of sales, for the same period of the prior year. We incurred $2.7 million of expenses in connection with the Stauber acquisition, which are included in our Health and Nutrition segment. We also incurred incremental expenses related to our locations acquired in fiscal 2015 and fiscal 2016, and added sales personnel in other Water Treatment locations and in our Industrial sales group.
Operating Income
Operating income was $22.2 million for the nine months ended December 27, 2015 as compared to $24.4 million for the same period of the prior year. Operating income was negatively impacted by the $2.7 million of costs associated with the Stauber acquisition and recorded in our Health and Nutrition segment. Operating income for the Industrial segment increased $1.1 million due to the increase in gross profit discussed above, partially offset by higher SG&A expenses. Operating income for the Water Treatment segment decreased $0.6 million, as the increase in gross profit was more than offset by higher SG&A expenses.
Income Tax Provision
Our effective income tax rate was 40.2% for the nine months ended December 27, 2015 and 37.3% for the nine months ended December 28, 2014. During the third quarter of fiscal 2016 we recorded income tax expense of approximately $0.5 million related to $1.3 million of Stauber acquisition-related expenditures which are not deductible for tax purposes. Our effective tax rate for the current year is also negatively impacted by income tax expense of $0.2 million related to a preliminary audit finding by a state income tax jurisdiction covering multiple years.
Liquidity and Capital Resources
Cash provided by operating activities for the nine months ended December 27, 2015 was $23.8 million compared to $17.0 million for the same period of the prior year. The increase in cash provided by operating activities was primarily due to the timing of inventory purchases. Our inventory levels on hand at the end of fiscal 2014 were unusually low, which resulted in significant cash expended to rebuild inventory levels in the first quarter of fiscal 2015. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Cash used in investing activities was $139.0 million for the nine months ended December 27, 2015 compared to $22.7 million for the nine month ended December 28, 2014. We expended $150.8 million of cash, net of cash acquired, to complete the Stauber and Davis acquisitions in fiscal 2016 compared to $10.1 million for the Dumont acquisition during fiscal 2015. Net cash of $28.6 million was provided by sales of investments during the nine months ended December 27, 2015 as we liquidated many of our investments to fund the Stauber acquisition. Capital expenditures were $17.1 million for the nine months ended December 27, 2015, as compared to $10.1 million in the same period of the prior fiscal year. Included in capital expenditures for the first nine months of fiscal 2016 was approximately $5.8 million related to facility improvements, including a major upgrade to one of our terminal facilities, replacement equipment, new and replacement containers, and Water Treatment trucks, and $6.5 million related to business expansion, inventory storage and process improvements.

Cash provided by financing activities was $117.4 million for the nine months ended December 27, 2015, as compared to cash used in financing activities of $8.9 million in the same period of the prior fiscal year. Proceeds of $131.0 million were received in connection with the credit facility we entered into during the third quarter of fiscal 2016 to fund the Stauber acquisition.
Cash and investments were $23.9 million at December 27, 2015, a decrease of $26.5 million as compared with the $50.4 million available as of March 29, 2015, due to cash outflows related to the Stauber acquisition, capital expenditures, the Davis acquisition, dividend payments and the share repurchase program described above exceeding the cash flows generated from operations during the nine months ended December 27, 2015. The balance of cash and investments at December 27, 2015 includes $7.3 million to fund stock and other acquisition-related compensation paid by Stauber subsequent to the end of our fiscal quarter.

We expect our cash balances and funds available under our Credit Facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

On December 23, 2015, in connection with the Stauber acquisition described more fully in Note 3 to the condensed consolidated financial statements, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Term Loan facility requires mandatory quarterly repayments as outlined in Note 7 to the condensed consolidated financial statements, with the balance due at maturity. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all of our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At December 23, 2015, the effective interest rate on our borrowings was 1.9%.
We used $131.0 million of the proceeds from the Credit Facility to fund our acquisition of Stauber. As of December 27, 2015, we had $34.0 million remaining available under the Credit Facility, which may be used for working capital, capital expenditures, restricted payments and acquisitions permitted under the credit agreement, and other general corporate purposes.
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is 0.25% to 0.3%, depending on our leverage ratio.
Debt issuance costs of $0.7 million paid to lenders are reflected as a reduction of long-term debt and will be amortized as interest expense over the term of the credit facility.
Commencing with the fiscal year ending April 3, 2016, the Credit Agreement will require us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We will be permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof.
The Credit Agreement contains customary events of default, including failure to make payments under the Term Loan Facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness, failure by us to pay or discharge material judgments, bankruptcy, and change of control. The occurrence of an event of default would permit the lenders to terminate their commitments and accelerate loans under the Credit Facility.

Critical Accounting Policies
Our significant accounting policies are set forth in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2015. The accounting policies used in preparing our interim fiscal 2016 condensed consolidated financial statements are the same as those described in our Annual Report. In addition, due to the significance of the estimates, existing assumptions and judgments associated with the acquisition of Stauber, we are providing the following discussion of our critical accounting policy for business acquisitions.
Business Acquisitions
We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Accordingly, for significant items, we typically obtain assistance from a third-party valuation expert.
There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed in a business combination. For intangible assets, we normally utilize one or more forms of the “income method.” This method starts with a forecast of all of the expected future net cash flows attributable to the subject intangible asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method (or other methods) include the projected future cash flows (including timing) and the discount rate reflecting the risks inherent in the future cash flows.
Estimating the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives, influenced by the nature of the asset, competitive environment, and rate of change in the industry. Certain assets may even be considered to have indefinite useful lives. All of these judgments and estimates can significantly impact the determination of the amortization period of the intangible asset, and thus net income.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 27, 2015, our investment portfolio included $3.1 million of certificates of deposit and municipal bonds classified as fixed income securities and cash and cash equivalents of $20.8 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until maturity. Consequently, we do not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.
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

As of December 27, 2015, we had $131.0 million in outstanding borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. As a result of the foregoing, changes in interest rates can impact our results of operations and cash flows.

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

We acquired Stauber Performance Ingredients on December 23, 2015. In the conduct of our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting for the period ended December 27, 2015, we have excluded total assets of $189.2 million related to Stauber that are included in our condensed consolidated balance sheet as of December 27, 2015. We must include Stauber in the conduct of our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting no later than the third quarter of fiscal 2017.
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.
During the end of the third fiscal quarter and the beginning of the fourth fiscal quarter, we were named as a defendant in several civil antitrust class action lawsuits filed in the federal District Court in Minnesota.  These cases appear to have arisen out of a series of recent federal criminal and civil lawsuits in New Jersey alleging price fixing or bid rigging among manufacturers of aluminum sulfate, or alum.  The lawsuits erroneously alleged that Hawkins manufactures alum even though we are only a distributor.  Accordingly, after working with the attorneys for the plaintiffs in the various lawsuits, we were dismissed as a defendant in each of the lawsuits in February 2016.

ITEM 1A.    RISK FACTORS
The following risk factors are added to the risk factors set forth in the Company’s Form 10-K for the fiscal year ended March 29, 2015, as amended.

Our food and nutritional products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of such products.

The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our food and nutritional products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the Food and Drug Administration (the “FDA”) and the Federal Trade Commission (the “FTC”), and we are also subject to similar regulators in other countries. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

•	requirements for the reformulation of certain or all products to meet new standards,

•	the recall or discontinuance of certain or all products,

•	additional record-keeping requirements,

•	expanded documentation of the properties of certain or all products,

•	expanded or different labeling,

•	adverse event tracking and reporting, and

•	additional scientific substantiation.

In particular, the FDA’s current good manufacturing practices (“GMPs”) describe policies and procedures designed to ensure that nutraceuticals and dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled and cover the manufacturing, packaging, labeling and storing of supplements, with requirements for quality control, design and construction of manufacturing plants, testing of ingredients and final products, record keeping, and complaints processes. Those who manufacture, package or store dietary supplements must comply with current GMPs. If we or our suppliers fail to comply with current GMP procedures, the FDA may take enforcement action against us or our suppliers.

Any or all of the potential negative consequences described above could have a material adverse effect on us or substantially increase the cost of doing business in this area. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

Our food and nutritional business is highly dependent upon consumers’ perception of the safety and quality of our products, our customers’ products as well as similar products distributed by other companies, and adverse publicity and negative public perception regarding particular ingredients or products or the nutraceuticals industry in general could limit our ability to increase revenue and grow that portion of our business.

Decisions about purchasing made by consumers of our products that contain our ingredients may be affected by adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of products that contain our ingredients as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

We entered into a credit facility, and failure to comply with the covenants thereunder may have a material adverse effect.

In December 2015, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association and other lenders from time to time party thereto (collectively, the “Lenders”), which provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of (i) a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and (ii) a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $8.0 million swingline subfacility. Loans under the Term Loan Facility will be repaid in quarterly installments on the last day of each fiscal quarter, with $5.0 million to be paid in year one, $7.5 million to be paid in year two, and $10.0 million to be paid in years three through five. The remaining outstanding balance will be repaid in full after five years.

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Credit Facility, we will be in default. We are also required to comply with several financial covenants under the Credit Agreement. Our ability to comply with such financial covenants may be affected by events beyond our control, which could result in a default under the Credit Agreement; such default may have a material adverse effect on our business, financial condition, operating results or cash flows.

The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on its assets or rate management transactions, subject to certain limitations. These restrictions may adversely affect our business.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not sell or repurchase any shares of our common stock during the third quarter of fiscal 2016. As of December 27, 2015, the maximum number of shares available to be repurchased under the share repurchase program was 112,546.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6.        EXHIBITS-

Exhibit	Description
2.1	Stock Purchase Agreement, dated November 23, 2015, by and among the Company, SPH Holdings, Inc., the stockholders of SPH Holdings, Inc. listed therein, and ICV Manager, LLC. (1)
3.1	Amended and Restated Articles of Incorporation. (2)
3.2	Amended and Restated By-Laws. (3)
10.1	Commitment Letter, dated November 23, 2015, by and among the Company, U.S.Bank National Association, and JP Morgan Chase Bank, N.A. (4)
10.2	Credit Agreement dated as of December 23, 2015 among the Company, U.S. Bank National Association, and certain financial institutions. (5)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 27, 2015 filed with the SEC on February 5, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at December 27, 2015 and March 29, 2015, (ii) the Condensed Consolidated Statements of Income for the Three and Nine Months Ended December 27, 2015 and December 28, 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 27, 2015 and December 28, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 27, 2015 and December 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K dated November 23, 2015.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010 (File no. 000-07647).

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009 (File no. 000-07647).

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 23, 2015

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Kathleen P. Pepski
Kathleen P. Pepski
Vice President, Chief Financial Officer, and Treasurer
(On behalf of the registrant and as principal financial officer)
Dated: February 5, 2016

Exhibit Index

Exhibit	Description	Method of Filing
2.1	Stock Purchase Agreement, dated November 23, 2015, by and among the Company, SPH Holdings, Inc., the stockholders of SPH Holdings, Inc. listed therein, and ICV Manager, LLC.	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation.	Incorporated by Reference
3.2	Amended and Restated By-Laws.	Incorporated by Reference
10.1	Commitment Letter, dated November 23, 2015, by and among the Company, U.S.Bank National Association, and JP Morgan Chase Bank, N.A.	Incorporated by Reference
10.2	Credit Agreement dated as of December 23, 2015 among the Company, U.S. Bank National Association, and certain financial institutions.	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 27, 2015 filed with the SEC on February 5, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at December 27, 2015 and March 29, 2015, (ii) the Condensed Consolidated Statements of Income for the Three and Nine Months Ended December 27, 2015 and December 28, 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 27, 2015 and December 28, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 27, 2015 and December 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically