Form 10-K
period 2016-04-03
HAWKINS INC
filed 2016-06-03
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 27, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $361.3 million based upon the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 27, 2016, the Registrant had 10,556,625 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the annual meeting of shareholders to be held August 4, 2016, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2017” means our fiscal year ending April 2, 2107, “fiscal 2016” means our fiscal year ended April 3, 2016, “fiscal 2015” means our fiscal year ended March 29, 2015, and “fiscal 2014” means our fiscal year ended March 30, 2014.

2

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended April 3, 2016

3

PART I

ITEM 1. BUSINESS

Hawkins, Inc. distributes, blends and manufactures chemicals and specialty ingredients for our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained our strong customer focus and have expanded our business by increasing our sales of value-added chemical products and specialty ingredients, including manufacturing, blending and repackaging certain products. We believe that we create value for our customers through superb service and support, quality products, personalized applications and trustworthy, creative employees.

We currently conduct our business in three segments: Industrial, Water Treatment, and Health and Nutrition. Our Health and Nutrition segment was established as a result of our acquisition of Stauber Performance Ingredients (“Stauber”) in December 2015. Financial information regarding these segments is reported in Items 7 and 8 of this Annual Report on Form 10-K.

Industrial Segment.  Our Industrial Group specializes in providing industrial chemicals, products and services to industries such as agriculture, chemical processing, electronics, energy, food, pharmaceutical, plating and power generation. This group’s principal products are acids, alkalis and industrial and food-grade salts.

The Industrial Group:

•	Receives, stores and distributes various chemicals in bulk quantities, including liquid caustic soda, sulfuric acid, hydrochloric acid, phosphoric acid, potassium hydroxide and aqua ammonia;

•	Manufactures sodium hypochlorite (bleach), agricultural products and certain food-grade products, including liquid phosphates, lactates and other blended products;

•	Repackages water treatment chemicals for our Water Treatment Group and bulk industrial chemicals to sell in smaller quantities to our customers;

•	Performs custom blending of chemicals according to customer formulas and specifications; and

•	Performs contract and private label bleach packaging.

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

Water Treatment Segment.  Our Water Treatment Group specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

The group utilizes delivery routes operated by our employees who typically serve as route driver, salesperson and trained technician to deliver our products and diagnose our customers’ water treatment needs. We believe that the high level of service provided by these individuals allows us to serve as the trusted water treatment expert for many of the municipalities and other customers that we serve. We also believe that there are significant synergies between our Water Treatment and Industrial Groups in that we are able to obtain a competitive cost position on many of the chemicals sold by the Water Treatment Group due to the volumes of these chemicals purchased by our Industrial Group.  In addition, our Industrial and Water Treatment groups share certain of our facilities, which leverage fixed costs across both groups.

The group operates out of warehouses in 29 cities supplying products and services to customers primarily in Arkansas, Florida, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Wisconsin and Wyoming. We entered the Florida market in fiscal 2015 through our acquisition of substantially all the assets of The Dumont Company, Inc. (“Dumont”), with seven operating locations. In addition, we added two new branches in fiscal 2016 and one new branch in fiscal 2014. We expect to continue to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

Health and Nutrition Segment. We established the Health and Nutrition segment of our business in December 2015 through our acquisition of Stauber. Our Health and Nutrition Group specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food and health and wellness products. This group offers a diverse product portfolio including minerals, botanicals and herbs, vitamins and amino acids, excipients, joint products, sweeteners and enzymes.

The Health and Nutrition Group relies on a specially trained sales and product development staff that works directly with customers on their specific needs. The group’s extensive product portfolio combined with value-added services, including product formulation, sourcing and distribution, processing and blending and quality control and compliance, positions this group as a one-stop ingredient solutions provider to its customers. The group operates out of facilities in California and New York and its products are sold nationally and, in certain cases, internationally.

Raw Materials.  We have numerous suppliers, including many of the major chemical producers in the United States. We source our health and nutrition ingredients from a wide array of domestic and international vendors. We typically have written distributorship agreements or supply contracts with our chemical suppliers that are periodically renewed. We believe that most of the products we purchase can be obtained from alternative sources should existing relationships be terminated. We are dependent upon the availability of our raw materials. While we believe that we have adequate sources of supply for our raw material and product requirements, we cannot be sure that supplies will be consistently available in the future. In the event that certain raw materials become generally unavailable, suppliers may extend lead times or limit or cut off the supply of materials to us. As a result, we may not be able to supply or manufacture products for our customers.

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

Customer Concentration.  In fiscal 2016, none of our customers accounted for 10% or more of our total sales. Sales to our largest customer represented approximately 5% of our total sales in fiscal 2016, 6% of our total sales in fiscal 2015 and 7% of our total sales in fiscal 2014. Aggregate sales to our five largest customers, all of which are in our Industrial segment, represented approximately 14% of our total sales in fiscal 2016, 18% of our total sales in fiscal 2015 and 21% of our total sales in fiscal 2014. No other customer represented more than 2% of our total sales in fiscal 2016. The loss of any of our largest customers, or a substantial portion of their business, could have a material adverse effect on our results of operations.

Competition.  We operate in a competitive industry and compete with many producers, distributors and sales agents offering products equivalent to substantially all of the products we offer. Many of our competitors are larger than we are and may have greater financial resources, although no one competitor is dominant in the markets we serve. We compete by offering quality products at competitive prices coupled with outstanding customer service and value-added services or product formulation where needed. Because of our long-standing relationships with many of our suppliers, we are often able to leverage those relationships to obtain products when supplies are scarce or to obtain competitive pricing.

Geographic Information.  Substantially all of our revenues are generated by sales to customers within, and long-lived assets are located in, the United States. Just slightly more than 1% of our total revenues were from sales to customers outside of the U.S. in fiscal 2016, and less than 1% of our revenues were from sales to customers outside of the U.S. in both fiscal 2015 and fiscal 2014.

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

Employees.  We had 636 employees as of April 3, 2016, including 60 covered by collective bargaining agreements.

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

We operate in a highly competitive industry and compete with producers, manufacturers, distributors and sales agents offering products equivalent to substantially all of the products we offer. Competition is based on several key criteria, including product price, product performance, product quality, product availability and security of supply, breadth of product offerings, geographic reach, responsiveness of product development in cooperation with customers, technical expertise and customer service. Many of our competitors are larger than we are and may have greater financial resources, more product offerings and a greater geographic reach. As a result, these competitors may be able to offer a broader array of products to a larger geographic area and may be better able than us to withstand changes in conditions within our industry, changes in the prices and availability of raw materials, changes in general economic conditions and be able to introduce innovative products that reduce demand for or the profit of our products. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability is dependent upon our ability to offset competitive decreases in the prices and margins of our products by improving production efficiency, investing in infrastructure to reduce freight costs, identifying and selling higher margin products, providing higher levels of technical expertise and customer service, and improving existing products through innovation and research and development. If we are unable to maintain our profitability or competitive position, we could lose market share to our competitors and experience reduced profitability.

Fluctuations in the prices and availability of our raw materials, which may be cyclical in nature, could have a material adverse effect on our operations and the margins we receive on sales of our products.

We experience regular and recurring fluctuations in the pricing of our raw materials. Those fluctuations can be significant and occur rapidly. The cyclicality of commodity markets, such as caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity. We cannot predict whether the markets for our raw materials will favorably impact or negatively impact the margins we can realize.

Our principal chemical raw materials are generally purchased under supply contracts. The prices we pay under these contracts generally lag the market prices of the underlying raw material and the cost of inventory we have on hand, particularly inventories of our bulk commodity chemicals where we have significant volumes stored at our facilities, generally will lag the current market pricing of such inventory. The pricing within our supply contracts generally adjusts quarterly or monthly. While we attempt to maintain competitive pricing and stable margin dollars, the potential variance in our cost of inventory from the current market pricing can cause significant volatility in our margins realized. In periods of rapidly increasing market prices, our inventory cost position will tend to be favorable, possibly by material amounts, which may positively impact our margins. Conversely, in periods of rapidly decreasing market prices, our inventory cost position will tend to be unfavorable, possibly by material amounts, which may negatively impact our margins. We do not engage in futures or other derivatives contracts to hedge against fluctuations in future prices. We may enter into sales contracts where the selling prices for our products are fixed for a period of time, exposing us to volatility in raw materials prices that we acquire on a spot market or short-term contractual basis. We attempt to pass commodity pricing changes to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins.

We are also dependent upon the availability of our raw materials. In the event that raw materials are in short supply or unavailable, raw material suppliers may extend lead times or limit or cut off supplies. As a result, we may not be able to supply or manufacture products for some or all of our customers. Constraints on the supply or delivery of critical raw materials could disrupt our operations and adversely affect the performance of our businesses.

Demand for our products is affected by general economic conditions and by the cyclical nature of many of the industries we serve, which could cause significant fluctuations in our sales volumes and results.

Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers could have a material adverse effect on our businesses. Although we sell to areas traditionally considered non-cyclical, such as water treatment, food products and health and nutritional ingredients, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing and energy industries which include the ethanol and agriculture industries. Downturns in these industries could adversely affect our sales and our financial results by affecting demand for and pricing of our products.

Changes in our customers’ needs or failure of our products to meet customers’ specifications could adversely affect our sales and profitability.

Our products are used for a broad range of applications by our customers. Changes in our customers’ product needs or processes may enable our customers to reduce or eliminate consumption of the products that we provide. Customers may also find alternative materials or processes that no longer require our products. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use.

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

Our business is subject to hazards common to chemical manufacturing, blending, storage, handling and transportation, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, traffic accidents involving our delivery vehicles, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination. In addition, the occurrence of material operating problems at any of our facilities due to any of these hazards may make it impossible for us to make sales to our customers and may result in a negative public or political reaction. Many of our facilities are near significant residential populations which increases the risk of negative public or political reaction should an environmental issue occur and could lead to adverse zoning or other regulatory actions that could limit our ability to operate our business in those locations. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

We are highly dependent upon transportation infrastructure to ship and receive our products and delays in these shipments could adversely affect our results of operations.
Although we maintain a number of owned trucks and trailers, we rely heavily upon transportation provided by third parties (including common carriers, barge companies, rail companies and trans-ocean cargo companies) to deliver products to us and to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner, or at all, in certain circumstances, or at economically attractive rates. Disruptions in transportation are common, are often out of our control, and can happen suddenly and without warning.  Rail limitations, such as limitations in rail capacity, availability of railcars and adverse weather conditions have disrupted or delayed rail shipments in the past and we expect they will continue into the future.  Barge shipments are delayed or impossible under certain circumstances, including during times of high or low water levels, when waterways are frozen and when locks and dams are inoperable.  Truck transportation has been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment, and limitations on drivers’ hours of service, and we expect these conditions will continue into the future. The volumes handled by, and operating challenges at, ocean ports has been volatile and can delay the receipt of goods, or cause the cost of shipping goods to be more expensive. Our failure to ship or receive products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.
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

In addition, we operate a fleet of more than 150 vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the U.S. Department of Transportation (“DOT”). The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could severely restrict or otherwise impact our operations, which could have a material adverse effect on our operations as a whole, including our results of operations and cash flows.

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

Our food, pharmaceutical and nutritional products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of such products.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our food, pharmaceutical and nutritional products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the Food and Drug Administration (the “FDA”), the United States Department of Agriculture and the Federal Trade Commission, and we are also subject to similar regulators in other countries. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

•	requirements for the reformulation of certain or all products to meet new standards,

•	the recall or discontinuance of certain or all products,

•	additional record-keeping requirements,

•	expanded documentation of the properties of certain or all products,

•	expanded or different labeling,

•	adverse event tracking and reporting, and

•	additional scientific substantiation.

In particular, the FDA’s current good manufacturing practices (“GMPs”) describe policies and procedures designed to ensure that nutraceuticals, pharmaceuticals and dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled and cover the manufacturing, packaging, labeling and storing of supplements, with requirements for quality control, design and construction of manufacturing plants, testing of ingredients and final products, record keeping, and complaints processes. Those who manufacture, package or store dietary supplements must comply with current GMPs. If we or our suppliers fail to comply with current GMP procedures, the FDA may take enforcement action against us or our suppliers.

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

Our businesses expose us to potential product liability claims and recalls, which could adversely affect our financial condition and performance.
The repackaging, blending, mixing and distribution of products by us, including chemical products and products used in food or food ingredients or with medical, pharmaceutical or nutritional supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity, including, without limitation, claims for exposure to our products, spills or escape of our products, personal injuries, food-related claims and property damage or environmental claims. A product liability claim, judgment or recall against our customers could also result in substantial and unexpected expenditures for us, affect consumer confidence in our products and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that the type or level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our business, financial condition and results of operations.

Demand for our food and nutritional products is highly dependent upon consumers’ perception of the safety and quality of our products, our customers’ products as well as similar products distributed by other companies, and adverse publicity and negative public perception regarding particular ingredients or products or the nutraceuticals industry in general could limit our ability to increase revenue and grow that portion of our business.

Purchasing decisions made by consumers of products that contain our ingredients may be affected by adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of products that contain our ingredients as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

Our businesses, particularly that of our Water Treatment Group and our agricultural product sales within our Industrial Group, are subject to seasonality and weather conditions, which could adversely affect our results of operations.

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

We maintain property, business interruption and casualty insurance, but such insurance may not cover all risks associated with the hazards of our businesses and is subject to limitations, including deductibles and limits on the liabilities covered. We may incur losses beyond the limits or outside the coverage of our insurance policies, including liabilities for environmental remediation and product liability. In addition, from time to time, various types of insurance for companies in the chemical or food and nutritional products industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

We entered into a credit facility, and failure to comply with the covenants thereunder may have a material adverse effect.

In December 2015, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association and other lenders from time to time party thereto (collectively, the “Lenders”), which provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of (i) a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and (ii) a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $8.0 million swingline subfacility. Loans under the Term Loan

Facility will be repaid in quarterly installments on the last day of each fiscal quarter, with $5.0 million to be paid in year one, $7.5 million to be paid in year two, and $10.0 million to be paid in years three through five. The remaining outstanding balance on these credit facilities will be repaid in full after five years.

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

Impairment to the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment testing is at the reporting unit level. We perform an analysis of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If that qualitative analysis indicates that an impairment may exist, then we would calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. An adverse change in these factors may have a significant impact on the recoverability of the net assets recorded, and the resulting impairment charge could have a material adverse effect on our financial condition and consolidated results of operations.

We evaluate the useful lives of our intangible assets to determine if they are definite- or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), and the expected lives of other related groups of assets.

We cannot accurately predict the amount and timing of any impairment of goodwill and other intangible assets. Should the value of these assets become impaired, there could be a material adverse effect on our financial condition and consolidated results of operations.

If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse impact on our businesses.

Because of the specialized and technical nature of our businesses, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical and support personnel. The unanticipated departure of key members of our management team could have an adverse impact on our business.

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

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. The risks associated with the integration of acquisitions include potential disruption of our ongoing businesses and distraction of management, unforeseen claims, liabilities, adjustments, charges and write-offs, difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations, and challenges arising from the increased scope, geographic diversity and complexity of the expanded operations.

Our businesses are subject to risks stemming from natural disasters or other extraordinary events outside of our control, which could interrupt our production and adversely affect our results of operations.

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our businesses. Since 1963, flooding of the Mississippi River has required the Company’s terminal operations to be temporarily shifted out of its buildings seven times, including three times since the spring of 2010. We can give no assurance that flooding or other natural disasters will not recur or that there will not be material damage or interruption to our operations in the future from such disasters.

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

We lease the land where our three main terminals are located and where another significant manufacturing plant is located. We do not have guaranteed lease renewal options and may not be able to renew our leases in the future. Our current lease renewal periods extend out to 2018, 2023, 2029 and 2034. We are currently in negotiations to extend the lease expiring in 2018 for a period of 15 years. The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. The fourth lease provides that we turn any property remaining on the land over to the lessor for them to maintain or remove at their expense. The cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

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

Group	Location	Approx. Square Feet
Industrial	Camanche, IA	95,000
	Centralia, IL (1)	77,000
	Dupo, IL (2)	64,000
	Minneapolis, MN (3)	9,000
	St. Paul, MN (4)	32,000
	Rosemount, MN (5)	63,000
	St Louis, MO	6,000
Water Treatment	Ft. Smith, AR (6)	17,000
	Apopka, FL (6)	32,100
	Big Pine Key, FL (6)	4,200
	Hollywood, FL (6)	5,400
	LaBelle, FL (6)	8,200
	Monticello, FL (6)	5,000
	Starke, FL (6)	4,000
	Webster, FL (6)	6,500
	Swainsboro, GA	57,000
	Eldridge, IA	6,000
	Slater, IA	12,000
	Centralia, IL	39,000
	Havana, IL	16,000
	Peotone, IL (6)	18,000
	Muncie, IN	12,000
	Garnett, KS	18,000
	Frankfort, KY	20,000
	Columbia, MO (6)	14,000
	Billings, MT	9,000
	Fargo, ND	20,000
	Washburn, ND	14,000
	Lincoln, NE (6)	16,000
	Tulsa, OK	7,300
	Sioux Falls, SD	27,000
	Rapid City, SD	9,000
	Fond du Lac, WI	24,000
	Superior, WI	17,000
Industrial and Water Treatment	St. Paul, MN (7)	59,000
	Memphis, TN	41,000
Health and Nutrition	Fullerton, CA (8)	55,800
	Florida, NY (9)	107,000

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

(4)
Our terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, outside storage tanks for the storage of liquid bulk chemicals, including caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota. One of the applicable leases runs through 2034, while the other one runs through 2018. We are in negotiations to extend the lease that runs through 2018 lease for a period of 15-20 years.

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

(8)	This is a leased facility comprising administrative offices and a distribution facility. The lease runs through January 2021.

(9)	This is comprised of a 79,000 square foot manufacturing plant which sits on approximately 16 acres, as well as a leased 28,000 square foot warehouse located in close proximity.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low
Fiscal 2016
4th Quarter	$37.63	$30.53
3rd Quarter	43.17	34.74
2nd Quarter	44.00	33.94
1st Quarter	43.75	37.45
Fiscal 2015
4th Quarter	$44.30	$36.93
3rd Quarter	45.13	33.22
2nd Quarter	38.00	34.00
1st Quarter	37.75	32.98

Cash Dividends	Declared	Paid
Fiscal 2017
1st Quarter	—	$0.40
Fiscal 2016
4th Quarter	$0.40	—
3rd Quarter	—	$0.40
2nd Quarter	$0.40	—
1st Quarter	—	$0.38
Fiscal 2015
4th Quarter	$0.38	—
3rd Quarter	—	$0.38
2nd Quarter	$0.38	—
1st Quarter	—	$0.36

Our common shares are traded on The NASDAQ Global Market under the symbol “HWKN.” The price information represents sales prices as reported by The NASDAQ Global Market. As of May 27, 2016, shares of our common stock were held by approximately 442 shareholders of record.

We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our consolidated results of operations, financial position, cash flows and other factors, and are subject to approval by our Board of Directors.

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not sell or purchase any shares of our common stock during the fourth quarter of fiscal 2016. As of April 3, 2016, the maximum number of shares available to be repurchased under the share repurchase program was 112,546.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock, the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the S&P Small Cap 600 Index on April 3, 2011, and reinvestment of all dividends.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the Company is presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K. Total assets shown below are for the Company’s total operations.

	Fiscal Years
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Sales	$413,976	$364,023	$348,263	$350,387	$343,834
Gross profit	80,257	65,791	61,600	56,936	65,868
Net Income (1)	18,143	19,214	18,094	17,108	21,628
Basic earnings per common share	1.72	1.82	1.72	1.64	2.09
Diluted earnings per common share	1.72	1.81	1.71	1.62	2.08
Cash dividends declared per common share	0.80	0.76	0.72	0.68	0.64
Cash dividends paid per common share	0.78	0.74	0.70	0.66	0.62
Total assets	$436,491	$248,462	$237,193	$222,148	$204,081

(1) - The reported numbers for fiscals 2013 and 2012 are income from continuing operations.

We acquired Stauber Performance Ingredients in December 2015, and we acquired substantially all the assets of Davis Supply, Inc. in the third quarter of fiscal 2016 and The Dumont Company, Inc. in the third quarter of fiscal 2015. The results of these operations since the acquisition dates are included in our consolidated results of operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2016, 2015 and 2014. Fiscal 2016 was a 53-week year, whereas fiscal 2015 and 2014 were 52-week years. This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Overview

We derive substantially all of our revenues from the sale of chemicals and specialty ingredients to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added chemical products and specialty ingredients, including manufacturing, blending and repackaging certain products.

Recent Acquisitions and Business Expansion

On December 23, 2015, we acquired Stauber Performance Ingredients (“Stauber”) for $157.0 million on a cash-free, debt-free basis, subject to a customary working capital adjustment. The total consideration for the acquisition was $158.2 million ($156.7 million net of cash acquired). We paid $156.0 million in cash at closing and paid an additional $2.2 million in early fiscal 2017 based upon closing cash, debt and working capital balances. The purchase was funded with $131.0 million of proceeds from the credit facility described more fully in Note 6 to the consolidated financial statements as well as cash on hand. Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to the nutritional, food, pharmaceutical, cosmetic and pet care industries. The acquisition expands our portfolio of value-added specialty products within new markets. Stauber had revenues of approximately $118.0 million for the twelve months ended December 23, 2015. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are included in our newly formed Health and Nutrition operating segment, starting with our results for the fourth quarter of fiscal 2016. Direct costs of $3.3 million related to this acquisition, consisting mainly of professional and consulting fees, were expensed as incurred during the fiscal year, and are classified as selling, general and administrative expenses in our consolidated statement of income.

On September 18, 2015, we acquired substantially all of the assets of Davis Supply, Inc. (“Davis”) under the terms of an asset purchase agreement with Davis and its shareholders. We paid $4.5 million cash at closing, using available cash on hand to fund the acquisition. Davis was a water treatment chemical distribution company operating in Florida with revenues of approximately $5 million in calendar year 2014. We integrated this business into our existing Florida locations. The results of operations after the date of acquisition and the acquired assets are included in our Water Treatment Segment.

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

In the third quarter of fiscal 2014, we acquired substantially all the assets of Advance Chemical Solutions, Inc. (“ACS”). We paid $2.9 million in cash, including $0.5 million of contingent consideration based on the achievement of certain financial performance targets. ACS had revenues of approximately $4.0 million for the 12 months ended September 30, 2013. The results of its operations since the acquisition date are included in our Water Treatment segment.

In addition to the acquisitions discussed above, we opened two new branches for our Water Treatment Group in fiscal 2016. We expect to continue to invest in existing and new branches to expand our Water Treatment Group’s geographic coverage. The cost of any one of these expansion branches is not expected to be material. In addition, over the past two years, we have proactively added route sales and other support personnel to Water Treatment Group branch offices within our existing geographic coverage area. While these additions will add costs in the near term, we expect these investments to better position us for future growth.

New Operating Segment

In connection with the Stauber acquisition in fiscal 2016, we established our Health and Nutrition operating segment. This segment specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food and health and wellness products. This group offers a diverse product portfolio including minerals, botanicals and herbs, vitamins and amino acids, excipients, joint products, sweeteners and enzymes.

Because this is a new operating segment for us, there is no comparison to the prior year in the year-over-year discussions below.

Share Repurchase Program

In fiscal 2015, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During fiscal 2016 we repurchased 127,852 shares of common stock with an aggregate purchase price of $4.8 million, and during fiscal 2015 we repurchased 59,602 shares of common stock with an aggregate purchase price of $2.2 million. The remaining balance of shares available to be purchased under the current share repurchase program is 112,546 shares.

Financial Overview

An overview of our financial performance in fiscal 2016 is provided below:

•	Sales of $414.0 million, a 13.7% increase from fiscal 2015;

•	Gross profit of $80.3 million, an increase of $14.5 million, or 22.0%, from fiscal 2015; and

•	Net cash provided by operating activities of $36.3 million.

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

We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Our LIFO reserve decreased by $1.4 million in fiscal 2016 due to a decrease in certain inventory volumes on hand, along with lower commodity prices, resulting in an increase to our reported gross profit for the year. Our LIFO reserve increased by $0.4 million in fiscal 2015 due to an increase in inventory volumes on hand, resulting in a decrease to our reported gross profit for the year.

We disclose the sales of our bulk commodity products as a percentage of total sales dollars for our Industrial and Water Treatment segments. Our definition of bulk commodity products includes products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities. We review our sales reporting on a periodic basis to ensure we are including all products that meet this definition. The disclosures in this document referring to sales of bulk commodity products have been updated for all periods presented based on the most recent review.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Sales	100.0%	100.0%	100.0%
Cost of sales	(80.6)%	(81.9)%	(82.3)%
Gross profit	19.4%	18.1%	17.7%
Selling, general and administrative expenses	(11.9)%	(9.7)%	(9.6)%
Operating income	7.5%	8.4%	8.1%
Interest (expense) income, net	(0.2)%	—%	—%
Income before income taxes	7.3%	8.4%	8.1%
Income tax provision	(3.0)%	(3.1)%	(2.9)%
Net income	4.4%	5.3%	5.2%

Fiscal 2016 Compared to Fiscal 2015

Sales

Sales increased $50.0 million, or 13.7%, to $414.0 million for fiscal 2016, as compared to sales of $364.0 million for fiscal 2015. Our newly-established Health and Nutrition segment accounted for $33.9 million of the year-over-year increase and water treatment locations acquired in fiscal 2015 and 2016 accounted for $12.6 million of the increase.

Industrial Segment.  Industrial segment sales increased $2.7 million, or 1.1%, to $251.7 million for fiscal 2016. Sales of bulk commodity products in the Industrial segment were approximately 20% of sales in fiscal 2016 compared to 23% in fiscal 2015. An overall increase in sales volumes, driven in part by the 53rd week in fiscal 2016, along with a shift in product mix to more sales of products that carry higher per-unit selling prices, more than offset the impact of lower selling prices due to lower product costs and lower volumes sold on certain bulk commodity products.

Water Treatment Segment.  Water Treatment segment sales increased $13.4 million, or 11.6%, to $128.3 million for fiscal 2016. Sales of bulk commodity products in the Water Treatment segment were approximately 16% of sales in fiscal 2016 compared to 19% in fiscal 2015. Our locations acquired in fiscal 2015 and 2016 accounted for $12.6 million of the total increase in sales. Also contributing to the year-over-year increase was an overall increase in sales volumes at our other locations, driven by the 53rd week in fiscal 2016, and higher sales volumes of specialty products, partially offset by lower volumes sold and lower selling prices on certain bulk commodity products.

Health and Nutrition Segment. Sales for our newly established Health and Nutrition segment were $33.9 million for the fourth quarter and full year of fiscal 2016.

Gross Profit

Gross profit was $80.3 million, or 19.4% of sales, for fiscal 2016, an increase of $14.5 million from $65.8 million, or 18.1% of sales, for fiscal 2015. Our newly established Health and Nutrition segment accounted for $6.8 million of the increase, including an estimated $0.5 million related to the 53rd week in fiscal 2016. Including the Health and Nutrition segment, we estimate the total gross profit impact of the 53rd week to be approximately $2.1 million of additional gross profit for the year. The LIFO method of valuing inventory increased gross profit by $1.4 million for fiscal 2016, while it decreased gross profit by $0.4 million for fiscal 2015.

Industrial Segment.  Gross profit for the Industrial segment was $38.0 million, or 15.1% of sales, for fiscal 2016, an increase of $4.3 million from $33.6 million, or 13.5% of sales, for fiscal 2015. We estimate the gross profit impact of the 53rd week in the Industrial segment to be approximately $1.0 million of additional gross profit for the year. An increase in sales of specialized products that carry higher per-unit margins were partially offset by lower sales of bulk commodity products, which carry lower per-unit margins. The LIFO method of valuing inventory increased gross profit in our industrial segment by $1.0 million in fiscal 2016, while it decreased gross profit by $0.3 million in fiscal 2015.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $3.3 million to $35.5 million, or 27.6% of sales, for fiscal 2016, as compared to $32.2 million, or 28.0% of sales, for fiscal 2015. The increase in gross profit dollars was largely driven by profits from our locations acquired in fiscal 2015 and 2016. We estimate the gross profit impact of the 53rd week to be approximately $0.6 million of additional gross profit for the year. In addition, product margins at many of our other locations increased year over year on increased volumes, offset somewhat by increased operating expenses. The LIFO method of valuing inventory increased gross profit by $0.4 million in fiscal 2016, while it decreased gross profit by $0.1 million in fiscal 2015.

Health and Nutrition Segment. Gross profit for our newly established Health and Nutrition segment was $6.8 million for the fourth quarter and full year of fiscal 2016. We estimate the gross profit impact of the 53rd week to be approximately $0.5 million of additional gross profit for the year. Inventories in this segment are valued using the first-in, first-out (“FIFO”) method.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $13.7 million to $49.1 million, or 11.9% of sales, for fiscal 2016, as compared to $35.4 million, or 9.7% of sales, for fiscal 2015. Our newly established Health and Nutrition segment accounted for $7.7 million of the increase, including $3.3 million in non-recurring costs directly related to the acquisition and $0.3 million related to the 53rd week in fiscal 2016. SG&A expenses from our Water Treatment locations acquired in fiscal 2015 and 2016 accounted for $1.8 million of the increase. Other drivers of the remaining expense increase are the addition of sales personnel in both our Water Treatment and Industrial segments and added administrative positions to support our business growth needs, with an estimated $0.6 million of the increase attributable to the 53rd week in fiscal 2016.

Operating Income

Operating income was $31.2 million, or 7.5% of sales, for fiscal 2016, as compared to $30.4 million, or 8.4% of sales, for fiscal 2015. Operating income was negatively impacted by $3.3 million of non-recurring costs directly associated with the acquisition, which are included in our Health and Nutrition Segment. Operating income for the Industrial segment increased by $2.0 million as a result of the gross profit and SG&A changes discussed above. Operating income for the Water Treatment segment decreased $0.4 million, as increased SG&A expenses more than offset increases in gross profit as discussed above.

Interest (Expense) Income, Net

Interest expense increased by $0.8 million for fiscal 2016 due to the interest costs on the debt added in fiscal 2016 to partially fund the Stauber acquisition.

Income Tax Provision

Our effective income tax rate was 40.2% for fiscal 2016 compared to 36.9% for fiscal 2015. Our effective tax rate for fiscal 2016 was negatively impacted by income tax expense of approximately $0.5 million associated with $1.4 million of Stauber acquisition related expenditures which are not deductible for tax purposes and were recorded as discrete items during fiscal 2016. Our effective tax rate for 2016 was also negatively impacted by $0.2 million related to a preliminary audit finding by a state income tax jurisdiction covering multiple years. The effective tax rate is generally impacted by projected levels of taxable income, permanent items, and state taxes.

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

Selling, General and Administrative Expenses

SG&A expenses were $35.4 million, or 9.7% of sales, for fiscal 2015, as compared to $33.5 million, or 9.6% of sales, for fiscal 2014. The expenses increased in our Water Treatment segment, with $1.6 million of the increase due to our recently acquired Florida and Oklahoma locations, and the remainder of the increase driven by the addition of sales personnel in existing locations.

Operating Income

Operating income was $30.4 million, or 8.4% of sales, for fiscal 2015, as compared to $28.1 million, or 8.1% of sales, for fiscal 2014. Operating income for the Industrial segment increased by $1.6 million as a result of the gross profit increases discussed above. Operating income for the Water Treatment segment increased $0.8 million, as increased SG&A expenses partially offset increases in gross profit as discussed above.

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

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2016 was $36.3 million compared to $20.7 million in fiscal 2015 and $34.6 million in fiscal 2014. The increase in cash provided by operating activities was primarily due to the timing of inventory purchases. Our inventory levels on hand at the end of fiscal 2014 were unusually low, which resulted in significant cash expended to rebuild inventory levels in the first quarter of fiscal 2015. At the end of fiscal 2015, our inventory levels were higher and we did not experience as large of a cash outflow during the first quarter of fiscal 2016. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.

Cash used in investing activities was $151.4 million in fiscal 2016 compared to $26.4 million in fiscal 2015 and $23.1 million in fiscal 2014. We expended $159.0 million, net of cash acquired, to complete the Stauber and Davis acquisitions in fiscal 2016 compared to $10.1 million for the Dumont acquisition in 2015. Net cash of $31.7 million was provided by sales of investments during fiscal 2016 as we liquidated our investments to partially fund the Stauber acquisition. Capital expenditures were $24.2 million in fiscal 2016, $14.6 million in fiscal 2015 and $12.3 million in fiscal 2014. Capital expenditures in fiscal 2016 included $7.7 million related to facility improvements, replacement equipment, new and replacement containers and water treatment trucks, $6.4 million related to business expansion, inventory storage and process improvements, and $5.4 million related to a major upgrade to one of our terminal facilities. Total capital spending in fiscal 2017 is currently expected to be comparable to fiscal 2016.

Cash provided by financing activities was $116.4 million in fiscal 2016, as compared to cash used in financing activities of $9.1 million in fiscal 2015 and $6.7 million in fiscal 2014. Proceeds of $131.0 million were received in connection with the credit facility we entered into during the third quarter of fiscal 2016 to fund the Stauber acquisition. This was partially offset by cash used to fund dividends of $8.3 million and share repurchases of $4.8 million.

Cash and investments available-for-sale was $20.0 million at April 3, 2016, a decrease of $30.4 million as compared with March 29, 2015, due to the cash outflow related to the Stauber acquisition, capital expenditures, dividend payments, the share repurchase program and the Davis acquisition exceeding the cash flows generated from operations for fiscal 2016.

On December 23, 2015, in connection with the Stauber acquisition described more fully in Note 2 to the consolidated financial statements, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Term Loan facility requires mandatory quarterly repayments as outlined in Note 6 to the consolidated financial statements, with the balance due at maturity. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all of our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At April 3, 2016, the effective interest rate on our borrowings was approximately 1.9%.
We used $131.0 million of the proceeds from the Credit Facility to fund our acquisition of Stauber. As of April 3, 2016, we had $34.0 million remaining available under the Credit Facility, which may be used for working capital, capital expenditures, restricted payments and acquisitions permitted under the credit agreement, and other general corporate purposes.

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
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We will be permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of April 3, 2016, we were in compliance with all required covenants.
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

As part of our growth strategy, we have acquired businesses and may pursue acquisitions or other strategic relationships in the future that we believe will complement or expand our existing businesses or increase our customer base. We believe we could borrow additional funds under our current or new credit facilities or sell equity for strategic reasons or to further strengthen our financial position.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual Obligation	2017	2018	2019	2020	2021	More than 5 Years	Total
	(In thousands)
Senior secured term loan (1)	$5,625	$8,125	$10,000	$10,000	$65,000	$—	$98,750
Senior secured revolver (2)	$—	$—	$—	$—	$31,000	$—	$31,000
Operating lease obligations	$2,750	$2,553	$2,250	$2,059	$1,833	$3,596	$15,041
Pension withdrawal liability (3)	$467	$467	$467	$467	$467	$5,840	$8,175

(1)	Represents principal payments only. See Note 6 of our consolidated Financial Statements for further information.

(2)	Represents balance outstanding as of April 3, 2016, and assumes such amount remains outstanding until its maturity date. See Note 6 of our consolidated Financial Statements for further information.

(3)	This relates to our withdrawal from a multiemployer pension plan. Payments on this obligation began in fiscal 2014 and will continue through 2034.
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

LIFO Reserve - Certain of our inventories are valued at the lower of cost or market with cost being determined using the LIFO method. We may incur significant fluctuations in our LIFO reserve and, as a result, gross margins, due primarily to changes in the level of inventory on hand and the per-unit cost of large-volume components of our inventory. The prices for this inventory fluctuate depending on the balance between supply and demand. Management reviews the LIFO reserve on a quarterly basis. Inventories not valued used the LIFO method are valued at the lower of cost or market with cost being determined using the FIFO method.

Goodwill and Infinite-life Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. As of January 1, 2016, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a two-step goodwill impairment test for any reporting unit.
Business Acquisitions - We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income. Accordingly, for significant items, we typically obtain assistance from a third-party valuation expert.
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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our credit facility. A 25 basis point change in interest rates would potentially increase or decrease annual interest expense by approximately $0.3 million. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hawkins, Inc.:
We have audited the accompanying consolidated balance sheets of Hawkins, Inc. and subsidiaries (the Company) as of April 3, 2016 and March 29, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 3, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended April 3, 2016, listed in schedule II of this Form 10-K. We also have audited the Company’s internal control over financial reporting as of April 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawkins, Inc. and subsidiaries as of April 3, 2016, and March 29, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended April 3, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a while, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Hawkins, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management excluded from its assessment of the effectiveness of internal control over financial reporting as of April 3, 2016, Stauber Performance Ingredients, Inc’s internal control over financial reporting that comprise total assets of $204.7 million and net sales of $33.9 million included in the consolidated financial statements of Hawkins, Inc. and subsidiaries as of and for the year ended April 3, 2016. Our audit of internal control over financial reporting of Hawkins, Inc. also excluded an evaluation of the internal control over financial reporting of Stauber Performance Ingredients, Inc.

/s/ KPMG LLP
Minneapolis, Minnesota
June 2, 2016

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	April 3, 2016	March 29, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,014	$18,639
Investments available-for-sale	—	14,485
Trade receivables, less allowance for doubtful accounts of $602 for 2016 and $445 for 2015	59,271	40,355
Inventories	47,719	37,028
Income taxes receivable	6,062	732
Prepaid expenses and other current assets	4,222	3,101
Total current assets	137,288	114,340
PROPERTY, PLANT, AND EQUIPMENT:
Land	9,085	8,038
Buildings and improvements	84,391	73,095
Machinery and equipment	75,132	60,077
Transportation equipment	22,442	19,596
Office furniture and equipment including computer systems	13,798	11,966
	204,848	172,772
Less accumulated depreciation	88,527	79,042
Net property, plant, and equipment	116,321	93,730
OTHER ASSETS:
Goodwill	97,724	11,750
Intangible assets, less accumulated amortization of $6,370 for 2016 and $3,933 for 2015	82,934	11,154
Long-term investments	—	17,249
Other	2,224	239
Total other assets	182,882	40,392
Total assets	$436,491	$248,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$30,121	$20,083
Dividends payable	4,226	4,038
Accrued payroll and employee benefits	8,787	6,122
Current portion of long-term debt	5,489	—
Deferred income taxes	—	2,698
Due to sellers of acquired business	6,829	—
Container deposits	1,081	1,008
Other current liabilities	3,232	2,394
Total current liabilities	59,765	36,343
LONG-TERM DEBT, LESS CURRENT PORTION	123,616	—
PENSION WITHDRAWAL LIABILITY	6,282	6,589
OTHER LONG-TERM LIABILITIES	3,611	1,588
DEFERRED INCOME TAXES	42,242	9,978
Total liabilities	235,516	54,498
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,512,471 and 10,564,949 shares issued and outstanding for 2016 and 2015, respectively	526	528
Additional paid-in capital	48,189	50,901
Retained earnings	152,265	142,567
Accumulated other comprehensive loss	(5)	(32)
Total shareholders’ equity	200,975	193,964
Total liabilities and shareholders’ equity	$436,491	$248,462

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	April 3, 2016	March 29, 2015	March 30, 2014
Sales	$413,976	$364,023	$348,263
Cost of sales	(333,719)	(298,232)	(286,663)
Gross profit	80,257	65,791	61,600
Selling, general and administrative expenses	(49,086)	(35,375)	(33,510)
Operating income	31,171	30,416	28,090
Interest (expense) income, net	(805)	38	(29)
Income before income taxes	30,366	30,454	28,061
Income tax provision	(12,223)	(11,240)	(9,967)
Net income	$18,143	$19,214	$18,094

Weighted average number of shares outstanding-basic	10,524,730	10,568,582	10,544,467
Weighted average number of shares outstanding-diluted	10,578,042	10,633,554	10,599,755

Basic earnings per share	$1.72	$1.82	$1.72
Diluted earnings per share	$1.72	$1.81	$1.71

Cash dividends declared per common share	$0.80	$0.76	$0.72

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

(In thousands)
	April 3, 2016	March 29, 2015	March 30, 2014

Net income	$18,143	$19,214	$18,094
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	25	11	(47)
Unrealized gain on post-retirement liability	2	1	109
Total other comprehensive income	27	12	62
Total comprehensive income	$18,170	$19,226	$18,156

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2013	10,495,427	$525	$48,779	$120,974	$(106)	$170,172
Cash dividends declared				(7,641)		(7,641)
Share-based compensation expense			1,322			1,322
Tax benefit on share-based compensation plans			(214)			(214)
Vesting of restricted stock	41,906	2	(2)			—
Shares surrendered for payroll taxes	(12,480)	(1)	(484)			(485)
Stock options exercised	9,333	1	185			186
ESPP shares issued	28,214	1	916			917
Other comprehensive income, net of tax					62	62
Net income				18,094		18,094
BALANCE — March 30, 2014	10,562,400	$528	$50,502	$131,427	$(44)	$182,413
Cash dividends declared				(8,074)		(8,074)
Share-based compensation expense			1,631			1,631
Tax benefit on share-based compensation plans			92			92
Vesting of restricted stock	29,355	1	(1)			—
Shares surrendered for payroll taxes	(7,920)		(295)			(295)
Stock options exercised	9,333		186			186
ESPP shares issued	31,383	2	986			988
Shares repurchased	(59,602)	(3)	(2,200)			(2,203)
Other comprehensive income, net of tax					12	12
Net income				19,214		19,214
BALANCE — March 29, 2015	10,564,949	$528	$50,901	$142,567	$(32)	$193,964
Cash dividends declared				(8,445)		(8,445)
Share-based compensation expense			1,706			1,706
Tax benefit on share-based compensation plans			(1)			(1)
Vesting of restricted stock	60,658	3	(3)			—
Shares surrendered for payroll taxes	(18,834)	(1)	(698)			(699)
ESPP shares issued	33,550	2	1,079			1,081
Shares repurchased	(127,852)	(6)	(4,795)			(4,801)
Other comprehensive income, net of tax					27	27
Net income				18,143		18,143
BALANCE — April 3, 2016	10,512,471	$526	$48,189	$152,265	$(5)	$200,975

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 3, 2016	March 29, 2015	March 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,143	$19,214	$18,094
Reconciliation to cash flows:
Depreciation and amortization	15,511	13,015	12,605
Amortization of debt issuance costs	34	—	—
Loss on disposal of investments	104	—	—
Deferred income taxes	1,103	(418)	2,150
Share-based compensation expense	1,706	1,631	1,322
(Gain) loss from property disposals	(33)	45	111
Changes in operating accounts (using) providing cash, net of effects of acquisition:
Trade receivables	(2,950)	(1,051)	(1,698)
Inventories	(322)	(9,977)	2,122
Accounts payable	3,831	563	335
Accrued liabilities	192	(506)	141
Accrued interest	50	—	—
Income taxes	(701)	(2,177)	(2)
Other	(335)	325	(568)
Net cash provided by operating activities	36,333	20,664	34,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(24,183)	(14,552)	(12,261)
Purchases of investments	(6,091)	(15,303)	(25,161)
Sale and maturities of investments	37,763	13,280	16,612
Proceeds from property disposals	358	223	115
Acquisitions, net of cash acquired	(159,199)	(10,068)	(2,416)
Net cash used in investing activities	(151,352)	(26,420)	(23,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,257)	(7,859)	(7,410)
New shares issued	1,081	988	917
Stock options exercised	—	186	186
Excess tax benefit from share-based compensation	(1)	92	62
Shares surrendered for payroll taxes	(699)	(295)	(485)
Shares repurchased	(4,801)	(2,203)	—
Repayment of debt	(1,250)	—	—
Payments for debt issuance costs	(679)	—	—
Proceeds from long-term borrowings	100,000	—	—
Proceeds from revolver borrowings	31,000	—	—
Net cash provided by (used in) financing activities	116,394	(9,091)	(6,730)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,375	(14,847)	4,771
CASH AND CASH EQUIVALENTS - beginning of period	18,639	33,486	28,715
CASH AND CASH EQUIVALENTS - end of period	$20,014	$18,639	$33,486
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$11,811	$13,801	$7,757
Cash paid for interest	702	—	—
Noncash investing activities - Capital expenditures in accounts payable	1,884	1,126	699
Acquisition consideration accrued but not paid	2,200	—	—

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business - We have three reportable segments: Industrial, Water Treatment and Health and Nutrition. The Industrial Group specializes in providing industrial chemicals, products and services to industries such as agriculture, chemical processing, electronics, energy, food, pharmaceutical, plating and power generation. This group also manufactures and sells certain food-grade products, including liquid phosphates, lactates and other blended products. The Water Treatment Group specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility. We established the Health and Nutrition segment of our business in December 2015 through our acquisition of Stauber Performance Ingredients (“Stauber”). Our Health and Nutrition Group specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food and health and wellness products. This group offers a diverse product portfolio including minerals, botanicals and herbs, vitamins and amino acids, excipients, joint products, sweeteners and enzymes.

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal year ended April 3, 2016 (“fiscal 2016”) was 53 weeks. Our fiscal year ended March 29, 2015 (“fiscal 2015”) and March 30, 2014 (“fiscal 2014”) were 52 weeks. The fiscal year ending April 2, 2017 (“fiscal 2017”) will also be 52 weeks.

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

Fair Value Measurements - The financial assets and liabilities that are re-measured and reported at fair value for each reporting period include marketable securities, as well as contingent consideration payable in fiscal 2015 related to the acquisition of Advance Chemical Solutions, Inc. (“ACS”). There are no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents - Cash equivalents include all liquid debt instruments (primarily cash funds and money market accounts) purchased with an original maturity of three months or less. The balances maintained at financial institutions may, at times, exceed federally insured limits.

Investments - Available-for-sale securities consist of certificates of deposit (“CD’s”) and municipal bonds and are valued at current market value, with the resulting unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary. As of April 3, 2016, we did not own any available-for-sale securities.

Trade Receivables and Concentrations of Credit Risk - Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. There are no concentrations of credit risk with a single customer from a particular service or geographic area that would significantly impact us in the near term. To reduce credit risk, we routinely assess the financial strength of our customers. We record an allowance for doubtful accounts to reduce our receivables to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic evaluations of our customers’ financial condition. Our cash balances are held at two separate financial institutions where the cash balances may exceed federally insured limits. The institutions are two of the largest commercial banking institutions in the country and both have maintained strong credit ratings.

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost for approximately 70% of our inventory determined using the last-in, first-out (“LIFO”) method. Cost for the other 30% of our total inventory is determined using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment - Property is stated at cost and depreciated or amortized over the lives of the assets, using the straight-line method. Estimated lives are: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; and 3 to 10 years for transportation equipment and office furniture and equipment including computer systems. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease term.

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No long-lived assets were determined to be impaired during fiscal years 2016, 2015 or 2014.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. As of January 1, 2016, the company performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a two-step goodwill impairment test for any reporting unit.

Our primary identifiable intangible assets include customer lists, trade secrets, non-competition agreements, trademarks and trade names acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 14 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative impairment test for fiscal 2016.

Impairment assessments were also completed in the fourth quarters of fiscal 2015 and 2014, which resulted in no impairment charges for either of these fiscal years.

Income Taxes - In the preparation of our consolidated financial statements, the calculation of income taxes by management is based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. Differences that are temporary in nature result in deferred tax assets and liabilities, which are recorded on the consolidated balance sheet, while differences that are permanent in nature impact the income tax expense recorded on the income statement and impact the effective tax rate for the fiscal year. The deferred tax assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the consolidated statements of income.

The effect of income tax positions are recognized only if those positions are more likely than not of being sustained. Changes in recognition or measurement are made as facts and circumstances change. See note 11 for further information regarding the recording of a liability and offsetting receivable regarding an uncertain tax position taken by Stauber prior to its acquisition by us.

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

	April 3, 2016	March 29, 2015	March 30, 2014
Weighted average common shares outstanding — basic	10,524,730	10,568,582	10,544,467
Dilutive impact of stock performance units, restricted stock, and stock options	53,312	64,972	55,288
Weighted average common shares outstanding — diluted	10,578,042	10,633,554	10,599,755

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2016, 2015 or 2014.

Derivative Instruments and Hedging Activities - We do not have any freestanding or embedded derivatives and it is our practice to not enter into contracts that contain them.
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 which provides accounting guidance intended to improve the accounting for share-based payment transactions. This guidance outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements and will be effective for years beginning after December 15, 2016 (our fiscal year ending April 1, 2018) and interim periods within those years. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
In March 2016, the FASB issued ASU 2016-02 which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet. This guidance will be effective for interim periods beginning after December 15, 2018 (our fiscal year ended March 30, 2020). We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
In January 2016, the FASB issued ASU 2016-01 which provides guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017 (our fiscal year ending March 31, 2019), and interim periods within those annual periods.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Early adoption is not permitted. We are currently evaluating the impact that this guidance will have on our results of operations and financial position.
In September 2015, the FASB issued ASU 2015-16 which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The new guidance is effective for fiscal years beginning after December 15, 2015 (our fiscal year ending April 2, 2017), and interim periods within those years. We do not expect adoption of this accounting pronouncement to have a significant impact on our consolidated financial statements or results of operations.
In July 2015, the FASB issued ASU 2015-11 which requires company to change the measurement principal for inventory measured using the FIFO or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, first-out (“LIFO”) method is unchanged by this guidance. The new guidance will be applied prospectively and will be effective for fiscal years beginning after December 15, 2016 (our fiscal year ending April 1, 2018), and interim periods within those years. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
In May 2014, the FASB issued ASU 2014-09 which provides new accounting requirements for recognition of revenue from contracts with customers. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017 (our fiscal year ending March 31, 2019), and interim periods within those annual periods. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03 which simplifies the presentation of debt issuance costs. The new guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the debt liability on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We elected to early adopt this guidance in our third quarter of fiscal 2016.

In November 2015, the FASB issued ASU 2015-17 requiring entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The new guidance is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We elected to early adopt this guidance prospectively effective December 28, 2016, the beginning of our fourth quarter of fiscal 2016. Accordingly, all of our deferred tax assets and liabilities have been presented as long-term liabilities on the April 3, 2016 consolidated balance sheet.
Note 2 — Business Combinations
Acquisition of Stauber Performance Ingredients: On December 23, 2015, we acquired Stauber for $157.0 million on a cash-free, debt-free basis subject to a customary working capital adjustment. The total consideration for the acquisition was $158.2 million ($156.7 million net of cash acquired). We paid $156.0 million in cash at closing and paid an additional $2.2 million in early fiscal 2017 based upon closing cash, debt and working capital balances. The purchase was funded with $131.0 million of proceeds from the credit facility described more fully in Note 6 as well as cash on hand.
Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to the nutritional, food, pharmaceutical, cosmetic and pet care industries. The acquisition expands our portfolio of value-added specialty products within new markets. Stauber had revenues of approximately $118.0 million for the twelve months ended December 23, 2015, the date of the acquisition. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are included in our newly formed Health and Nutrition operating segment.
Direct acquisition costs of $3.3 million, consisting mainly of professional and consulting fees, were expensed as incurred during the year ended April 3, 2016, and are classified as selling, general, and administrative expenses in our consolidated statement of income, and are reported in our Health and Nutrition segment.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the cost to acquire Stauber was allocated to the underlying net assets in proportion to estimates of their respective fair values.

The fair value of acquired property, plant and equipment of $11.0 million was valued using a cost approach with consideration given to the continuation of the property in the current operation at the present locations. The fair value of acquired identifiable intangible assets is $71.5 million. The acquired intangible assets, all of which are finite-lived, have a weighted average useful life

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 16.3 years and are being amortized on a straight-line basis. The intangible assets include customer relationships of $66.0 million (17 years life), trade name of $4.0 million (10 years life), non-competition agreements of $1.3 million (3.3 years weighted average life) and order backlog of $0.1 million.

The fair value of acquired identifiable intangible assets was determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by management. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy. None of the intangible assets are expected to be deductible for income tax purposes. As a result, a $28.6 million deferred tax liability was recorded on the opening balance sheet for the amount of non-deductible amortization expense.

The purchase price of Stauber exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $84.2 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to Hawkins, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. None of the goodwill is expected to be deductible for income tax purposes.
The allocation of the purchase price to trade receivables, income taxes and goodwill is subject to change within the measurement period (up to one year from the acquisition date). The fair value of trade receivables is open pending the collection of certain uncollected balances. Any adjustment to the preliminary allocation of fair value of trade receivables will result in an adjustment to goodwill. Income taxes and related accounts are open pending the finalization of Stauber’s December 23, 2015 tax returns. Any adjustment to the income tax balances recorded will result in an adjustment to the amount recorded as a payable to the prior owners and/or goodwill. The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)	Amount
Cash and cash equivalents (a)	$1,502
Trade receivables	15,737
Inventories	10,207
Other assets	900
Property, plant, and equipment	10,989
Intangible assets	71,459
Accounts payable	(5,398)
Accrued expenses and other current liabilities (a)	(2,925)
Deferred income taxes	(28,445)
Other non-current liabilities	(79)
Net assets acquired	73,947
Goodwill	84,229
Total preliminary purchase price	158,176
Less acquired cash	(1,502)
Preliminary purchase price, net of cash acquired	$156,674
(a) In addition to these balances, $7.3 million of cash and current accrued liabilities were recorded that relate to stock and other acquisition-related compensation payments, which were recorded by Stauber as of the acquisition date but were paid subsequent to the acquisition date.
Note: Included in our consolidated balance sheet is an income tax receivable of $4.6 million related to pre-acquisition income taxes, with an offsetting liability payable to the prior owners as these amounts will be paid to them upon receipt.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended
(In thousands, except per share data)	April 3, 2016	March 29, 2015
Pro forma net sales	$501,667	$469,538
Pro forma net income	22,952	21,352

Pro forma basic earnings per share	$2.18	$2.02
Pro forma diluted earnings per share	$2.17	$2.01
The unaudited pro forma financial information above is adjusted to reflect the following: (a) interest expense, including amortization of debt issuance costs, related to the $131.0 million of debt used to fund the acquisition; (b) amortization expense related to the $71.5 million of identifiable intangible assets recognized in conjunction with the acquisition; (c) elimination of amortization of intangibles and interest expense previously reflected on Stauber’s financial statements; (d) elimination of stock and other acquisition-related compensation recorded by Stauber, and transaction-related expenses recorded by us; and (e) recording income taxes at an estimated combined federal and state statutory rate of approximately 38% on these pre-tax adjustments.
Acquisition of Davis Supply, Inc.: On September 18, 2015, we acquired substantially all of the assets of Davis Supply, Inc. (“Davis”) under the terms of an asset purchase agreement with Davis and its shareholders. We paid $4.5 million cash at closing, using available cash on hand to fund the acquisition. Davis was a water treatment chemical distribution company operating in Florida with revenues of approximately $5.0 million in calendar year 2014. We have integrated this business into our existing Florida locations. The results of operations after the date of acquisition and the acquired assets are included in our Water Treatment Segment. Costs associated with this transaction were not material and were expensed as incurred.

The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets of Davis acquired based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed as of the acquisition date:

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible assets recognized in connection with this acquisition consist of $2.8 million related to customer relationships to be amortized over 20 years and $0.7 million related to a trade name to be amortized over four years. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.

Acquisition of Advance Chemical Solutions, Inc.: On October 1, 2013, we acquired substantially all of the assets of ACS. We paid $2.9 million in cash, including $0.5 million of contingent consideration based on the achievement of certain financial performance targets.

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

Note 3 — Cash and Cash Equivalents and Investments

The following table presents information about our financial assets that are measured at fair value on a recurring basis as of April 3, 2016 and March 29, 2015, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description	April 3, 2016	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash and cash equivalents	$20,014	$20,014	$—	$—

Description	March 29, 2015	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash and cash equivalents	$18,639	$18,639	$—	$—
Certificates of deposit	29,136	—	29,136	—
Municipal Bonds	2,598	—	2,598	—

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 29, 2015, our financial assets that were measured at fair value on a recurring basis were CD’s and municipal bonds, with maturities ranging from three months to three years, which fall within valuation technique Level 2. The CD’s and municipal bonds were classified as investments in current assets and noncurrent assets on the consolidated balance sheets.

The carrying value of cash and cash equivalents accounts approximates fair value, as maturities are three months or less. During the fiscal year ended April 3, 2016, we sold all available-for-sale securities to partially fund the purchase of Stauber as discussed in Note 2. Realized gains and losses were not material for fiscal 2016, 2015 or 2014.

Note 4 — Inventories

Inventories at April 3, 2016 and March 29, 2015 consisted of the following:

	2016	2015
(In thousands)
Inventory (FIFO basis)	$51,857	$42,567
LIFO reserve	(4,138)	(5,539)
Net inventory	$47,719	$37,028

The FIFO value of inventories accounted for under the LIFO method was $36.5 million at April 3, 2016 and $39.0 million at March 29, 2015. The remainder of the inventory was valued and accounted for under the FIFO method.

We decreased the LIFO reserve by $1.4 million in fiscal 2016 due primarily to lower levels of certain inventory on hand at the end of the year, as well as lower commodity costs as compared to the previous year, and increased the reserve $0.4 million in fiscal 2015 due primarily to higher levels of inventory at the end of that year.
Note 5 — Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for each of our three reportable segments were as follows:

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Balance as of March 31, 2014	$6,495	$897	$—	$7,392
Addition due to acquisition	—	4,358	—	4,358
Balance as of March 29, 2015	6,495	5,255	—	11,750
Addition due to acquisition	—	1,745	84,229	85,974
Balance as of April 4, 2016	$6,495	$7,000	$84,229	$97,724

As of April 3, 2016, goodwill amounted to $97.7 million, an increase of $86.0 million from the balance at March 29, 2015. The increase in goodwill relates to the Stauber and Davis acquisitions discussed more fully in Note 2.
The following is a summary of our intangible assets as of April 3, 2016 and March 29, 2015:

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2016
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$78,384	$(3,289)	$75,095
Trademarks and trade names	6,045	(1,090)	4,955
Trade secrets	962	(934)	28
Carrier relationships	800	(568)	232
Other finite-life intangible assets	1,886	(489)	1,397
Total finite-life intangible assets	88,077	(6,370)	81,707
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$89,304	$(6,370)	$82,934

	2015
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$9,723	$(1,697)	$8,026
Trademarks and trade names	2,034	(667)	1,367
Trade secrets	962	(896)	66
Carrier relationships	800	(337)	463
Other finite-life intangible assets	341	(336)	5
Total finite-life intangible assets	13,860	(3,933)	9,927
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$15,087	$(3,933)	$11,154

Intangible asset amortization expense was $2.4 million during fiscal 2016, $0.9 million during fiscal 2015, and $0.7 million during fiscal 2014.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2017	2018	2019	2020	2021
Estimated amortization expense	$6,051	$5,704	$5,454	$5,074	$5,028
Note 6 – Debt
On December 23, 2015, in connection with the Stauber acquisition described more fully in Note 2, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”), as Lead Arranger, and Sole Bookrunner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Term Loan facility requires mandatory quarterly repayments as outlined in the table below with the remainder of the loan due at maturity. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all of our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At April 3, 2016, the effective interest rate on our borrowings was approximately 1.9%.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Debt issuance costs of $0.7 million paid to the lenders are reflected as a reduction of debt and are being amortized on a straight line basis over the term of the credit facility. During the fiscal year ended April 3, 2016, less than $0.1 million of debt issuance costs were expensed. As of April 3, 2016, $0.6 million of debt issuance costs were reflected as a reduction of debt on our balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We will be permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of April 3, 2016, we were in compliance with all required covenants.
Debt at April 3, 2016 consisted of the following:

(In thousands)	April 3, 2016
Senior secured term loan	$98,750
Senior secured revolver	31,000
Total debt	129,750
Less: unamortized debt issuance costs	(645)
Less: current portion of long-term debt, net of current unamortized debt issuance costs	(5,489)
Total long-term debt	$123,616

Scheduled annual maturities of debt as of April 3, 2016 are as follows:

Fiscal year ending	(In thousands)
2017	$5,625
2018	8,125
2019	10,000
2020	10,000
2021	96,000
$129,750

We had no debt as of March 29, 2015.
Note 7 — Share-Based Compensation

Performance-Based Restricted Stock Units.  Our Board of Directors has approved a performance-based equity compensation arrangement for our executive officers. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 44,447 shares in the aggregate for fiscal 2016. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for fiscal 2016:

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	53,580	$37.55
Granted	37,309	40.89
Vested	(53,580)	37.55
Forfeited or expired	—	—
Outstanding at end of year	37,309	$40.89

The weighted average grant date fair value of restricted shares issued in fiscal 2016, 2015 and 2014 was $40.89, $34.45, and $40.25, respectively. We recorded compensation expense on performance-based restricted stock of approximately $1.2 million for fiscal 2016, $1.1 million for fiscal 2015 and $0.8 million for fiscal 2014, substantially all of which was recorded in selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested in fiscal 2016 was $2.0 million compared to $0.8 million in fiscal 2015 and $1.3 million in fiscal 2014.

Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of April 3, 2016 was $1.2 million and is expected to be recognized over a weighted average period of 1.4 years.

The benefits of tax deductions that vary from the recognized compensation costs from share-based compensation are recorded as a change in additional paid-in capital rather than a deduction of taxes paid. The amount of excess tax benefit (expense) recognized and recorded in additional paid-in capital resulting from share-based compensation cost was nominal in fiscal 2016, $1.0 million in fiscal 2015 and $(0.2) million in 2014.

Restricted Stock Awards.  As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2016:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	7,077	$34.61
Granted	6,804	36.00
Vested	(7,077)	34.61
Forfeited or expired	—	—
Outstanding at end of year	6,804	$36.00

Annual expense related to the value of restricted stock was $0.2 million for each of fiscal 2016, 2015 and 2014, all of which was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of April 3, 2016 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

Stock Option Awards. Our Board of Directors (the “Board”) previously approved a long-term incentive equity compensation arrangement for our executive officers that provided for the grant of non-qualified stock options that vested at the end of a three-year period, although no stock options have been granted under this arrangement since the fiscal year ended March 28, 2010. During fiscal 2015, 9,333 options were exercised with an exercise price of $19.90. As of April 3, 2016 we had no stock options outstanding. No expense was recorded in fiscal 2016, 2015 or 2014 related to the value of stock options.
Note 8 — Share Repurchase Program

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 29, 2014, our Board authorized a share repurchase program of up to 300,000 shares of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. We repurchased 127,852 of common stock at an aggregate purchase price of $4.8 million during fiscal 2016, and 59,602 shares of common stock at an aggregate purchase price of $2.2 million during fiscal 2015. As of April 3, 2016, the number of shares available to be purchased under the share repurchase program was 112,546.
Note 9 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans

Company sponsored plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. The profit sharing plan contribution level for each employee depends upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the profit sharing plan for fiscal 2016, fiscal 2015 and fiscal 2014 was 5% of each employee’s eligible compensation for employees hired on or before April 1, 2012. In addition to the discretionary employer contribution described above, the profit sharing plan includes a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the Internal Revenue Code, with an employer match of up to 5% of the employee’s eligible compensation.
We have an employee stock ownership plan (“ESOP”) covering the majority of our non-bargaining unit employees. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code. The ESOP contribution level for each employee depends upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the ESOP for fiscal 2016, fiscal 2015 and fiscal 2014 was 5% of each employee’s eligible compensation for employees hired on or before April 1, 2012.
As described in Note 2, we acquired Stauber on December 23, 2015. Concurrent with the acquisition, Stauber’s existing company sponsored plans were terminated. Effective January 1, 2016, Stauber employees became eligible for the 401(k) component of the profit sharing plan described above, including the employer match component
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common stock at a discount from market. The number of new shares issued under the ESPP was 33,550 in fiscal 2016, 31,383 in fiscal 2015 and 28,214 in fiscal 2014.
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

The following represents the contribution expense for the company sponsored profit sharing, ESOP, ESPP and 401(k) plans for fiscal 2016, 2015 and 2014:

Benefit Plan	2016	2015	2014
(In thousands)
Non-bargaining unit employee plans:
Profit sharing	$1,393	$1,266	$1,231
401(K) matching contributions	1,586	1,216	980
ESOP	1,393	1,266	1,231
Bargaining unit employee plans	444	450	500
ESPP - all employees	274	253	257
Total contribution expense	$5,090	$4,451	$4,199

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multiemployer pension plan. In fiscal 2013, we concluded negotiations with two collective bargaining units to discontinue our participation in the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan. Payment of our share of the unfunded vested benefit liability will be made over 20 years and is subject to a cap. At the end of the 20-year period we will have no further liability, even if our share of the unfunded vested benefit liability has not yet been paid in full. The cash payments to be made total approximately $9.3 million, or $467,000 per year. Our payments began in fiscal 2014.
Note 10 — Commitments and Contingencies

Leases — We have various operating leases for buildings and land on which some of our operations are located as well as trucks utilized for deliveries in certain branches. Future minimum lease payments due under operating leases with an initial term of one year or more at April 3, 2016 are as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter
Minimum lease payment	$2,750	$2,553	$2,250	$2,059	$1,833	$3,596
Total rental expense for fiscal years 2016, 2015 and 2014 was as follows:

	2016	2015	2014
(In thousands)
Minimum rentals	$2,890	$1,665	$1,223
Contingent rentals	21	103	110
Total rental expense	$2,911	$1,768	$1,333

Litigation - As of April 3, 2016 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Asset Retirement Obligations - We have three leases of land which contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. These leases expire in 2018, 2023 and 2034. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We are currently negotiating an extension for a period of 15-20 years for the lease which expires in 2018. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: The leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of April 3, 2016. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.
Note 11 — Income Taxes

The provisions for income taxes for fiscal 2016, 2015 and 2014 were as follows:

	2016	2015	2014
(In thousands)
Federal — current	$8,761	$9,574	$7,612
State — current	2,238	2,133	1,255
Total current	10,999	11,707	8,867

Federal — deferred	1,027	(517)	676
State — deferred	197	50	424
Total deferred	1,224	(467)	1,100
Total provision	$12,223	$11,240	$9,967

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below.

	2016	2015	2014
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal deduction	5.0%	4.7%	3.2%
ESOP dividend deduction on allocated shares	(0.7)%	(0.7)%	(0.8)%
Domestic production deduction	(1.5)%	(2.4)%	(2.1)%
Non-deductible acquisition costs	1.6%	—%	—%
Assessment related to state tax audit	0.6%	—%	—%
Other — net	0.2%	0.3%	0.2%
Total	40.2%	36.9%	35.5%

The tax effects of items comprising our net deferred tax liability as of April 3, 2016 and March 29, 2015 are as follows:

(In thousands)	2016	2015
Deferred tax assets:
Trade receivables	$361	$178
Stock compensation accruals	620	949
Pension withdrawal liability	2,635	2,755
Other	1,302	811
Total deferred tax assets	$4,918	$4,693
Deferred tax liabilities:
Inventories	$(2,671)	$(3,307)
Prepaid	(975)	(689)
Excess of tax over book depreciation	(14,439)	(12,699)
Intangibles	(29,075)	(674)
Total deferred tax liabilities	$(47,160)	$(17,369)
Net deferred tax liabilities	$(42,242)	$(12,676)

As of April 3, 2016, the Company has determined that it is more likely than not that the deferred tax assets at April 3, 2016 will be realized either through future taxable income or reversals of taxable temporary differences.

As of March 29, 2015, there were no unrecognized tax benefits. During fiscal 2016, we recorded a gross unrecognized tax benefit of $1.9 million in other long-term liabilities on our consolidated balance sheet as a result of uncertain income tax positions taken by Stauber on its tax returns for periods prior to our acquisition. The Stauber acquisition agreement provides the Company with indemnification from the prior owners for any tax liabilities relating to pre-acquisition tax returns. Accordingly, we have also recorded an offsetting, long-term receivable for $1.9 million, and as such any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. As of April 3, 2016, the liability for uncertain tax positions and the corresponding receivable included $0.3 million of interest and penalties. We expect these uncertain income tax amounts to decrease as the applicable examination periods by the relevant taxing authorities expire.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 31, 2013 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

Note 12 — Segment Information

We have three reportable segments: Industrial, Water Treatment and Health and Nutrition. Our Health and Nutrition segment was established as a result of our acquisition of Stauber in December 2015. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocations of shared and centralized functions. We evaluate performance based on profit or loss

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. Other than our Health and Nutrition segment, the segments do not have separate accounting, administration, customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated. Given the nature of our business, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Health and Nutrition	Total
(In thousands)
Fiscal Year Ended April 3, 2016:
Sales	$251,749	$128,312	$33,915	$413,976
Gross profit	37,967	35,470	6,820	80,257
Selling, general, and administrative expenses	22,137	19,261	7,688	49,086
Operating income (loss)	15,830	16,209	(868)	31,171
Identifiable assets*	$158,015	$50,013	$195,939	$403,967
Fiscal Year Ended March 29, 2015:
Sales	$249,066	$114,957	$—	$364,023
Gross profit	33,619	32,172	—	65,791
Selling, general, and administrative expenses	19,793	15,582	—	35,375
Operating income	13,826	16,590	—	30,416
Identifiable assets*	$151,157	$42,860	$—	$194,017
Fiscal Year Ended March 30, 2014:
Sales	$244,888	$103,375	$—	$348,263
Gross profit	32,041	29,559	—	61,600
Selling, general, and administrative expenses	19,781	13,729	—	33,510
Operating income	12,260	15,830	—	28,090
Identifiable assets*	$141,506	$29,001	$—	$170,507

* Unallocated assets, consisting primarily of cash and cash equivalents, investments and prepaid expenses, were $32.8 million at April 3, 2016, $53.7 million at March 29, 2015 and $66.7 million at March 30, 2014.

In fiscal 2016, operating profit for the Health and Nutrition segment was negatively impacted by $3.3 million (pre-tax) of non-recurring SG&A expenses directly related to the acquisition by Hawkins.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)	Fiscal 2016 (1)
	First	Second	Third	Fourth
Sales	$101,496	$94,592	$88,375	$129,513
Gross profit	20,735	19,811	14,709	25,002
Selling, general, and administrative expenses	9,891	10,303	12,825	16,067
Operating income	10,844	9,508	1,884	8,935
Net income	$6,791	$5,678	$815	$4,859
Basic earnings per share	$0.64	$0.54	$0.08	$0.46
Diluted earnings per share	$0.64	$0.54	$0.08	$0.46

	Fiscal 2015
	First	Second	Third	Fourth
Sales	$98,036	$88,881	$83,825	$93,281
Gross profit	18,496	18,122	13,642	15,531
Selling, general, and administrative expenses	8,875	8,271	8,697	9,532
Operating income	9,621	9,851	4,945	5,999
Net income	$6,021	$6,147	$3,146	$3,900
Basic earnings per share	$0.57	$0.58	$0.30	$0.37
Diluted earnings per share	$0.57	$0.58	$0.30	$0.37
(1) The sum of quarterly per share data may not equal the full year due to rounding.
Operating income was negatively impacted by non-recurring SG&A expenses directly related to the acquisition of Stauber by Hawkins of $2.7 million (pre-tax) in the third quarter and $0.6 million (pre-tax) in the fourth quarter of fiscal 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 3, 2016, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of April 3, 2016.

We acquired Stauber Performance Ingredients on December 23, 2015. In the conduct of our assessment of the effectiveness of internal control over financial reporting for the year ended April 3, 2016, we have excluded total assets of $204.7 million (of which $154.5 million represents goodwill and intangibles included within the scope of the assessment) and net sales of $33.9 million related to Stauber that are included in our consolidated financial statements as of and for the year ended April 3, 2016. We must include Stauber in the conduct of our assessment of the effectiveness of internal control over financial reporting no later than the third quarter of fiscal 2017.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for April 3, 2016 which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.

/s/ Patrick H. Hawkins	/s/ Kathleen P. Pepski
Patrick H. Hawkins	Kathleen P. Pepski
Chief Executive Officer and President	Vice President, Chief Financial Officer, and Treasurer
June 2, 2016	June 2, 2016

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

Other than the acquisition of Stauber described in Item 9A, there was no change in our internal control over financial reporting during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not Applicable

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 4, 2016 (the “2016 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2016 Proxy Statement, no other portions of the 2016 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, their ages and offices held, as of June 2, 2016 are set forth below:

Name	Age	Office
Patrick H. Hawkins	45	Chief Executive Officer and President
Kathleen P. Pepski	61	Vice President, Chief Financial Officer, and Treasurer
Richard G. Erstad	52	Vice President, General Counsel and Secretary
Olivier A. Guiot	39	President — Stauber Performance Ingredients
Thomas J. Keller	56	Vice President — Water Treatment Group
Steven D. Matthews II	45	Vice President — Operations
Theresa R. Moran	53	Vice President — Quality and Support
John R. Sevenich	58	Vice President — Industrial Group

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

Olivier A. Guiot has served as President of Stauber Performance Ingredients since our acquisition of Stauber in December 2015.  Prior to that, Mr. Guiot held the position of Executive Vice President of Sales and Marketing for Stauber since 2013 and President of Pharmline, Inc., which was acquired by Stauber, from 2010 to 2013.  Mr. Guiot originally joined Pharmline in 2004 and served in various positions before his promotion to President.

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

ITEM 11. EXECUTIVE COMPENSATION
“Compensation of Executive Officers and Directors” of the 2016 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
“Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2016 Proxy Statement are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
“Election of Directors” and “Related Party Transactions” of the 2016 Proxy Statement are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
“Independent Registered Public Accounting Firm’s Fees” of the 2016 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at April 3, 2016 and March 29, 2015.

Consolidated Statements of Income for the fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014.

Consolidated Statements of Comprehensive Income for the fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014.

Consolidated Statements of Cash Flows for the fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014.

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

The following financial statement schedule for the fiscal years 2016, 2015 and 2014.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

Date:	June 2, 2016	By	/s/ Patrick H. Hawkins
Patrick H. Hawkins, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on the date set forth beside their signature.

/s/ Patrick H. Hawkins	Date:	June 2, 2016
Patrick H. Hawkins, Chief Executive Officer and President (Principal Executive Officer) and Director

/s/ Kathleen P. Pepski	Date:	June 2, 2016
Kathleen P. Pepski, Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon	Date:	June 2, 2016
John S. McKeon, Director, Chairman of the Board

/s/ Daniel J. Stauber	Date:	June 2, 2016
Daniel J. Stauber, Director

/s/ Duane M. Jergenson	Date:	June 2, 2016
Duane M. Jergenson, Director

/s/ Daryl I. Skaar	Date:	June 2, 2016
Daryl I. Skaar, Director

/s/ James A. Faulconbridge	Date:	June 2, 2016
James A. Faulconbridge, Director

/s/ James T. Thompson	Date:	June 2, 2016
James T. Thompson, Director

/s/ Jeffrey L. Wright	Date:	June 2, 2016
Jeffrey L. Wright, Director

/s/ Mary J. Schumacher	Date:	June 2, 2016
Mary J. Schumacher, Director

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 3, 2016, MARCH 29, 2015, AND MARCH 30, 2014

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Year Ended April 3, 2016:
Allowance for doubtful accounts	$445	$272	$—	$115	$602
Year Ended March 29, 2015:
Allowance for doubtful accounts	$477	$(32)	$—	$—	$445
Year Ended March 30, 2014:
Allowance for doubtful accounts	$469	$44	$—	$36	$477

Exhibit Index
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under file number 0-7647.

Exhibit	Description	Method of Filing

2.1	Stock Purchase Agreement, dated November 23, 2015, by and among the Company, SPH Holdings, Inc., the stockholders of SPH Holdings, Inc. listed therein, and ICV Manager, LLC. (1)	Incorporated by Reference

3.1	Amended and Second Restated Articles of Incorporation.(2)	Incorporated by Reference

3.2	Amended and Restated By-Laws.(3)	Incorporated by Reference

10.1*	Hawkins, Inc. 2004 Omnibus Stock Plan.(4)	Incorporated by Reference

10.2*	Form of Non-Statutory Stock Option Agreement under the Company’s 2004 Omnibus Stock Plan.(5)	Incorporated by Reference

10.3*	Hawkins, Inc. 2010 Omnibus Incentive Plan.(6)	Incorporated by Reference

10.4*	Form of Performance-Based Unit Award Notice and Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(7)	Incorporated by Reference

10.5*	Form of Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(8)	Incorporated by Reference

10.6*	Hawkins, Inc. Executive Severance Plan.(9)	Incorporated by Reference

10.7	Commitment Letter, dated November 23, 2015, by and among the Company, U.S.Bank National Association, and JP Morgan Chase Bank, N.A. (10)	Incorporated by Reference

10.8	Credit Agreement dated as of December 23, 2015 among the Company, U.S. Bank National Association, and certain financial institutions.(11)	Incorporated by Reference

21	Subsidiaries of the registrant	Filed Electronically

23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101
Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended April 3, 2016, filed with the SEC on June 2, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at April 3, 2016 and March 29, 2015, (ii) the Consolidated Statements of Income for the fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014 (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014 (v) Consolidated Statements of Cash Flows for the fiscal years ended April 3, 2016, March 29, 2015 and March 30, 2014 (iv) Notes to Consolidated Financial Statements.
Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 on the Company’s Current Report on Form 8-K dated November 23, 2015.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

(4)	Incorporated by reference to Appendix B to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders filed July 23, 2004.

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2011 (file no. 333-174735).

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 23, 2015

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2015.