Form 10-Q
period 2016-07-03
HAWKINS INC
filed 2016-08-04
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 29, 2016
Common Stock, par value $.05 per share	10,604,490

HAWKINS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	July 3, 2016	April 3, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,227	$20,014
Trade receivables — less allowance for doubtful accounts:
$596 as of July 3, 2016 and $602 as of April 3, 2016	57,485	59,271
Inventories	47,326	47,719
Income taxes receivable	3,549	6,062
Prepaid expenses and other current assets	3,498	4,222
Total current assets	133,085	137,288
PROPERTY, PLANT, AND EQUIPMENT:	209,546	204,848
Less accumulated depreciation	91,766	88,527
Net property, plant, and equipment	117,780	116,321
OTHER ASSETS:
Goodwill	97,724	97,724
Intangible assets — less accumulated amortization:
$7,891 as of July 3, 2016 and $6,370 as of April 3, 2016	81,413	82,934
Other	2,120	2,224
Total other assets	181,257	182,882
Total assets	$432,122	$436,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$29,337	$30,121
Dividends payable	—	4,226
Accrued payroll and employee benefits	5,811	8,787
Current portion of long-term debt	6,114	5,489
Due to sellers of acquired business	4,533	6,829
Container deposits	1,143	1,081
Other current liabilities	2,634	3,232
Total current liabilities	49,572	59,765
LONG-TERM DEBT, LESS CURRENT PORTION	121,775	123,616
PENSION WITHDRAWAL LIABILITY	6,204	6,282
DEFERRED INCOME TAXES	42,242	42,242
OTHER LONG-TERM LIABILITIES	2,661	3,611
Total liabilities	222,454	235,516
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,531,524 and 10,512,471 shares issued and outstanding as of July 3, 2016 and April 3, 2016, respectively	527	526
Additional paid-in capital	49,277	48,189
Retained earnings	159,869	152,265
Accumulated other comprehensive loss	(5)	(5)
Total shareholders’ equity	209,668	200,975
Total liabilities and shareholders’ equity	$432,122	$436,491
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	July 3, 2016	June 28, 2015
Sales	$131,374	$101,496
Cost of sales	(103,158)	(80,761)
Gross profit	28,216	20,735
Selling, general and administrative expenses	(15,126)	(9,891)
Operating income	13,090	10,844
Interest (expense) income, net	(724)	21
Income before income taxes	12,366	10,865
Income tax provision	(4,762)	(4,074)
Net income	$7,604	$6,791

Weighted average number of shares outstanding - basic	10,513,139	10,580,542
Weighted average number of shares outstanding - diluted	10,555,282	10,628,409

Basic earnings per share	$0.72	$0.64
Diluted earnings per share	$0.72	$0.64

Cash dividends declared per common share	$—	$—
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 3, 2016	June 28, 2015
Net income	$7,604	$6,791
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale investments	—	55
Total comprehensive income	$7,604	$6,846
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 3, 2016	June 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,604	$6,791
Reconciliation to cash flows:
Depreciation and amortization	5,075	3,564
Amortization of debt issuance costs	34	—
Stock compensation expense	535	457
(Gain) loss from property disposals	(64)	13
Changes in operating accounts providing (using) cash:
Trade receivables	1,786	591
Inventories	393	(2,056)
Accounts payable	351	(1,333)
Accrued liabilities	(4,539)	(1,995)
Income taxes	2,416	1,561
Other	828	333
Net cash provided by operating activities	14,419	7,926
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,264)	(5,181)
Purchases of investments	—	(2,194)
Sale and maturities of investments	—	3,960
Acquisitions, net of cash acquired	(2,199)	—
Other	180	(110)
Net cash used in investing activities	(8,283)	(3,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,226)	(4,038)
New shares issued	553	—
Shares surrendered for payroll taxes	—	(379)
Shares repurchased	—	(552)
Repayment of debt	(1,250)	—
Net cash provided by (used in) financing activities	(4,923)	(4,969)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,213	(568)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,014	18,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,227	$18,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,402	$2,513
Cash paid for interest	$650	$—
Noncash investing activities - capital expenditures in accounts payable	$749	$720
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016, previously filed with the SEC. There has been no significant change in our accounting policies since the end of fiscal 2016.
The results of operations for the three months ended July 3, 2016 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2016 refer to the fiscal year ended April 3, 2016 and references to fiscal 2017 refer to the fiscal year ending April 2, 2017. As compared to our normal 52-week fiscal years, fiscal 2016 was a 53-week year, with the extra week recorded in our fourth quarter’s results of operations.
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
In March 2016, the FASB issued ASU 2016-02, which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet. This guidance will be effective for interim periods beginning after December 15, 2018 (our fiscal year ended March 30, 2020). We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
In January 2016, the FASB issued ASU 2016-01, which provides guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance will be effective for annual reporting periods beginning after December 15, 2017 (our fiscal year ending March 31, 2019), and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
In July 2015, the FASB issued ASU 2015-11, which requires company to change the measurement principal for inventory measured using the FIFO or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, first-out (“LIFO”) method is unchanged by this guidance. The new guidance will be applied prospectively and will be effective for fiscal years beginning after December 15, 2016 (our fiscal year ending April 1, 2018), and interim periods within those years. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
In May 2014, the FASB issued ASU 2014-09, which provides new accounting requirements for recognition of revenue from contracts with customers. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017 (our fiscal year ending March 31, 2019), and interim periods within those annual periods. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.

Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, which simplifies the presentation of debt issuance costs. The new guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the debt liability on the balance sheet. We adopted this guidance in the third quarter of fiscal 2016.
In September 2015, the FASB issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. We adopted this guidance in the first quarter of fiscal 2017.

In November 2015, the FASB issued ASU 2015-17, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. We adopted this guidance prospectively effective December 28, 2016, the beginning of the fourth quarter of fiscal 2016. Accordingly, all of our deferred tax assets and liabilities have been presented as long-term liabilities on our condensed consolidated balance sheet.
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended
	July 3, 2016	June 28, 2015
Weighted-average common shares outstanding—basic	10,513,139	10,580,542
Dilutive impact of performance units and restricted stock	42,143	47,867
Weighted-average common shares outstanding—diluted	10,555,282	10,628,409
For each of the three months ended July 3, 2016 and June 28, 2015, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.
Note 3 – Business Combinations
Acquisition of Stauber Performance Ingredients: On December 23, 2015, we acquired Stauber Performance Ingredients (“Stauber”) for $157.0 million on a cash-free, debt-free basis subject to a customary working capital adjustment. The total consideration for the acquisition was $158.2 million ($156.7 million net of cash acquired). We paid $156.0 million in cash at closing and paid an additional $2.2 million during the first quarter of fiscal 2017 based upon closing cash, debt and working capital balances. The purchase was funded with $131.0 million of proceeds from the credit facility described more fully in Note 6 as well as cash on hand.
Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to the nutritional, food, pharmaceutical, cosmetic and pet care industries. The acquisition expanded our portfolio of value-added specialty products within new markets. Stauber had revenues of approximately $118.0 million for the twelve months ended December 23, 2015, the date of the acquisition. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are included in our newly-formed Health and Nutrition operating segment.
The acquisition was accounted for under the acquisition method of accounting. Accordingly, the cost to acquire Stauber was allocated to the underlying net assets in proportion to estimates of their respective fair values.

The fair value of acquired property, plant and equipment of $11.0 million was valued using a cost approach with consideration given to the continuation of the property in the current operation at the present locations. The fair value of acquired identifiable intangible assets was $71.5 million. The acquired intangible assets, all of which are finite-lived, have a weighted average useful life of 16.3 years and are being amortized on a straight-line basis. The intangible assets include customer relationships of $66.0 million (17 year life), trade name of $4.0 million (10 year life), non-competition agreements of $1.3 million (3.3 year weighted average life) and order backlog of $0.1 million.

The fair value of acquired identifiable intangible assets was determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and expectations and assumptions that have been deemed reasonable by management. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy. None of the intangible assets are expected to be deductible for income tax purposes. As a result, a $28.6 million deferred tax liability was recorded on the opening balance sheet for the amount of non-deductible amortization expense.

The purchase price of Stauber exceeded the acquisition-date amounts of the identifiable assets acquired less the liabilities assumed by $84.2 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to our businesses, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. None of the goodwill is expected to be deductible for income tax purposes.
The allocation of the purchase price to trade receivables and goodwill remains subject to change within the measurement period (up to one year from the acquisition date). The fair value of trade receivables is open pending the collection of certain uncollected balances. Any adjustment to the preliminary allocation of fair value of trade receivables will result in an adjustment to goodwill. The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the acquisition date:

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

The following pro forma information has been prepared as if the Stauber acquisition and the borrowing to finance the acquisition had occurred as of the beginning of fiscal 2016. The unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of the fiscal year, nor is it indicative of our future operational results. There is no pro forma information presented for the three months ended July 3, 2016, as Stauber’s results are included for the full period.

Three Months Ended
(In thousands, except per share data)	June 28, 2015
Pro forma net sales	$133,750
Pro forma net income	8,050

Pro forma basic earnings per share	$0.76
Pro forma diluted earnings per share	$0.76
Included in pro forma net income for the three months ended June 28, 2015 was a $0.9 million pre-tax non-operating gain recorded by Stauber, or $0.05 per share, fully diluted. The unaudited pro forma financial information above is adjusted to reflect the following: (a) interest expense, including amortization of debt issuance costs, related to the $131.0 million of debt used to fund the acquisition; (b) amortization expense related to the $71.5 million of identifiable intangible assets recognized in conjunction with the acquisition; (c) elimination of amortization of intangibles and interest expense previously reflected on Stauber’s financial statements; and (d) recording income taxes at an estimated statutory rate of 37.5% on the resulting pre-tax income.
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

Note 4 – Inventories
Inventories at July 3, 2016 and April 3, 2016 consisted of the following:

	July 3, 2016	April 3, 2016
(In thousands)
Inventory (FIFO basis)	$51,442	$51,857
LIFO reserve	(4,116)	(4,138)
Net inventory	$47,326	$47,719
The first in, first out (“FIFO”) value of inventories accounted for under the LIFO method was $35.2 million at July 3, 2016 and $36.5 million at April 3, 2016. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve decreased nominally during the three months ended July 3, 2016, and increased nominally during the three months ended June 28, 2015. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 5 – Goodwill and Intangible Assets
The carrying amount of goodwill was $97.7 million as of July 3, 2016 and April 3, 2016.
A summary of our intangible assets as of July 3, 2016 and April 3, 2016 is as follows:

	July 3, 2016			April 3, 2016
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	78,384	(4,431)	73,953	78,384	(3,289)	75,095
Trademarks and trade names	6,045	(1,265)	4,780	6,045	(1,090)	4,955
Other finite-life intangible assets	3,648	(2,195)	1,453	3,648	(1,991)	1,657
Total finite-life intangible assets	88,077	(7,891)	80,186	88,077	(6,370)	81,707
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,304	$(7,891)	$81,413	$89,304	$(6,370)	$82,934

Note 6 – Debt
Debt at July 3, 2016 and April 3, 2016 consisted of the following:

	July 3, 2016	April 3, 2016

(In thousands)
Senior secured term loan	$97,500	$98,750
Senior secured revolver	31,000	31,000
Total debt	128,500	129,750
Less: unamortized debt issuance costs	(611)	(645)
Less: current portion of long-term debt	(6,114)	(5,489)
Total long-term debt	$121,775	$123,616

Note 7 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 31, 2013 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the three months ended July 3, 2016 was approximately 38.5%, compared to an effective tax rate of 37.5% for the three months ended June 28, 2015. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

During fiscal 2016, we recorded a gross unrecognized tax benefit of $1.9 million in other long-term liabilities on our consolidated balance sheet as a result of uncertain income tax positions taken by Stauber on its tax returns for periods prior to our acquisition. The Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns. Accordingly, we have also recorded an offsetting, long-term receivable for $1.9 million, and as such any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. As of both July 3, 2016 and April 3, 2016, the liability for uncertain tax positions and the corresponding receivable included $0.3 million of interest and penalties. We expect these uncertain income tax amounts to decrease as the applicable examination periods by the relevant taxing authorities expire.
Note 8 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2017 and fiscal 2016. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 52,363 shares in the aggregate for fiscal 2017. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the three months ended July 3, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	37,309	$40.89
Granted	28,853	43.10
Vested	—	—
Unvested at end of period	66,162	$41.85
We recorded compensation expense related to performance share units and restricted stock of $0.4 million for the three months ended July 3, 2016 and $0.3 million for the three months ended June 28, 2015. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of July 3, 2016, there were 6,804 shares of restricted stock with a weighted averaged grant date fair value of $36.00 outstanding under this program. Compensation expense for the three months ended July 3, 2016 and June 28, 2015 related to restricted stock awards to the Board was $0.1 million.

Note 9 – Share Repurchase Program

In fiscal 2015, our Board authorized a share repurchase program of up to 300,000 shares of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduced our common stock for the par value of the shares with the excess applied against additional paid-in capital.

No shares were repurchased during the three months ended July 3, 2016. During the first quarter of fiscal 2016, 13,850 shares at an aggregate purchase price of $0.6 million were repurchased. The remaining balance of shares available to be purchased under the current share repurchase program is 112,546 shares.

Note 10 – Litigation, Commitments and Contingencies

Litigation — There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.
Note 11 – Segment Information
We have three reportable segments: Industrial, Water Treatment, and Health and Nutrition. Our Health and Nutrition segment was established as a result of our acquisition of Stauber in the third quarter of fiscal 2016. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our fiscal 2016 Annual Report on Form 10-K.

We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. Other than our Health and Nutrition segment, the segments do not have separate accounting, administration, customer service or purchasing functions. Shared corporate functions are allocated between the segments that they support. There are no intersegment sales and no operating segments have been aggregated. Given the nature of our business, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended July 3, 2016:
Sales	$63,788	$35,636	$31,950	$131,374
Gross profit	10,422	10,629	7,165	28,216
Selling, general, and administrative expenses	5,395	5,064	4,667	15,126
Operating income	5,027	5,565	2,498	13,090
Three months ended June 28, 2015:
Sales	$67,588	$33,908	$—	$101,496
Gross profit	10,714	10,021	—	20,735
Selling, general, and administrative expenses	5,199	4,692	—	9,891
Operating income	5,515	5,329	—	10,844

No significant changes to identifiable assets by segment occurred during the three months ended July 3, 2016.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended July 3, 2016 as compared to June 28, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 3, 2016 (“fiscal 2016”). References to fiscal 2017 refer to the fiscal year ending April 2, 2017.
Overview
We derive substantially all of our revenues from the sale of chemicals and specialty ingredients to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added chemical and specialty ingredients, including manufacturing, blending, and repackaging certain products.
Recent Acquisitions

During the third quarter of fiscal 2016, we acquired Stauber Performance Ingredients (“Stauber”) for $157.0 million on a cash-free, debt-free basis, subject to a customary working capital adjustment. The total consideration for the acquisition was $158.2 million ($156.7 million net of cash acquired). Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to the nutritional, food, pharmaceutical, cosmetic and pet care industries. The acquisition expanded our portfolio of value-added specialty products within new markets. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are included in our newly-formed Health and Nutrition operating segment, starting with our results for the fourth quarter of fiscal 2016.

On September 18, 2015, we acquired substantially all of the assets of Davis Supply, Inc. (“Davis”) for $4.5 million under the terms of an asset purchase agreement with Davis and its shareholders. We integrated this business into our existing Florida locations. The results of operations after the date of acquisition and the acquired assets are included in our Water Treatment Segment.

Share Repurchase Program

In the first quarter of fiscal 2015, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. No shares were repurchased during the three months ended July 3, 2016. During the first quarter of fiscal 2016, 13,850 shares at an aggregate purchase price of $0.6 million were repurchased. The remaining balance of shares available to be purchased under the current share repurchase program is 112,546 shares.

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

Financial Results

We use the last in, first out (“LIFO”) method for valuing a large portion of our inventory in our Industrial and Water Treatment segments, which causes the most recent product costs for those products to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. The change in the LIFO reserve and the related impact to gross profit was nominal for each of the three month periods ended July 3, 2016 and June 28, 2015. Inventories in the Health and Nutrition segment are valued using the first-in, first-out (“FIFO”) method.

Our Industrial and Water Treatment segments sell bulk commodity products. We disclose the sales of our bulk commodity products as a percentage of total sales dollars within each of those segments. Our definition of bulk commodity products includes products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities. We review our sales reporting on a periodic basis to ensure we are including all products that meet this definition. The disclosures in this document referring to sales of bulk commodity products have been updated for all periods presented based on the most recent review.

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended
	July 3, 2016	June 28, 2015
Sales	100.0%	100.0%
Cost of sales	(78.5)%	(79.6)%
Gross profit	21.5%	20.4%
Selling, general and administrative expenses	(11.5)%	(9.7)%
Operating income	10.0%	10.7%
Interest income, net	(0.6)%	—%
Income before income taxes	9.4%	10.7%
Income tax provision	(3.6)%	(4.0)%
Net income	5.8%	6.7%
Three Months Ended July 3, 2016 Compared to Three Months Ended June 28, 2015
Sales
Sales increased $29.9 million, or 29.4%, to $131.4 million for the three months ended July 3, 2016, as compared to $101.5 million for the same period of the prior year.
Industrial Segment. Industrial segment sales were $63.8 million for the three months ended July 3, 2016, a decrease of $3.8 million from $67.6 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 17% of sales dollars this quarter compared to 19% a year ago. While overall sales volumes increased somewhat from a year ago, lower commodity prices on many high-volume bulk products as well as a product mix shift to products with lower average selling prices led to the year-over-year decline in sales dollars.
Water Treatment Segment. Water Treatment segment sales increased $1.7 million, or 5.1%, to $35.6 million for the three months ended July 3, 2016, as compared to $33.9 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 13% of sales dollars in the current year compared to 16% a year ago. The increase in sales dollars was largely due to the business we acquired in the third quarter of fiscal 2016 and increased volumes of specialized products partially offset by lower volumes of bulk products.
Health & Nutrition Segment. Sales for our Health and Nutrition segment established in the third quarter of fiscal 2016 were $32.0 million for the first quarter of fiscal 2017.
Gross Profit
Gross profit was $28.2 million, or 21.5% of sales, for the three months ended July 3, 2016, an increase of $7.5 million from $20.7 million, or 20.4% of sales, for the same period of the prior year. The LIFO method of valuing inventory had a nominal impact on gross profit in our Industrial and Water Treatment segments for both this quarter and the comparable period in the prior year. Inventories in our Health and Nutrition Segment are valued using the FIFO method.
Industrial Segment. Gross profit for the Industrial segment decreased $0.3 million to $10.4 million, or 16.3% of sales, for the three months ended July 3, 2016, as compared to $10.7 million, or 15.9% of sales, for the same period of the prior year. Decreased volumes of certain products that carry higher per-unit margins, combined with increased operational costs, negatively impacted gross profits. In addition, market selling prices of certain bulk commodity products declined in advance of our products costs in inventory which unfavorably impacted our gross profit.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.6 million to $10.6 million, or 29.8% of sales, for the three months ended July 3, 2016, as compared to $10.0 million, or 29.6% of sales, for the same period of the prior year. The increase in gross profit dollars was primarily driven by increased sales volumes of specialized products that have higher per-unit margins as well as profits from the business acquired in the third quarter of fiscal 2016.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment was $7.2 million, or 22.4% of sales, for the first quarter of fiscal 2017.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $15.1 million, or 11.5% of sales, for the three months ended July 3, 2016, an increase of $5.2 million from $9.9 million, or 9.7% of sales, for the same period of the prior year. SG&A expenses in our Health and Nutrition segment were $4.7 million in the current quarter, including $1.2 million of amortization expense on acquired intangible assets. Expenses increased in our Water Treatment and Industrial segments largely as a result of the addition of sales and support personnel.
Operating Income
Operating income was $13.1 million for the three months ended July 3, 2016, as compared to $10.8 million for the same period of the prior year. Operating income provided by our Health and Nutrition segment was $2.5 million. Operating income in our Industrial segment decreased $0.5 million due to a combination of lower gross profit and higher SG&A expenses described above. Operating income in our Water Treatment segment increased by $0.2 million, with higher gross profit partially offset by increased SG&A expenses.
Interest (Expense) Income, Net
Interest expense increased by $0.7 million for the first quarter of fiscal 2017 compared to the same period of the prior year due to the interest costs on the debt added during the third quarter of fiscal 2016 to partially fund the Stauber acquisition.
Income Tax Provision
Our effective income tax rate was 38.5% for the three months ended July 3, 2016 compared to 37.5% for the three months ended June 28, 2015. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash provided by operating activities for the three months ended July 3, 2016 was $14.4 million, compared to $7.9 million for the same period of the prior year. The increase in cash provided by operating activities was driven by the added operating activity of the Health and Nutrition segment established in the third quarter of fiscal 2016, as well as the timing of inventory purchases and payments. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Cash used in investing activities was $8.3 million for the three months ended July 3, 2016, compared to $3.5 million for the three months ended June 28, 2015. Capital expenditures were $6.3 million for the three months ended July 3, 2016, compared to $5.2 million in the same period of the prior fiscal year. Included in capital expenditures for the first three months of fiscal 2017 was $3.3 million related to business expansion, inventory storage, and process improvements, including the purchase of one of our previously leased Florida locations, and $2.0 million related to facility improvements, replacement equipment, new and replacement containers, and Water Treatment trucks. We paid $2.2 million of additional purchase price for Stauber as closing cash, debt and working capital balances were finalized during the first quarter of fiscal 2017.
Cash used in financing activities was $4.9 million for the three months ended July 3, 2016, compared to cash used in financing activities of $5.0 million in the same period of the prior fiscal year. A cash debt repayment of $1.3 million was included in the three months ended July 3, 2016.

Cash was $21.2 million at July 3, 2016, an increase of $1.2 million as compared with the $20.0 million available as of April 3, 2016. Cash flows generated by operations during the three months ended July 3, 2016 were partially offset by capital expenditures, cash dividends paid, the Stauber acquisition purchase price adjustment, and debt repayment.

We expect our cash balances and funds available under our Credit Facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

On December 23, 2015, in connection with the Stauber acquisition described more fully in Note 3 to the condensed consolidated financial statements, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Term Loan facility requires mandatory quarterly repayments as outlined in Note 6 to the condensed consolidated financial statements, with the balance due at maturity. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all of our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a variable rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At July 3, 2016, the effective interest rate on our borrowings was 1.7%.
We used $131.0 million of the proceeds from the Credit Facility to fund our acquisition of Stauber. As of July 3, 2016 we had $34.0 million remaining available under the Revolving Loan Facility, which may be used for working capital, capital expenditures, restricted payments and acquisitions permitted under the credit agreement, and other general corporate purposes.
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
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We will be permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of July 3, 2016, we were in compliance with all required covenants.
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
As part of our growth strategy, we have acquired businesses and may pursue acquisitions or other strategic relationships in the future that we believe will compliment or expand our existing businesses or increase our customer base. We believe we could borrow additional funds under our current or new credit facilities or sell equity for strategic reasons or to further strengthen our financial position.
Critical Accounting Policies
Our significant accounting policies are set forth in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016. The accounting policies used in preparing our condensed consolidated financial statements for the first quarter of fiscal 2017 are the same as those described in that Annual Report.

Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the risk inherent in the cyclical nature of commodity chemical prices. However, we do not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We attempt to pass changes in the cost of our materials to our customers; however, there are no assurances that we will be able to pass on the increases in the future.

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

We acquired Stauber Performance Ingredients on December 23, 2015. In the conduct of our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting for the period ended July 3, 2016, we have excluded total assets of $201.5 million (of which $153.3 million represents goodwill and intangibles included within the scope of the assessment) and net sales of $32.0 million related to Stauber that are included in our condensed consolidated financial statements as of and for the three months ended July 3, 2016. We must include Stauber in the conduct of our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting no later than the third quarter of fiscal 2017.
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 3, 2016.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not sell or repurchase any shares of our common stock during the first quarter of fiscal 2017. As of July 3, 2016, the maximum number of shares available to be repurchased under the share repurchase program was 112,546.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
04/4/2016-05/1/2016	8,809	(1)	$36.11	—	112,546
05/2/2016-05/26/2016	—		—	—	112,546
05/30/2016-07/3/2016	—		$—	—	112,546
Total	8,809		—	—

(1) The shares of common stock in this row represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards and are not shares purchased under the Board of Directors authorization described below.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS-

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Amended and Restated By-Laws. (2)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Section 1350 Certification by Chief Executive Officer.
32.2	Section 1350 Certification by Chief Financial Officer.
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 3, 2016 filed with the SEC on August 3, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 3, 2016 and April 3, 2016, (ii) the Condensed Consolidated Statements of Income for the Three Months Ended July 3, 2016 and June 28, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended July 3, 2016 and June 28, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 3, 2016 and June 28, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

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
Dated: August 3, 2016

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 3, 2016 filed with the SEC on August 3, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 3, 2016 and April 3, 2016, (ii) the Condensed Consolidated Statements of Income for the Three Months Ended July 3, 2016 and June 28, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended July 3, 2016 and June 28, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 3, 2016 and June 28, 2015, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically