Form 10-Q
period 2016-10-02
HAWKINS INC
filed 2016-11-02
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 28, 2016
Common Stock, par value $.05 per share	10,612,582

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	October 2, 2016	April 3, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,650	$20,014
Trade receivables — less allowance for doubtful accounts:
$570 as of October 2, 2016 and $602 as of April 3, 2016	52,841	59,271
Inventories	54,351	47,719
Income taxes receivable	—	6,062
Prepaid expenses and other current assets	2,518	4,222
Total current assets	126,360	137,288
PROPERTY, PLANT, AND EQUIPMENT:	213,165	204,848
Less accumulated depreciation	95,280	88,527
Net property, plant, and equipment	117,885	116,321
OTHER ASSETS:
Goodwill	97,724	97,724
Intangible assets — less accumulated amortization:
$9,413 as of October 2, 2016 and $6,370 as of April 3, 2016	79,891	82,934
Other	1,051	2,224
Total other assets	178,666	182,882
Total assets	$422,911	$436,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$27,708	$30,121
Dividends payable	4,454	4,226
Accrued payroll and employee benefits	9,153	8,787
Income tax payable	1,261	—
Current portion of long-term debt	6,739	5,489
Due to sellers of acquired business	488	6,829
Container deposits	1,146	1,081
Other current liabilities	2,149	3,232
Total current liabilities	53,098	59,765
LONG-TERM DEBT, LESS CURRENT PORTION	106,934	123,616
PENSION WITHDRAWAL LIABILITY	6,126	6,282
DEFERRED INCOME TAXES	42,164	42,242
OTHER LONG-TERM LIABILITIES	1,763	3,611
Total liabilities	210,085	235,516
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,538,328 and 10,512,471 shares issued and outstanding as of October 2, 2016 and April 3, 2016, respectively	527	526
Additional paid-in capital	49,815	48,189
Retained earnings	162,605	152,265
Accumulated other comprehensive loss	(121)	(5)
Total shareholders’ equity	212,826	200,975
Total liabilities and shareholders’ equity	$422,911	$436,491
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Sales	$121,250	$94,592	$252,624	$196,088
Cost of sales	(94,218)	(74,781)	(197,376)	(155,542)
Gross profit	27,032	19,811	55,248	40,546
Selling, general and administrative expenses	(14,871)	(10,303)	(29,997)	(20,194)
Operating income	12,161	9,508	25,251	20,352
Interest (expense) income, net	(619)	(15)	(1,343)	6
Income before income taxes	11,542	9,493	23,908	20,358
Income tax provision	(4,352)	(3,815)	(9,114)	(7,889)
Net income	$7,190	$5,678	$14,794	$12,469

Weighted average number of shares outstanding - basic	10,536,309	10,545,992	10,524,724	10,563,267
Weighted average number of shares outstanding - diluted	10,586,939	10,589,824	10,581,253	10,614,484

Basic earnings per share	$0.68	$0.54	$1.41	$1.18
Diluted earnings per share	$0.68	$0.54	$1.40	$1.17

Cash dividends declared per common share	$0.42	$0.40	$0.42	$0.40
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Net income	$7,190	$5,678	$14,794	$12,469
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale investments	—	(34)	—	21
Unrealized loss on interest rate swap	(116)	—	(116)	—
Total comprehensive income	$7,074	$5,644	$14,678	$12,490
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 2, 2016	September 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,794	$12,469
Reconciliation to cash flows:
Depreciation and amortization	10,284	6,950
Amortization of debt issuance costs	68	—
Stock compensation expense	1,074	869
(Gain) loss from property disposals	(65)	4
Changes in operating accounts providing (using) cash:
Trade receivables	6,430	3,040
Inventories	(6,632)	(4,173)
Accounts payable	(1,116)	(121)
Accrued liabilities	(1,742)	(1,316)
Income taxes	3,182	1,908
Other	1,768	895
Net cash provided by operating activities	28,045	20,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,255)	(9,669)
Purchases of investments	—	(4,873)
Sale and maturities of investments	—	9,330
Acquisitions, net of cash acquired	(2,199)	(4,450)
Other	218	(56)
Net cash used in investing activities	(12,236)	(9,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,226)	(4,038)
New shares issued	553	530
Shares surrendered for payroll taxes	—	(379)
Shares repurchased	—	(4,801)
Payments on senior secured revolving credit facility	(13,000)	—
Payments on senior secured term loan	(2,500)	—
Net cash used in financing activities	(19,173)	(8,688)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,364)	2,119
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,014	18,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,650	$20,758

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$6,014	$5,981
Cash paid for interest	$1,196	$—
Noncash investing activities - capital expenditures in accounts payable	$588	$1,406
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
The results of operations for the six months ended October 2, 2016 are not necessarily indicative of the results that may be expected for the full year.
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
In July 2015, the FASB issued ASU 2015-11, which requires companies to change the measurement principal for inventory measured using the first-in, first-out (“FIFO”) or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, first-out (“LIFO”) method is unchanged by this guidance. The new guidance will be applied prospectively and will be effective for fiscal years beginning after December 15, 2016 (our fiscal year ending April 1, 2018), and interim periods within those years. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
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
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Weighted-average common shares outstanding—basic	10,536,309	10,545,992	10,524,724	10,563,267
Dilutive impact of performance units and restricted stock	50,630	43,832	56,529	51,217
Weighted-average common shares outstanding—diluted	10,586,939	10,589,824	10,581,253	10,614,484
For each of the three and six months ended October 2, 2016 and September 27, 2015, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.
Note 3 – Business Combinations
Acquisition of Stauber Performance Ingredients: On December 23, 2015, we acquired Stauber Performance Ingredients (“Stauber”) for $157.0 million on a cash-free, debt-free basis subject to a customary working capital adjustment. The total consideration for the acquisition was $158.2 million ($156.7 million net of cash acquired). We paid $156.0 million in cash at closing and paid an additional $2.2 million during the first quarter of fiscal 2017 based upon closing cash, debt and working capital balances. The purchase was funded with $131.0 million of proceeds from the credit facility described more fully in Note 8 as well as cash on hand.
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

The following pro forma information has been prepared as if the Stauber acquisition and the borrowing to finance the acquisition had occurred as of the beginning of fiscal 2016. The pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of the fiscal year, nor is it indicative of our future operational results. There is no pro forma information presented for the three and six months ended October 2, 2016 as Stauber’s results are included for the full periods.

	Three Months Ended September 27, 2015
(In thousands, except per share data)	As Reported	Pro Forma Stauber Adjustments	Combined Pro Forma Results
Pro forma net sales	$94,592	$29,448	$124,040
Pro forma net income	$5,678	$374	$6,052

Pro forma basic earnings per share	$0.54	$0.03	$0.57
Pro forma diluted earnings per share	$0.54	$0.03	$0.57
	Six Months Ended September 27, 2015
(In thousands, except per share data)	As Reported	Pro Forma Stauber Adjustments	Combined Pro Forma Results
Pro forma net sales	$196,088	$61,702	$257,790
Pro forma net income	$12,469	$1,633	$14,102

Pro forma basic earnings per share	$1.18	$0.16	$1.34
Pro forma diluted earnings per share	$1.17	$0.16	$1.33
Included in pro forma net income for the six months ended September 27, 2015 was a $0.9 million pre-tax non-operating gain recorded by Stauber, or $0.05 per share, fully diluted. The unaudited pro forma financial information above is adjusted to reflect the following: (a) interest expense, including amortization of debt issuance costs, related to the $131.0 million of debt used to fund the acquisition; (b) amortization expense related to the $71.5 million of identifiable intangible assets recognized in conjunction with the acquisition; (c) elimination of amortization of intangibles and interest expense previously reflected on Stauber’s financial statements; and (d) recording income taxes at an estimated statutory rate of 37.5% on the resulting pre-tax income.
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

The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets acquired based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)	Amount
Inventories	$145
Property, plant, and equipment	78
Intangible assets	2,532
Net assets acquired	2,755
Goodwill	1,745
Total purchase price	$4,500

Intangible assets recognized in connection with this acquisition consist of $2.4 million related to customer relationships to be amortized over 20 years, and $0.1 million related to a non-compete agreement to be amortized over five years. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. This goodwill is expected to be deductible for tax purposes.

Note 4- Derivative Instruments

On September 20, 2016, we entered into an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement will begin September 1, 2017 and will end concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

 As of October 2, 2016, we recorded $0.1 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. A long-term liability of $0.2 million is included in other-long term liabilities on our condensed consolidated balance sheet as of October 2, 2016. No amounts were reflected in other comprehensive income (loss) related to cash flow hedges for the three or six months ended September 27, 2015 or on the condensed consolidated balance sheet as of September 27, 2015 as we did not hold any derivative instruments at that time. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

By their nature, derivative instruments are subject to market risk. Derivative instruments are also subject to credit risk associated with counterparties to the derivative contracts. Credit risk associated with derivatives is measured based on the replacement cost should the counterparty with a contract in a gain position to us fail to perform under the terms of the contract. We do not anticipate nonperformance by the counterparty.

Note 5- Fair Value Measurements

Our financial assets and liabilities are measured at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We classify the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:
Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for the asset or liability.

Level 3:
Unobservable inputs for the asset or liability that are supported by little or no market activity. These fair values are determined using pricing models for which the assumptions utilize management’s estimates or market participant assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.  The fair value hierarchy requires the use of observable market data when available. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair value of interest rate swaps is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments.

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of October 2, 2016. There were no liabilities measured at fair value on a recurring basis as of April 3, 2016.
 0

(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swap	—	$194	—	$194

Note 6 – Inventories
Inventories at October 2, 2016 and April 3, 2016 consisted of the following:

	October 2, 2016	April 3, 2016
(In thousands)
Inventory (FIFO basis)	$58,123	$51,857
LIFO reserve	(3,772)	(4,138)
Net inventory	$54,351	$47,719
The FIFO value of inventories accounted for under the LIFO method was $41.7 million at October 2, 2016 and $36.5 million at April 3, 2016. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve decreased $0.3 million during the three months ended October 2, 2016 and decreased nominally during the three months ended September 27, 2015. During the six months ended October 2, 2016 the LIFO reserve decreased $0.4 million and decreased nominally for the six months ended September 27, 2015. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $97.7 million as of October 2, 2016 and April 3, 2016.
A summary of our intangible assets as of October 2, 2016 and April 3, 2016 is as follows:

	October 2, 2016			April 3, 2016
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	78,384	(5,548)	72,836	78,384	(3,289)	75,095
Trademarks and trade names	6,045	(1,464)	4,581	6,045	(1,090)	4,955
Other finite-life intangible assets	3,648	(2,401)	1,247	3,648	(1,991)	1,657
Total finite-life intangible assets	88,077	(9,413)	78,664	88,077	(6,370)	81,707
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,304	$(9,413)	$79,891	$89,304	$(6,370)	$82,934

Note 8 – Debt
Debt at October 2, 2016 and April 3, 2016 consisted of the following:

	October 2, 2016	April 3, 2016

(In thousands)
Senior secured term loan	$96,250	$98,750
Senior secured revolver	18,000	31,000
Total debt	114,250	129,750
Less: unamortized debt issuance costs	(577)	(645)
Less: current portion of long-term debt	(6,739)	(5,489)
Total long-term debt	$106,934	$123,616

Note 9 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 31, 2013 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the six months ended October 2, 2016 was approximately 38.1%, compared to an effective tax rate of 38.8% for the six months ended September 27, 2015. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our federal tax return filed for our fiscal year ended March 29, 2015 is currently under examination by the Internal Revenue Service.

During fiscal 2016, we recorded a gross unrecognized tax benefit of $1.9 million in other long-term liabilities on our consolidated balance sheet as a result of uncertain income tax positions taken by Stauber on its tax returns for periods prior to our acquisition. The Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns. Accordingly, we have also recorded an offsetting, long-term receivable for $1.9 million, and as such any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. We expect these uncertain income tax amounts to decrease as the applicable examination periods by the relevant taxing authorities expire. During the three months ended October 2, 2016 the unrecognized tax benefit and the offsetting receivable were reduced to $0.8 million due to the expiration of the statute of limitations. As of October 2, 2016 and April 3, 2016, the liability for uncertain tax positions and the corresponding receivable included $0.1 million and $0.3 million of interest and penalties, respectively.
Note 10 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2017 and fiscal 2016. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 54,028 shares in the aggregate for fiscal 2017. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the six months ended October 2, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	37,309	$40.89
Granted	28,853	43.10
Unvested at end of period	66,162	$41.85
We recorded compensation expense of $0.4 million and $0.8 million related to performance share units and restricted stock for the three and six months ended October 2, 2016, respectively. We recorded compensation expense of $0.3 million and $0.6 million related to performance share units and restricted stock for the three and six months ended September 27, 2015, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of October 2, 2016, there were 8,092 shares of restricted stock with a weighted averaged grant date fair value of $43.24 outstanding under this program. Compensation expense for each of the three and six months ended October 2, 2016 and September 27, 2015 related to restricted stock awards to the Board was $0.1 million.

Note 11 – Share Repurchase Program

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

No shares were repurchased during the six months ended October 2, 2016. During the first six months of fiscal 2016, 127,852 shares at an aggregate purchase price of $4.8 million were repurchased. The remaining balance of shares available to be purchased under the current share repurchase program is 112,546 shares.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended October 2, 2016:
Sales	$55,846	$36,856	$28,548	$121,250
Gross profit	10,185	11,072	5,775	27,032
Selling, general, and administrative expenses	5,392	4,953	4,526	14,871
Operating income	4,793	6,119	1,249	12,161
Three months ended September 27, 2015:
Sales	$58,346	$36,246	$—	$94,592
Gross profit	9,184	10,627	—	19,811
Selling, general, and administrative expenses	5,441	4,862	—	10,303
Operating income	3,743	5,765	—	9,508
Six months ended October 2, 2016:
Sales	$119,634	$72,492	$60,498	$252,624
Gross profit	20,607	21,701	12,940	55,248
Selling, general and administrative expenses	10,787	10,017	9,193	29,997
Operating income	9,820	11,684	3,747	25,251
Six months ended September 27, 2015:
Sales	$125,934	$70,154	$—	$196,088
Gross profit	19,898	20,648	—	40,546
Selling, general and administrative expenses	10,640	9,554	—	20,194
Operating income	9,258	11,094	—	20,352

No significant changes to identifiable assets by segment occurred during the six months ended October 2, 2016.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended October 2, 2016 as compared to the similar periods ended September 27, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 3, 2016 (“fiscal 2016”). References to fiscal 2017 refer to the fiscal year ending April 2, 2017.
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

Share Repurchase Program

In the first quarter of fiscal 2015, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. No shares were repurchased during the six months ended October 2, 2016. During the first half of fiscal 2016, 127,852 shares at an aggregate purchase price of $4.8 million were repurchased. The remaining balance of shares available to be purchased under the current share repurchase program is 112,546 shares.

New Operating Segment

In connection with the Stauber acquisition in fiscal 2016, we established our Health and Nutrition operating segment. This segment specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food and health and wellness products. This group offers a diverse product portfolio including minerals, botanicals and herbs, vitamins and amino acids, excipients, joint products, sweeteners and enzymes. This is a new operating segment for us. We have provided comparisons below to prior year pro forma financial data disclosed in Note 3 to our condensed consolidated interim financial statements.

Financial Results
We use the last in, first out (“LIFO”) method for valuing a large portion of our inventory in our Industrial and Water Treatment segments, which causes the most recent product costs for those products to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded a decrease in our LIFO reserve of $0.3 million for the three months ended October 2, 2016 and $0.4 million for the six months ended October 2, 2016, both of which increased our reported gross profit for those periods. We recorded a nominal decrease in our LIFO reserve for both the three and six months ended September 27, 2015. Inventories in the Health and Nutrition segment are valued using the first-in, first-out (“FIFO”) method.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Six months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(77.7)%	(79.1)%	(78.1)%	(79.3)%
Gross profit	22.3%	20.9%	21.9%	20.7%
Selling, general and administrative expenses	(12.3)%	(10.9)%	(11.9)%	(10.3)%
Operating income	10.0%	10.0%	10.0%	10.4%
Interest income, net	(0.5)%	—%	(0.5)%	—%
Income before income taxes	9.5%	10.0%	9.5%	10.4%
Income tax provision	(3.6)%	(4.0)%	(3.6)%	(4.0)%
Net income	5.9%	6.0%	5.9%	6.4%
Three Months Ended October 2, 2016 Compared to Three Months Ended September 27, 2015
Sales
Sales increased $26.7 million, or 28.2%, to $121.3 million for the three months ended October 2, 2016, as compared to $94.6 million reported for the same period of the prior year.
Industrial Segment. Industrial segment sales were $55.8 million for the three months ended October 2, 2016, a decrease of $2.5 million from $58.3 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 19% of sales dollars for both the current quarter and the same period in the prior year. Lower raw material costs on certain products drove lower selling prices and the decrease in sales dollars.
Water Treatment Segment. Water Treatment segment sales increased $0.6 million, or 1.7%, to $36.8 million for the three months ended October 2, 2016, as compared to $36.2 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 14% of sales dollars in the current year, compared to 15% in the same quarter a year ago. The increase in sales dollars was largely due to the business we acquired late in the second quarter of fiscal 2016 and increased volumes of specialized products, partially offset by lower per-unit selling prices due to reduced raw material costs on certain products.
Health & Nutrition Segment. Sales for our Health and Nutrition segment, which was established in the third quarter of fiscal 2016, were $28.5 million for the three months ended October 2, 2016. This compares to pro forma sales of $29.4 million for the same period last year and sales of $31.9 million in the first quarter of fiscal 2017. The lower sales this quarter were primarily due to fluctuations in the timing of customer orders and certain customers working down inventory on hand.
Gross Profit
Gross profit was $27.0 million, or 22.3% of sales, for the three months ended October 2, 2016, an increase of $7.2 million from $19.8 million, or 20.9% of sales, for the same period of the prior year.
Industrial Segment. Gross profit for the Industrial segment increased $1.0 million to $10.2 million, or 18.2% of sales, for the three months ended October 2, 2016, as compared to $9.2 million, or 15.7% of sales, for the same period of the prior year.

While sales volumes were relatively flat in the quarter, our gross profit was improved due to a favorable product mix shift, lower raw material costs for certain products, and operational efficiencies as we increased our on-hand inventories during the quarter. The improvement in gross profit as a percentage of sales was largely due to decreased selling prices resulting from lower raw material costs. The LIFO method of valuing inventory increased gross profit by $0.3 million in the current year and had a nominal impact on gross profit for the same period of the prior year.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.4 million to $11.1 million, or 30.0% of sales, for the three months ended October 2, 2016, as compared to $10.6 million, or 29.3% of sales, for the same period of the prior year. The increase in gross profit dollars was primarily driven by increased sales volumes of specialized products that have higher per-unit margins, as well as profits from the business we acquired late in the second quarter of fiscal 2016. The LIFO method of valuing inventory increased gross profit by $0.1 million for the three months ended October 2, 2016 and had a nominal impact during the same quarter of the prior year.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment was $5.8 million, or 20.2% of sales, for the second quarter of fiscal 2017. This is a decrease of $1.4 million from the gross profit reported in the first quarter primarily resulting from lower sales with fixed production overhead costs. Inventories in this segment are valued using the FIFO method.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $14.9 million, or 12.3% of sales, for the three months ended October 2, 2016, an increase of $4.6 million from $10.3 million, or 10.9% of sales, for the same period of the prior year. SG&A expenses in our Health and Nutrition segment accounted for $4.5 million of the increase in the current quarter, and includes $1.2 million of amortization expense on acquired intangible assets.
Operating Income
Operating income was $12.2 million for the three months ended October 2, 2016, as compared to $9.5 million for the same period of the prior year. Operating income provided by our new Health and Nutrition segment was $1.2 million. Operating income in our Industrial segment increased by $1.1 million and operating income in our Water Treatment segment increased by $0.4 million driven by higher gross profits in both segments.
Interest (Expense) Income, Net
Interest expense increased by $0.6 million for the second quarter of fiscal 2017, compared to the same period of the prior year, due to the interest costs on the debt added during the third quarter of fiscal 2016 to partially fund the Stauber acquisition.
Income Tax Provision
Our effective income tax rate was 37.7% for the three months ended October 2, 2016 compared to 40.2% for the three months ended September 27, 2015. Our tax rate for the quarter ended September 27, 2015 was impacted by $0.3 million of state income expense related to an audit assessment which covered multiple years. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Six months ended October 2, 2016 Compared to the Six months ended September 27, 2015
Sales
Sales increased $56.5 million, or 28.8%, to $252.6 million for the six months ended October 2, 2016, as compared to $196.1 million for the same period of the prior year.
Industrial Segment. Industrial segment sales were $119.6 million for the six months ended October 2, 2016, a decrease of $6.3 million from $125.9 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 18% of sales dollars for the six months ended October 2, 2016 compared to 19% for the same period of the previous year. Lower raw material costs on certain products drove lower selling prices and the decrease in sales dollars.
Water Treatment Segment. Water Treatment segment sales increased $2.3 million, or 3.3%, to $72.5 million for the six months ended October 2, 2016, as compared to $70.2 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 14% of sales dollars in the current year compared to 16% a year ago. The increase in sales dollars was largely due to the business we acquired late in the second quarter of fiscal 2016 and increased volumes of specialized products partially offset by lower volumes of bulk products.

Health & Nutrition Segment. Sales for our Health and Nutrition segment established in the third quarter of fiscal 2016 were $60.5 million for the six months ended October 2, 2016. This compares to pro forma sales of $61.7 million for the same period last year.
Gross Profit
Gross profit was $55.2 million, or 21.9% of sales, for the six months ended October 2, 2016, an increase of $14.7 million from $40.5 million, or 20.7% of sales, for the same period of the prior year.
Industrial Segment. Gross profit for the Industrial segment increased $0.7 million to $20.6 million, or 17.2% of sales, for the six months ended October 2, 2016, as compared to $19.9 million, or 15.8% of sales, for the same period of the prior year. The LIFO method of valuing inventory increased gross profit in our Industrial segment by $0.3 million during the first half of fiscal 2017 and had a nominal impact on the same period of the prior year. Gross profit also increased year over year as a result of a product mix shift to products that carry higher per-unit margins. The improvement in gross profit as a percentage of sales was largely due to decreased selling prices resulting from lower raw material costs.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.1 million to $21.7 million, or 29.9% of sales, for the six months ended October 2, 2016, as compared to $20.6 million, or 29.4% of sales, for the same period of the prior year. The increase in gross profit dollars was primarily driven by increased sales volumes of specialized products that have higher per-unit margins as well as profits from the business we acquired late in the second quarter of fiscal 2016. The LIFO method of valuing inventory increased gross profits in our Water Treatment segment by $0.1 million during the first half of fiscal 2017 and had a nominal impact on the same period of the prior year.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment was $12.9 million, or 21.4% of sales, for the six months ended October 2, 2016. Inventories in this segment are valued using the FIFO method.
Selling, General and Administrative Expenses
SG&A expenses were $30.0 million, or 11.9% of sales, for the six months ended October 2, 2016, an increase of $9.8 million from $20.2 million, or 10.3% of sales, for the same period of the prior year. SG&A expenses in our Health and Nutrition segment were $9.2 million for the six months ended October 2, 2016, including $2.4 million of amortization expense on acquired intangible assets. Expenses increased in our Water Treatment and Industrial segments largely as a result of the addition of sales and support personnel.
Operating Income
Operating income was $25.3 million for the six months ended October 2, 2016, as compared to $20.4 million for the same period of the prior year. Operating income provided by our Health and Nutrition segment was $3.7 million. Operating income in our Industrial segment increased $0.6 million and operating income in our Water Treatment segment increased by $0.6 million, with higher gross profit partially offset by increased SG&A expenses in both segments.
Interest (Expense) Income, Net
Interest expense increased by $1.3 million for the six months ended October 2, 2016, compared to the same period of the prior, year due to the interest costs on the debt added during the third quarter of fiscal 2016 to partially fund the Stauber acquisition.
Income Tax Provision
Our effective income tax rate was 38.1% for the six months ended October 2, 2016 compared to 38.8% for the six months ended September 27, 2015. Our tax rate for the six months ended September 27, 2015 was impacted by $0.3 million of state income expense related to an audit assessment which covered multiple years. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended October 2, 2016 was $28.0 million, compared to $20.5 million for the same period of the prior year. The increase in cash provided by operating activities was primarily driven by the added operating activity of the Health and Nutrition segment established in the third quarter of fiscal 2016. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.

Cash used in investing activities was $12.2 million for the six months ended October 2, 2016, compared to $9.7 million for the six months ended September 27, 2015. Capital expenditures were $10.3 million for the six months ended October 2, 2016, compared to $9.7 million in the same period of the prior fiscal year. Included in capital expenditures for the first six months of fiscal 2017 was $4.3 million related to business expansion, inventory storage, and process improvements, including the purchase of one of our previously leased Florida locations, and $4.0 million related to facility improvements, replacement equipment, new and replacement containers, and Water Treatment trucks. We paid $2.2 million of additional purchase price for Stauber as closing cash, debt and working capital balances were finalized during the half of fiscal 2017.
Cash used in financing activities was $19.2 million for the six months ended October 2, 2016, compared to cash used in financing activities of $8.7 million in the same period of the prior fiscal year. Included in financing activities were debt repayments of $2.5 million on our Term Loan Facility (as defined below) and $13.0 million on our Revolving Loan Facility (as defined below) which were made in the six months ended October 2, 2016. In the first six months of the prior fiscal year we used $4.8 million of cash for our share repurchase program.
Cash was $16.6 million at October 2, 2016, a decrease of $3.4 million as compared with the $20.0 million available as of April 3, 2016. Cash flows generated by operations during the six months ended October 2, 2016 were offset by capital expenditures, cash dividends paid, the Stauber acquisition purchase price adjustment, and debt repayments.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

On December 23, 2015, in connection with the Stauber acquisition described more fully in Note 3 to the condensed consolidated financial statements, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Term Loan facility requires mandatory quarterly repayments, with the balance due at maturity. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all of our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a variable rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At October 2, 2016, the effective interest rate on our borrowings was 1.8%.
On September 20, 2016, we entered into an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement will begin September 1, 2017 and will end concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.
We used $131.0 million of the proceeds from the Credit Facility to fund our acquisition of Stauber. During the first six months of fiscal 2017, we repaid $13.0 million on the Revolving Loan Facility. Accordingly, as of October 2, 2016 we had $47.0 million remaining available under the Revolving Loan Facility, which may be used for working capital, capital expenditures, restricted payments and acquisitions permitted under the credit agreement, and other general corporate purposes.
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is 0.25% to 0.3%, depending on our leverage ratio.

Debt issuance costs of $0.7 million paid to lenders are reflected as a reduction of long-term debt and are being amortized as interest expense over the term of the credit facility.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of October 2, 2016, we were in compliance with all required covenants.
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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Credit Facility. A 25 basis point change in interest rates would potentially increase or decrease annual interest expense by approximately $0.3 million. In the second quarter of fiscal 2017, we entered into an interest rate swap that will convert a portion of our variable rate debt into a fixed rate obligation. The new swap agreement will begin September 1, 2017 and will end concurrently with the expiration of our Credit Facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

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

We acquired Stauber Performance Ingredients on December 23, 2015. In the conduct of our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting for the period ended October 2, 2016, we have excluded total assets of $194.3 million (of which $152.1 million represents goodwill and intangibles included within the scope of the assessment) and net sales of $28.5 million and $60.5 million related to Stauber that are included in our condensed consolidated financial statements as of and for the three and six months ended October 2, 2016. We must include Stauber in the conduct of our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting no later than the third quarter of fiscal 2017.
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not sell or repurchase any shares of our common stock during the second quarter of fiscal 2017. As of October 2, 2016, the maximum number of shares available to be repurchased under the share repurchase program was 112,546.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended October 2, 2016 filed with the SEC on November 2, 2016 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at October 2, 2016 and April 3, 2016, (ii) the Condensed Consolidated Statements of Income for the Three and Six months ended October 2, 2016 and September 27, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six months ended October 2, 2016 and September 27, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the Six months ended October 2, 2016 and September 27, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

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
Dated: November 2, 2016

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended October 2, 2016 filed with the SEC on November 2, 2016 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at October 2, 2016 and April 3, 2016, (ii) the Condensed Consolidated Statements of Income for the Three and Six months ended October 2, 2016 and September 27, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six months ended October 2, 2016 and September 27, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the Six months ended October 2, 2016 and September 27, 2015, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically