Form 10-Q
period 2017-01-01
HAWKINS INC
filed 2017-02-09
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2017
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at February 3, 2017
Common Stock, par value $.05 per share	10,632,556

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	January 1, 2017	April 3, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,381	$20,014
Trade receivables — less allowance for doubtful accounts:
$468 as of January 1, 2017 and $602 as of April 3, 2016	52,282	59,271
Inventories	50,256	47,719
Income taxes receivable	994	6,062
Prepaid expenses and other current assets	5,084	4,222
Total current assets	116,997	137,288
PROPERTY, PLANT, AND EQUIPMENT:	218,248	204,848
Less accumulated depreciation	98,016	88,527
Net property, plant, and equipment	120,232	116,321
OTHER ASSETS:
Goodwill	97,556	97,724
Intangible assets — less accumulated amortization:
$10,933 as of January 1, 2017 and $6,370 as of April 3, 2016	78,370	82,934
Other	1,586	2,224
Total other assets	177,512	182,882
Total assets	$414,741	$436,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$21,857	$30,121
Dividends payable	—	4,226
Accrued payroll and employee benefits	9,083	8,787
Current portion of long-term debt	7,364	5,489
Due to sellers of acquired business	341	6,829
Container deposits	1,160	1,081
Other current liabilities	2,093	3,232
Total current liabilities	41,898	59,765
LONG-TERM DEBT, LESS CURRENT PORTION	105,092	123,616
PENSION WITHDRAWAL LIABILITY	6,047	6,282
DEFERRED INCOME TAXES	42,717	42,242
OTHER LONG-TERM LIABILITIES	1,644	3,611
Total liabilities	197,398	235,516
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,538,328 and 10,512,471 shares issued and outstanding as of January 1, 2017 and April 3, 2016, respectively	527	526
Additional paid-in capital	50,391	48,189
Retained earnings	166,153	152,265
Accumulated other comprehensive income (loss)	272	(5)
Total shareholders’ equity	217,343	200,975
Total liabilities and shareholders’ equity	$414,741	$436,491
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Sales	$112,351	$88,375	$364,975	$284,463
Cost of sales	(91,439)	(73,666)	(288,815)	(229,208)
Gross profit	20,912	14,709	76,160	55,255
Selling, general and administrative expenses	(14,916)	(12,825)	(44,913)	(33,019)
Operating income	5,996	1,884	31,247	22,236
Interest expense, net	(634)	(27)	(1,977)	(21)
Income before income taxes	5,362	1,857	29,270	22,215
Income tax provision	(1,811)	(1,042)	(10,925)	(8,931)
Net income	$3,551	$815	$18,345	$13,284

Weighted average number of shares outstanding - basic	10,538,328	10,478,266	10,529,259	10,534,933
Weighted average number of shares outstanding - diluted	10,595,140	10,528,126	10,592,550	10,591,543

Basic earnings per share	$0.34	$0.08	$1.74	$1.26
Diluted earnings per share	$0.34	$0.08	$1.73	$1.25

Cash dividends declared per common share	$—	$—	$0.42	$0.40
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net income	$3,551	$815	$18,345	$13,284
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale investments	—	5	—	26
Unrealized gain on interest rate swap	393	—	277	—
Total comprehensive income	$3,944	$820	$18,622	$13,310
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	January 1, 2017	December 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,345	$13,284
Reconciliation to cash flows:
Depreciation and amortization	15,453	10,468
Amortization of debt issuance costs	102	—
Loss on disposal of investments	—	101
Deferred income taxes	171	(120)
Stock compensation expense	1,650	1,277
Gain from property disposals	(61)	(18)
Changes in operating accounts providing (using) cash:
Trade receivables	7,275	3,793
Inventories	(2,537)	(1,944)
Accounts payable	(7,456)	(2,019)
Accrued liabilities	(1,928)	2,125
Income taxes	848	(2,287)
Other	(869)	(868)
Net cash provided by operating activities	30,993	23,792
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(15,811)	(17,113)
Purchases of investments	—	(6,092)
Sale and maturities of investments	—	34,710
Acquisitions, net of cash acquired	(2,199)	(150,772)
Other	264	237
Net cash used in investing activities	(17,746)	(139,030)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,683)	(8,257)
New shares issued	553	530
Shares surrendered for payroll taxes	—	(379)
Shares repurchased	—	(4,801)
Payments on senior secured revolving credit facility	(13,000)	—
Payments on senior secured term loan	(3,750)	—
Payments for debt issuance costs	—	(679)
Proceeds from long-term borrowings	—	100,000
Proceeds from revolver borrowings	—	31,000
Net cash (used in) provided by financing activities	(24,880)	117,414
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,633)	2,176
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,014	18,639
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,381	$20,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$9,976	$9,070
Cash paid for interest	$1,746	$—
Noncash investing activities - capital expenditures in accounts payable	$1,076	$840
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
The results of operations for the nine months ended January 1, 2017 are not necessarily indicative of the results that may be expected for the full year.
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
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Weighted-average common shares outstanding—basic	10,538,328	10,478,266	10,529,259	10,534,933
Dilutive impact of performance units and restricted stock	56,812	49,860	63,291	56,610
Weighted-average common shares outstanding—diluted	10,595,140	10,528,126	10,592,550	10,591,543
For each of the three and nine months ended January 1, 2017 and December 27, 2015, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.
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
Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to the nutritional, food, pharmaceutical, cosmetic and pet care industries. The acquisition expanded our portfolio of value-added specialty products within new markets. Stauber had revenues of approximately $118.0 million for the twelve months ended December 23, 2015, the date of the acquisition. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are included in our recently-formed Health and Nutrition operating segment.
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

The fair value of acquired identifiable intangible assets was determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and expectations and assumptions that have been deemed reasonable by management. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy. None of the intangible assets are deductible for income tax purposes. As a result, a $28.6 million deferred tax liability was recorded on the opening balance sheet for the amount of non-deductible amortization expense.

The purchase price of Stauber exceeded the acquisition-date amounts of the identifiable assets acquired less the liabilities assumed by $84.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to our businesses, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. None of the goodwill is deductible for income tax purposes.
The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)	Amount
Cash and cash equivalents (a)	$1,502
Trade receivables	16,023
Inventories	10,207
Other assets	900
Property, plant, and equipment	10,989
Intangible assets	71,459
Accounts payable	(5,398)
Accrued expenses and other current liabilities (a)	(2,925)
Deferred income taxes	(28,565)
Other non-current liabilities	(79)
Net assets acquired	74,113
Goodwill	84,063
Total preliminary purchase price	158,176
Less acquired cash	(1,502)
Preliminary purchase price, net of cash acquired	$156,674
(a) In addition to these balances, $7.3 million of cash and current accrued liabilities that relate to stock and other acquisition-related compensation payments were recorded by Stauber as of the acquisition date but were paid subsequent to the acquisition date.

The following pro forma information has been prepared as if the Stauber acquisition and the borrowing to finance the acquisition had occurred as of the beginning of fiscal 2016. The pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of the fiscal year, nor is it indicative of our future operational results. There is no pro forma information presented for the three and nine months ended January 1, 2017 as Stauber’s results are included in those periods.

	Three Months Ended December 27, 2015
(In thousands, except per share data)	As Reported	Pro Forma Stauber Adjustments	Combined Pro Forma Results
Pro forma net sales	$88,375	$25,989	$114,364
Pro forma net income	$815	$2,406	$3,221

Pro forma basic earnings per share	$0.08	$0.23	$0.31
Pro forma diluted earnings per share	$0.08	$0.23	$0.31
	Nine Months Ended December 27, 2015
(In thousands, except per share data)	As Reported	Pro Forma Stauber Adjustments	Combined Pro Forma Results
Pro forma net sales	$284,463	$87,691	$372,154
Pro forma net income	$13,284	$4,041	$17,325

Pro forma basic earnings per share	$1.26	$0.38	$1.64
Pro forma diluted earnings per share	$1.25	$0.38	$1.63
Included in pro forma net income for the nine months ended December 27, 2015 was a $0.9 million pre-tax non-operating gain recorded by Stauber, or $0.05 per fully diluted share, after tax. The unaudited pro forma financial information above is adjusted to reflect the following: (a) interest expense, including amortization of debt issuance costs, related to the $131.0 million of debt used to fund the acquisition; (b) amortization expense related to the $71.5 million of identifiable intangible assets recognized in conjunction with the acquisition; (c) elimination of amortization of intangibles and interest expense previously reflected on Stauber’s financial statements; (d) elimination of stock and other acquisition-related compensation recorded by Stauber, and $2.7 million of pre-tax transaction-related expenses recorded by us; and (e) recording income taxes at an estimated statutory rate of 37.5% on the pro forma adjustments.
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

Note 4 – Derivative Instruments

On September 20, 2016, we entered into an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement will begin September 1, 2017 and will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

 As of January 1, 2017, we recorded $0.3 million in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. An asset of $0.5 million is included in other long-term assets on our condensed consolidated balance sheet as of January 1, 2017. No amounts were reflected in other comprehensive income related to cash flow hedges for the three or nine months ended December 27, 2015 or on the condensed consolidated balance sheet as of December 27, 2015 as we did not hold any derivative instruments at that time. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

Note 5 – Fair Value Measurements

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

The following table summarizes the balances of assets measured at fair value on a recurring basis as of January 1, 2017. There were no assets measured at fair value on a recurring basis as of April 3, 2016.
 0

(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swap	—	$461	—	$461
Note 6 – Inventories
Inventories at January 1, 2017 and April 3, 2016 consisted of the following:

	January 1, 2017	April 3, 2016
(In thousands)
Inventory (FIFO basis)	$53,644	$51,857
LIFO reserve	(3,388)	(4,138)
Net inventory	$50,256	$47,719
The FIFO value of inventories accounted for under the LIFO method was $38.3 million at January 1, 2017 and $36.5 million at April 3, 2016. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve decreased $0.4 million during the three months ended January 1, 2017 and increased nominally during the three months ended December 27, 2015. During the nine months ended January 1, 2017 the LIFO reserve decreased $0.8 million and increased nominally for the nine months ended December 27, 2015. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $97.6 million as of January 1, 2017 and $97.7 million as of April 3, 2016. Goodwill changed slightly during the three months ended January 1, 2017, as purchase accounting related to the Stauber acquisition was finalized.
A summary of our intangible assets as of January 1, 2017 and April 3, 2016 is as follows:

	January 1, 2017			April 3, 2016
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	78,383	(6,688)	71,695	78,384	(3,289)	75,095
Trademarks and trade names	6,045	(1,639)	4,406	6,045	(1,090)	4,955
Other finite-life intangible assets	3,648	(2,606)	1,042	3,648	(1,991)	1,657
Total finite-life intangible assets	88,076	(10,933)	77,143	88,077	(6,370)	81,707
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(10,933)	$78,370	$89,304	$(6,370)	$82,934

Note 8 – Debt
Debt at January 1, 2017 and April 3, 2016 consisted of the following:

	January 1, 2017	April 3, 2016

(In thousands)
Senior secured term loan	$95,000	$98,750
Senior secured revolver	18,000	31,000
Total debt	113,000	129,750
Less: unamortized debt issuance costs	(544)	(645)
Less: current portion of long-term debt	(7,364)	(5,489)
Total long-term debt	$105,092	$123,616

Note 9 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 31, 2013 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the nine months ended January 1, 2017 was approximately 37.3%, compared to an effective tax rate of 40.2% for the nine months ended December 27, 2015. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. The increase in the effective tax rate for the prior year was driven by approximately $0.5 million of income tax expense related to $1.3 million of Stauber acquisition-related expenditures that were not deductible for tax purposes and were recorded as discrete items during the three months ended December 27, 2015. The effective tax rate for the prior year was also increased by income tax expense of $0.2 million related to a preliminary audit finding by a state income tax jurisdiction covering multiple years. Our federal tax return filed for our fiscal year ended March 29, 2015 is currently under examination by the Internal Revenue Service.

During fiscal 2016, we recorded a gross unrecognized tax benefit of $1.9 million in other long-term liabilities on our consolidated balance sheet as a result of uncertain income tax positions taken by Stauber on its tax returns for periods prior to our acquisition. The Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns. Accordingly, we have also recorded an offsetting, long-term receivable for $1.9 million, and, as such, any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. We expect these uncertain income tax amounts to decrease as the applicable examination periods by the relevant taxing authorities expire. During the nine months ended January 1, 2017 the unrecognized tax benefit and the offsetting receivable were reduced to $0.8 million due to the expiration of the statute of limitations. As of January 1, 2017 and April 3, 2016, the liability for uncertain tax positions and the corresponding receivable included $0.1 million and $0.3 million of interest and penalties, respectively.
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

The following table represents the restricted stock activity for the nine months ended January 1, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	37,309	$40.89
Granted	28,853	43.10
Unvested at end of period	66,162	$41.85
We recorded compensation expense of $0.4 million and $1.1 million related to performance share units and restricted stock for the three and nine months ended January 1, 2017, respectively. We recorded compensation expense of $0.3 million and $0.9 million related to performance share units and restricted stock for the three and nine months ended December 27, 2015, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of January 1, 2017, there were 8,092 shares of restricted stock with a weighted averaged grant date fair value of $43.24 outstanding under this program. Compensation expense for each of the three and nine months ended January 1, 2017 and December 27, 2015 related to restricted stock awards to the Board was $0.1 million and $0.2 million, respectively.

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

No shares were repurchased during the nine months ended January 1, 2017. During the first nine months of fiscal 2016, 127,852 shares at an aggregate purchase price of $4.8 million were repurchased. The remaining balance of shares available to be repurchased under the current share repurchase program is 112,546 shares.

Note 12 – Litigation, Commitments and Contingencies

Litigation — There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.
Note 13 – Segment Information
We have three reportable segments: Industrial, Water Treatment, and Health and Nutrition. Our Health and Nutrition segment was established as a result of our acquisition of Stauber near the end of the third quarter of fiscal 2016. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our fiscal 2016 Annual Report on Form 10-K.

We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. Other than our Health and Nutrition segment, the segments do not have separate accounting, administration, customer service or purchasing functions. We allocate certain corporate expenses to our operating segments, and we began allocating a portion of these costs to the Health and Nutrition segment in fiscal 2017. Corporate costs allocated to Health and Nutrition were $0.5 million for the three months ended January 1, 2017 and $1.5 million for the nine months ended January 1, 2017; these costs would have otherwise been allocated to Industrial (approximately $0.3 million for the three months ended January 1, 2017 and $0.9 million for the nine month period) and Water Treatment (approximately $0.2 million for the three months ended January 1, 2017 and $0.6 million for the nine month period). There are no intersegment sales and no operating segments have been aggregated. Given the nature of our business, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended January 1, 2017:
Sales	$57,083	$28,098	$27,170	$112,351
Gross profit	8,371	7,242	5,299	20,912
Selling, general, and administrative expenses	5,467	4,808	4,641	14,916
Operating income	2,904	2,434	658	5,996
Three months ended December 27, 2015:
Sales	$59,326	$29,049	$—	$88,375
Gross profit	7,474	7,235	—	14,709
Selling, general, and administrative expenses	5,421	4,714	2,690	12,825
Operating income (loss)	2,053	2,521	(2,690)	1,884
Nine months ended January 1, 2017:
Sales	$176,717	$100,590	$87,668	$364,975
Gross profit	28,978	28,943	18,239	76,160
Selling, general and administrative expenses	16,254	14,825	13,834	44,913
Operating income	12,724	14,118	4,405	31,247
Nine months ended December 27, 2015:
Sales	$185,260	$99,203	$—	$284,463
Gross profit	27,372	27,883	—	55,255
Selling, general and administrative expenses	16,061	14,268	2,690	33,019
Operating income (loss)	11,311	13,615	(2,690)	22,236

No significant changes to identifiable assets by segment occurred during the nine months ended January 1, 2017.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended January 1, 2017 as compared to the similar periods ended December 27, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 3, 2016 (“fiscal 2016”). References to fiscal 2017 refer to the fiscal year ending April 2, 2017.
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
Recent Acquisitions

Near the end of the third quarter of fiscal 2016, we acquired Stauber Performance Ingredients (“Stauber”) for $157.0 million on a cash-free, debt-free basis, subject to a customary working capital adjustment. The total consideration for the acquisition was $158.2 million ($156.7 million net of cash acquired). Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to the nutritional, food, pharmaceutical, cosmetic and pet care industries. The acquisition expanded our portfolio of value-added specialty products within new markets. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are included in our recently-formed Health and Nutrition operating segment, starting with our results for the fourth quarter of fiscal 2016.

On September 18, 2015, we acquired substantially all of the assets of Davis Supply, Inc. (“Davis”) for $4.5 million under the terms of an asset purchase agreement with Davis and its shareholders. We integrated this business into our existing Florida locations. The results of operations after the date of acquisition and the acquired assets are included in our Water Treatment Segment.

Share Repurchase Program

In the first quarter of fiscal 2015, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. No shares were repurchased during the nine months ended January 1, 2017. During the first nine months of fiscal 2016, 127,852 shares at an aggregate purchase price of $4.8 million were repurchased. The remaining balance of shares available to be repurchased under the current share repurchase program is 112,546 shares.

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

Financial Results

We use the last in, first out (“LIFO”) method for valuing a large portion of our inventory in our Industrial and Water Treatment segments, which causes the most recent product costs for those products to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded a decrease in our LIFO reserve of $0.4 million for the three months ended

January 1, 2017 and $0.8 million for the nine months ended January 1, 2017, both of which increased our reported gross profit for those periods. We recorded a nominal increase in our LIFO reserve for both the three and nine months ended December 27, 2015. Inventories in the Health and Nutrition segment are valued using the first-in, first-out (“FIFO”) method.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Nine months ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(81.4)%	(83.4)%	(79.1)%	(80.6)%
Gross profit	18.6%	16.6%	20.9%	19.4%
Selling, general and administrative expenses	(13.3)%	(14.5)%	(12.3)%	(11.6)%
Operating income	5.3%	2.1%	8.6%	7.8%
Interest income, net	(0.6)%	—%	(0.5)%	—%
Income before income taxes	4.7%	2.1%	8.1%	7.8%
Income tax provision	(1.6)%	(1.2)%	(3.0)%	(3.1)%
Net income	3.1%	0.9%	5.1%	4.7%
Three Months Ended January 1, 2017 Compared to Three Months Ended December 27, 2015
Sales
Sales increased $24.0 million, or 27.1%, to $112.4 million for the three months ended January 1, 2017, as compared to $88.4 million reported for the same period of the prior year.
Industrial Segment. Industrial segment sales were $57.1 million for the three months ended January 1, 2017, a decrease of $2.2 million from $59.3 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 20% of sales dollars for the three months ended January 1, 2017 and 21% for the same period in the prior year. Sales decreased primarily due to decreased per-unit selling prices resulting from lower raw material prices on certain products, and to a lesser extent, a decrease in overall sales volumes.
Water Treatment Segment. Water Treatment segment sales decreased $0.9 million, or 3.3%, to $28.1 million for the three months ended January 1, 2017, as compared to $29.0 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 17% of sales dollars in the both the three months ended January 1, 2017 and the same period a year ago. Overall sales volumes increased slightly year over year, but a decrease in equipment project revenues along with lower per-unit selling prices due largely to reduced raw material prices on certain products led to a reduction in sales dollars.
Health & Nutrition Segment. Sales for our Health and Nutrition segment, which was established near the end of the third quarter of fiscal 2016, were $27.2 million for the three months ended January 1, 2017. This compares to pro forma sales of $26.0 million for the same period a year ago and sales of $28.5 million in the second quarter of fiscal 2017.
Gross Profit
Gross profit was $20.9 million, or 18.6% of sales, for the three months ended January 1, 2017, an increase of $6.2 million from $14.7 million, or 16.6% of sales, for the same period of the prior year.

Industrial Segment. Gross profit for the Industrial segment increased $0.9 million to $8.4 million, or 14.7% of sales, for the three months ended January 1, 2017, as compared to $7.5 million, or 12.6% of sales, for the same period of the prior year. The LIFO method of valuing inventory increased gross profit by $0.3 million in the current year and had a nominal impact on gross profit for the same period of the prior year. Despite a slight decrease in overall sales volumes, gross profit dollars and gross profit as a percentage of sales increased, primarily due to improved per-unit margins on certain of our specialized products. The improvement in gross profit as a percentage of sales was also due to decreased selling prices resulting from lower raw material costs.
Water Treatment Segment. Gross profit for the Water Treatment segment was $7.2 million for both the three months ended January 1, 2017 and the same period of the prior year. Gross profit as a percentage of sales was 25.8% for the three months ended January 1, 2017, as compared to 24.9% for the same period of the prior year. The LIFO method of valuing inventory increased gross profit by $0.1 million for the three months ended January 1, 2017 and had a nominal impact during the same quarter of the prior year. Although we experienced a slight increase in overall volumes, gross profit dollars were flat due to decreased per-unit margins on certain high-volume products.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment was $5.3 million, or 19.5% of sales, for the third quarter of fiscal 2017. This is a decrease of $0.5 million from the gross profit reported in the second quarter primarily resulting from lower sales with operational overhead costs that are largely fixed in nature. Inventories in this segment are valued using the FIFO method.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $14.9 million, or 13.3% of sales, for the three months ended January 1, 2017, an increase of $2.1 million from $12.8 million, or 14.5% of sales, for the same period of the prior year. We incurred $2.7 million of expenses related to our acquisition of Stauber, which were reported in our Health and Nutrition segment in the third quarter of the prior year. SG&A expenses in our Health and Nutrition segment in the current year were $4.6 million, including $1.2 million of amortization expense on acquired intangible assets and $0.5 million of allocated corporate costs. In addition to the $4.1 million of costs incurred within the Health and Nutrition segment, SG&A costs incurred elsewhere in the company increased by $0.7 million compared to the prior year, with this increase driven primarily by the addition of sales and support personnel in our Industrial and Water Treatment segments.
Operating Income
Operating income was $6.0 million for the three months ended January 1, 2017, as compared to $1.9 million for the same period of the prior year. The prior year’s operating income was negatively impacted by $2.7 million of expenses related to our acquisition of Stauber. Operating income provided by our new Health and Nutrition segment was $0.7 million. Operating income in our Industrial segment increased by $0.9 million driven by higher gross profits. Operating income in our Water Treatment segment decreased by $0.1 million due to slightly lower gross profits and increased SG&A expenses in that segment.
Interest (Expense) Income, Net
Interest expense increased by $0.6 million for the third quarter of fiscal 2017, compared to the same period of the prior year, due to the interest costs on the debt added late in the third quarter of fiscal 2016 to partially fund the Stauber acquisition.
Income Tax Provision
Our effective income tax rate was 33.8% for the three months ended January 1, 2017 compared to 56.1% for the three months ended December 27, 2015. Our tax rate for the quarter ended December 27, 2015 was impacted by income tax expense of approximately $0.5 million associated with $1.3 million of acquisition-related expenditures that were not deductible for tax purposes. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Nine Months ended January 1, 2017 Compared to the Nine Months ended December 27, 2015
Sales
Sales increased $80.5 million, or 28.3%, to $365.0 million for the nine months ended January 1, 2017, as compared to $284.5 million for the same period of the prior year.
Industrial Segment. Industrial segment sales were $176.7 million for the nine months ended January 1, 2017, a decrease of $8.5 million from $185.3 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 19% of sales dollars for the nine months ended January 1, 2017 compared to 20% for the same period of the previous year. Lower raw material costs on certain products drove lower selling prices and the decrease in sales dollars.
Water Treatment Segment. Water Treatment segment sales increased $1.4 million, or 1.4%, to $100.6 million for the nine months ended January 1, 2017, as compared to $99.2 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 15% of sales dollars for the nine months ended January 1, 2017 compared to 16% for the same period of the previous year. The increase in sales dollars was largely due to the business we acquired late in the second quarter of fiscal 2016 and increased volumes of specialized products partially offset by lower volumes of bulk products.
Health & Nutrition Segment. Sales for our Health and Nutrition segment established in the third quarter of fiscal 2016 were $87.7 million for the nine months ended January 1, 2017, equal to pro forma sales of $87.7 million for the same period last year.
Gross Profit
Gross profit was $76.2 million, or 20.9% of sales, for the nine months ended January 1, 2017, an increase of $20.9 million from $55.3 million, or 19.4% of sales, for the same period of the prior year.
Industrial Segment. Gross profit for the Industrial segment increased $1.6 million to $29.0 million, or 16.4% of sales, for the nine months ended January 1, 2017, as compared to $27.4 million, or 14.8% of sales, for the same period of the prior year. The LIFO method of valuing inventory increased gross profit in our Industrial segment by $0.6 million during the first nine months of fiscal 2017 and had a nominal impact on the same period of the prior year. Gross profit also increased year over year as a result of a product mix shift to products that carry higher per-unit margins. The improvement in gross profit as a percentage of sales was largely due to decreased selling prices resulting from lower raw material costs.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.1 million to $28.9 million, or 28.8% of sales, for the nine months ended January 1, 2017, as compared to $27.9 million, or 28.1% of sales, for the same period of the prior year. The LIFO method of valuing inventory increased gross profits in our Water Treatment segment by $0.2 million during the first nine months of fiscal 2017 and had a nominal impact on the same period of the prior year. The increase in gross profit dollars was primarily driven by increased sales volumes of specialized products that have higher per-unit margins as well as profits from the business we acquired late in the second quarter of fiscal 2016.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment was $18.2 million, or 20.8% of sales, for the nine months ended January 1, 2017. Inventories in this segment are valued using the FIFO method.
Selling, General and Administrative Expenses
SG&A expenses were $44.9 million, or 12.3% of sales, for the nine months ended January 1, 2017, an increase of $11.9 million from $33.0 million, or 11.6% of sales, for the same period of the prior year. We incurred $2.7 million of expenses related to our acquisition of Stauber, which were reported in our Health and Nutrition segment in the prior year. SG&A expenses in our Health and Nutrition segment were $13.8 million for the nine months ended January 1, 2017, including $3.6 million of amortization expense on acquired intangible assets and $1.5 million of allocated corporate costs. In addition to the $12.3 million of costs incurred within the Health and Nutrition segment, SG&A costs incurred elsewhere in the company increased by $2.3 million compared to the prior year period, largely as a result of the addition of sales and support personnel in our Industrial and Water Treatment segments.
Operating Income
Operating income was $31.2 million for the nine months ended January 1, 2017, as compared to $22.2 million for the same period of the prior year. The prior year’s operating income was negatively impacted by $2.7 million of expenses related to our acquisition of Stauber. Operating income provided by our Health and Nutrition segment was $4.4 million. Operating income in our Industrial segment increased $1.5 million and operating income in our Water Treatment segment increased by $0.4 million, with higher gross profit partially offset by increased SG&A expenses in both segments.
Interest (Expense) Income, Net
Interest expense increased by $2.0 million for the nine months ended January 1, 2017, compared to the same period of the prior year due to the interest costs on the debt added at the end of the third quarter of fiscal 2016 to partially fund the Stauber acquisition.
Income Tax Provision
Our effective income tax rate was 37.3% for the nine months ended January 1, 2017 compared to 40.2% for the nine months ended December 27, 2015. During fiscal 2016, we recorded income tax expense of approximately $0.5 million related to $1.3 million of acquisition-related expenditures that were not deductible for tax purposes and $0.2 million of state income tax expense related to an audit assessment which covered multiple years. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash provided by operating activities for the nine months ended January 1, 2017 was $31.0 million, compared to $23.8 million for the same period of the prior year. The increase in cash provided by operating activities was primarily driven by the added operating activity of the Health and Nutrition segment established near the end of the third quarter of fiscal 2016. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Cash used in investing activities was $17.7 million for the nine months ended January 1, 2017, compared to $139.0 million for the nine months ended December 27, 2015. Capital expenditures were $15.8 million for the nine months ended January 1, 2017, compared to $17.1 million in the same period of the prior fiscal year. Included in capital expenditures for the first nine months of fiscal 2017 was $5.7 million related to business expansion, inventory storage, and process improvements, including the purchase of one of our previously leased Florida locations, and $6.0 million related to facility improvements, replacement equipment, new and replacement containers, and Water Treatment trucks. We paid $2.2 million of additional purchase price for Stauber as closing cash, debt and working capital balances were finalized in early fiscal 2017. We expended $150.8 million of cash, net of cash acquired, during the first nine months of fiscal 2016 on the Stauber and Davis acquisitions.
Cash used in financing activities was $24.9 million for the nine months ended January 1, 2017, compared to cash provided by financing activities of $117.4 million in the same period of the prior fiscal year. Included in financing activities were debt repayments of $3.8 million on our Term Loan Facility (as defined below) and $13.0 million on our Revolving Loan Facility (as defined below) which were made in the nine months ended January 1, 2017. In the first nine months of the prior fiscal year, proceeds of $131.0 million were received in conjunction with the credit facility we entered into to fund the Stauber acquisition, and we used $4.8 million of cash for our share repurchase program.
Cash was $8.4 million at January 1, 2017, a decrease of $11.6 million as compared with the $20.0 million available as of April 3, 2016. Cash flows generated by operations during the nine months ended January 1, 2017 were offset by capital expenditures, cash dividends paid, the Stauber acquisition purchase price adjustment, and debt repayments.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

On December 23, 2015, in connection with the Stauber acquisition described more fully in Note 3 to the condensed consolidated financial statements, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Term Loan facility requires mandatory quarterly repayments, with the balance due at maturity. The balance outstanding on the Term Loan Facility was $95.0 million as of January 1, 2017. The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all of our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a variable rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At January 1, 2017, the effective interest rate on our borrowings was 1.9%.
On September 20, 2016, we entered into an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement will begin September 1, 2017 and will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.
We used $131.0 million of the proceeds from the Credit Facility to fund our acquisition of Stauber. During the first nine months of fiscal 2017, we repaid $13.0 million on the Revolving Loan Facility. Accordingly, as of January 1, 2017, we had $47.0 million of borrowing capacity remaining available under the Revolving Loan Facility, which may be used for working capital, capital expenditures, restricted payments and acquisitions permitted under the credit agreement, and other general corporate purposes.
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is 0.25% to 0.3%, depending on our leverage ratio.
Debt issuance costs of $0.7 million were paid to the lenders and are being amortized as interest expense over the term of the credit facility. As of January 1, 2017, the unamortized balance of these costs was $0.5 million, and is reflected as a reduction of debt on our balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of January 1, 2017, we were in compliance with all required covenants.
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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Credit Facility. A 25 basis point change in interest rates would potentially increase or decrease our annual interest expense by approximately $0.3 million. In the second quarter of fiscal 2017, we entered into an interest rate swap that will convert a portion of our variable-rate debt into a fixed-rate obligation. The new swap agreement will begin September 1, 2017 and will end concurrently with the expiration of our Credit Facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

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
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not repurchase any shares of our common stock during the third quarter of fiscal 2017. As of January 1, 2017, the maximum number of shares available to be repurchased under the share repurchase program was 112,546.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended January 1, 2017 filed with the SEC on February 8, 2017 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at January 1, 2017 and April 3, 2016, (ii) the Condensed Consolidated Statements of Income for the Three and Nine months ended January 1, 2017 and December 27, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine months ended January 1, 2017 and December 27, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the Nine months ended January 1, 2017 and December 27, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

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
Dated: February 8, 2017

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended January 1, 2017 filed with the SEC on February 8, 2017 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at January 1, 2017 and April 3, 2016, (ii) the Condensed Consolidated Statements of Income for the Three and Nine months ended January 1, 2017 and December 27, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine months ended January 1, 2017 and December 27, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the Nine months ended January 1, 2017 and December 27, 2015, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically