Form 10-K
period 2017-04-02
HAWKINS INC
filed 2017-06-01
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 2, 2017
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

Large accelerated filer	☐	Non-accelerated filer	☐	Accelerated filer	☑	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on October 2, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $409.3 million based upon the closing sale price for the Registrant’s common stock on that date as reported by The NASDAQ Stock Market, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 26, 2017, the Registrant had 10,619,541 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the annual meeting of shareholders to be held August 9, 2017, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions may identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2018” means our fiscal year ending April 1, 2018, “fiscal 2017” means our fiscal year ended April 2, 2017, “fiscal 2016” means our fiscal year ended April 3, 2016, and “fiscal 2015” means our fiscal year ended March 29, 2015.

ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended April 2, 2017

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

We currently conduct our business in three segments: Industrial, Water Treatment, and Health and Nutrition. Our Health and Nutrition segment was established as a result of our acquisition of Stauber Performance Ingredients (“Stauber”) in December 2015. Financial information regarding these segments is reported in Item 7 and note 13 of Item 8 of this Annual Report on Form 10-K.

Industrial Segment.  Our Industrial Group specializes in providing industrial chemicals, products and services to industries such as agriculture, chemical processing, electronics, energy, food, pharmaceutical and plating. This group’s principal products are acids, alkalis and industrial and food-grade salts.

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

The group’s sales are concentrated primarily in Illinois, Iowa, Kentucky, Minnesota, Missouri, North Dakota, South Dakota, Tennessee and Wisconsin, while the group’s products sold into the food and pharmaceutical markets are sold nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through distribution centers and terminal operations. Agricultural sales within this group tend to be seasonal, with higher sales due to the application of fertilizer during the planting season of March through June given the regions of the country where we are located.

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

The group operates out of warehouses in 29 cities supplying products and services to customers primarily in Arkansas, Florida, Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Wisconsin and Wyoming. We added two new Water Treatment branches in fiscal 2016. We entered the Florida market in fiscal 2015 through our acquisition of substantially all the assets of The Dumont Company, Inc. (“Dumont”), with seven operating locations. We expect to continue to invest in existing and new branches to expand the group’s geographic coverage. Our Water

Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

Health and Nutrition Segment. We established the Health and Nutrition segment of our business in December 2015 through our acquisition of Stauber. Our Health and Nutrition Group specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food, health and wellness products. This group offers a diverse product portfolio including minerals, botanicals and herbs, vitamins and amino acids, excipients, joint products, sweeteners and enzymes.

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

Customer Concentration.  In fiscal 2017, none of our customers accounted for 10% or more of our total sales. Sales to our largest customer, which is in our Industrial segment, represented approximately 4% of our total sales in fiscal 2017, 5% of our total sales in fiscal 2016 and 6% of our total sales in fiscal 2015. Aggregate sales to our five largest customers, four of which are in our Industrial segment and one of which is in our Health and Nutrition segment, represented approximately 12% of our total sales in fiscal 2017, 14% of our total sales in fiscal 2016 and 18% of our total sales in fiscal 2015. No other customer represented more than 2% of our total sales in fiscal 2017. The loss of any of our largest customers, or a substantial portion of their business, could have a material adverse effect on our results of operations.

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

Geographic Information.  Substantially all of our revenues are generated by sales to customers within, and long-lived assets are located in, the United States. Approximately 2% of our total revenues were from sales to customers outside of the U.S. in fiscal 2017, and approximately 1% of our revenues were from sales to customers outside of the U.S. in both fiscal 2016 and fiscal 2015.

Working Capital. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase with most of the barges received during this period. Additionally, due to seasonality of the Water Treatment business, our accounts receivable balance is generally higher during the period of April through September.

Employees.  We had 659 employees as of April 2, 2017, including 58 covered by collective bargaining agreements.

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

We operate in a highly competitive industry and compete with producers, manufacturers, distributors and sales agents offering products equivalent to substantially all of the products we offer. Competition is based on several key criteria, including product price, product performance, product quality, product availability and security of supply, breadth of product offerings, geographic reach, responsiveness of product development in cooperation with customers, technical expertise and customer service. Many of our competitors are larger than we are and may have greater financial resources, more product offerings and a broader geographic reach. As a result, these competitors may be able to offer a broader array of products to a larger geographic area and may be better able than us to withstand changes in conditions within our industry, changes in the prices and availability of raw materials and changes in general economic conditions as well as be able to introduce innovative products that reduce demand for or the profit of our products. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability would be dependent upon our ability to offset competitive decreases in the prices and margins of our products by improving production efficiency, investing in infrastructure to reduce freight costs, identifying and selling higher margin products, providing higher levels of technical expertise and customer service, and improving existing products through innovation and research and development. If we are unable to maintain our profitability or competitive position, we could lose market share to our competitors and experience reduced profitability.

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

Our products provide important performance attributes to our customers’ products. If our products fail to meet the customers’ specifications, perform in a manner inconsistent with the customers’ expectations or have a shorter useful life than required, a customer could seek replacement of the product or damages for costs incurred as a result of the product failure. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers.

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
Although we maintain a number of owned trucks and trailers, we rely heavily upon transportation provided by third parties (including common carriers, barge companies, rail companies and trans-ocean cargo companies) to deliver products to us and to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner, or at all, in certain circumstances, or at economically attractive rates. Disruptions in transportation are common, are often out of our control, and can happen suddenly and without warning.  Rail limitations, such as limitations in rail capacity, availability of railcars and adverse weather conditions have disrupted or delayed rail shipments in the past and we expect they will continue into the future.  Barge shipments are delayed or impossible under certain circumstances, including during times of high or low water levels, when waterways are frozen and when locks and dams are inoperable.  Truck transportation has been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment, and limitations on drivers’ hours of service, and may be further impacted by the implementation of federally mandated electronic log books, and we expect these conditions will continue into the future. The volumes handled by, and operating challenges at, ocean ports have at times been volatile and can delay the receipt of goods, or cause the cost of shipping goods to be more expensive. Our failure to ship or receive products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.
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

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our food, pharmaceutical and nutritional products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the Food and Drug Administration (the “FDA”), the United States Department of Agriculture and the Federal Trade Commission, and we are also subject to similar regulators in other countries. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate dietary supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

•	requirements for the reformulation of certain or all products to meet new standards,

•	the recall or discontinuance of certain or all products,

•	additional record-keeping requirements,

•	expanded documentation of the properties of certain or all products,

•	expanded or different labeling,

•	adverse event tracking and reporting, and

•	additional scientific substantiation.

In particular, the FDA’s current good manufacturing practices (“GMPs”) describe policies and procedures designed to ensure that nutraceuticals, pharmaceuticals and dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled and cover the manufacturing, packaging, labeling and storing of supplements, with requirements for quality control, design and construction of manufacturing plants, testing of ingredients and final products, record keeping, and complaints processes. Those who manufacture, package or store dietary supplements must comply with current GMPs. If we or our suppliers fail to comply with current GMPs, the FDA may take enforcement action against us or our suppliers.

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
The repackaging, blending, mixing and distribution of products by us, including chemical products and products used in food or food ingredients or with medical, pharmaceutical or dietary supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity, including, without limitation, claims for exposure to our products, spills or escape of our products, personal injuries, food-related claims and property damage or environmental claims. A product liability claim, judgment or recall against our customers could also result in substantial and unexpected expenditures for us, affect consumer confidence in our products and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that the type or level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our business, financial condition and results of operations.

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

Purchasing decisions made by consumers of products that contain our ingredients may be affected by adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of products that contain our ingredients as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to dietary supplements may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

Our Water Treatment Group and our agricultural product sales within our Industrial Group are subject to seasonality and weather conditions, which could adversely affect our results of operations.

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

In December 2015, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association and other lenders from time to time party thereto (collectively, the “Lenders”), which included senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of (i) a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and (ii) a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $8.0 million swingline subfacility. Loans under the Term Loan

Facility are to be repaid in quarterly installments on the last day of each fiscal quarter, with $5.0 million paid in year one, $7.5 million to be paid in year two, and $10.0 million to be paid in years three through five. As of April 2, 2017, we had $93.1 million outstanding under the Term Loan Facility and $10.0 million outstanding under the Revolving Loan Facility. The remaining outstanding balance on these credit facilities will be repaid in full after five years.

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

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter, or January 2, 2017 for fiscal 2017. Goodwill impairment testing is at the reporting unit level. For our Industrial and Water Treatment reporting units, we performed an analysis of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If that qualitative analysis indicates that an impairment may exist, then we would calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. For our Health and Nutrition reporting unit, we performed a quantitative goodwill impairment analysis, which required us to estimate the fair value of this reporting unit and compare the fair value to the reporting unit’s carrying value. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of January 2, 2017, the excess fair value over the carrying value of our Health and Nutrition reporting unit was $7.4 million, or 4.8%. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. An adverse change in these factors may have a significant impact on the recoverability of the net assets recorded, and the resulting impairment charge could have a material adverse effect on our financial condition and consolidated results of operations.

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

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our businesses. Flooding of the Mississippi River has temporarily shifted the Company’s terminal operations out of its buildings three times since the spring of 2010. We can give no assurance that flooding or other natural disasters will not recur or that there will not be material damage or interruption to our operations in the future from such disasters.

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

We lease the land where our three main terminals are located and where another significant manufacturing plant is located. We do not have guaranteed lease renewal options and may not be able to renew our leases in the future. Our current lease renewal periods extend out to 2023, 2028, 2029 and 2034. The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. The fourth lease provides that we turn any property remaining on the land over to the lessor for them to maintain or remove at their expense. The cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

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

Group	Location	Approx. Square Feet
Industrial	Camanche, IA	95,000
	Centralia, IL (1)	77,000
	Dupo, IL (2)	64,000
	St. Paul, MN (3)	32,000
	Rosemount, MN (4)	63,000
	St Louis, MO	6,000
Water Treatment	Ft. Smith, AR (5)	17,000
	Apopka, FL	32,100
	Big Pine Key, FL (5)	4,200
	Hollywood, FL (5)	5,400
	LaBelle, FL (5)	8,200
	Thomasville, GA (5)	35,800
	Brooker, FL	4,640
	Tarrytown, FL (5)	6,500
	Swainsboro, GA	57,000
	Eldridge, IA	6,000
	Slater, IA	12,000
	Centralia, IL	39,000
	Havana, IL	16,000
	Peotone, IL (5)	18,000
	Muncie, IN	12,000
	Garnett, KS	18,000
	Frankfort, KY	20,000
	Columbia, MO (5)	14,000
	Billings, MT	9,000
	Fargo, ND	20,000
	Washburn, ND	14,000
	Lincoln, NE (5)	16,000
	Tulsa, OK	7,300
	Sioux Falls, SD	27,000
	Rapid City, SD	9,000
	Fond du Lac, WI	24,000
	Superior, WI	17,000
Industrial and Water Treatment	St. Paul, MN (6)	59,000
	Memphis, TN	41,000
Health and Nutrition	Fullerton, CA (7)	55,800
	Florida, NY (8)	107,000

(1)
This facility includes 10 acres of land located in Centralia, Illinois owned by the Company. The facility includes manufacturing capacity and primarily serves our food-grade products and agriculture businesses.

(2)	The land for this manufacturing and packaging facility is leased from a third party, with the lease expiring in May 2023.

(3)
Our terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, outside storage tanks for the storage of liquid bulk chemicals, including caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota. One of the applicable leases runs through 2028, while the other one runs through 2034.

(4)
This facility includes 28 acres of land owned by the Company. This manufacturing facility was constructed by us and has outside storage tanks for the storage of bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals.

(5)	This facility is leased from a third party and is warehouse space.

(6)
Our Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land, has outside storage capacity for liquid bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota and the lease runs until 2029.

(7)	This is a leased facility comprising administrative offices and a distribution facility. The lease runs through January 2021.

(8)	This is comprised of a 79,000 square foot manufacturing plant which sits on approximately 16 acres, as well as a leased 28,000 square foot warehouse located in close proximity.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Data	High	Low
Fiscal 2017
4th Quarter	$54.80	$46.55
3rd Quarter	54.50	38.60
2nd Quarter	45.50	40.62
1st Quarter	45.65	35.44
Fiscal 2016
4th Quarter	$37.63	$30.53
3rd Quarter	43.17	34.74
2nd Quarter	44.00	33.94
1st Quarter	43.75	37.45

Cash Dividends	Declared	Paid
Fiscal 2018
1st Quarter	—	$0.42
Fiscal 2017
4th Quarter	$0.42	—
3rd Quarter	—	$0.42
2nd Quarter	$0.42	—
1st Quarter	—	$0.40
Fiscal 2016
4th Quarter	$0.40	—
3rd Quarter	—	$0.40
2nd Quarter	$0.40	—
1st Quarter	—	$0.38

Our common shares are traded on The NASDAQ Global Market under the symbol “HWKN.” The price information represents sales prices as reported by The NASDAQ Global Market. As of May 26, 2017, shares of our common stock were held by approximately 422 shareholders of record.

We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our consolidated results of operations, financial position, cash flows and other factors, and are subject to approval by our Board of Directors.

We had the following share repurchase activity in the fourth quarter of fiscal 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs (2)
1/2/2017-1/29/2017	—		—	—	112,546
1/30/2017-2/26/2017	—		—	—	112,546
2/26/2017-04/2/2017	13,015	(1)	48.45	—	112,546
Total	13,015		—	—

(1) The shares of common stock in this row represent shares that were surrendered to us by stock plan participants to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards and are not shares purchased under the Board of Directors authorization described above.

(2) Our Board of Directors has authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not sell or purchase any shares of our common stock during fiscal 2017. As of April 2, 2017, the maximum number of shares available to be repurchased under the share repurchase program was 112,546.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock, the NASDAQ Industrial Index, the NASDAQ Composite Index, the Russell 2000 Index and the S&P Small Cap 600 Index on April 1, 2012, and reinvestment of all dividends.

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

	Fiscal Year
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Sales	$483,593	$413,976	$364,023	$348,263	$350,387
Gross profit	98,073	80,257	65,791	61,600	56,936
Net Income (1)	22,555	18,143	19,214	18,094	17,108
Basic earnings per common share	2.14	1.72	1.82	1.72	1.64
Diluted earnings per common share	2.13	1.72	1.81	1.71	1.62
Cash dividends declared per common share	0.84	0.80	0.76	0.72	0.68
Cash dividends paid per common share	0.82	0.78	0.74	0.70	0.66
Total assets	$418,584	$436,491	$248,462	$237,193	$222,148

(1) - The reported number for fiscal 2013 is net income from continuing operations.

We acquired Stauber Performance Ingredients near the end of the third quarter of fiscal 2016, and we acquired substantially all the assets of Davis Supply, Inc. near the end of the second quarter of fiscal 2016 and The Dumont Company, Inc. in the third quarter of fiscal 2015. The results of these operations since the acquisition dates are included in our consolidated results of operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2017, 2016 and 2015. Fiscal 2016 was a 53-week year, whereas fiscal 2017 and 2015 were 52-week years. This discussion should be read in conjunction with the consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Acquisitions and Business Expansion

Near the end of the third quarter of fiscal 2016, we acquired Stauber Performance Ingredients (“Stauber”) for $157.0 million on a cash-free, debt-free basis, subject to a customary working capital adjustment. The total consideration for the acquisition was $158.2 million ($156.7 million net of cash acquired). Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement, and other nutritional food, health and wellness products. The acquisition expanded our portfolio of value-added specialty products within new markets. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are reported in our Health and Nutrition operating segment, starting with our results for the fourth quarter of fiscal 2016. Direct costs of $3.3 million related to this acquisition, consisting mainly of professional and consulting fees, were expensed as incurred during the fiscal year, and are classified as selling, general and administrative expenses in our consolidated statement of income.

In the second quarter of fiscal 2016, we acquired substantially all the assets of Davis Supply, Inc. (“Davis”) for $4.5 million under the terms of an asset purchase agreement with Davis and its shareholders. Davis was a water treatment chemical distribution company operating in Florida, and upon acquisition we integrated this business into our existing Florida locations. The results of operations after the date of acquisition and the acquired assets are included in our Water Treatment Segment.

In the third quarter of fiscal 2015, we acquired substantially all the assets of The Dumont Company, Inc. (“Dumont”) for $10.1 million under the terms of an asset purchase agreement with Dumont and its shareholders. Dumont was a water treatment chemical distribution company serving municipal water and wastewater treatment, private utilities, commercial swimming pools, irrigation water treatment and food processing chemical markets. Through this acquisition we added seven operating locations across Florida. The results of operations since the acquisition date are included in our Water Treatment Segment.

In addition to the acquisitions discussed above, we opened two new branches for our Water Treatment Group in fiscal 2016. We expect to continue to invest in existing and new branches to expand our Water Treatment Group’s geographic coverage. The cost of any one of these expansion branches is not expected to be material. In addition, over the past three years, we have proactively added route sales and other support personnel to Water Treatment Group branch offices within our existing geographic coverage area. While these additions add costs in the near term, we expect these investments to better position us for future growth.

New Operating Segment

In connection with the Stauber acquisition in fiscal 2016, we established our Health and Nutrition operating segment. This segment specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food, health and wellness products. This group offers a diverse product portfolio including minerals, botanicals and herbs, vitamins and amino acids, excipients, joint products, sweeteners and enzymes.

Because this segment began in the fourth quarter of fiscal 2016, there is no comparison to the prior year in the fiscal 2016 to fiscal 2015 year-over-year discussion below.

Share Repurchase Program

In fiscal 2015, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. No shares were repurchased during fiscal 2017. During fiscal 2016, we repurchased 127,852 shares of common stock with an aggregate purchase price of $4.8 million, and during fiscal 2015 we repurchased 59,602 shares of common stock with an aggregate purchase price of $2.2 million. The remaining balance of shares available to be purchased under the share repurchase program is 112,546 shares.

Financial Overview

An overview of our financial performance in fiscal 2017 is provided below:

•	Sales of $483.6 million, a 16.8% increase from fiscal 2016;

•	Gross profit of $98.1 million, a $17.8 million, or 22.2%, increase from fiscal 2016; and

•	Net cash provided by operating activities of $44.9 million.

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

We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Our LIFO reserve decreased by $2.7 million in fiscal 2017 due to a reduction in inventory costs per unit over a wide variety of products and lower volumes of certain inventory on hand, resulting in an increase to our reported gross profit for the year. Our LIFO reserve decreased by $1.4 million in fiscal 2016 due to a decrease in certain inventory volumes on hand, along with lower commodity prices, resulting in an increase to our reported gross profit for the year.

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

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Sales	100.0%	100.0%	100.0%
Cost of sales	(79.7)%	(80.6)%	(81.9)%
Gross profit	20.3%	19.4%	18.1%
Selling, general and administrative expenses	(12.3)%	(11.9)%	(9.7)%
Operating income	8.0%	7.5%	8.4%
Interest (expense) income, net	(0.5)%	(0.2)%	—%
Income before income taxes	7.5%	7.3%	8.4%
Income tax provision	(2.8)%	(3.0)%	(3.1)%
Net income	4.7%	4.4%	5.3%

Fiscal 2017 Compared to Fiscal 2016

Sales

Sales increased $69.6 million, or 16.8%, to $483.6 million for fiscal 2017, as compared to sales of $414.0 million for fiscal 2016. Fiscal 2017 includes a full year of operating results for our Health and Nutrition segment whereas fiscal 2016 included only one quarter of Health and Nutrition segment results due to the timing of the Stauber acquisition.

Industrial Segment.  Industrial segment sales decreased $13.2 million, or 5.2%, to $238.6 million for fiscal 2017. Sales of bulk commodity products in the Industrial segment were approximately 19% of sales in fiscal 2017 compared to 20% in fiscal 2016. Sales volumes were down year over year, largely driven by the 53rd week in the prior year. These lower volumes, together with lower raw material costs on certain products which drove lower selling prices, resulted in the decrease in sales dollars.

Water Treatment Segment.  Water Treatment segment sales increased $0.6 million, or 0.5%, to $129.0 million for fiscal 2017. Sales of bulk commodity products in the Water Treatment segment were approximately 15% of sales in fiscal 2017 compared to 16% in fiscal 2016. Sales dollars increased slightly, despite the inclusion of the 53rd week in the prior year, due to the business we acquired late in the second quarter of fiscal 2016 and increased volumes of specialized products.

Health and Nutrition Segment. Sales for our Health and Nutrition segment were $116.1 million in fiscal 2017, compared to $33.9 million for fiscal 2016, as the prior year included only one quarter of activity due to the timing of the Stauber acquisition. This compares to pro forma sales of $121.6 million for the comparable prior full-year period, which included the 53rd week.

Gross Profit

Gross profit was $98.1 million, or 20.3% of sales, for fiscal 2017, an increase of $17.8 million from $80.3 million, or 19.4% of sales, for fiscal 2016. The current year includes a full year of operating results for our Health and Nutrition segment as opposed to just one quarter of Health and Nutrition segment results in the prior year due to the timing of the Stauber acquisition. We estimated the total gross profit impact of the 53rd week in fiscal 2016 year to be approximately $2.1 million of additional gross profit in that year. The LIFO method of valuing inventory increased gross profit by $2.7 million for fiscal 2017, and increased gross profit by $1.4 million for fiscal 2016.

Industrial Segment.  Gross profit for the Industrial segment was $38.9 million, or 16.3% of sales, for fiscal 2017, an increase of $0.9 million from $38.0 million, or 15.1% of sales, for fiscal 2016. The LIFO method of valuing inventory increased gross profit by $2.0 million in the current year and $1.0 million in the prior year. We estimated the gross profit impact of the 53rd week in our Industrial segment in fiscal 2016 to be approximately $1.0 million of additional gross profit in that year. Despite lower sales volumes, driven largely by the 53rd week in the prior year, gross profit dollars increased due to improved per-unit margins from certain of our specialized products, and the year-over-year impact from LIFO. Gross profit as a percentage of sales improved over the prior year because of the same drivers noted above in addition to lower selling prices in the current year driven by lower raw material costs on certain products.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $0.5 million to $36.0 million, or 27.9% of sales, for fiscal 2017, as compared to $35.5 million, or 27.6% of sales, for fiscal 2016. The LIFO method of valuing inventory increased gross profit by $0.7 million in the current and $0.4 million in the prior year. We estimated the gross profit impact of the 53rd week in fiscal 2016 to be approximately $0.6 million of additional gross profit in that year. Gross profit increased due to increased sales volumes of specialized products that have higher per-unit margins as well as profits from the business we acquired late in the second quarter of fiscal 2016.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment was $23.2 million, or 20.0% of sales, in fiscal 2017, compared to $6.8 million, or 20.1% of sales, for fiscal 2016, as the prior year included only one quarter of activity due to the timing of the Stauber acquisition. Inventories in this segment are valued using the first-in, first-out (“FIFO”) method. We estimated the gross profit impact of the 53rd week in fiscal 2016 to be approximately $0.5 million of additional gross profit in that year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $10.3 million to $59.4 million, or 12.3% of sales, for fiscal 2017, as compared to $49.1 million, or 11.9% of sales, for fiscal 2016. We estimated the total impact to SG&A expenses of the 53rd week in fiscal 2016 to be approximately $0.9 million of additional expense in that year. We allocate certain corporate expenses to our operating segments, and we began allocating a portion of these costs to the Health and Nutrition segment in fiscal 2017. Corporate costs allocated to Health and Nutrition were $1.9 million for fiscal 2017; these costs would have been allocated to Industrial (approximately $1.2 million) and Water Treatment (approximately $0.7 million) in past years. Excluding the impact of corporate allocations, SG&A expenses in our Health and Nutrition segment increased by $8.1 million in fiscal 2017 as compared to fiscal 2016. Fiscal 2016 included only one quarter of activity due to the timing of the Stauber acquisition, and included $3.3 million of non-recurring costs directly related to the Stauber acquisition. SG&A expenses in our Health and Nutrition segment include $4.8 million of amortization expense on acquired intangible assets in fiscal 2017 and $1.2 million in fiscal 2016. SG&A expenses incurred elsewhere in the company increased by $2.2 million compared to the prior year, largely due to the addition of sales and support personnel in our Industrial and Water Treatment segments.

Operating Income

Operating income was $38.7 million, or 8.0% of sales, for fiscal 2017, as compared to $31.2 million, or 7.5% of sales, for fiscal 2016. Operating income reported in our segments is impacted by corporate allocations of certain SG&A costs. After corporate allocations, operating income in our Health and Nutrition segment was $5.5 million for fiscal 2017, compared to a loss of $0.9 million for fiscal 2016, which included only one quarter of operations and included $3.3 million of expenses related to our acquisition of Stauber. Operating income in our Industrial segment increased by $1.2 million primarily as a result of the gross profit improvement discussed above. Operating income for the Water Treatment segment was flat compared to the prior year as the increase in gross profit was offset by increased SG&A expenses.

Interest (Expense) Income, Net

Interest expense increased by $1.8 million for fiscal 2017 due to the interest costs on the debt added at the end of the third quarter of fiscal 2016 to partially fund the Stauber acquisition.

Income Tax Provision

Our effective income tax rate was 37.4% for fiscal 2017 compared to 40.2% for fiscal 2016. Our effective tax rate for fiscal 2016 was negatively impacted by income tax expense of approximately $0.5 million associated with $1.4 million of Stauber acquisition related expenditures which were not deductible for tax purposes and were recorded as discrete items during fiscal 2016. Our effective tax rate for 2016 was also negatively impacted by $0.2 million related to a preliminary audit finding by a state income tax jurisdiction covering multiple years. The effective tax rate is generally impacted by projected levels of taxable income, permanent items, and state taxes.

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

Selling, General and Administrative Expenses

SG&A expenses increased $13.7 million to $49.1 million, or 11.9% of sales, for fiscal 2016, as compared to $35.4 million, or 9.7% of sales, for fiscal 2015. Our newly established Health and Nutrition segment accounted for $7.7 million of the increase, including $3.3 million in non-recurring costs directly related to the acquisition and $0.3 million related to the 53rd week in fiscal 2016. SG&A expenses from our Water Treatment locations acquired in fiscal 2015 and 2016 accounted for $1.8 million of the increase. Other drivers of the remaining expense increase are the addition of sales personnel in both our Water Treatment and Industrial segments and added administrative positions to support our business growth needs, with an estimated $0.6 million of the increase attributable to the 53rd week in fiscal 2016.

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

Income Tax Provision

Our effective income tax rate was 40.2% for fiscal 2016 compared to 36.9% for fiscal 2015. Our effective tax rate for fiscal 2016 was negatively impacted by income tax expense of approximately $0.5 million associated with $1.4 million of Stauber acquisition related expenditures which were not deductible for tax purposes and were recorded as discrete items during fiscal 2016. Our effective tax rate for 2016 was also negatively impacted by $0.2 million related to a preliminary audit finding by a state income tax jurisdiction covering multiple years. The effective tax rate is generally impacted by projected levels of taxable income, permanent items, and state taxes.

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2017 was $44.9 million compared to $36.3 million in fiscal 2016 and $20.7 million in fiscal 2015. The increase in cash provided by operating activities in fiscal 2017 as compared to fiscal 2016 was primarily due to the added operating activity of the Health and Nutrition segment established near the end of the third quarter of fiscal 2016. The increase in cash provided by operating activities from fiscal 2015 to fiscal 2016 was driven by the timing of inventory purchases. Our inventory levels at the start of fiscal 2015 were low and we expended significant dollars to increase our inventories during that fiscal year. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as most of our barges are received during this period.

Cash used in investing activities was $23.5 million in fiscal 2017 compared to $151.4 million in fiscal 2016 and $26.4 million in fiscal 2015. Capital expenditures were $21.6 million in fiscal 2017, $24.2 million in fiscal 2016 and $14.6 million in fiscal 2015. Capital expenditures in fiscal 2017 included $10.7 million related to facility improvements, replacement equipment, new and replacement containers and Water Treatment trucks, and $8.4 million related to business expansion, inventory storage and process improvements, including the purchase of two of our previously-leased Florida locations. Total capital spending in fiscal 2018 is currently expected to be comparable to fiscal 2017. We paid $2.2 million of additional purchase price for Stauber as closing cash, debt, and working capital balances were finalized early in fiscal 2017. In fiscal 2016, we expended $159.0 million, net of cash acquired, to complete the Stauber and Davis acquisitions, and in fiscal 2015 we expended $10.1 million for the Dumont acquisition. Net cash of $31.7 million was provided by sales of investments during fiscal 2016 as we liquidated our investments to partially fund the Stauber acquisition.

Cash used in financing activities was $34.5 million in fiscal 2017, as compared to cash provided by financing activities of $116.4 million in fiscal 2016 and cash used in financing activities of $9.1 million in fiscal 2015. Included in cash used in financing activities for fiscal 2017 were debt repayments of $5.6 million on our Term Loan Facility (as defined below) and $21.0 million on our Revolving Loan Facility (as defined below). During fiscal 2016, we received $131.0 million in connection with the credit facility we entered into to fund the Stauber acquisition. We paid out cash dividends of $8.7 million in fiscal 2017, $8.3 million in fiscal 2016 and $7.9 million in fiscal 2015. We used $4.8 million in fiscal 2016 and $2.2 million in fiscal 2015 for share repurchases under our board-authorized share repurchase program. We did not repurchase any shares under the program in fiscal 2017.

Our cash balance was $6.9 million at April 2, 2017, a decrease of $13.2 million as compared with April 3, 2016. Cash flows generated by operations during fiscal 2017 were offset by debt repayments, capital expenditures and dividend payments.

In December 2015, in connection with the Stauber acquisition described more fully in Note 2 to the consolidated financial statements, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement included senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Term Loan facility requires mandatory quarterly repayments as outlined in Note 7 to the consolidated financial statements, with the balance due at maturity. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At April 2, 2017, the effective interest rate on our borrowings was approximately 2.2%.
On September 20, 2016, we entered into an interest rate swap agreement to manage the risk associated with a portion of our variable-rate debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement will begin September 1, 2017 and will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.
We used $131.0 million of the proceeds from the Credit Facility to fund our acquisition of Stauber in fiscal 2016. During fiscal 2017, we repaid $5.6 million on the Term Loan Facility as required under the Credit Agreement and repaid $21.0 million on the Revolving Loan Facility. Accordingly, as of April 2, 2017, we had $55.0 million remaining available under the Credit Facility, which may be used for working capital, capital expenditures, restricted payments, acquisitions permitted under the credit agreement, and other general corporate purposes.
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is 0.25% to 0.3%, depending on our leverage ratio.
Debt issuance costs of $0.7 million paid to lenders are reflected as a reduction of long-term debt and will be amortized as interest expense over the term of the credit facility. As of April 2, 2017, the unamortized balance of these costs was $0.5 million, and is reflected as a reduction of debt on our consolidated balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of April 2, 2017, we were in compliance with all required covenants.
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
Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Fiscal Period
Contractual Obligation	2018	2019	2020	2021	2022	More than 5 Years	Total
	(In thousands)
Senior secured term loan (1)	$8,125	$10,000	$10,000	$65,000	$—	$—	$93,125
Senior secured revolver (2)	$—	$—	$—	$10,000	$—	$—	$10,000
Interest payments (3)	$2,344	$2,145	$1,925	$1,358	$—	$—	$7,772
Operating lease obligations	$2,705	$2,317	$2,041	$1,795	$1,105	$2,933	$12,896
Pension withdrawal liability (4)	$467	$467	$467	$467	$467	$5,373	$7,708

(1)	Represents principal payments only. See Note 7 of our consolidated Financial Statements for further information.

(2)	Represents balance outstanding as of April 2, 2017, and assumes such amount remains outstanding until its maturity date. See Note 7 of our consolidated Financial Statements for further information.
(3) Represents interest payments and commitment fees payable on outstanding balances under our term loan and revolver, and assumes interest rates remain unchanged from the rate as of April 2, 2017.

(4)	This relates to our withdrawal from a multiemployer pension plan. Payments on this obligation began in fiscal 2014 and will continue through 2034.
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

Goodwill and Infinite-life Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter, or January 2, 2017 for fiscal 2017. For our Industrial and Water Treatment reporting units, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of either of these reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for either of these reporting units.

For our Health and Nutrition reporting unit, we performed a quantitative goodwill impairment analysis, which required us to estimate the fair value of this reporting unit and compare the fair value to the reporting unit’s carrying value. We determined the fair value of this reporting unit using a discounted cash flow approach, guideline company market approach and reference transaction market approach. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The guideline company market approach provides indications of value based on market multiples (enterprise value divided by earnings before interest, taxes, depreciation and amortization “EBITDA”) for selected public companies involved in similar lines of business, and the reference transaction market approach provides indications of value based on multiples paid for recent selected acquisitions by companies in similar lines of business. The fair values derived from these valuation methods are then weighted to determine an estimated fair value for the reporting unit, which is compared to the carrying value of the reporting unit to determine whether impairment exists. We then compared the total fair values for all reporting units to our overall market capitalization as a test of the reasonableness of this approach. For this comparison, the fair value of the Industrial and Water Treatment reporting units was estimated based on a multiple of EBITDA.

We early adopted ASU 2017-04, which simplifies the accounting for goodwill impairment. This new guidance removes step two of the goodwill impairment test, which required a hypothetical purchase price allocation. Instead, to the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is considered impaired, and we must recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

In determining the fair value of our Health and Nutrition reporting unit using the discounted cash flow approach, we considered our projected operating results and then made a number of assumptions. These assumptions included future business plans, economic projections and market data as well as management estimates regarding future cash flows and operating results. The key assumptions we used in preparing our discounted cash flow analysis are (1) projected cash flows, (2) risk adjusted discount rate, and (3) expected long term growth rate.
The assumptions we used in estimating our Health and Nutrition reporting unit fair value are sensitive and variances in these assumptions could have a significant effect on the determination of impairment of our indefinite-lived intangible assets. Further, we cannot predict what future events may occur that could adversely affect the reported value of our indefinite-lived intangible assets. If we are required to take an impairment charge in the future, it could have a material effect on our consolidated financial statements. However, any such charge, if taken, will not have any impact on our ability to comply with the covenants contained in our current credit agreement because non-cash charges required by GAAP, including goodwill impairment charges, are excluded from the calculation of adjusted EBITDA for purposes of meeting the fixed charge coverage ratio or total cash flow leverage ratio in that agreement.
The resulting fair values for each method were weighted using 50% for the discounted cash flow method, and 25% for both of the market approaches, to determine a concluded enterprise value for the Health and Nutrition reporting unit. Our Health and Nutrition reporting unit passed the impairment test, as its estimated fair value was in excess of its carrying value. The excess fair value of this reporting unit was $7.4 million, or 4.8%. The amount of goodwill in our Health and Nutrition reporting unit is $84.1 million. We will continue to monitor this reporting unit for potential impairment.
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

Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 which provides accounting guidance intended to improve the accounting for share-based payment transactions. This guidance outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements and will be effective for years beginning after December 15, 2016 (our fiscal year ending April 1, 2018) and interim periods within those years. We do not expect the impact of this guidance to have a material impact on our results of operations and financial position.
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
In July 2015, the FASB issued ASU 2015-11 which requires companies to change the measurement principal for inventory measured using the FIFO or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the LIFO method is unchanged by this guidance. The new guidance will be applied prospectively and will be effective for fiscal years beginning after December 15, 2016 (our fiscal year ending April 1, 2018), and interim periods within those years. We do not expect the impact of this guidance to have a material impact on our results of operations and financial position.
In May 2014, the FASB issued ASU 2014-09 which provides new accounting requirements for recognition of revenue from contracts with customers. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017 (our fiscal year ending March 31, 2019), and interim periods within those annual periods. We have performed a preliminary evaluation of the effect of adoption on our consolidated financial statements, and we do not currently expect a material impact on our results of operations, cash flows or financial position. We anticipate we will expand our consolidated financial statement disclosures to comply with the ASU. We have not yet decided on our transition method upon adoption.

See Item 8, “Note 1 - Nature of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements for information regarding recently adopted accounting standards.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our credit facility. A 25 basis point change in interest rates on the variable-rate portion of debt not covered by the interest rate swap would potentially increase or decrease annual interest expense by approximately $0.2 million. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hawkins, Inc.:
We have audited the accompanying consolidated balance sheets of Hawkins, Inc. and subsidiaries (the Company) as of April 2, 2017 and April 3, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 2, 2017. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the three-year period ended April 2, 2017, listed in schedule II of this Form 10-K. We also have audited the Company’s internal control over financial reporting as of April 2, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawkins, Inc. and subsidiaries as of April 2, 2017, and April 3, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a while, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Hawkins, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 2, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Minneapolis, Minnesota
June 1, 2017

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	April 2, 2017	April 3, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,861	$20,014
Trade receivables, less allowance for doubtful accounts of $468 for 2017 and $602 for 2016	57,298	59,271
Inventories	51,249	47,719
Income taxes receivable	1,273	6,062
Prepaid expenses and other current assets	4,238	4,222
Total current assets	120,919	137,288
PROPERTY, PLANT, AND EQUIPMENT:
Land	9,097	9,085
Buildings and improvements	89,840	84,391
Machinery and equipment	82,910	75,132
Transportation equipment	24,398	22,442
Office furniture and equipment including computer systems	15,273	13,798
	221,518	204,848
Less accumulated depreciation	99,978	88,527
Net property, plant, and equipment	121,540	116,321
OTHER ASSETS:
Goodwill	97,556	97,724
Intangible assets, net	76,883	82,934
Other	1,686	2,224
Total other assets	176,125	182,882
Total assets	$418,584	$436,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$29,756	$30,121
Dividends payable	4,466	4,226
Accrued payroll and employee benefits	9,979	8,787
Current portion of long-term debt	7,989	5,489
Due to sellers of acquired business	341	6,829
Container deposits	1,174	1,081
Other current liabilities	1,967	3,232
Total current liabilities	55,672	59,765
LONG-TERM DEBT, LESS CURRENT PORTION	94,626	123,616
PENSION WITHDRAWAL LIABILITY	5,968	6,282
OTHER LONG-TERM LIABILITIES	2,450	3,611
DEFERRED INCOME TAXES	42,040	42,242
Total liabilities	200,756	235,516
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,582,596 and 10,512,471 shares issued and outstanding for 2017 and 2016, respectively	529	526
Additional paid-in capital	51,104	48,189
Retained earnings	165,897	152,265
Accumulated other comprehensive income (loss)	298	(5)
Total shareholders’ equity	217,828	200,975
Total liabilities and shareholders’ equity	$418,584	$436,491

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	April 2, 2017	April 3, 2016	March 29, 2015
Sales	$483,593	$413,976	$364,023
Cost of sales	(385,520)	(333,719)	(298,232)
Gross profit	98,073	80,257	65,791
Selling, general and administrative expenses	(59,381)	(49,086)	(35,375)
Operating income	38,692	31,171	30,416
Interest (expense) income, net	(2,644)	(805)	38
Income before income taxes	36,048	30,366	30,454
Income tax provision	(13,493)	(12,223)	(11,240)
Net income	$22,555	$18,143	$19,214

Weighted average number of shares outstanding-basic	10,536,347	10,524,730	10,568,582
Weighted average number of shares outstanding-diluted	10,596,110	10,578,042	10,633,554

Basic earnings per share	$2.14	$1.72	$1.82
Diluted earnings per share	$2.13	$1.72	$1.81

Cash dividends declared per common share	$0.84	$0.80	$0.76

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

(In thousands)
	April 2, 2017	April 3, 2016	March 29, 2015

Net income	$22,555	$18,143	$19,214
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale investments	—	25	11
Unrealized gain on interest rate swap	301	—	—
Unrealized gain on post-retirement liability	2	2	1
Total other comprehensive income	303	27	12
Total comprehensive income	$22,858	$18,170	$19,226

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 30, 2014	10,562,400	$528	$50,502	$131,427	$(44)	$182,413
Cash dividends declared				(8,074)		(8,074)
Share-based compensation expense			1,631			1,631
Tax benefit on share-based compensation plans			92			92
Vesting of restricted stock	29,355	1	(1)			—
Shares surrendered for payroll taxes	(7,920)		(295)			(295)
Stock options exercised	9,333		186			186
ESPP shares issued	31,383	2	986			988
Shares repurchased	(59,602)	(3)	(2,200)			(2,203)
Other comprehensive income, net of tax					12	12
Net income				19,214		19,214
BALANCE — March 29, 2015	10,564,949	$528	$50,901	$142,567	$(32)	$193,964
Cash dividends declared				(8,445)		(8,445)
Share-based compensation expense			1,706			1,706
Tax benefit on share-based compensation plans			(1)			(1)
Vesting of restricted stock	60,658	3	(3)			—
Shares surrendered for payroll taxes	(18,834)	(1)	(698)			(699)
ESPP shares issued	33,550	2	1,079			1,081
Shares repurchased	(127,852)	(6)	(4,795)			(4,801)
Other comprehensive income, net of tax					27	27
Net income				18,143		18,143
BALANCE — April 3, 2016	10,512,471	$526	$48,189	$152,265	$(5)	$200,975
Cash dividends declared				(8,923)		(8,923)
Share-based compensation expense			2,127			2,127
Tax benefit on share-based compensation plans			131			131
Vesting of restricted stock	44,113	2	(2)			—
Shares surrendered for payroll taxes	(12,974)	(1)	(630)			(631)
ESPP shares issued	38,986	2	1,289			1,291
Other comprehensive income, net of tax					303	303
Net income				22,555		22,555
BALANCE — April 2, 2017	10,582,596	$529	$51,104	$165,897	$298	$217,828
See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 2, 2017	April 3, 2016	March 29, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,555	$18,143	$19,214
Reconciliation to cash flows:
Depreciation and amortization	20,875	15,511	13,015
Amortization of debt issuance costs	136	34	—
Loss on disposal of investments	—	104	—
Deferred income taxes	(525)	1,103	(418)
Share-based compensation expense	2,127	1,706	1,631
(Gain) loss from property disposals	322	(33)	45
Changes in operating accounts (using) providing cash, net of effects of acquisition:
Trade receivables	2,259	(2,950)	(1,051)
Inventories	(3,529)	(322)	(9,977)
Accounts payable	562	3,831	563
Accrued liabilities	(416)	242	(506)
Income taxes	569	(701)	(2,177)
Other	(80)	(335)	325
Net cash provided by operating activities	44,855	36,333	20,664
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(21,616)	(24,183)	(14,552)
Purchases of investments	—	(6,091)	(15,303)
Sale and maturities of investments	—	37,763	13,280
Proceeds from property disposals	324	358	223
Acquisitions, net of cash acquired	(2,199)	(159,199)	(10,068)
Net cash used in investing activities	(23,491)	(151,352)	(26,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,683)	(8,257)	(7,859)
New shares issued	1,291	1,081	988
Stock options exercised	—	—	186
Excess tax benefit from share-based compensation	131	(1)	92
Shares surrendered for payroll taxes	(631)	(699)	(295)
Shares repurchased	—	(4,801)	(2,203)
Payments on senior secured term loan	(5,625)	(1,250)	—
Payments on senior secured revolving credit facility	(21,000)	—	—
Payments for debt issuance costs	—	(679)	—
Proceeds from long-term borrowings	—	100,000	—
Proceeds from revolver borrowings	—	31,000	—
Net cash (used in) provided by financing activities	(34,517)	116,394	(9,091)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,153)	1,375	(14,847)
CASH AND CASH EQUIVALENTS - beginning of year	20,014	18,639	33,486
CASH AND CASH EQUIVALENTS - end of year	$6,861	$20,014	$18,639
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$13,421	$11,811	$13,801
Cash paid for interest	2,341	702	—
Noncash investing activities - Capital expenditures in accounts payable	958	1,884	1,126
Acquisition consideration accrued but not paid	—	2,200	—

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

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal years ended April 2, 2017 (“fiscal 2017”) and March 29, 2015 (“fiscal 2015”) were 52 weeks. Our fiscal year ended April 3, 2016 (“fiscal 2016”) was 53 weeks. The fiscal year ending April 1, 2018 (“fiscal 2018”) will be 52 weeks.

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

Fair Value Measurements - The financial assets and liabilities that are re-measured and reported at fair value for each reporting period are an interest rate swap and marketable securities. There are no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis.

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

Investments - Available-for-sale securities have consisted of certificates of deposit (“CD’s”) and municipal bonds and were valued at current market value, with the resulting unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value was recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary. As of April 2, 2017 and April 3, 2016, we did not own any available-for-sale securities.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No long-lived assets were determined to be impaired during fiscal years 2017, 2016 or 2015.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter. As of January 2, 2017, we performed an analysis of qualitative factors for our Industrial and Water Treatment reporting units to determine whether it is more likely than not that the fair value of either of these reporting units was less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for either the Industrial or Water Treatment reporting units.

Because our Health and Nutrition reporting unit was new in fiscal 2016, we performed a quantitative goodwill impairment test. This test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including indefinite-lived intangible assets. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. If the carrying amount exceeds the fair value, the reporting unit’s goodwill is considered impaired, and we must recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The fair value of our Health and

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nutrition reporting unit exceeded its carrying value as of January 2, 2017, so we did not need to record a goodwill impairment charge.

Our primary identifiable intangible assets include customer lists, trade secrets, non-competition agreements, trademarks and trade names acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 14 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative impairment test for fiscal 2017.

Impairment assessments were also completed in the fourth quarters of fiscal 2016 and 2015, which resulted in no impairment charges for either of these fiscal years.

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

The effect of income tax positions are recognized only if those positions are more likely than not of being sustained. Changes in recognition or measurement are made as facts and circumstances change. See note 12 for further information regarding the recording of a liability and offsetting receivable regarding an uncertain tax position taken by Stauber prior to its acquisition by us.

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

	April 2, 2017	April 3, 2016	March 29, 2015
Weighted average common shares outstanding — basic	10,536,347	10,524,730	10,568,582
Dilutive impact of stock performance units, restricted stock, and stock options	59,763	53,312	64,972
Weighted average common shares outstanding — diluted	10,596,110	10,578,042	10,633,554

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2017, 2016 or 2015.

Derivative Instruments and Hedging Activities - We are subject to interest rate risk associated with our variable rate debt. During fiscal 2017, we entered into an interest rate swap which was has been designated as a cash flow hedge, the purpose of which is to eliminate the cash flow impact of interest rate changes on a portion of our variable-rate debt starting in September 2017. The hedge was measured at fair value on the contract date and subsequently remeasured to fair value at each reporting date. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income, until the consolidated statement of income is affected by the variability in cash flows of the designated hedged item. To the extent that the hedge is ineffective, changes in the fair value are recognized in the Statement of Income.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04 which simplifies the accounting for goodwill impairment. The guidances removes step two of the goodwill impairment test, which required a hypothetical purchase price allocation. We adopted this guidance in the fourth quarter of fiscal 2017.
In September 2015, the FASB issued ASU 2015-16 which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. We adopted this guidance in the first quarter of fiscal 2017.
In April 2015, the FASB issued ASU 2015-03 which simplifies the presentation of debt issuance costs. The new guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the debt liability on the balance sheet. The guidance was effective for fiscal years beginning after December 15, 2015 (our fiscal 2017), with early adoption permitted. We elected to early adopt this guidance in our third quarter of fiscal 2016.

In November 2015, the FASB issued ASU 2015-17 requiring entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The new guidance is effective for fiscal years beginning after December 15, 2016 (our fiscal 2018), with early adoption permitted. We elected to early adopt this guidance prospectively at the beginning of our fourth quarter of fiscal 2016.
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
Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement, and other nutritional food, health and wellness products. The acquisition expands our portfolio of value-added specialty products within new markets. Stauber had revenues of approximately $118.0 million for the twelve months ended December 23, 2015, the date of the acquisition. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are included in our newly formed Health and Nutrition operating segment.
Direct acquisition costs of $3.3 million, consisting mainly of professional and consulting fees, were expensed as incurred during fiscal 2016, and are classified as selling, general, and administrative expenses in our consolidated statement of income, and are reported in our Health and Nutrition segment.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be deductible for income tax purposes. As a result, a $28.6 million deferred tax liability was recorded on the opening balance sheet for the amount of non-deductible amortization expense.

The purchase price of Stauber exceeded the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed by $84.1 million. Cash flows used to determine the purchase price included strategic and synergistic benefits (investment value) specific to Hawkins, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents our ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process. None of the goodwill is expected to be deductible for income tax purposes.

The final valuation of assets acquired and liabilities assumed was completed in the third quarter of fiscal 2017. The following table summarizes the fair value measurement of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)	Amount
Cash and cash equivalents (a)	$1,502
Trade receivables	16,023
Inventories	10,207
Other assets	900
Property, plant, and equipment	10,989
Intangible assets	71,459
Accounts payable	(5,398)
Accrued expenses and other current liabilities (a)	(2,925)
Deferred income taxes	(28,565)
Other non-current liabilities	(77)
Net assets acquired	74,115
Goodwill	84,061
Total preliminary purchase price	158,176
Less acquired cash	(1,502)
Preliminary purchase price, net of cash acquired	$156,674
(a) In addition to these balances, $7.3 million of cash and current accrued liabilities were recorded that relate to stock and other acquisition-related compensation payments, which were recorded by Stauber as of the acquisition date but were paid subsequent to the acquisition date.
Note: Included in our consolidated balance sheet as of 4/3/2016 is an income tax receivable of $4.6 million related to pre-acquisition income taxes, with an offsetting liability payable to the prior owners as these amounts will be paid to them upon receipt.
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

	Fiscal year ended April 3, 2016
(In thousands, except per share data)	As reported	Pro Forma Stauber Adjustments	Combined Pro Forma Results
Pro forma net sales	$413,976	$87,691	$501,667
Pro forma net income	18,143	4,809	22,952

Pro forma basic earnings per share	$1.72	$0.46	$2.18
Pro forma diluted earnings per share	$1.72	$0.45	$2.17

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal year ended March 29, 2015
(In thousands, except per share data)	As reported	Pro Forma Stauber Adjustments	Combined Pro Forma Results
Pro forma net sales	$364,023	$105,515	$469,538
Pro forma net income	19,214	2,138	21,352

Pro forma basic earnings per share	$1.82	$0.20	$2.02
Pro forma diluted earnings per share	$1.81	$0.20	$2.01

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

Note 3 — Derivative Instruments

On September 20, 2016, we entered into an interest rate swap agreement to manage the risk associated with a portion of our variable-rate debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement will begin September 1, 2017, and will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

 As of and for the year ended April 2, 2017, we recorded $0.3 million in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. An asset of $0.5 million is included in other long-term assets on our condensed consolidated balance sheet as of April 2, 2017. No amounts were reflected in other comprehensive income related to cash flow hedges for the fiscal years ended April 3, 2016 or March 29, 2015, or on the condensed consolidated balance sheet as of April 3, 2016, as we did not hold any derivative instruments at that time.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 – Fair Value Measurements

Our financial assets and liabilities are measured at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these instruments. Because of the variable-rate nature of our debt under our credit facility, our debt also approximates fair value. We classify the inputs used to measure fair value into the following hierarchy:

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

The following table summarizes the balances of assets or liabilities measured at fair value on a recurring basis as of April 2, 2017. There were no assets or liabilities measured at fair value on a recurring basis as of April 3, 2016.
 0

(In thousands)	Level 1	Level 2	Level 3	Total
Interest rate swap	—	$502	—	$502

Note 5 — Inventories

Inventories at April 2, 2017 and April 3, 2016 consisted of the following:

	2017	2016
(In thousands)
Inventory (FIFO basis)	$52,735	$51,857
LIFO reserve	(1,486)	(4,138)
Net inventory	$51,249	$47,719

The FIFO value of inventories accounted for under the LIFO method was $37.0 million at April 2, 2017 and $36.5 million at April 3, 2016. The remainder of the inventory was valued and accounted for under the FIFO method.

We decreased the LIFO reserve by $2.7 million in fiscal 2017 and by $1.4 million in fiscal 2016 due to an overall reduction in inventory costs per unit and lower volumes of certain inventory on hand in each of these years.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for each of our three reportable segments were as follows:

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Balance as of March 29, 2015	$6,495	$5,255	$—	$11,750
Addition due to acquisition	—	1,745	84,229	85,974
Balance as of April 3, 2016	6,495	7,000	84,229	97,724
Final purchase price adjustment for prior-year acquisition	—	—	(168)	(168)
Balance as of April 2, 2017	$6,495	$7,000	$84,061	$97,556

As of April 2, 2017, goodwill amounted to $97.6 million, a decrease of $0.2 million from the balance at April 3, 2016.
The following is a summary of our identifiable intangible assets as of April 2, 2017 and April 3, 2016:

	2017
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$78,383	$(7,854)	$70,529
Trademarks and trade names	6,045	(1,790)	4,255
Other finite-life intangible assets	3,648	(2,776)	872
Total finite-life intangible assets	88,076	(12,420)	75,656
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$89,303	$(12,420)	$76,883

	2016
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$78,384	$(3,289)	$75,095
Trademarks and trade names	6,045	(1,090)	4,955
Other finite-life intangible assets	3,648	(1,991)	1,657
Total finite-life intangible assets	88,077	(6,370)	81,707
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$89,304	$(6,370)	$82,934

Intangible asset amortization expense was $6.1 million during fiscal 2017, $2.4 million during fiscal 2016, and $0.9 million during fiscal 2015.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2018	2019	2020	2021	2022
Estimated amortization expense	$5,704	$5,454	$5,073	$5,028	$4,891

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 – Debt
In December 2015, in connection with the Stauber acquisition described more fully in Note 2, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”), as Lead Arranger, and Sole Bookrunner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement included senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Term Loan facility requires mandatory quarterly repayments as outlined in the table below with the remainder of the loan due at maturity. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all of our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At April 2, 2017, the effective interest rate on our borrowings was approximately 2.2%.
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
Debt issuance costs of $0.7 million paid to the lenders are reflected as a reduction of debt and are being amortized on a straight line basis over the term of the credit facility. Amortization of debt issuance costs was $0.1 million for fiscal 2017 and immaterial for fiscal 2016. As of April 2, 2017, $0.5 million of debt issuance costs were reflected as a reduction of debt on our balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of April 2, 2017, we were in compliance with all required covenants.
Debt at April 2, 2017 and April 3, 2016 consisted of the following:

(In thousands)	April 2, 2017	April 3, 2016
Senior secured term loan	$93,125	$98,750
Senior secured revolver	10,000	31,000
Total debt	103,125	129,750
Less: unamortized debt issuance costs	(510)	(645)
Total debt, net of debt issuance costs	102,615	129,105
Less: current portion of long-term debt, net of current unamortized debt issuance costs	(7,989)	(5,489)
Total long-term debt	$94,626	$123,616

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled annual maturities of debt as of April 2, 2017 are as follows:

Fiscal year ending	(In thousands)
2018	$8,125
2019	10,000
2020	10,000
2021	75,000
$103,125
Note 8 — Share-Based Compensation

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

The following table represents the restricted stock activity for fiscal 2017:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	37,309	$40.89
Granted	28,853	43.10
Vested	(37,309)	40.89
Forfeited or expired	—	—
Outstanding at end of year	28,853	$43.10

The weighted average grant date fair value of performance-based restricted shares issued in fiscal 2017, 2016 and 2015 was $43.10, $40.89, and $34.45, respectively. We recorded compensation expense on performance-based restricted stock of approximately $1.4 million for fiscal 2017, $1.2 million for fiscal 2016 and $1.1 million for fiscal 2015, substantially all of which was recorded in selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested in fiscal 2017 was $1.5 million compared to $2.0 million in fiscal 2016 and $0.8 million in fiscal 2015.

Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of April 2, 2017 was $1.3 million and is expected to be recognized over a weighted average period of 1.5 years.

The benefits of tax deductions that vary from the recognized compensation costs from share-based compensation are recorded as a change in additional paid-in capital rather than a deduction of taxes paid. The amount of excess tax benefit recognized and recorded in additional paid-in capital resulting from share-based compensation cost was $0.1 million in fiscal 2017, nominal in fiscal 2016 and $0.1 million in 2015.

Restricted Stock Awards.  As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2017:

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of year	6,804	$36.00
Granted	8,092	43.24
Vested	(6,804)	36.00
Forfeited or expired	—	—
Outstanding at end of year	8,092	$43.24

Annual expense related to the value of restricted stock was $0.3 million in fiscal 2017, $0.2 million for both 2016 and 2015, all of which was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of April 2, 2017 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

Stock Option Awards. Our Board of Directors (the “Board”) previously approved a long-term incentive equity compensation arrangement for our executive officers that provided for the grant of non-qualified stock options that vested at the end of a three-year period, although no stock options have been granted under this arrangement since the fiscal year ended March 28, 2010. As of April 2, 2017 and April 3, 2016 we had no stock options outstanding. During fiscal 2015, 9,333 options were exercised with an exercise price of $19.90. No expense was recorded in fiscal 2017, 2016 or 2015 related to the value of stock options.

Note 9 — Share Repurchase Program

In May 2014, our Board authorized a share repurchase program of up to 300,000 shares of our outstanding common shares. Under the program, we are authorized to repurchase shares for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. No shares were repurchased during fiscal 2017. We repurchased 127,852 of common stock at an aggregate purchase price of $4.8 million during fiscal 2016, and 59,602 shares of common stock at an aggregate purchase price of $2.2 million during fiscal 2015. As of April 2, 2017, the number of shares available to be purchased under the share repurchase program was 112,546.
Note 10 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans

Company Sponsored Plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code (“IRC”). The profit sharing plan contribution level for each employee depends upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the profit sharing plan for fiscal 2017, fiscal 2016 and fiscal 2015 was 5% of each employee’s eligible compensation for employees hired on or before April 1, 2012. In addition to the discretionary employer contribution described above, the profit sharing plan includes a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation.
We have an employee stock ownership plan (“ESOP”) covering the majority of our non-bargaining unit employees. Contributions are made at our discretion subject to a maximum amount allowed under the IRC. The ESOP contribution level for each employee depends upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the ESOP for fiscal 2017, fiscal 2016 and fiscal 2015 was 5% of each employee’s eligible compensation for employees hired on or before April 1, 2012.
During fiscal 2017, we established a nonqualified deferred compensation plan covering employees who are classified as “highly compensated employees” as determined by IRS guidelines for the plan year and who were hired on or before April 1, 2012. Employees who are eligible for the nonqualified deferred compensation plan for any plan year are not eligible for the profit sharing plan contribution or the ESOP contributions described above for that plan year. Our contribution to the nonqualified deferred compensation plan for fiscal 2017 was 10% of each employee’s eligible compensation, subject to the maximum amount allowed under the IRC.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 2, we acquired Stauber on December 23, 2015. Concurrent with the acquisition, Stauber’s existing company sponsored plans were terminated. Effective January 1, 2016, Stauber employees became eligible for the 401(k) component of the profit sharing plan described above, including the employer match component.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common stock at a discount from market. The number of new shares issued under the ESPP was 38,986 in fiscal 2017, 33,550 in fiscal 2016 and 31,383 in fiscal 2015.
In March 2013, concurrent with our withdrawal from a multiemployer pension plan described below, we established a retirement plan and ESOP for our collective bargaining unit employees. Each of these plans is subject to a maximum amount allowed under the IRC. The retirement plan provides for a contribution of 5% of each employee’s eligible wages annually for employees who were eligible to enter the plan on March 1, 2013, and a contribution of 2.5% of each employee’s eligible wages annually for employees who entered the plan after March 1, 2013. Additionally, the retirement plan includes a 401(k) plan that will allow employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation. The ESOP provides for contributions of 5% of each employee’s eligible wages annually for employees who were eligible to enter the plan on March 1, 2013, and a contribution of 2.5% of each employee’s eligible wages annually for employees who enter the plan after March 1, 2013.

The following represents the contribution expense for the company sponsored profit sharing, ESOP, ESPP and 401(k) plans for fiscal 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Non-bargaining unit employee plans:
Profit sharing	$741	$1,393	$1,266
401(k) matching contributions	1,996	1,586	1,216
ESOP	741	1,393	1,266
Nonqualified deferred compensation plan	1,383	—	—
Bargaining unit employee plans	509	444	450
ESPP - all employees	364	274	253
Total contribution expense	$5,734	$5,090	$4,451

Multiemployer Pension Plan. In fiscal 2013, we concluded negotiations with two collective bargaining units to discontinue our participation in the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan. Payment of our share of the unfunded vested benefit liability is being made over 20 years and is subject to a cap. At the end of the 20-year period we will have no further liability, even if our share of the unfunded vested benefit liability has not yet been paid in full. The cash payments to be made total approximately $9.3 million, or $467,000 per year. Our payments began in fiscal 2014.
Note 11 — Commitments and Contingencies

Leases. We have various operating leases for buildings and land on which some of our operations are located as well as trucks utilized for deliveries in certain branches. Future minimum lease payments due under operating leases with an initial term of one year or more at April 2, 2017 are as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter
Minimum lease payment	$2,705	$2,317	$2,041	$1,795	$1,105	$2,933
Total rental expense for fiscal years 2017, 2016 and 2015 was as follows:

	2017	2016	2015
(In thousands)
Minimum rentals	$3,283	$2,890	$1,665
Contingent rentals	28	21	103
Total rental expense	$3,311	$2,911	$1,768

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation.  As of April 2, 2017 there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Asset Retirement Obligations. We have three leases of land which contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. These leases expire in 2023, 2028 and 2034. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: The leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of April 2, 2017. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.
Note 12 — Income Taxes

The provisions for income taxes for fiscal 2017, 2016 and 2015 were as follows:

	2017	2016	2015
(In thousands)
Federal — current	$11,472	$8,761	$9,574
State — current	2,546	2,238	2,133
Total current	14,018	10,999	11,707

Federal — deferred	(431)	1,027	(517)
State — deferred	(94)	197	50
Total deferred	(525)	1,224	(467)
Total provision	$13,493	$12,223	$11,240

Reconciliations of the provisions for income taxes, based on income from continuing operations, to the applicable federal statutory income tax rate of 35% are listed below.

	2017	2016	2015
Statutory federal income tax	35.0%	35.0%	35.0%
State income taxes, net of federal deduction	4.8%	5.0%	4.7%
ESOP dividend deduction on allocated shares	(0.7)%	(0.7)%	(0.7)%
Domestic production deduction	(1.5)%	(1.5)%	(2.4)%
Non-deductible acquisition costs	—%	1.6%	—%
Assessment related to state tax audit	—%	0.6%	—%
Other — net	(0.2)%	0.2%	0.3%
Total	37.4%	40.2%	36.9%

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of items comprising our net deferred tax liability as of April 2, 2017 and April 3, 2016 are as follows:

(In thousands)	2017	2016
Deferred tax assets:
Trade receivables	$187	$361
Stock compensation accruals	616	620
Pension withdrawal liability	2,513	2,635
Other	1,639	1,302
Total deferred tax assets	$4,955	$4,918
Deferred tax liabilities:
Inventories	$(4,006)	$(2,671)
Prepaid	(1,095)	(975)
Excess of tax over book depreciation	(14,169)	(14,439)
Intangibles	(27,524)	(29,075)
Unrealized gain on interest rate swap	(201)	—
Total deferred tax liabilities	$(46,995)	$(47,160)
Net deferred tax liabilities	$(42,040)	$(42,242)

As of April 2, 2017, the Company has determined that it is more likely than not that the deferred tax assets at April 2, 2017 will be realized either through future taxable income or reversals of taxable temporary differences.

During fiscal 2016, we recorded a gross unrecognized tax benefit of $1.9 million in other long-term liabilities on our consolidated balance sheet as a result of uncertain income tax positions taken by Stauber on its tax returns for periods prior to our acquisition. We had no unrecognized tax benefits prior to the Stauber acquisition. The Stauber acquisition agreement provides the Company with indemnification from the prior owners for any tax liabilities relating to pre-acquisition tax returns. Accordingly, we also recorded an offsetting, long-term receivable for $1.9 million as of April 3, 2016, and as such any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. During fiscal 2017, the unrecognized tax benefit and the offsetting receivable were reduced to $0.8 million due to the expiration of the statue of limitations for certain of the taxable periods. As of April 2, 2017 and April 3, 2016, the liability for uncertain tax positions and the corresponding receivable included $0.1 million and $0.3 million of interest and penalties, respectively. We expect these uncertain income tax amounts to decrease as the applicable examination periods by the relevant taxing authorities expire.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service. Our federal tax return filed for our fiscal year ended March 29, 2015 was examined by the Internal Revenue Service with no adjustments. For state and local income tax jurisdictions, the tax years prior to our fiscal year ended March 30, 2014 are closed to examination, with few exceptions.

Note 13 — Segment Information

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

We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. Other than our Health and Nutrition segment, the segments do not have separate accounting, administration, customer service or purchasing functions. We allocate certain corporate expenses to our operating segments, and we began allocating a portion of these costs to the Health and Nutrition segment in fiscal 2017. Corporate costs allocated to Health and Nutrition were $1.9 million for fiscal 2017; these costs would have been allocated to Industrial (approximately $1.2 million) and Water Treatment (approximately $0.7 million) in past years. There are no intersegment sales and no operating segments have been aggregated. Given the nature of our business, it is not practical to disclose revenues from external customers for each product or each group of similar products. No single customer’s revenues

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

Reportable Segments	Industrial	Water Treatment	Health and Nutrition	Total
(In thousands)
Fiscal Year Ended April 2, 2017:
Sales	$238,555	$128,954	$116,084	$483,593
Gross profit	38,886	35,962	23,225	98,073
Selling, general, and administrative expenses	21,818	19,798	17,765	59,381
Operating income	17,068	16,164	5,460	38,692
Identifiable assets*	$159,032	$53,445	$192,047	$404,524
Capital Expenditures	$10,529	$7,777	$3,310	$21,616
Fiscal Year Ended April 3, 2016:
Sales	$251,749	$128,312	$33,915	$413,976
Gross profit	37,967	35,470	6,820	80,257
Selling, general, and administrative expenses	22,137	19,261	7,688	49,086
Operating income (loss)	15,830	16,209	(868)	31,171
Identifiable assets*	$158,015	$50,013	$195,939	$403,967
Capital Expenditures	$17,712	$6,306	$165	$24,183
Fiscal Year Ended March 29, 2015:
Sales	$249,066	$114,957	$—	$364,023
Gross profit	33,619	32,172	—	65,791
Selling, general, and administrative expenses	19,793	15,582	—	35,375
Operating income	13,826	16,590	—	30,416
Identifiable assets*	$151,157	$42,860	$—	$194,017
Capital Expenditures	$10,590	$3,962	$—	$14,552

* Unallocated assets, consisting primarily of cash and cash equivalents, investments and prepaid expenses, were $13.1 million at April 2, 2017, $32.8 million at April 3, 2016 and $53.7 million at March 29, 2015.

In fiscal 2016, operating profit for the Health and Nutrition segment was negatively impacted by $3.3 million (pre-tax) of non-recurring SG&A expenses directly related to the acquisition by Hawkins.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)	Fiscal 2017
	First	Second	Third	Fourth
Sales	$131,374	$121,250	$112,351	$118,618
Gross profit	28,216	27,032	20,912	21,913
Selling, general, and administrative expenses	15,126	14,871	14,916	14,468
Operating income	13,090	12,161	5,996	7,445
Net income	$7,604	$7,190	$3,551	$4,210
Basic earnings per share	$0.72	$0.68	$0.34	$0.40
Diluted earnings per share	$0.72	$0.68	$0.34	$0.40

	Fiscal 2016 (1)
	First	Second	Third	Fourth
Sales	$101,496	$94,592	$88,375	$129,513
Gross profit	20,735	19,811	14,709	25,002
Selling, general, and administrative expenses	9,891	10,303	12,825	16,067
Operating income	10,844	9,508	1,884	8,935
Net income	$6,791	$5,678	$815	$4,859
Basic earnings per share	$0.64	$0.54	$0.08	$0.46
Diluted earnings per share	$0.64	$0.54	$0.08	$0.46
(1) The sum of quarterly per share data may not equal the full year due to rounding.
Operating income in fiscal 2016 was negatively impacted by non-recurring SG&A expenses directly related to the acquisition of Stauber by Hawkins of $2.7 million (pre-tax) in the third quarter and $0.6 million (pre-tax) in the fourth quarter.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 2, 2017, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of April 2, 2017.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for April 2, 2017 which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.

/s/ Patrick H. Hawkins	/s/ Kathleen P. Pepski
Patrick H. Hawkins	Kathleen P. Pepski
Chief Executive Officer and President	Vice President, Chief Financial Officer, and Treasurer
June 1, 2017	June 1, 2017

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not Applicable

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 9, 2017 (the “2017 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2017 Proxy Statement, no other portions of the 2017 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers, their ages and offices held, as of June 1, 2017 are set forth below:

Name	Age	Office
Patrick H. Hawkins	46	Chief Executive Officer and President
Kathleen P. Pepski	62	Vice President, Chief Financial Officer, and Treasurer
Richard G. Erstad	53	Vice President, General Counsel and Secretary
Olivier A. Guiot	40	President — Stauber Performance Ingredients
Thomas J. Keller	57	Vice President — Water Treatment Group
Steven D. Matthews II	46	Vice President — Operations
Theresa R. Moran	54	Vice President — Quality and Support
Jeffrey P. Oldenkamp	44	Vice President
John R. Sevenich	59	Vice President — Industrial Group

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

Kathleen P. Pepski has been our Vice President, Chief Financial Officer and Treasurer since February 2008 and was Secretary from February 2008 to November 2008. She was the Executive Vice President and Chief Financial Officer of PNA Holdings, LLC and Katun Corporation, a supplier of business equipment parts, from 2003 to 2007, the Vice President of Finance of Hoffman Enclosures, a manufacturer of systems enclosures and a subsidiary of Pentair, Inc., from 2002 to 2003, Senior Vice President and Chief Financial Officer of BMC Industries, Inc., a manufacturer of lenses and aperture masks, from 2000 to 2001, and Vice President and Controller at Valspar Corporation, a paint and coatings manufacturer, from 1994 to 2000. Ms. Pepski will be retiring in June of 2017.

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

Jeffrey P. Oldenkamp joined Hawkins in May 2017, and will assume the role of Chief Financial Officer, Vice President and Treasurer in June 2017. Prior to joining Hawkins, Mr. Oldenkamp was with MTS Systems Corporation, a supplier of high-performance test systems and sensors, where he served as Chief Financial Officer since January 2015 and Vice President of Finance for the MTS Test business from January 2014 to January 2015, and with Nilfisk-Advance, Inc., a global manufacturer of professional cleaning equipment, where he served as Americas Operations Chief Financial Officer and Vice President from January 2012 to January 2014.

John R. Sevenich has been our Vice President - Industrial Group since May 2000. He was the Business Unit Manager of Manufacturing from 1998 to 2000 and was a Sales Representative with the Company from 1989 to 1998.

“Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2016 Proxy Statement are incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
“Compensation of Executive Officers and Directors” of the 2017 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
“Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2017 Proxy Statement are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
“Election of Directors” and “Related Party Transactions” of the 2017 Proxy Statement are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
“Independent Registered Public Accounting Firm’s Fees” of the 2017 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at April 2, 2017 and April 3, 2016.

Consolidated Statements of Income for the fiscal years ended April 2, 2107, April 3, 2016 and March 29, 2015.

Consolidated Statements of Comprehensive Income for the fiscal years ended April 2, 2017, April 3, 2016 and March 29, 2015.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 2, 2017, April 3, 2016 and March 29, 2015.

Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2017, April 3, 2016 and March 29, 2015.

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

The following financial statement schedule for the fiscal years 2017, 2016 and 2015.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

Date:	June 1, 2017	By	/s/ Patrick H. Hawkins
Patrick H. Hawkins, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on the date set forth beside their signature.

/s/ Patrick H. Hawkins	Date:	June 1, 2017
Patrick H. Hawkins, Chief Executive Officer and President (Principal Executive Officer) and Director

/s/ Kathleen P. Pepski	Date:	June 1, 2017
Kathleen P. Pepski, Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon	Date:	June 1, 2017
John S. McKeon, Director, Chairman of the Board

/s/ Daniel J. Stauber	Date:	June 1, 2017
Daniel J. Stauber, Director

/s/ Duane M. Jergenson	Date:	June 1, 2017
Duane M. Jergenson, Director

/s/ Daryl I. Skaar	Date:	June 1, 2017
Daryl I. Skaar, Director

/s/ James A. Faulconbridge	Date:	June 1, 2017
James A. Faulconbridge, Director

/s/ James T. Thompson	Date:	June 1, 2017
James T. Thompson, Director

/s/ Jeffrey L. Wright	Date:	June 1, 2017
Jeffrey L. Wright, Director

/s/ Mary J. Schumacher	Date:	June 1, 2017
Mary J. Schumacher, Director

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 2, 2017, APRIL 3, 2016 AND MARCH 29, 2015

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Year Ended April 2, 2017:
Allowance for doubtful accounts	$602	$79	$—	$213	$468
Year Ended April 3, 2016:
Allowance for doubtful accounts	$445	$272	$—	$115	$602
Year Ended March 29, 2015:
Allowance for doubtful accounts	$477	$(32)	$—	$—	$445

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

101
Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended April 2, 2017, filed with the SEC on June 1, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at April 2, 2017 and April 3, 2016, (ii) the Consolidated Statements of Income for the fiscal years ended April 2, 2017, April 3, 2016 and March 29, 2015, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended April 2, 2017, April 3, 2016 and March 29, 2015, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 2, 2017, April 3, 2016 and March 29, 2015, (v) Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2017, April 3, 2016 and March 29, 2015, and (iv) Notes to Consolidated Financial Statements.
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