Form 10-Q
period 2017-07-02
HAWKINS INC
filed 2017-08-09
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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

Large Accelerated Filer	☐	Non-Accelerated Filer	☐	Accelerated Filer	☒	Smaller Reporting Company	☐

						Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at August 4, 2017
Common Stock, par value $.05 per share	10,663,271

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	July 2, 2017	April 2, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,770	$6,861
Trade receivables — less allowance for doubtful accounts:
$472 as of July 2, 2017 and $468 as of April 2, 2017	61,855	57,298
Inventories	65,551	51,249
Income taxes receivable	897	1,273
Prepaid expenses and other current assets	3,323	4,238
Total current assets	134,396	120,919
PROPERTY, PLANT, AND EQUIPMENT:	227,064	221,518
Less accumulated depreciation	104,095	99,978
Net property, plant, and equipment	122,969	121,540
OTHER ASSETS:
Goodwill	97,556	97,556
Intangible assets, net	75,454	76,883
Other	2,956	1,686
Total other assets	175,966	176,125
Total assets	$433,331	$418,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$27,917	$29,756
Dividends payable	—	4,466
Accrued payroll and employee benefits	5,264	9,979
Current portion of long-term debt	8,614	7,989
Due to sellers of acquired business	—	341
Container deposits	1,233	1,174
Other current liabilities	1,958	1,967
Total current liabilities	44,986	55,672
LONG-TERM DEBT, LESS CURRENT PORTION	112,160	94,626
PENSION WITHDRAWAL LIABILITY	5,889	5,968
DEFERRED INCOME TAXES	41,994	42,040
OTHER LONG-TERM LIABILITIES	3,598	2,450
Total liabilities	208,627	200,756
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,600,471 and 10,582,596 shares issued and outstanding as of July 2, 2017 and April 2, 2017, respectively	530	529
Additional paid-in capital	52,216	51,104
Retained earnings	171,728	165,897
Accumulated other comprehensive income (loss)	230	298
Total shareholders’ equity	224,704	217,828
Total liabilities and shareholders’ equity	$433,331	$418,584
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	July 2, 2017	July 3, 2016
Sales	$133,731	$131,374
Cost of sales	(107,732)	(103,158)
Gross profit	25,999	28,216
Selling, general and administrative expenses	(15,766)	(15,126)
Operating income	10,233	13,090
Interest expense, net	(750)	(724)
Income before income taxes	9,483	12,366
Income tax provision	(3,652)	(4,762)
Net income	$5,831	$7,604

Weighted average number of shares outstanding - basic	10,582,989	10,513,139
Weighted average number of shares outstanding - diluted	10,615,692	10,555,282

Basic earnings per share	$0.55	$0.72
Diluted earnings per share	$0.55	$0.72

Cash dividends declared per common share	$—	$—
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 2, 2017	July 3, 2016
Net income	$5,831	$7,604
Other comprehensive income, net of tax:
Unrealized loss on interest rate swap	(68)	—
Total comprehensive income	$5,763	$7,604
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 2, 2017	July 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,831	$7,604
Reconciliation to cash flows:
Depreciation and amortization	5,831	5,075
Amortization of debt issuance costs	34	34
Stock compensation expense	409	535
Loss (gain) from property disposals	15	(64)
Changes in operating accounts providing (using) cash:
Trade receivables	(4,558)	1,786
Inventories	(14,303)	393
Accounts payable	(1,178)	351
Accrued liabilities	(3,599)	(4,539)
Income taxes	35	2,416
Other	(464)	828
Net cash (used in) provided by operating activities	(11,947)	14,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,556)	(6,264)
Acquisitions, net of cash acquired	—	(2,199)
Other	49	180
Net cash used in investing activities	(6,507)	(8,283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,466)	(4,226)
New shares issued	704	553
Payments on senior secured term loan	(1,875)	(1,250)
Proceeds from revolver borrowings	20,000	—
Net cash provided by (used in) financing activities	14,363	(4,923)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,091)	1,213
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,861	20,014
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,770	$21,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,277	$2,402
Cash paid for interest	$683	$650
Noncash investing activities - capital expenditures in accounts payable	$296	$749
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017, previously filed with the SEC. There has been no significant change in our accounting policies since the end of fiscal 2017.
The results of operations for the three months ended July 2, 2017 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2017 refer to the fiscal year ended April 2, 2017 and references to fiscal 2018 refer to the fiscal year ending April 1, 2018.
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet. This guidance will be effective for interim periods beginning after December 15, 2018 (our fiscal year ended March 30, 2020). We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, which provides accounting guidance intended to improve the accounting for share-based payment transactions. This guidance outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. We adopted this guidance in the first quarter of fiscal 2018. We will continue to estimate forfeitures as we determine compensation cost each period. The primary impact on our consolidated financial statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which may result in increased volatility in the reported amounts of income tax expense and net income.
In July 2015, the FASB issued ASU 2015-11, which requires companies to change the measurement principal for inventory measured using the FIFO or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the LIFO method is unchanged by this guidance. We adopted this guidance in the first quarter of fiscal 2018 and there was no impact to our financial position or results of operations.

Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended
	July 2, 2017	July 3, 2016
Weighted-average common shares outstanding—basic	10,582,989	10,513,139
Dilutive impact of performance units and restricted stock	32,703	42,143
Weighted-average common shares outstanding—diluted	10,615,692	10,555,282
For each of the three months ended July 2, 2017 and July 3, 2016, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Derivative Instruments

On September 20, 2016, we entered into an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement will begin September 1, 2017 and will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive income (net of tax) until income or loss from the cash flows of the hedged item is realized.

For the three months ended July 2, 2017, we recorded $0.1 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. Included in other long-term assets on our condensed consolidated balance sheet was $0.4 million as of July 2, 2017 and $0.5 million as of April 2, 2017 related to the cash flow hedge. No amounts were reflected in other comprehensive income related to cash flow hedges for the three months ended July 3, 2016. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

Our financial assets that are measured at fair value on a recurring basis are an interest rate swap and assets held in a deferred compensation retirement plan. Both of these assets are classified as other long-term assets on our balance sheet. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following table summarizes the balances of assets measured at fair value on a recurring basis as of July 2, 2017 and April 2, 2017.
 0

(In thousands)	July 2, 2017	Level 1	Level 2	Level 3
Interest rate swap	$388	—	$388	—
Deferred compensation plan assets	$1,386	$1,386	—	—

(In thousands)	April 2, 2017	Level 1	Level 2	Level 3
Interest rate swap	$502	—	$502	—
Deferred compensation plan assets	—	—	$—	—

Note 5 – Inventories
Inventories at July 2, 2017 and April 2, 2017 consisted of the following:

	July 2, 2017	April 2, 2017
(In thousands)
Inventory (FIFO basis)	$67,524	$52,735
LIFO reserve	(1,973)	(1,486)
Net inventory	$65,551	$51,249
The FIFO value of inventories accounted for under the LIFO method was $45.3 million at July 2, 2017 and $37.0 million at April 2, 2017. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.5 million during the three months ended July 2, 2017 and decreased nominally during the three months ended July 3, 2016. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets
The carrying amount of goodwill was $97.6 million as of July 2, 2017 and April 2, 2017, of which $84.1 million was related to our Health and Nutrition segment. The annual goodwill impairment test we performed in fiscal 2017 indicated the excess fair value of this reporting unit was $7.4 million, or 4.8%.
A summary of our intangible assets as of July 2, 2017 and April 2, 2017 is as follows:

	July 2, 2017			April 2, 2017
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	78,383	(8,995)	69,388	78,383	(7,854)	70,529
Trademarks and trade names	6,045	(1,965)	4,080	6,045	(1,790)	4,255
Other finite-life intangible assets	3,648	(2,889)	759	3,648	(2,776)	872
Total finite-life intangible assets	88,076	(13,849)	74,227	88,076	(12,420)	75,656
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(13,849)	$75,454	$89,303	$(12,420)	$76,883

Note 7 – Debt
Debt at July 2, 2017 and April 2, 2017 consisted of the following:

	July 2, 2017	April 2, 2017

(In thousands)
Senior secured term loan	$91,250	$93,125
Senior secured revolving loan	30,000	10,000
Total debt	121,250	103,125
Less: unamortized debt issuance costs	(476)	(510)
Total debt, net of debt issuance costs	120,774	102,615
Less: current portion of long-term debt	(8,614)	(7,989)
Total long-term debt	$112,160	$94,626

Note 8 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service. Our federal tax return filed for our fiscal year ended March 29, 2015 was examined by the Internal Revenue Service with no adjustments. For state and local income tax jurisdictions, the tax years prior to our fiscal year ended March 30, 2014 are closed to examination, with few exceptions. Our effective tax rate was approximately 38.5% for the three months ended July 2, 2017 and July 3, 2016.

As of July 2, 2017 and April 2, 2017, our balance sheet included a $0.8 million long-term liability for uncertain tax positions which arose from tax positions taken by Stauber on its tax returns for periods prior to our acquisition, offset by a corresponding long-term receivable as the Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns. Accordingly, we have also recorded an offsetting, long-term receivable for $0.8 million, and, as such, any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. We expect these uncertain income tax amounts to decrease as the applicable examination periods by the relevant taxing authorities expire. As of July 2, 2017 and April 2, 2017, the liability for uncertain tax positions and the corresponding receivable included $0.1 million of interest and penalties.
Note 9 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2018 and fiscal 2017. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 57,855 shares in the aggregate for fiscal 2018. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the three months ended July 2, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	28,853	$43.10
Granted	35,075	47.50
Forfeited or expired	(9,220)	45.45
Unvested at end of period	54,708	$45.52
We recorded compensation expense related to performance share units and restricted stock of $0.2 million for three months ended July 2, 2017 and $0.4 million for the three months ended July 3, 2016. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of July 2, 2017, there were 8,092 shares of restricted stock with a weighted averaged grant date fair value of $43.24 outstanding under this program. Compensation expense for each of the three months ended July 2, 2017 and July 3, 2016 related to restricted stock awards to the Board was $0.1 million.

Note 10 – Share Repurchase Program

We have in place a share repurchase program approved by our Board of up to 300,000 shares of our outstanding common stock. Under the program, we are authorized to repurchase shares for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital.

No shares were repurchased during the three months ended July 2, 2017 or during fiscal 2017. As of July 2, 2017, 112,546 shares remained available to be repurchased under the share repurchase program.

Note 11 – Litigation, Commitments and Contingencies

Litigation — There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.
Note 12 – Segment Information
We have three reportable segments: Industrial, Water Treatment, and Health and Nutrition. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our fiscal 2017 Annual Report on Form 10-K.

We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. Other than our Health and Nutrition segment, the segments do not have separate accounting, administration, customer service or purchasing functions. We allocate certain corporate expenses to our operating segments. There are no intersegment sales and no operating segments have been aggregated. No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended July 2, 2017:
Sales	$64,027	$38,224	$31,480	$133,731
Gross profit	8,973	11,203	5,823	25,999
Selling, general, and administrative expenses	5,756	5,257	4,753	15,766
Operating income	3,217	5,946	1,070	10,233
Three months ended July 3, 2016:
Sales	$63,788	$35,636	$31,950	$131,374
Gross profit	10,422	10,629	7,165	28,216
Selling, general, and administrative expenses	5,395	5,064	4,667	15,126
Operating income (loss)	5,027	5,565	2,498	13,090

No significant changes to identifiable assets by segment occurred during the three months ended July 2, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended July 2, 2017 as compared to the similar period ended July 3, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 2, 2017 (“fiscal 2017”). References to “fiscal 2018” refer to the fiscal year ending April 1, 2018.
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

Financial Results

We seek to maintain relatively constant gross profit dollars per unit sold on each of our products as the cost of our raw materials increase or decrease. This is not always possible, especially when we face competitive pressures that limit our ability to increase pricing. We expect that we will continue to experience fluctuations in our raw material costs and resulting prices in the future. Accordingly, we believe that gross profit dollars is the best measure of our profitability from the sale of our products, as opposed to gross profit as a percentage of sales.

We use the last in, first out (“LIFO”) method for valuing a large portion of our inventory in our Industrial and Water Treatment segments, which causes the most recent product costs for those products to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded an increase in our LIFO reserve of $0.5 million for the three months ended July 2, 2017 which decreased our reported gross profit for that period. We recorded a nominal increase in our LIFO reserve for the three months ended July 3, 2016. Inventories in the Health and Nutrition segment are valued using the first-in, first-out (“FIFO”) method.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended
	July 2, 2017	July 3, 2016
Sales	100.0%	100.0%
Cost of sales	(80.6)%	(78.5)%
Gross profit	19.4%	21.5%
Selling, general and administrative expenses	(11.8)%	(11.5)%
Operating income	7.6%	10.0%
Interest income, net	(0.6)%	(0.6)%
Income before income taxes	7.0%	9.4%
Income tax provision	(2.7)%	(3.6)%
Net income	4.3%	5.8%

Three Months Ended July 2, 2017 Compared to Three Months Ended July 3, 2016
Sales
Sales increased $2.4 million, or 1.8%, to $133.7 million for the three months ended July 2, 2017, as compared to $131.4 million reported for the same period of the prior year.
Industrial Segment. Industrial segment sales were $64.0 million for the three months ended July 2, 2017, an increase of $0.2 million from $63.8 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 18% of sales dollars for the three months ended July 2, 2017 and 17% for the same period in the prior year. The increase in sales dollars was driven primarily by higher per-unit costs on one of our major commodities, resulting in higher selling prices on certain products.
Water Treatment Segment. Water Treatment segment sales increased $2.6 million, or 7.3%, to 38.2 million for the three months ended July 2, 2017, as compared to $35.6 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 13% of sales dollars in the both the three months ended July 2, 2017 and the same period a year ago. Sales dollars increased as a result of increased sales volumes, most notably in our specialized products that carry higher per-unit selling prices, as well as an increase in equipment project revenues.
Health & Nutrition Segment. Sales for our Health and Nutrition segment were $31.5 million for the three months ended July 2, 2017, a decrease of $0.5 million, or 1.5%, from the same period a year ago. Sales were in line with our expectations but were slightly unfavorable to the prior year, due to strong quarterly sales performance for the comparable period of the prior year. Timing of orders in this segment can vary greatly depending on customer requirements, causing uneven sales patterns.
Gross Profit
Gross profit was $26.0 million, or 19.4% of sales, for the three months ended July 2, 2017, a decrease of $2.2 million from $28.2 million, or 21.5% of sales, for the same period of the prior year. In addition to an increase in the LIFO reserve which negatively impacted gross profit by $0.5 million year over year, the decrease in gross profit was due to planned cost increases to drive future growth, including accelerated depreciation of $0.6 million, a $0.5 million reclassification from selling, general and administrative (“SG&A”) expenses, raw material price increases and product mix changes.
Industrial Segment. Gross profit for the Industrial segment decreased $1.4 million to $9.0 million, or 14.0% of sales, for the three months ended July 2, 2017, as compared to $10.4 million, or 16.3% of sales, for the same period of the prior year. The LIFO method of valuing inventory decreased gross profit by $0.4 million in the current year and had a nominal impact on gross profit for the same period of the prior year. Volumes were up slightly from a year ago, but the decrease in gross profit and gross profit as a percentage of sales was driven primarily by increased operating costs, a shift in product mix to more sales of products that have lower per-unit margins, and the unfavorable year-over-year impact of the LIFO reserve.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.6 million to $11.2 million, or 29.3% of sales, for the three months ended July 2, 2017, from $10.6 million, or 29.8% of sales, for the comparable period of the prior year. The LIFO method of valuing inventory decreased gross profit by $0.1 million for the three months ended July 2, 2017 and had a nominal impact on gross profit during the same quarter of the prior year. Gross profit dollars increased due to increased sales volumes across many product lines, in particular certain of our specialized products that have higher per-unit margins, as well as an increase in margins on equipment projects.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $1.3 million to $5.8 million, or 18.5% of sales, for the three months ended July 2, 2017, from $7.2 million, or 22.4% of sales, for the three months ended July 3, 2016. The decrease in gross profit, and gross profit as a percentage of sales, was due to planned cost increases to drive future growth, including accelerated depreciation expense of $0.6 million related to manufacturing equipment that is being retired to install newer, more efficient equipment, as well as the reclassification of $0.5 million of costs that were recorded as SG&A expenses in the prior year to operating overhead in the current year to conform to Hawkins’ presentation.
Selling, General and Administrative Expenses
SG&A expenses were $15.8 million, or 11.8% of sales, for the three months ended July 2, 2017, an increase of $0.6 million from $15.1 million, or 11.5% of sales, for the same period of the prior year. Expenses increased as a result of the addition of sales and support personnel to drive future growth, offset partially by the reclassification of $0.5 million of expenses in our Health & Nutrition segment from SG&A to operating overhead to conform to Hawkins’ presentation.

Operating Income
Operating income was $10.2 million for the three months ended July 2, 2017, as compared to $13.1 million for the same period of the prior year. Operating income in our Industrial segment decreased by $1.8 million driven by lower gross profits and increased SG&A expenses in that segment. Operating income in our Water Treatment segment increased by $0.4 million due to higher gross profits partially offset by increased SG&A expenses. Operating income in our Health and Nutrition Segment decreased by $1.4 million driven by lower gross profits compared to the comparable period in the prior year.
Interest Expense, Net
Interest expense was $0.8 million for the first quarter of fiscal 2017, compared to $0.7 million for the same period of the prior year.
Income Tax Provision
Our effective income tax rate was 38.5% for both the three months ended July 2, 2017 and the comparable period in the prior year. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash was $2.8 million at July 2, 2017, a decrease of $4.1 million as compared with the $6.9 million available as of April 2, 2017. Cash provided by financing activities during the three months ended July 2, 2017 was more than offset by cash used to fund operations, cash used for capital expenditures and cash dividends paid.
Cash used in operating activities was $11.9 million for the three months ended July 2, 2017, compared to cash provided by operating activities of $14.4 million for the same period of the prior year. The decrease in cash provided by operating activities was primarily driven by cash utilized to purchase inventory during the quarter. The large increase in inventory in the first quarter of fiscal 2018 was primarily due to an increase in on-hand and in-transit inventory, along with an increase in the per unit cost, of one of our major commodities. The decision to increase inventory was driven in part by expectations of further cost increases throughout calendar 2018. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Cash used in investing activities was $6.5 million for the three months ended July 2, 2017, compared to $8.3 million for the three months ended July 3, 2016. Capital expenditures were $6.6 million for the three months ended July 2, 2017, compared to $6.3 million in the same period of the prior fiscal year. Included in capital expenditures for the first three months of fiscal 2018 was $2.4 million related to business expansion, inventory storage, and process improvements, including the purchase of three of our previously leased Florida locations, and $2.1 million related to facility improvements, replacement equipment, new and replacement containers, and Water Treatment trucks. In the previous year, we paid $2.2 million of additional purchase price for Stauber as closing cash, debt and working capital balances were finalized in early 2017.
Cash provided by financing activities was $14.4 million for the three months ended July 2, 2017, compared to cash used in financing activities of $4.9 million in the same period of the prior fiscal year. Included in financing activities were debt repayments of $1.9 million on our Term Loan Facility (as defined below) and proceeds of $20.0 million resulting from borrowings on our Revolving Loan Facility (as defined below) which were made in the three months ended July 2, 2017 to fund working capital requirements. In the first three months of the prior fiscal year, we made repayments of $1.3 million on our Term Loan Facility and had no activity on our Revolving Loan Facility.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

On December 23, 2015, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Term Loan facility requires mandatory quarterly repayments, with the balance due at maturity. The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

Borrowings under the Credit Facility bear interest at a variable rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At July 2, 2017, the effective interest rate on our borrowings was 2.5%.
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
We used $131.0 million of the proceeds from the Credit Facility to fund our acquisition of Stauber. Since the inception of the Credit Facility we have repaid $8.8 million on the Term Loan Facility as required under the Credit Agreement and have had net repayments of $1 million on the Revolving Loan Facility. As of July 2, 2017, we had $35.0 million of borrowing capacity remaining available under the Revolving Loan Facility, which may be used for working capital, capital expenditures, restricted payments and acquisitions permitted under the credit agreement, and other general corporate purposes.
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is 0.25% to 0.3%, depending on our leverage ratio.
Debt issuance costs of $0.7 million were paid to the lenders and are being amortized as interest expense over the term of the credit facility. As of July 2, 2017, the unamortized balance of these costs was $0.5 million, and is reflected as a reduction of debt on our balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of July 2, 2017, we were in compliance with all required covenants.
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
Critical Accounting Policies
Our significant accounting policies are set forth in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017. The accounting policies used in preparing our condensed consolidated financial statements for the first quarter of fiscal 2017 are the same as those described in that Annual Report.
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Credit Facility. A 25 basis point change in interest rates would potentially increase or decrease our annual interest expense by approximately $0.1 million. In the second quarter of fiscal 2017, we entered into an interest rate swap that will convert a portion of our variable-rate debt into a fixed-rate obligation. The new swap agreement will begin September 1, 2017 and will end concurrently with the expiration of our Credit Facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

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
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not repurchase any shares of our common stock during the first quarter of fiscal 2018. As of July 2, 2017, 112,546 shares remain available to be repurchased under the share repurchase program.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 2, 2017 filed with the SEC on August 8, 2017 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 2, 2017 and April 2, 2017, (ii) the Condensed Consolidated Statements of Income for the Three months ended July 2, 2017 and July 3, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the months ended July 2, 2017 and July 3, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the Three months ended July 2, 2017 and July 3, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

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

HAWKINS, INC.

By:	/s/ Jeffrey P. Oldenkamp
Jeffrey P. Oldenkamp
Vice President, Chief Financial Officer, and Treasurer
(On behalf of the registrant and as principal financial and accounting officer)
Dated: August 8, 2017

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 2, 2017 filed with the SEC on August 8, 2017 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 2, 2017 and April 2, 2017, (ii) the Condensed Consolidated Statements of Income for the Three months ended July 2, 2017 and July 3, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the months ended July 2, 2017 and July 3, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the Three months ended July 2, 2017 and July 3, 2016, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically