Form 10-Q
period 2017-10-01
HAWKINS INC
filed 2017-11-02
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 27, 2017
Common Stock, par value $.05 per share	10,663,271

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	October 1, 2017	April 2, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,775	$6,861
Trade receivables — less allowance for doubtful accounts:
$466 as of October 1, 2017 and $468 as of April 2, 2017	59,294	57,298
Inventories	65,934	51,249
Income taxes receivable	680	1,273
Prepaid expenses and other current assets	2,540	4,238
Total current assets	132,223	120,919
PROPERTY, PLANT, AND EQUIPMENT:	233,559	221,518
Less accumulated depreciation	107,704	99,978
Net property, plant, and equipment	125,855	121,540
OTHER ASSETS:
Goodwill	97,556	97,556
Intangible assets, net	74,027	76,883
Other	2,235	1,686
Total other assets	173,818	176,125
Total assets	$431,896	$418,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$26,800	$29,756
Dividends payable	4,696	4,466
Accrued payroll and employee benefits	8,238	9,979
Current portion of long-term debt	9,239	7,989
Due to sellers of acquired business	—	341
Container deposits	1,227	1,174
Other current liabilities	2,264	1,967
Total current liabilities	52,464	55,672
LONG-TERM DEBT, LESS CURRENT PORTION	102,694	94,626
PENSION WITHDRAWAL LIABILITY	5,808	5,968
DEFERRED INCOME TAXES	41,998	42,040
OTHER LONG-TERM LIABILITIES	3,270	2,450
Total liabilities	206,234	200,756
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,608,563 and 10,582,596 shares issued and outstanding as of October 1, 2017 and April 2, 2017, respectively	531	529
Additional paid-in capital	52,653	51,104
Retained earnings	172,243	165,897
Accumulated other comprehensive income	235	298
Total shareholders’ equity	225,662	217,828
Total liabilities and shareholders’ equity	$431,896	$418,584
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Sales	$125,395	$121,250	$259,126	$252,624
Cost of sales	(101,280)	(94,218)	(209,012)	(197,376)
Gross profit	24,115	27,032	50,114	55,248
Selling, general and administrative expenses	(14,828)	(14,871)	(30,594)	(29,997)
Operating income	9,287	12,161	19,520	25,251
Interest expense, net	(816)	(619)	(1,566)	(1,343)
Income before income taxes	8,471	11,542	17,954	23,908
Income tax provision	(3,261)	(4,352)	(6,913)	(9,114)
Net income	$5,210	$7,190	$11,041	$14,794

Weighted average number of shares outstanding - basic	10,605,629	10,536,309	10,594,309	10,524,724
Weighted average number of shares outstanding - diluted	10,650,585	10,586,939	10,641,731	10,581,253

Basic earnings per share	$0.49	$0.68	$1.04	$1.41
Diluted earnings per share	$0.49	$0.68	$1.04	$1.40

Cash dividends declared per common share	$0.44	$0.42	$0.44	$0.42
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income	$5,210	$7,190	$11,041	$14,794
Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap	5	(116)	(63)	(116)
Total comprehensive income	$5,215	$7,074	$10,978	$14,678
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 1, 2017	October 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,041	$14,794
Reconciliation to cash flows:
Depreciation and amortization	11,350	10,284
Amortization of debt issuance costs	68	68
Gain on deferred compensation assets	(45)	—
Stock compensation expense	847	1,074
Loss (gain) from property disposals	8	(65)
Changes in operating accounts providing (using) cash:
Trade receivables	(1,911)	6,430
Inventories	(14,686)	(6,632)
Accounts payable	(2,725)	(1,116)
Accrued liabilities	(80)	(1,742)
Income taxes	253	3,182
Other	355	1,768
Net cash provided by operating activities	4,475	28,045
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(13,174)	(10,255)
Acquisitions, net of cash acquired	—	(2,199)
Other	125	218
Net cash used in investing activities	(13,049)	(12,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,466)	(4,226)
New shares issued	704	553
Net proceeds from (payments on) revolver borrowings	13,000	(13,000)
Payments on term loan borrowings	(3,750)	(2,500)
Net cash provided by (used in) financing activities	5,488	(19,173)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,086)	(3,364)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,861	20,014
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,775	$16,650

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$6,323	$6,014
Cash paid for interest	$1,490	$1,196
Noncash investing activities - capital expenditures in accounts payable	$727	$588
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
The results of operations for the six months ended October 1, 2017 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2017 refer to the fiscal year ended April 2, 2017 and references to fiscal 2018 refer to the fiscal year ending April 1, 2018.
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet. This guidance will be effective for annual periods beginning after December 15, 2018 (our fiscal year ended March 30, 2020) and interim periods within those annual periods. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, which provides accounting guidance intended to improve the accounting for share-based payment transactions. This guidance outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. We adopted this guidance in the first quarter of fiscal 2018. We will continue to estimate forfeitures as we determine compensation cost each period. The primary impact on our consolidated financial statements is the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which may result in increased volatility in the reported amounts of income tax expense and net income.
In July 2015, the FASB issued ASU 2015-11, which requires companies to change the measurement principal for inventory measured using the first-in, first-out (“FIFO”) or average cost method from the lower of cost or market to the lower of cost and net realizable value. Treatment of inventory valued under the last-in, last-out (“LIFO”) method is unchanged by this guidance. We adopted this guidance in the first quarter of fiscal 2018 and there was no impact to our financial position or results of operations.

Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Weighted-average common shares outstanding—basic	10,605,629	10,536,309	10,594,309	10,524,724
Dilutive impact of performance units and restricted stock	44,956	50,630	47,422	56,529
Weighted-average common shares outstanding—diluted	10,650,585	10,586,939	10,641,731	10,581,253
For each of the three and six months ended October 1, 2017 and October 2, 2016, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

Note 3 – Derivative Instruments

On September 20, 2016, we entered into an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement began September 1, 2017 and will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive income (net of tax) until income or loss from the cash flows of the hedged item is realized.

For the three months ended October 1, 2017, we recorded a nominal unrealized gain (net of tax) in other comprehensive loss related to the cash flow hedge. For the six months ended October 1, 2017, we recorded $0.1 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. For the three and six months ended October 2, 2016, we recorded $0.1 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. Included in other long-term assets on our condensed consolidated balance sheet was $0.4 million as of October 1, 2017 and $0.5 million as of April 2, 2017 related to the cash flow hedge. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

Note 4 – Fair Value Measurements

Our financial assets and liabilities are measured at fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We classify the inputs used to measure fair value into the following hierarchy:

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

Our financial assets that are measured at fair value on a recurring basis are an interest rate swap and assets held in a deferred compensation retirement plan. Both of these assets are classified as other long-term assets on our balance sheet, with the portion of the deferred compensation retirement plan assets expected to be paid within twelve months reclassified to current assets. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan, established in fiscal 2017, on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following table summarizes the balances of assets measured at fair value on a recurring basis as of October 1, 2017 and April 2, 2017.
 0

(In thousands)	October 1, 2017	Level 1	Level 2	Level 3
Interest rate swap	$397	—	$397	—
Deferred compensation plan assets	$1,406	$1,406	—	—

(In thousands)	April 2, 2017	Level 1	Level 2	Level 3
Interest rate swap	$502	—	$502	—
Deferred compensation plan assets	—	—	$—	—

Note 5 – Inventories
Inventories at October 1, 2017 and April 2, 2017 consisted of the following:

	October 1, 2017	April 2, 2017
(In thousands)
Inventory (FIFO basis)	$68,133	$52,735
LIFO reserve	(2,199)	(1,486)
Net inventory	$65,934	$51,249
The FIFO value of inventories accounted for under the LIFO method was $46.9 million at October 1, 2017 and $37.0 million at April 2, 2017. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.2 million during the three months ended October 1, 2017 and decreased $0.3 million during the three months ended October 2, 2016. During the six months ended October 1, 2017, the LIFO reserve increased $0.7 million, while it decreased $0.4 million for the six months ended October 2, 2016. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets
The carrying amount of goodwill was $97.6 million as of October 1, 2017 and April 2, 2017, of which $84.1 million was related to our Health and Nutrition segment. The annual goodwill impairment test we performed in fiscal 2017 indicated the excess fair value of this reporting unit was $7.4 million, or 4.8%.
A summary of our intangible assets as of October 1, 2017 and April 2, 2017 is as follows:

	October 1, 2017			April 2, 2017
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$78,383	$(10,137)	$68,246	$78,383	$(7,854)	$70,529
Trademarks and trade names	6,045	(2,139)	3,906	6,045	(1,790)	4,255
Other finite-life intangible assets	3,648	(3,000)	648	3,648	(2,776)	872
Total finite-life intangible assets	88,076	(15,276)	72,800	88,076	(12,420)	75,656
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(15,276)	$74,027	$89,303	$(12,420)	$76,883

Note 7 – Debt
Debt at October 1, 2017 and April 2, 2017 consisted of the following:

	October 1, 2017	April 2, 2017

(In thousands)
Senior secured term loan	$89,375	$93,125
Senior secured revolving loan	23,000	10,000
Total debt	112,375	103,125
Less: unamortized debt issuance costs	(442)	(510)
Total debt, net of debt issuance costs	111,933	102,615
Less: current portion of long-term debt	(9,239)	(7,989)
Total long-term debt	$102,694	$94,626

Note 8 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service. Our federal tax return filed for our fiscal year ended March 29, 2015 was examined by the Internal Revenue Service with no adjustments. For state and local income tax jurisdictions, the tax years prior to our fiscal year ended March 30, 2014 are closed to examination, with few exceptions. Our effective tax rate was 38.5% for the six months ended October 1, 2017 compared to 38.1% for the six months ended October 2, 2016.

As of October 1, 2017 and April 2, 2017, our balance sheet included a long-term liability for uncertain tax positions of $0.2 million and $0.8 million, respectively, which arose from tax positions taken by Stauber on its tax returns for periods prior to our acquisition, offset by a corresponding long-term receivable as the Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns. Accordingly, we have also recorded an offsetting, long-term receivable for $0.2 million and $0.8 million as of October 1, 2017 and April 2, 2017, respectively, and, as such, any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. We expect these uncertain income tax amounts to decrease as the applicable examination periods by the relevant taxing authorities expire.

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
The following table represents the restricted stock activity for the six months ended October 1, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	28,853	$43.10
Granted	35,075	47.50
Forfeited or expired	(9,220)	45.45
Unvested at end of period	54,708	$45.52
We recorded compensation expense related to performance share units and restricted stock of $0.3 million and $0.5 million for the three and six months ended October 1, 2017, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.4 million and $0.8 million for the three and six months ended October 2, 2016, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of October 1, 2017, there were 8,484 shares of restricted stock with a weighted averaged grant date fair value of $41.25 outstanding under this program. Compensation expense for both of the three month periods ended October 1, 2017 and October 2, 2016 related to restricted stock awards to the Board was $0.1 million. Compensation expense for the six months ended October 1, 2017 and October 2, 2016 related to restricted stock awards to the Board was $0.2 million and $0.1 million, respectively.

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

No shares were repurchased during the six months ended October 1, 2017 or during fiscal 2017. As of October 1, 2017, 112,546 shares remained available to be repurchased under the share repurchase program.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended October 1, 2017:
Sales	$58,689	$38,217	$28,489	$125,395
Gross profit	8,308	11,028	4,779	24,115
Selling, general, and administrative expenses	5,295	5,042	4,491	14,828
Operating income	3,013	5,986	288	9,287
Three months ended October 2, 2016:
Sales	$55,846	$36,856	$28,548	$121,250
Gross profit	10,185	11,072	5,775	27,032
Selling, general, and administrative expenses	5,392	4,953	4,526	14,871
Operating income	4,793	6,119	1,249	12,161
Six months ended October 1, 2017:
Sales	$122,716	$76,441	$59,969	$259,126
Gross profit	17,281	22,231	10,602	50,114
Selling, general and administrative expenses	11,051	10,299	9,244	30,594
Operating income	6,230	11,932	1,358	19,520
Six months ended October 2, 2016:
Sales	$119,634	$72,492	$60,498	$252,624
Gross profit	20,607	21,701	12,940	55,248
Selling, general and administrative expenses	10,787	10,017	9,193	29,997
Operating income	9,820	11,684	3,747	25,251

No significant changes to identifiable assets by segment occurred during the six months ended October 1, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended October 1, 2017 as compared to the similar periods ended October 2, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 2, 2017 (“fiscal 2017”). References to “fiscal 2018” refer to the fiscal year ending April 1, 2018.
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

Financial Results

We focus on total profitability dollars when evaluating our financial results.  We believe that gross profit dollars is the best measure of our profitability from product sales because a significant portion of our raw material purchases are impacted by commodity pricing.  When commodity prices rise or fall, the changes can cause fluctuations in gross profit as a percentage of sales.

We use the last in, first out (“LIFO”) method for valuing a large portion of our inventory in our Industrial and Water Treatment segments, which causes the most recent product costs for those products to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded an increase in our LIFO reserve of $0.2 million for the three months ended October 1, 2017 and $0.7 million for the six months ended October 1, 2017, which decreased our reported gross profit for those periods. We recorded a decrease in our LIFO reserve of $0.3 million for the three months ended October 2, 2016 and $0.4 million for the six months ended October 2, 2016, which increased our reported gross profit for those periods. Inventories in the Health and Nutrition segment are valued using the first-in, first-out (“FIFO”) method.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Six months ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(80.8)%	(77.7)%	(80.7)%	(78.1)%
Gross profit	19.2%	22.3%	19.3%	21.9%
Selling, general and administrative expenses	(11.8)%	(12.3)%	(11.8)%	(11.9)%
Operating income	7.4%	10.0%	7.5%	10%
Interest income, net	(0.7)%	(0.5)%	(0.6)%	(0.5)%
Income before income taxes	6.7%	9.5%	6.9%	9.5%
Income tax provision	(2.6)%	(3.6)%	(2.7)%	(3.6)%
Net income	4.1%	5.9%	4.2%	5.9%

Three Months Ended October 1, 2017 Compared to Three Months Ended October 2, 2016
Sales
Sales increased $4.1 million, or 3.4%, to $125.4 million for the three months ended October 1, 2017, as compared to $121.3 million reported for the same period of the prior year.
Industrial Segment. Industrial segment sales were $58.7 million for the three months ended October 1, 2017, an increase of $2.8 million, or 5.1%, from $55.8 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 19% of sales dollars for both the three months ended October 1, 2017 and for the same period in the prior year. Although overall sales volumes decreased, sales dollars increased due to a product mix shift to more sales of certain specialty products with higher per-unit selling prices, and, to a lesser extent, increased costs on one of our major commodities that resulted in higher selling prices on certain products.
Water Treatment Segment. Water Treatment segment sales increased $1.4 million, or 3.7%, to $38.2 million for the three months ended October 1, 2017, as compared to $36.8 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 14% of sales dollars in the both the three months ended October 1, 2017 and the same period a year ago. Sales dollars increased as a result of increased sales of specialty products.
Health & Nutrition Segment. Health and Nutrition segment sales were $28.5 million for both the three months ended October 1, 2017 and the same period of the prior year. Increased sales of distributed products were offset by decreased sales of our manufactured products.
Gross Profit
Gross profit was $24.1 million, or 19.2% of sales, for the three months ended October 1, 2017, a decrease of $2.9 million from $27.0 million, or 22.3% of sales, for the same period of the prior year. As a result of raw material cost increases, the current year increase in the LIFO reserve reduced gross profit by $0.6 million year over year. The decrease in gross profit was further negatively impacted by investments in personnel and equipment to drive future growth, product mix changes and competitive pricing pressures.
Industrial Segment. Gross profit for the Industrial segment decreased $1.9 million to $8.3 million, or 14.2% of sales, for the three months ended October 1, 2017, as compared to $10.2 million, or 18.2% of sales, for the same period of the prior year. Raw material cost increases negatively impacted the quarter with the LIFO method of valuing inventory decreasing gross profit by $0.2 million in the current year while increasing gross profit by $0.3 million for the same period of the prior year. In addition, gross profit and gross profit as a percentage of sales were impacted in the current quarter by increased operating costs as we invest for future growth and to comply with increased regulatory requirements. Increased profits from sales of certain higher-margin specialty products were offset by lower profits on certain commodity products due to competitive pricing pressures.
Water Treatment Segment. Gross profit for the Water Treatment segment decreased $0.1 million to $11.0 million, or 28.9% of sales, for the three months ended October 1, 2017, from $11.1 million, or 30.0% of sales, for the comparable period of the prior year. Despite increased sales volumes and revenues, gross profit was down slightly from a year ago primarily due to raw material cost increases and competitive pricing pressures. Raw material cost increases had a nominal year-over-year impact to the LIFO reserve in this segment.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $1.0 million to $4.8 million, or 16.8% of sales, for the three months ended October 1, 2017, from $5.8 million, or 20.2% of sales, for the three months ended October 2, 2016. The decreases in gross profit and gross profit as a percentage of sales were primarily due to planned cost increases to drive future growth, including accelerated depreciation expense of $0.1 million related to the removal of manufacturing equipment to install newer, more efficient equipment, as well as decreased sales of manufactured products that carry higher per-unit margins.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $14.8 million, or 11.8% of sales, for the three months ended October 1, 2017, a decrease of $0.1 million from $14.9 million, or 12.3% of sales, for the same period of the prior year. The decrease was due to a decline in certain variable expenses.

Operating Income
Operating income was $9.3 million for the three months ended October 1, 2017, as compared to $12.2 million for the same period of the prior year. Operating income in our Industrial segment decreased by $1.8 million driven by lower gross profits, partially offset by slightly reduced SG&A expenses. Operating income in our Water Treatment segment decreased by $0.1 million due to lower gross profits and slightly higher SG&A expenses. Operating income in our Health and Nutrition Segment decreased by $1.0 million driven by lower gross profits compared to the comparable period in the prior year.
Interest Expense, Net
Interest expense was $0.8 million for the three months ended October 1, 2017 compared to $0.6 million for the same period of the prior year due primarily to increased outstanding borrowings in the current quarter to fund working capital requirements.
Income Tax Provision
Our effective income tax rate was 38.5% for the three months ended October 1, 2017 and 37.7% for the three months ended October 2, 2016. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Six Months Ended October 1, 2017 Compared to Six Months Ended October 2, 2016
Sales
Sales increased $6.5 million, or 2.6%, to $259.1 million for the six months ended October 1, 2017, as compared to $252.6 million reported for the same period of the prior year.
Industrial Segment. Industrial segment sales were $122.7 million for the six months ended October 1, 2017, an increase of $3.1 million, or 2.6%, from $119.6 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 19% of sales dollars for the six months ended October 1, 2017 and 18% of sales for the same period in the prior year. Although overall sales volumes were relatively flat year over year, sales dollars increased due to a product mix shift to more sales of certain specialty products with higher per-unit selling prices, as well as increased costs on one of our major commodities that resulted in higher selling prices on certain products.
Water Treatment Segment. Water Treatment segment sales increased $3.9 million, or 5.4%, to $76.4 million for the six months ended October 1, 2017, as compared to $72.5 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 14% of sales dollars in both the six months ended October 1, 2017 and the same period a year ago. Sales dollars increased as a result of increased sales across many product lines, in particular certain specialized products that carry higher per-unit selling prices.
Health & Nutrition Segment. Health and Nutrition segment sales were $60.0 million for the six months ended October 1, 2017, a decrease of $0.5 million, or 0.9%, from $60.5 million for the same period of the prior year. Increased sales of distributed products were more than offset by sales of our manufactured products.
Gross Profit
Gross profit was $50.1 million, or 19.3% of sales, for the six months ended October 1, 2017, a decrease of $5.1 million from $55.2 million, or 21.9% of sales, for the same period of the prior year. As a result of raw material price increases, the current year increase in the LIFO reserve reduced gross profit by $1.1 million year over year. In addition, the decrease in gross profit was due to $1.4 million of planned increases in personnel and other investments to drive future growth, including accelerated depreciation of $0.7 million, as well as a $0.5 million reclassification from SG&A expenses, product mix changes and continued competitive pricing pressures.
Industrial Segment. Gross profit for the Industrial segment decreased $3.3 million to $17.3 million, or 14.1% of sales, for the six months ended October 1, 2017, as compared to $20.6 million, or 17.2% of sales, for the same period of the prior year. Raw material cost increases negatively impacted year-to-date results with the LIFO method of valuing inventory decreasing gross profit by $0.6 million in the current year while increasing gross profit by $0.3 million for the same period of the prior year. In addition, the decreases in gross profit and gross profit as a percentage of sales were driven by increased operating costs as we invest for future growth and to comply with increased regulatory requirements and lower margins on certain commodity products driven by competitive pricing pressures with rising raw material costs, offset somewhat by higher profits on sales of certain specialty products with higher per-unit margins.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.5 million to $22.2 million, or 29.1% of sales, for the six months ended October 1, 2017, from $21.7 million, or 29.9% of sales, for the comparable period of the prior year. Gross profit dollars increased due to increased sales volumes across many product lines, in particular certain of our specialized products that have higher per-unit margins. Raw material cost increases negatively impacted year-to-date results with the LIFO method of valuing inventory decreasing gross profit by $0.1 million in the current year while increasing gross profit by $0.1 million for the same period of the prior year.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $2.3 million to $10.6 million, or 17.7% of sales, for the six months ended October 1, 2017, from $12.9 million, or 21.4% of sales, for the six months ended October 1, 2017. The decreases in gross profit and gross profit as a percentage of sales were primarily due to planned cost increases to drive future growth, including accelerated depreciation expense of $0.7 million related to manufacturing equipment that we are removing to install newer, more efficient equipment, as well as the reclassification of $0.5 million of costs that were recorded as SG&A expenses in the prior year to operating overhead in the current year to conform to our presentation. In addition, decreased sales of our manufactured products, which carry higher per-unit margins, contributed to the decline in gross profit and gross profit as a percentage of sales.
Selling, General and Administrative Expenses
SG&A expenses were $30.6 million, or 11.8% of sales, for the six months ended October 1, 2017, an increase of $0.6 million from $30.0 million, or 11.9% of sales, for the same period of the prior year. Expenses increased as a result of the addition of sales and support personnel to drive future growth, offset partially by the reclassification of $0.5 million of expenses in our Health & Nutrition segment from SG&A to operating overhead to conform to our presentation.
Operating Income
Operating income was $19.5 million for the six months ended October 1, 2017, as compared to $25.3 million for the same period of the prior year. Operating income in our Industrial segment decreased by $3.6 million driven by lower gross profits and increased SG&A expenses in that segment. Operating income in our Water Treatment segment increased by $0.2 million due to higher gross profits partially offset by increased SG&A expenses. Operating income in our Health and Nutrition segment decreased by $2.4 million driven by lower gross profits compared to the comparable period in the prior year.
Interest Expense, Net
Interest expense was $1.6 million for the first six months of fiscal 2017, compared to $1.3 million for the same period of the prior year due primarily to increased outstanding borrowings in the current year to fund working capital requirements.
Income Tax Provision
Our effective income tax rate was 38.5% for the six months ended October 1, 2017 and 38.1% for the comparable period in the prior year. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash was $3.8 million at October 1, 2017, a decrease of $3.1 million as compared with the $6.9 million available as of April 2, 2017. Cash provided by operating and financing during the six months ended October 1, 2017 was more than offset by cash used for capital expenditures and cash dividends paid.
Cash provided by operating activities was $4.5 million for the six months ended October 1, 2017, compared to cash provided by operating activities of $28.0 million for the same period of the prior year. The decrease in cash provided by operating activities was primarily driven by a year-over-year change in the amount of cash provided by accounts receivable, driven by high levels of collections in the first six month of the prior year, as well as a change in the amount of cash utilized to purchase inventory during the first six months of fiscal 2018 as compared to the same period in the prior year. The large increase in inventory in the first half of fiscal 2018 was primarily due to an increase in on-hand and in-transit inventory, along with an increase in the per-unit cost, of one of our major commodities. The decision to increase inventory was driven largely by expectations of further cost increases throughout calendar 2017. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Cash used in investing activities was $13.0 million for the six months ended October 1, 2017, compared to $12.2 million for the six months ended October 2, 2016. Capital expenditures were $13.2 million for the six months ended October 1, 2017, compared to $10.3 million in the same period of the prior fiscal year. Included in capital expenditures for the first six months of fiscal 2018 was $5.3 million related to business expansion, inventory storage, and process improvements, including the purchase of three of our previously leased Florida locations, and $5.8 million related to facility improvements, replacement equipment, new and replacement containers, and Water Treatment trucks. In the previous year, we paid $2.2 million of additional purchase price for Stauber as closing cash, debt and working capital balances were finalized in early 2017.
Cash provided by financing activities was $5.5 million for the six months ended October 1, 2017, compared to cash used in financing activities of $19.2 million in the same period of the prior fiscal year. Included in financing activities were dividend payments of $4.5 million, debt repayments of $3.8 million on our Term Loan Facility (as defined below) and net proceeds of $13.0 million resulting from borrowings on our Revolving Loan Facility (as defined below) which were made in the six months ended October 1, 2017 to fund working capital requirements. In the first six months of the prior fiscal year, we made dividend payments of $4.2 million, debt repayments on our Term Loan Facility of $2.5 million, and repayments of $13.0 million on our Revolving Loan Facility.

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
Borrowings under the Credit Facility bear interest at a variable rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At October 1, 2017, the effective interest rate on our borrowings was 2.7%.
On September 20, 2016, we entered into an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement began September 1, 2017 and will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is 0.25% to 0.3%, depending on our leverage ratio.
Debt issuance costs of $0.7 million were paid to the lenders and are being amortized as interest expense over the term of the credit facility. As of October 1, 2017, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of October 1, 2017, we were in compliance with all required covenants.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the risk inherent in the cyclical nature of commodity chemical prices. However, we do not currently purchase forward contracts or otherwise engage in hedging activities with respect to the purchase of commodity chemicals. We attempt to pass changes in the cost of our materials to our customers. However, there are no assurances that we will be able to pass on the increases in the future.

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Credit Facility. A 25 basis point change in interest rates would potentially increase or decrease our annual interest expense by approximately $0.1 million. In the second quarter of fiscal 2017, we entered into an interest rate swap that converts a portion of our variable-rate debt into a fixed-rate obligation. The new swap agreement began September 1, 2017 and will end concurrently with the expiration of our Credit Facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

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

Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not repurchase any shares of our common stock during fiscal 2018. As of October 1, 2017, 112,546 shares remain available to be repurchased under the share repurchase program.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended October 1, 2017 filed with the SEC on November 1, 2017 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at October 1, 2017 and April 2, 2017, (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 1, 2017 and October 2, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 1, 2017 and October 2, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended October 1, 2017 and October 2, 2016, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: November 1, 2017