Form 10-Q
period 2017-12-31
HAWKINS INC
filed 2018-02-08
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at February 2, 2018
Common Stock, par value $.05 per share	10,695,184

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 31, 2017	April 2, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,635	$6,861
Trade receivables — less allowance for doubtful accounts:
$526 as of December 31, 2017 and $468 as of April 2, 2017	57,867	57,298
Inventories	62,736	51,249
Income taxes receivable	—	1,273
Prepaid expenses and other current assets	4,818	4,238
Total current assets	133,056	120,919
PROPERTY, PLANT, AND EQUIPMENT:	235,742	221,518
Less accumulated depreciation	110,649	99,978
Net property, plant, and equipment	125,093	121,540
OTHER ASSETS:
Goodwill	97,556	97,556
Intangible assets, net	72,603	76,883
Other	2,436	1,686
Total other assets	172,595	176,125
Total assets	$430,744	$418,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$28,077	$29,756
Dividends payable	—	4,466
Accrued payroll and employee benefits	6,992	9,979
Income tax payable	46	—
Current portion of long-term debt	9,864	7,989
Due to sellers of acquired business	—	341
Container deposits	1,233	1,174
Other current liabilities	2,335	1,967
Total current liabilities	48,547	55,672
LONG-TERM DEBT, LESS CURRENT PORTION	104,228	94,626
PENSION WITHDRAWAL LIABILITY	5,728	5,968
DEFERRED INCOME TAXES	25,315	42,040
OTHER LONG-TERM LIABILITIES	3,634	2,450
Total liabilities	187,452	200,756
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,631,992 and 10,582,596 shares issued and outstanding as of December 31, 2017 and April 2, 2017, respectively	531	529
Additional paid-in capital	53,016	51,104
Retained earnings	189,386	165,897
Accumulated other comprehensive income	359	298
Total shareholders’ equity	243,292	217,828
Total liabilities and shareholders’ equity	$430,744	$418,584
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Sales	$118,053	$112,351	$377,179	$364,975
Cost of sales	(99,213)	(91,439)	(308,225)	(288,815)
Gross profit	18,840	20,912	68,954	76,160
Selling, general and administrative expenses	(14,139)	(14,916)	(44,733)	(44,913)
Operating income	4,701	5,996	24,221	31,247
Interest expense, net	(857)	(634)	(2,423)	(1,977)
Income before income taxes	3,844	5,362	21,798	29,270
Income tax benefit (expense)	13,299	(1,811)	6,386	(10,925)
Net income	$17,143	$3,551	$28,184	$18,345

Weighted average number of shares outstanding - basic	10,609,078	10,538,328	10,599,232	10,529,259
Weighted average number of shares outstanding - diluted	10,648,232	10,595,140	10,641,578	10,592,550

Basic earnings per share	$1.62	$0.34	$2.66	$1.74
Diluted earnings per share	$1.61	$0.34	$2.65	$1.73

Cash dividends declared per common share	$—	$—	$0.44	$0.42
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net income	$17,143	$3,551	$28,184	$18,345
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	124	393	61	277
Total comprehensive income	$17,267	$3,944	$28,245	$18,622
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 31, 2017	January 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,184	$18,345
Reconciliation to cash flows:
Depreciation and amortization	16,759	15,453
Amortization of debt issuance costs	102	102
Gain on deferred compensation assets	(99)	—
Deferred income taxes	(16,765)	171
Stock compensation expense	1,209	1,650
Gain from property disposals	(17)	(61)
Changes in operating accounts providing (using) cash:
Trade receivables	(471)	7,275
Inventories	(11,487)	(2,537)
Accounts payable	(990)	(7,456)
Accrued liabilities	(1,057)	(1,928)
Income taxes	977	848
Other	(1,785)	(869)
Net cash provided by operating activities	14,560	30,993
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(17,002)	(15,811)
Acquisitions, net of cash acquired	—	(2,199)
Other	298	264
Net cash used in investing activities	(16,704)	(17,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,161)	(8,683)
New shares issued	704	553
Net proceeds from (payments on) revolver borrowings	17,000	(13,000)
Payments on term loan borrowings	(5,625)	(3,750)
Net cash provided by (used in) financing activities	2,918	(24,880)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	774	(11,633)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,861	20,014
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,635	$8,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$9,064	$9,976
Cash paid for interest	$2,229	$1,746
Noncash investing activities - capital expenditures in accounts payable	$269	$1,076
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
The results of operations for the nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2017 refer to the fiscal year ended April 2, 2017 and references to fiscal 2018 refer to the fiscal year ending April 1, 2018.
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet. This guidance will be effective for annual periods beginning after December 15, 2018 (our fiscal year ending March 30, 2020) and interim periods within those annual periods. We are currently evaluating the impact of this accounting pronouncement on our results of operations and financial position.
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
In May 2014, the FASB issued ASU 2014-09, which provides new accounting requirements for recognition of revenue from contracts with customers. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017 (our fiscal year ending March 31, 2019), and interim periods within those annual periods. We have performed a preliminary evaluation of the effect of adoption on our consolidated financial statements, and we do not currently expect a material impact on our results of operations, cash flows or financial position. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. In limited circumstances, we manufacture products for customers that are unique to their specifications. We anticipate we will expand our consolidated financial statement disclosures to comply with the ASU. We plan to adopt these standards beginning with the first quarter of fiscal 2019 using the modified retrospective approach.
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
Note 2 – Earnings per Share
Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Weighted-average common shares outstanding—basic	10,609,078	10,538,328	10,599,232	10,529,259
Dilutive impact of performance units and restricted stock	39,154	56,812	42,346	63,291
Weighted-average common shares outstanding—diluted	10,648,232	10,595,140	10,641,578	10,592,550
For each of the three and nine months ended December 31, 2017 and January 1, 2017, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

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

For the each of the three and nine months ended December 31, 2017, we recorded $0.1 million in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge described above. For the three months and nine months ended January 1, 2017 we recorded $0.4 million and $0.3 million, respectively, in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. Included in other long-term assets on our condensed consolidated balance sheet was $0.6 million as of December 31, 2017 and $0.5 million as of April 2, 2017 related to the cash flow hedge. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

The following table summarizes the balances of assets measured at fair value on a recurring basis as of December 31, 2017 and April 2, 2017.
 0

(In thousands)	December 31, 2017	Level 1	Level 2	Level 3
Interest rate swap	$604	—	604	—
Deferred compensation plan assets	$1,460	$1,460	—	—

(In thousands)	April 2, 2017	Level 1	Level 2	Level 3
Interest rate swap	$502	—	$502	—
Deferred compensation plan assets	—	—	$—	—

Note 5 – Inventories
Inventories at December 31, 2017 and April 2, 2017 consisted of the following:

	December 31, 2017	April 2, 2017
(In thousands)
Inventory (FIFO basis)	$65,597	$52,735
LIFO reserve	(2,861)	(1,486)
Net inventory	$62,736	$51,249
The FIFO value of inventories accounted for under the LIFO method was $42.7 million at December 31, 2017 and $37.0 million at April 2, 2017. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.7 million during the three months ended December 31, 2017 and decreased $0.4 million during the three months ended January 1, 2017. During the nine months ended December 31, 2017, the LIFO reserve increased $1.4 million, while it decreased $0.8 million for the nine months ended January 1, 2017. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 6 – Goodwill and Intangible Assets
The carrying amount of goodwill was $97.6 million as of December 31, 2017 and April 2, 2017, of which $84.1 million was related to our Health and Nutrition segment. The annual goodwill impairment test we performed in fiscal 2017 indicated the excess fair value of this reporting unit was $7.4 million, or 4.8%.
A summary of our intangible assets as of December 31, 2017 and April 2, 2017 is as follows:

	December 31, 2017			April 2, 2017
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$78,383	$(11,278)	$67,105	$78,383	$(7,854)	$70,529
Trademarks and trade names	6,045	(2,315)	3,730	6,045	(1,790)	4,255
Other finite-life intangible assets	3,648	(3,107)	541	3,648	(2,776)	872
Total finite-life intangible assets	88,076	(16,700)	71,376	88,076	(12,420)	75,656
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(16,700)	$72,603	$89,303	$(12,420)	$76,883

Note 7 – Debt
Debt at December 31, 2017 and April 2, 2017 consisted of the following:

	December 31, 2017	April 2, 2017

(In thousands)
Senior secured term loan	$87,500	$93,125
Senior secured revolving loan	27,000	10,000
Total debt	114,500	103,125
Less: unamortized debt issuance costs	(408)	(510)
Total debt, net of debt issuance costs	114,092	102,615
Less: current portion of long-term debt	(9,864)	(7,989)
Total long-term debt	$104,228	$94,626

Note 8 – Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (the “Act”), was signed into law. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Because our fiscal 2018 ends April 1, 2018, our tax provision for the current year will be calculated utilizing a blended statutory federal rate of 31.5%. In future years, we expect our statutory federal rate to be 21%. Under generally accepted accounting principles, deferred tax assets and liabilities are required to be revalued during the period in which new tax legislation is enacted. As such, during the three months ended December 31, 2017, we revalued our net deferred tax liabilities to reflect the impact of the Act and recorded a one-time benefit of $13.2 million. Pursuant to SEC Staff Accounting Bulletin 118 (regarding the application of ASC 740 associated with the enactment of the Act), the tax benefit we recorded in the current quarter is provisional. The final impact of the Act may differ due to and among other things, changes in interpretations, assumptions made by the Company and the issuance of additional guidance that may be provided. Specifically, no adjustment was recorded during the three months ended December 31, 2017 related to the impact of the Act on state taxes, as we could not reasonably estimate the impact and do not expect any such impact to be material to our financial statements.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service. Our federal tax return filed for our fiscal year ended March 29, 2015 was examined by the Internal Revenue Service with no adjustments. For state and local income tax jurisdictions, the tax years prior to our fiscal year ended March 29, 2015 are closed to examination, with few exceptions.

As of December 31, 2017 and April 2, 2017, our balance sheet included a long-term liability for uncertain tax positions of $0.2 million and $0.8 million, respectively, which arose from tax positions taken by Stauber on its tax returns for periods prior to our acquisition. Because the Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns, we have also recorded an offsetting, long-term receivable of $0.2 million as of December 31, 2017 and $0.8 million as of April 2, 2017. As a result, any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. We expect these uncertain income tax amounts to decrease as the applicable examination periods for the relevant taxing authorities expire.
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
The following table represents the restricted stock activity for the nine months ended December 31, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	28,853	$43.10
Granted	35,075	47.50
Forfeited or expired	(9,220)	45.45
Unvested at end of period	54,708	$45.52
We recorded compensation expense related to performance share units and restricted stock of $0.2 million and $0.7 million for the three and nine months ended December 31, 2017, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.4 million and $1.1 million for the three and nine months ended January 1, 2017, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of December 31, 2017, there were 8,484 shares of restricted stock with a grant date fair value of $41.25 outstanding under this program. Compensation expense for the three months ended December 31, 2017 and January 1, 2017 related to restricted stock awards to the Board was $0.1 million. Compensation expense for the nine months ended December 31, 2017 and January 1, 2017 related to restricted stock awards to the Board was $0.3 million and $0.2 million, respectively.

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

No shares were repurchased during the nine months ended December 31, 2017 or during fiscal 2017. As of December 31, 2017, 112,546 shares remained available to be repurchased under the share repurchase program.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended December 31, 2017:
Sales	$60,337	$30,866	$26,850	$118,053
Gross profit	7,091	7,393	4,356	18,840
Selling, general, and administrative expenses	4,992	4,643	4,504	14,139
Operating income	2,099	2,750	(148)	4,701
Three months ended January 1, 2017:
Sales	$57,083	$28,098	$27,170	$112,351
Gross profit	8,371	7,242	5,299	20,912
Selling, general, and administrative expenses	5,467	4,808	4,641	14,916
Operating income	2,904	2,434	658	5,996
Nine months ended December 31, 2017:
Sales	$183,053	$107,307	$86,819	$377,179
Gross profit	24,372	29,624	14,958	68,954
Selling, general and administrative expenses	16,043	14,942	13,748	44,733
Operating income	8,329	14,682	1,210	24,221
Nine months ended January 1, 2017:
Sales	$176,717	$100,590	$87,668	$364,975
Gross profit	28,978	28,943	18,239	76,160
Selling, general and administrative expenses	16,254	14,825	13,834	44,913
Operating income	12,724	14,118	4,405	31,247

No significant changes to identifiable assets by segment occurred during the nine months ended December 31, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 31, 2017 as compared to the similar periods ended January 1, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 2, 2017 (“fiscal 2017”). References to “fiscal 2018” refer to the fiscal year ending April 1, 2018.
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

We use the last in, first out (“LIFO”) method for valuing the majority of our inventory in our Industrial and Water Treatment segments, which causes the most recent product costs for those products to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. We recorded an increase in our LIFO reserve of $0.7 million for the three months ended December 31, 2017 and $1.4 million for the nine months ended December 31, 2017, which decreased our reported gross profit for those periods. We recorded a decrease in our LIFO reserve of $0.4 million for the three months ended January 1, 2017 and $0.8 million for the nine months ended January 1, 2017, which increased our reported gross profit for those periods. Inventories in the Health and Nutrition segment are valued using the first-in, first-out (“FIFO”) method.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Nine months ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(84.0)%	(81.4)%	(81.7)%	(79.1)%
Gross profit	16.0%	18.6%	18.3%	20.9%
Selling, general and administrative expenses	(12.0)%	(13.3)%	(11.9)%	(12.3)%
Operating income	4.0%	5.3%	6.4%	8.6%
Interest expense, net	(0.7)%	(0.6)%	(0.6)%	(0.5)%
Income before income taxes	3.3%	4.7%	5.8%	8.1%
Income tax benefit (expense)	11.3%	(1.6)%	1.7%	(3.0)%
Net income	14.6%	3.1%	7.5%	5.1%

Three Months Ended December 31, 2017 Compared to Three Months Ended January 1, 2017
Sales
Sales increased $5.7 million, or 5.1%, to $118.1 million for the three months ended December 31, 2017, as compared to $112.4 million reported for the same period of the prior year.
Industrial Segment. Industrial segment sales were $60.3 million for the three months ended December 31, 2017, an increase of $3.3 million, or 5.7%, from $57.1 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 21% of sales dollars for the three months ended December 31, 2017 and 20% of sales for the same period in the prior year. Overall sales volumes decreased slightly, while sales dollars increased as a result of more sales of certain specialty products with higher per-unit selling prices, as well as higher selling prices on certain products resulting from increased costs on one of our major commodities.
Water Treatment Segment. Water Treatment segment sales increased $2.8 million, or 9.9%, to $30.9 million for the three months ended December 31, 2017, as compared to $28.1 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 17% of sales dollars in the both the three months ended December 31, 2017 and the same period a year ago. Sales dollars increased as a result of increased sales across many product lines.
Health & Nutrition Segment. Health and Nutrition segment sales were $26.9 million for the three months ended December 31, 2017, a decrease of $0.3 million, or 1.2%, from $27.2 million the same period of the prior year. Increased sales of distributed products were offset by decreased sales of our manufactured products. The decline in sales of our manufactured products was due to reduced demand from certain customers and temporarily refocused efforts as we made investments to upgrade the facility to generate future growth.
Gross Profit
Gross profit was $18.8 million, or 16.0% of sales, for the three months ended December 31, 2017, a decrease of $2.1 million from $20.9 million, or 18.6% of sales, for the same period of the prior year. As a result of raw material price increases and projected increases in year-end inventory levels, the LIFO reserve reduced gross profit by $1.1 million year over year. Gross profit was further negatively impacted by competitive pricing pressures and decreased sales of manufactured products in our Health & Nutrition segment.
Industrial Segment. Gross profit for the Industrial segment decreased $1.3 million to $7.1 million, or 11.8% of sales, for the three months ended December 31, 2017, as compared to $8.4 million, or 14.7% of sales, for the same period of the prior year. Raw material cost increases negatively impacted the quarter’s results with the LIFO method of valuing inventory decreasing gross profit by $0.5 million in the current year while increasing gross profit by $0.3 million for the same period of the prior year. Although we were able to address increased costs on one of our major commodities through higher selling prices, competitive pricing pressures limited our ability to pass all cost increases on to our customers, driving the lower year-over-year gross profit and gross profit percentage.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.2 million to $7.4 million, or 24.0% of sales, for the three months ended December 31, 2017, as compared to $7.2 million, or 25.8% of sales, for the same period of the prior year. Raw material cost increases negatively impacted the quarter’s results with the LIFO method of valuing inventory decreasing gross profit by $0.1 million in the current year, while it increased gross profit by $0.1 million in the previous year. In spite of the negative year-over-year LIFO impact, gross profit increased as a result of increased sales volumes compared to a year ago. Gross profit as a percentage of sales decreased compared to a year ago due to the LIFO impact as well as a product mix shift.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $0.9 million to $4.4 million, or 16.2% of sales, for the three months ended December 31, 2017, as compared to $5.3 million, or 19.5% of sales, for the same period of the prior year. Gross profit and gross profit as a percentage of sales declined primarily as a result of lower sales of our manufactured products, which typically carry higher per-unit margins than distributed products, as compared to a year ago.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $14.1 million, or 12.0% of sales, for the three months ended December 31, 2017, a decrease of $0.8 million from $14.9 million, or 13.3% of sales, for the same period of the prior year. SG&A costs were lower in all segments as a result of management efforts to control costs, including delaying or suspending the filling of open positions as well as a decline in certain other variable expenses.

Operating Income
Operating income was $4.7 million for the three months ended December 31, 2017, as compared to $6.0 million for the same period of the prior year. Operating income in our Industrial segment decreased by $0.8 million driven by lower gross profits, partially offset by reduced SG&A expenses. Operating income in our Water Treatment segment increased by $0.3 million due to higher gross profits and slightly lower SG&A expenses. Operating income in our Health and Nutrition Segment decreased by $0.8 million driven by lower gross profits compared to the comparable period in the prior year, partially offset by lower SG&A expenses.
Interest Expense, Net
Interest expense was $0.9 million for the three months ended December 31, 2017 compared to $0.6 million for the same period of the prior year due primarily to increased outstanding borrowings in the current quarter to fund working capital requirements.
Income Tax Provision
On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (the “Act”), was signed into law. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Because our fiscal 2018 ends April 1, 2018, our tax provision for the current year will be calculated utilizing a blended statutory federal rate of 31.5%. In future years, we expect our statutory federal rate to be 21%.

Under generally accepted accounting principles, deferred tax assets and liabilities are required to be revalued during the period in which new tax legislation is enacted. As such, during the three months ended December 31, 2017, we revalued our net deferred tax liabilities to reflect the impact of the Act and recorded a one-time benefit of $13.2 million. As a result of this adjustment, our effective tax rate for the three months ended December 31, 2017 was not meaningful. Our effective income tax rate was 33.8% for the three months ended January 1, 2017. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Nine Months Ended December 31, 2017 Compared to Nine Months Ended January 1, 2017
Sales
Sales increased $12.2 million, or 3.3%, to $377.2 million for the nine months ended December 31, 2017, as compared to $365.0 million reported for the same period of the prior year.
Industrial Segment. Industrial segment sales were $183.1 million for the nine months ended December 31, 2017, an increase of $6.3 million, or 3.6%, as compared to $176.7 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 19% of sales dollars for the nine months ended December 31, 2017 and for the same period in the prior year. Overall sales volumes were relatively flat year over year, while sales dollars increased as a result of more sales of certain specialty products with higher per-unit selling prices, as well as higher selling prices on certain products resulting from increased costs on one of our major commodities.
Water Treatment Segment. Water Treatment segment sales increased $6.7 million, or 6.7%, to $107.3 million for the nine months ended December 31, 2017, as compared to $100.6 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 15% of sales dollars in both the nine months ended December 31, 2017 and the same period a year ago. Sales dollars increased as a result of increased sales across many product lines.
Health & Nutrition Segment. Health and Nutrition segment sales were $86.8 million for the nine months ended December 31, 2017, a decrease of $0.8 million, or 1.0%, from $87.7 million for the same period of the prior year. Increased sales of distributed products were offset by decreased sales of our manufactured products. The decline in sales of our manufactured products was due to reduced demand from certain customers and temporarily refocused efforts as we made investments to upgrade the facility to generate future growth.
Gross Profit
Gross profit was $69.0 million, or 18.3% of sales, for the nine months ended December 31, 2017, a decrease of $7.2 million compared to $76.2 million, or 20.9% of sales, for the same period of the prior year. As a result of raw material price increases and projected increases in year-end inventory levels, the current year increase in the LIFO reserve reduced gross profit by $2.1 million year over year. In addition, the decrease in gross profit was due to planned increases in personnel and other investments to drive future growth, including accelerated depreciation of $0.7 million, as well as a $0.5 million reclassification from SG&A expenses, product mix changes and continued competitive pricing pressures.

Industrial Segment. Gross profit for the Industrial segment decreased $4.6 million to $24.4 million, or 13.3% of sales, for the nine months ended December 31, 2017, as compared to $29.0 million, or 16.4% of sales, for the same period of the prior year. Raw material cost increases negatively impacted year-to-date results with the LIFO method of valuing inventory decreasing gross profit by $1.1 million in the current year while increasing gross profit by $0.6 million for the same period of the prior year. In addition, the decrease in gross profit and gross profit as a percentage of sales was driven by increased operating costs as we invest for future growth and to comply with increased regulatory requirements as well as lower margins on certain commodity products with rising material costs, driven by competitive pricing pressures. The impact was offset somewhat by higher profits on sales of certain specialty products with higher per-unit margins.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.7 million to $29.6 million, or 27.6% of sales, for the nine months ended December 31, 2017, as compared to $28.9 million, or 28.8% of sales, for the same period of the prior year. Gross profit dollars increased due to increased sales volumes. Raw material cost increases negatively impacted year-to-date results with the LIFO method of valuing inventory decreasing gross profit by $0.3 million in the current year while increasing gross profit by $0.2 million for the same period of the prior year. In spite of the negative year-over-year LIFO impact, gross profit increased as a result of increased sales volumes compared to a year ago.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $3.3 million to $15.0 million, or 17.2% of sales, for the nine months ended December 31, 2017, as compared to $18.2 million, or 20.8% of sales, for the same period of the prior year. Decreased sales of our manufactured products, which carry higher per-unit margins, contributed to the decline in gross profit and gross profit as a percentage of sales. The decrease in gross profit and gross profit as a percentage of sales was also driven by planned cost increases including accelerated depreciation expense of $0.7 million related to manufacturing equipment that we removed to make upgrades to current equipment and to make room for more efficient equipment, as well as the reclassification of $0.5 million of costs that were recorded as SG&A expenses in the prior year to operating overhead in the current year to conform to our presentation.
Selling, General and Administrative Expenses
SG&A expenses were $44.7 million, or 11.9% of sales, for the nine months ended December 31, 2017, a decrease of $0.2 million from $44.9 million, or 12.3% of sales, for the same period of the prior year. Expenses decreased primarily as a result of the reclassification of $0.5 million of expenses in our Health & Nutrition segment from SG&A to operating overhead to conform to our presentation.
Operating Income
Operating income was $24.2 million for the nine months ended December 31, 2017, as compared to $31.2 million for the same period of the prior year. Operating income in our Industrial segment decreased by $4.4 million driven by lower gross profits in that segment partially offset by lower SG&A expenses. Operating income in our Water Treatment segment increased by $0.6 million due to higher gross profits. Operating income in our Health and Nutrition segment decreased by $3.2 million driven by lower gross profits compared to the comparable period in the prior year.
Interest Expense, Net
Interest expense was $2.4 million for the first nine months of fiscal 2018, compared to $2.0 million for the same period of the prior year due primarily to increased outstanding borrowings in the current year to fund working capital requirements.
Income Tax Provision
On December 22, 2017 the Act was signed into law. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Because our fiscal 2018 ends April 1, 2018, our tax provision for the current year will be calculated utilizing a blended statutory federal rate of 31.5%. In future years, we expect our statutory federal rate to be 21%.

Under generally accepted accounting principles, deferred tax assets and liabilities are required to be revalued during the period in which new tax legislation is enacted. As such, during the nine months ended December 31, 2017, we revalued our net deferred tax liabilities to reflect the impact of the Act and recorded a one-time benefit of $13.2 million. As a result of this adjustment, our effective tax rate for the nine months ended December 31, 2017 was not meaningful. Without the non-recurring adjustments discussed above, our effective tax rate for the nine months ended December 31, 2017 was 32.5%.
Our effective income tax rate was 37.3% for the nine months ended January 1, 2017. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Liquidity and Capital Resources
Cash was $7.6 million at December 31, 2017, an increase of $0.7 million as compared with the $6.9 million available as of April 2, 2017.
Cash provided by operating activities was $14.6 million for the nine months ended December 31, 2017, compared to cash provided by operating activities of $31.0 million for the same period of the prior year. The decrease in cash provided by operating activities was primarily driven by lower operating income and a year-over-year change in the amount of cash provided by accounts receivable, driven by high levels of collections in the first nine month of the prior year, as well as a change in the amount of cash utilized to purchase inventory during the first nine months of fiscal 2018 as compared to the same period in the prior year. The large increase in inventory in the first nine months of fiscal 2018 was primarily due to an increase in on-hand and in-transit inventory, along with an increase in the per-unit cost, of one of our major commodities. The decision to increase inventory was driven largely by expectations of future cost increases. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Cash used in investing activities was $16.7 million for the nine months ended December 31, 2017, compared to $17.7 million for the same period of the prior year. Capital expenditures were $17.0 million for the nine months ended December 31, 2017, compared to $15.8 million in the same period of the prior year. Included in capital expenditures for the first nine months of fiscal 2018 was $6.7 million related to business expansion, inventory storage, and process improvements, including the purchase of three of our previously leased Florida locations, and $7.4 million related to facility improvements, replacement equipment, new and replacement containers, and Water Treatment trucks. In the previous year, we paid $2.2 million of additional purchase price for Stauber as closing cash, debt and working capital balances were finalized in early 2017.
Cash provided by financing activities was $2.9 million for the nine months ended December 31, 2017, compared to cash used in financing activities of $24.9 million in the same period of the prior year. Included in financing activities were dividend payments of $9.2 million, debt repayments of $5.6 million on our Term Loan Facility (as defined below) and net proceeds of $17.0 million resulting from borrowings on our Revolving Loan Facility (as defined below) which were made in the nine months ended December 31, 2017 to fund working capital requirements. In the first nine months of the prior year, we made dividend payments of $8.6 million, debt repayments on our Term Loan Facility of $3.8 million, and repayments of $13.0 million on our Revolving Loan Facility.

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
Borrowings under the Credit Facility bear interest at a variable rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At December 31, 2017, the effective interest rate on our borrowings was 2.8%.

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
Debt issuance costs of $0.7 million were paid to the lenders and are being amortized as interest expense over the term of the credit facility. As of December 31, 2017, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of December 31, 2017, we were in compliance with all required covenants.
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
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized a share repurchase program of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not repurchase any shares of our common stock during the three months ended December 31, 2017. As of December 31, 2017, 112,546 shares remained available to be repurchased under the share repurchase program.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 31, 2017 filed with the SEC on February 8, 2018 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at December 31, 2017 and April 2, 2017, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2017 and January 1, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2017 and January 1, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and January 1, 2017, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: February 8, 2018