Form 10-K
period 2018-04-01
HAWKINS INC
filed 2018-05-31
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 1, 2018
Commission File No. 0-7647

HAWKINS, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0771293
(State of Incorporation)	(I.R.S. Employer Identification No.)
2381 Rosegate, Roseville, Minnesota	55113
(Address of Principal Executive Offices)	(Zip Code)
(612) 331-6910
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.05 per share
Name of exchange on which registered:	Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on October 1, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $391.3 million based upon the closing sale price for the Registrant’s common stock on that date as reported by The Nasdaq Stock Market LLC, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 25, 2018, the Registrant had 10,683,514 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the annual meeting of shareholders to be held August 2, 2018, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2019” means our fiscal year ending March 31, 2019, “fiscal 2018” means our fiscal year ended April 1, 2018, “fiscal 2017” means our fiscal year ended April 2, 2017, “fiscal 2016” means our fiscal year ended April 3, 2016, “fiscal 2015” means our fiscal year ended March 29, 2015, and “fiscal 2014” means our fiscal year ended March 30, 2014.

ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended April 1, 2018

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

The Industrial Group:

•	Receives, stores and distributes various chemicals in bulk quantities, including liquid caustic soda, sulfuric acid, hydrochloric acid, urea, phosphoric acid, aqua ammonia and potassium hydroxide;

•	Manufactures sodium hypochlorite (bleach), agricultural products and certain food-grade products, including liquid phosphates, lactates and other blended products;

•	Repackages water treatment chemicals for our Water Treatment Group and bulk industrial chemicals to sell in smaller quantities to our customers;

•	Performs custom blending of chemicals according to customer formulas and specifications; and

•	Performs contract and private label bleach packaging.

The group’s sales are concentrated primarily in Illinois, Iowa, Kentucky, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and Wisconsin, while the group’s products sold into the food and pharmaceutical markets are sold nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through distribution centers and terminal operations. Agricultural sales within this group tend to be seasonal, with higher sales due to the application of fertilizer during the planting season of March through June given the regions of the country where we are located.

Water Treatment Segment.  Our Water Treatment Group specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

The group utilizes delivery routes operated by our employees who typically serve as route driver, salesperson and trained technician to deliver our products and diagnose our customers’ water treatment needs. We believe that the high level of service provided by these individuals allows us to serve as the trusted water treatment expert for many of the municipalities and other customers that we serve. We also believe that there are significant synergies between our Water Treatment and Industrial Groups in that we are able to obtain a competitive cost position on many of the chemicals sold by the Water Treatment Group due to the volumes of these chemicals purchased by our Industrial Group.  In addition, our Industrial and Water Treatment groups share certain facilities, which leverage fixed costs across both groups.

The group operates out of warehouses in 29 cities supplying products and services to customers primarily in Arkansas, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Wisconsin and Wyoming. We expect to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

Health and Nutrition Segment. We established the Health and Nutrition segment of our business in December 2015 through our acquisition of Stauber. Through sales of our manufactured products and distributed products, our Health and Nutrition Group specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food, health and wellness products. This group offers a diverse product portfolio including minerals, botanicals and herbs, vitamins and amino acids, excipients, joint products, sweeteners and enzymes.

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

Raw Materials.  We have numerous suppliers, including many of the major chemical producers in the United States. We source our health and nutrition ingredients from a wide array of domestic and international vendors. We typically have distributorship agreements or supply contracts with our suppliers that are periodically renewed. We believe that most of the products we purchase can be obtained from alternative sources should existing relationships be terminated. We are dependent upon the availability of our raw materials. While we believe that we have adequate sources of supply for our raw material and product requirements, we cannot be sure that supplies will be consistently available in the future. In the event that certain raw materials become generally unavailable, suppliers may extend lead times or limit or cut off the supply of materials to us. As a result, we may not be able to supply or manufacture products for our customers.

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

Customer Concentration.  In fiscal 2018, none of our customers accounted for 10% or more of our total sales. Sales to our largest customer, which is in our Industrial segment, represented approximately 4-5% of our total sales in each of fiscal 2018, 2017 and 2016. Aggregate sales to our five largest customers, four of which are in our Industrial segment and one of which is in our Health and Nutrition segment, represented approximately 12% of our total sales in fiscal 2018 and 2017 and 14% of our total sales in fiscal 2016. No other customer represented more than 2% of our total sales in fiscal 2018. The loss of any of our largest customers, or a substantial portion of their business, could have a material adverse effect on our results of operations.

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

Geographic Information.  Substantially all of our revenues are generated by sales to customers within, and long-lived assets are located in, the United States. Approximately 2% of our total revenues were from sales to customers located outside of the U.S. in fiscal 2018 and 2017, and approximately 1% of our revenues were from sales to customers located outside of the U.S. in fiscal 2016.

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

Employees.  We had 653 employees as of April 1, 2018, including 58 covered by collective bargaining agreements.

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

Our products are used for a broad range of applications by our customers. Changes in our customers’ product needs or processes, or reductions in demand for their end products, may enable our customers to reduce or eliminate consumption of the products that we provide. Customers may also find alternative materials or processes that no longer require our products. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use.

Our products provide important performance attributes to our customers’ products. If our products fail to meet the customers’ specifications, perform in a manner inconsistent with the customers’ expectations or have a shorter useful life than required, a customer could seek replacement of the product or damages for costs incurred as a result of the product failure. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers. Reductions in demand for our products could adversely affect our sales and financial results and result in facility closures.

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
Although we maintain a number of owned trucks and trailers, we rely heavily upon transportation provided by third parties (including common carriers, barge companies, rail companies and trans-ocean cargo companies) to deliver products to us and to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner, or at all, in certain circumstances, or at economically attractive rates. Disruptions in transportation are common, are often out of our control, and can happen suddenly and without warning.  Rail limitations, such as limitations in rail capacity, availability of railcars and adverse weather conditions have disrupted or delayed rail shipments in the past and we expect they will continue into the future.  Barge shipments are delayed or impossible under certain circumstances, including during times of high or low water levels, when waterways are frozen and when locks and dams are inoperable.  Truck transportation has been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment, and limitations on drivers’ hours of service. The volumes handled by, and operating challenges at, ocean ports have at times been volatile and can delay the receipt of goods, or cause the cost of shipping goods to be more expensive. Our failure to ship or receive products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.
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

Environmental problems at one of our facilities could result in significant unexpected costs.

We are subject to federal, state and local environmental regulations regarding the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may own or operate real property or may have arranged for the disposal or treatment of hazardous or toxic substances at a property and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by us, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. Further, future changes in environmental laws or regulations may require additional investment in capital equipment or the implementation of additional compliance programs in the future. The cost of investigation, remediation or removal of such substances may be substantial.

In the conduct of our operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The accidental release of such products cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties were used in ways that involved hazardous materials. Contaminates may migrate from, within or through any such property, which may give rise to claims against us. Third parties who are responsible for contamination may not have funds, or may not make funds available when needed, to pay remediation costs imposed upon us jointly with them under environmental laws and regulations.

We are aware that soil and groundwater contamination exists on one of our facilities. The primary contaminate of concern is trichloroethylene. In fiscal 2018, we reserved $0.6 million for estimated expenses related to remediating this contamination. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. Increases in these estimated environmental expenses could have a material adverse effect on our business, financial condition and results of operations.

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

We are party to a credit facility, and failure to comply with the covenants thereunder may have a material adverse effect.

We are party to a credit agreement (the “Credit Agreement”) with U.S. Bank National Association and other lenders from time to time party thereto (collectively, the “Lenders”), which included senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of (i) a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and (ii) a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $8.0 million swingline subfacility. Loans under the Term Loan Facility are to be repaid in quarterly installments on the last day of each fiscal quarter, with $5.0 million paid in year one, $7.5 million paid in year two, and $10.0 million to be paid in years three through five. As of April 1, 2018, we had $85.0 million outstanding under the Term Loan Facility and $16.0 million outstanding under the Revolving Loan Facility. The remaining outstanding balance on these credit facilities will be repaid in full after five years.

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

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter, or January 1, 2018 for fiscal 2018. Goodwill impairment testing is at the reporting unit level. For our Industrial and Water Treatment reporting units, we performed an analysis of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If that qualitative analysis indicates that an impairment may exist, then we would calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. For our Health and Nutrition reporting unit, we performed a quantitative goodwill impairment analysis, which required us to estimate the fair value of this reporting unit and compare the fair value to the reporting unit’s carrying value. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of January 1, 2018, the carrying value of our Health and Nutrition reporting unit exceeded its fair value by $39.1 million, requiring us to record an impairment of goodwill for that amount. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. An adverse change in these factors may have a significant impact on the recoverability of the net assets recorded, and any resulting impairment charge in the future could have a material adverse effect on our financial condition and consolidated results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate office is located in Roseville, Minnesota, where we lease approximately 40,000 square feet with an initial term through December 31, 2021. We own our principal manufacturing, warehousing, and distribution location in Minneapolis, Minnesota, which consists of approximately 11 acres of land, with six buildings containing a total of 177,000 square feet of office and warehouse space primarily used by our Industrial Group. We have installed sprinkler systems in substantially all of our warehouse facilities for fire protection. We believe that we carry customary levels of insurance covering the replacement of damaged property.
In addition to those facilities, our other facilities are described below. We believe that these facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us and is primarily used as office and warehouse space.

Group	Location	Approx. Square Feet
Industrial	Camanche, IA	95,000
	Centralia, IL (1)	77,000
	Dupo, IL (2)	64,000
	St. Paul, MN (3)	32,000
	Rosemount, MN (4)	63,000
	St Louis, MO	6,000
Water Treatment	Ft. Smith, AR (5)	17,000
	Apopka, FL	32,100
	Big Pine Key, FL (5)	4,200
	Hollywood, FL	5,400
	LaBelle, FL	8,200
	Thomasville, GA (5)	35,800
	Brooker, FL	4,640
	Tarrytown, FL	6,500
	Swainsboro, GA	57,000
	Eldridge, IA	6,000
	Slater, IA	12,000
	Centralia, IL	39,000
	Havana, IL	16,000
	Peotone, IL (5)	18,000
	Muncie, IN	12,000
	Garnett, KS	18,000
	Frankfort, KY	20,000
	Columbia, MO (5)	14,000
	Billings, MT	9,000
	Fargo, ND	20,000
	Washburn, ND	14,000
	Lincoln, NE (5)	16,000
	Tulsa, OK	7,300
	Sioux Falls, SD	27,000
	Rapid City, SD	9,000
	Fond du Lac, WI	24,000
	Superior, WI	17,000
Industrial and Water Treatment	St. Paul, MN (6)	59,000
	Memphis, TN	41,000
Health and Nutrition	Fullerton, CA (7)	55,800
	Florida, NY (8)	107,000

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

	Quarterly Stock Prices		Cash Dividends
	High	Low	Declared	Paid
Fiscal 2018
4th Quarter	$38.00	$31.95	$0.44	—
3rd Quarter	42.60	34.20	—	$0.44
2nd Quarter	47.90	35.15	$0.44	—
1st Quarter	53.50	43.10	—	$0.42
Fiscal 2017
4th Quarter	$54.80	$46.55	$0.42	—
3rd Quarter	54.50	38.60	—	$0.42
2nd Quarter	45.50	40.62	$0.42	—
1st Quarter	45.65	35.44	—	$0.40

Our common stock is listed on the Nasdaq Global Select Market under the symbol “HWKN.” The price information represents sales prices as reported by The Nasdaq Stock Market LLC. As of May 25, 2018, shares of our common stock were held by approximately 406 shareholders of record.

We first started paying cash dividends in 1985 and have continued to do so since. Future dividend levels will be dependent upon our consolidated results of operations, financial position, cash flows and other factors, and are subject to approval by our Board of Directors.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the Nasdaq Industrial Index, the Nasdaq Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock and each of those indices on April 1, 2013, and reinvestment of all dividends.

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

	Fiscal Year
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Sales	$504,169	$483,593	$413,976	$364,023	$348,263
Gross profit	86,760	98,073	80,257	65,791	61,600
Net (loss) income (1)	(9,177)	22,555	18,143	19,214	18,094
Basic (loss) earnings per common share (1)	(0.87)	2.14	1.72	1.82	1.72
Diluted (loss) earnings per common share (1)	(0.86)	2.13	1.72	1.81	1.71
Cash dividends declared per common share	0.88	0.84	0.80	0.76	0.72
Cash dividends paid per common share	0.86	0.82	0.78	0.74	0.70
Total assets	$390,991	$418,584	$436,491	$248,462	$237,193

(1) - Net loss and basic and diluted loss per share for fiscal 2018 include a goodwill impairment charge of $39.1 million, or $3.68 per diluted share, related to our Health & Nutrition reporting unit and a one-time tax benefit of $13.9 million, or $1.31 per diluted share, related to the revaluation of our net deferred tax liabilities associated with the change in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 due to the Tax Cuts and Jobs Act of 2017.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2018, 2017 and 2016. Fiscal 2016 was a 53-week year, whereas fiscal 2018 and 2017 were 52-week years. This discussion should be read in conjunction with the consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Acquisitions and Business Expansion

Near the end of the third quarter of fiscal 2016, we acquired Stauber Performance Ingredients (“Stauber”) for $157.0 million on a cash-free, debt-free basis, subject to a customary working capital adjustment. The total consideration for the acquisition was $158.2 million ($156.7 million net of cash acquired). Stauber operates out of facilities in New York and California and blends and distributes specialty products and ingredients to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement, and other nutritional food, health and wellness products. The acquisition expanded our portfolio of value-added specialty products within new markets. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are reported in our Health and Nutrition operating segment that we established as a result of this acquisition, starting with our results for the fourth quarter of fiscal 2016. Direct costs of $3.3 million related to this acquisition, consisting mainly of professional and consulting fees, were expensed as incurred during fiscal 2016, and were classified as selling, general and administrative expenses in our consolidated statement of income.

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

In addition to the acquisitions discussed above, we opened two new branches for our Water Treatment Group in fiscal 2016. We expect to continue to invest in existing and new branches to expand our Water Treatment Group’s geographic coverage. The cost of any one of these expansion branches is not expected to be material. In addition, during fiscal 2017 and 2016, we proactively added route sales and other support personnel to Water Treatment Group branch offices within our existing geographic coverage area. While these additions add costs in the near term, we expect these investments to better position us for future growth.

Goodwill Impairment

During the fourth quarter of fiscal 2018, we recorded an impairment charge of $39.1 million in our Health and Nutrition operating segment. The impairment charge was a result of changes in expectations for future growth as part of our fourth quarter long-term strategic planning process to align with historical experience in recent periods and expected changes in future product mix.

Share Repurchase Program

In fiscal 2015, our Board of Directors authorized the repurchase of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. No shares were repurchased during fiscal 2018 or 2017. During fiscal 2016, we repurchased 127,852 shares of common stock with an aggregate purchase price of $4.8 million. As of April 1, 2018, the remaining balance of shares available to be purchased under the share repurchase program was 112,546 shares.

Financial Overview

An overview of our financial performance in fiscal 2018 is provided below:

•	Sales of $504.2 million, a 4.3% increase from fiscal 2017;

•	Gross profit of $86.8 million, a decrease of $11.3 million, or 11.5% from fiscal 2017;

•	Selling, general and administrative (“SG&A”) expenses held flat year over year, and down 50 basis points as a percentage of sales from fiscal 2017;

•	Goodwill impairment charge of $39.1 million; and

•	Net cash provided by operating activities of $27.3 million as compared to $44.9 million for fiscal 2017.

We focus on total profitability dollars when evaluating our financial results as opposed to profitability as a percentage of sales, as sales dollars tend to fluctuate, particularly in our Industrial and Water Treatment segments, as raw material prices rise and fall. Prices for certain of our raw materials can rise or fall rapidly, causing fluctuations in gross profit as a percentage of sales.

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

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Sales	100.0%	100.0%	100.0%
Cost of sales	(82.8)%	(79.7)%	(80.6)%
Gross profit	17.2%	20.3%	19.4%
Selling, general and administrative expenses	(11.8)%	(12.3)%	(11.9)%
Goodwill impairment	(7.8)%	—%	—%
Operating (loss) income	(2.3)%	8.0%	7.5%
Interest (expense) income, net	(0.7)%	(0.5)%	(0.2)%
(Loss) income before income taxes	(3.0)%	7.5%	7.3%
Income tax provision	1.2%	(2.8)%	(3.0)%
Net (loss) income	(1.8)%	4.7%	4.4%

Fiscal 2018 Compared to Fiscal 2017

Sales

Sales increased $20.6 million, or 4.3%, to $504.2 million for fiscal 2018, as compared to sales of $483.6 million for fiscal 2017. Sales increased year over year in all segments.

Industrial Segment.  Industrial segment sales increased $8.8 million, or 3.7%, to $247.4 million for fiscal 2018. Sales of bulk commodity products in the Industrial segment were approximately 20% of sales dollars in fiscal 2018 and 19% in fiscal 2017. Overall sales volumes decreased slightly, while sales dollars increased as a result of more sales of certain specialty products with higher per-unit selling prices, as well as higher selling prices on certain products resulting from increased costs on one of our major commodities.

Water Treatment Segment.  Water Treatment segment sales increased $9.5 million, or 7.4%, to $138.5 million for fiscal 2018. Sales of bulk commodity products in the Water Treatment segment were approximately 15% of sales dollars in both fiscal 2018 and 2017. Sales dollars increased as a result of increased sales across many product lines.

Health and Nutrition Segment. Sales for our Health and Nutrition increased $2.2 million, or 1.9%, to $118.3 million for fiscal 2018. Increased sales of distributed products more than offset decreased sales of our manufactured products. The decline in sales of our manufactured products was due to reduced demand from certain customers and refocused efforts as we made investments to upgrade the facility.

Gross Profit

Gross profit was $86.8 million, or 17.2% of sales, for fiscal 2018, a decrease of $11.3 million from $98.1 million, or 20.3% of sales, for fiscal 2017. As a result of raw material price increases and increases in year-end inventory levels of certain products, the LIFO reserve increased, and gross profits decreased, by $4.1 million during fiscal 2018. During fiscal 2017, a reduction in inventory costs per unit and lower volumes of certain inventory on hand resulted in a decrease to the LIFO reserve, and increased gross profits, of $2.7 million. In addition to this $6.8 million year-over-year negative impact, the decrease in gross profit during fiscal 2018 was due to planned increases in personnel and other investments to drive future growth, including accelerated depreciation of $0.7 million, a $0.6 million environmental liability charge associated with trichloroethylene contamination at our Minneapolis facility, as well as a $0.5 million reclassification from SG&A expenses, product mix changes and continued competitive pricing pressures.

Industrial Segment.  Gross profit for the Industrial segment was $29.6 million, or 12.0% of sales, for fiscal 2018, a decrease of $9.3 million from $38.9 million, or 16.3% of sales, for fiscal 2017. As a result of raw material price increases and increases in year-end inventory levels of certain products, the LIFO reserve increased, and gross profits decreased, by $3.3 million during fiscal 2018. During fiscal 2017, a reduction in inventory costs per unit and lower volumes of certain inventory on hand resulted in a decrease to the LIFO reserve, and increased gross profits, of $2.0 million. In addition to this $5.3 million negative year-over-

year impact, the decrease in gross profit and gross profit as a percentage of sales was driven by increased operating costs as we invested for future growth and to comply with increased regulatory requirements, a $0.6 million environmental liability charge associated with trichloroethylene contamination at our Minneapolis facility, as well as lower margins on certain commodity products with rising material costs, driven by competitive pricing pressures. The impact was offset somewhat by higher profits on sales of certain specialty products with higher per-unit margins.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $0.3 million to $36.3 million, or 26.2% of sales, for fiscal 2018, as compared to $36.0 million, or 27.9% of sales, for fiscal 2017. As a result of raw material price increases and increases in year-end inventory levels of certain products, the LIFO reserve increased, and gross profits decreased, by $0.8 million during fiscal 2018. During fiscal 2017, a reduction in inventory costs per unit and lower volumes of certain inventory on hand resulted in a decrease to the LIFO reserve, and increased gross profits, of $0.7 million. In spite of the $1.5 million negative year-over-year LIFO impact, gross profit increased as a result of increased sales volumes compared to a year ago. Gross profit as a percentage of sales decreased compared to a year ago due to the negative year-over-year LIFO impact as well as a product mix shift.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $2.4 million to $20.9 million, or 17.6% of sales, for fiscal 2018, as compared to $23.2 million, or 20.0% of sales, for fiscal 2017. Decreased sales of our manufactured products, which carry higher per-unit margins, was the primary cause of the decline in gross profit and gross profit as a percentage of sales. The decrease in gross profit and gross profit as a percentage of sales was also driven by planned cost increases including accelerated depreciation expense of $0.7 million related to manufacturing equipment that we removed to make upgrades to current equipment and to make room for more efficient equipment, as well as the reclassification of $0.5 million of costs that were recorded as SG&A expenses in the prior year to operating overhead in the current year to conform to our presentation.

Selling, General and Administrative Expenses

SG&A expenses were $59.4 million, or 11.8% of sales, for fiscal 2018, and $59.4 million, or 12.3% of sales, for fiscal 2017. SG&A costs were positively impacted in all segments as a result of management efforts to control costs, including delaying or suspending the filling of open positions as well as a decline in certain other variable expenses, resulting in a decline in SG&A costs in our Industrial and Water Treatment segments. However, SG&A costs in our Health and Nutrition segment increased $1.0 million year over year, in spite of the reclassification of $0.5 million of expenses from SG&A to operating overhead to conform to our presentation, largely as a result of bad debt expense recorded due to a customer bankruptcy as well as severance expense.

Goodwill Impairment

In fiscal 2018, we recorded a $39.1 million impairment of goodwill relating to our Health and Nutrition segment. The impairment charge was a result of changes in expectations for future growth as part of our fourth quarter long-term strategic planning process to align with historical experience in recent periods and expected changes in future product mix. Management is focused on key growth areas in this business segment.

Operating (Loss) Income

Operating loss was $11.8 million, or (2.3)% of sales, for fiscal 2018, as compared to operating income of $38.7 million, or 8.0% of sales, for fiscal 2017 due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense increased by $0.7 million to $3.3 million in fiscal 2018 compared to $2.6 million for fiscal 2017, due primarily to higher interest rates in fiscal 2018 as compared to fiscal 2017.

Income Tax Provision

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law. The Tax Act includes a number of provisions, including lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Because our fiscal 2018 ended April 1, 2018, our tax provision for the current year was calculated utilizing a blended statutory federal rate of 31.5%. In future years, we expect our statutory federal rate to be 21%. Under GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted. As such, during the fiscal year-end ended April 1, 2018 we revalued our net deferred tax liabilities to reflect the impact of the Tax Act and recorded a one-time benefit of $13.9 million. Our effective tax rate for fiscal 2018 was also impacted by the $39.1 million goodwill impairment charge which was recorded for book purposes but was not deductible for tax purposes. Our effective income tax rate was 39.1% for fiscal 2018 compared to 37.4% for fiscal 2017.

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

Water Treatment Segment.  Water Treatment segment sales increased $0.6 million, or 0.5%, to $129.0 million for fiscal 2017. Sales of bulk commodity products in the Water Treatment segment were approximately 15% of sales in fiscal 2017 compared to 16% in fiscal 2016. Sales dollars increased slightly, despite the inclusion of the 53rd week in fiscal 2016, due to the business we acquired late in the second quarter of fiscal 2016 and increased volumes of specialized products.

Health and Nutrition Segment. Sales for our Health and Nutrition segment were $116.1 million in fiscal 2017, compared to $33.9 million for fiscal 2016, as the prior year included only one quarter of activity due to the timing of the Stauber acquisition. This compares to pro forma sales of $121.6 million for the comparable prior full-year period, which included the 53rd week.

Gross Profit

Gross profit was $98.1 million, or 20.3% of sales, for fiscal 2017, an increase of $17.8 million from $80.3 million, or 19.4% of sales, for fiscal 2016. Fiscal 2017 included a full year of operating results for our Health and Nutrition segment as opposed to just one quarter of Health and Nutrition segment results in the prior year due to the timing of the Stauber acquisition. We estimated the total gross profit impact of the 53rd week in fiscal 2016 year to be approximately $2.1 million of additional gross profit in that year. The LIFO method of valuing inventory increased gross profit by $2.7 million for fiscal 2017, and increased gross profit by $1.4 million for fiscal 2016.

Industrial Segment.  Gross profit for the Industrial segment was $38.9 million, or 16.3% of sales, for fiscal 2017, an increase of $0.9 million from $38.0 million, or 15.1% of sales, for fiscal 2016. The LIFO method of valuing inventory increased gross profit by $2.0 million in fiscal 2017 and $1.0 million in the prior year. We estimated the gross profit impact of the 53rd week in our Industrial segment in fiscal 2016 to be approximately $1.0 million of additional gross profit in that year. Despite lower sales volumes, driven largely by the 53rd week in the prior year, gross profit dollars increased due to improved per-unit margins from certain of our specialized products, and the year-over-year impact from LIFO. Gross profit as a percentage of sales improved over the prior year because of the same drivers noted above in addition to lower selling prices in the current year driven by lower raw material costs on certain products.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $0.5 million to $36.0 million, or 27.9% of sales, for fiscal 2017, as compared to $35.5 million, or 27.6% of sales, for fiscal 2016. The LIFO method of valuing inventory increased gross profit by $0.7 million in fiscal 2017 and $0.4 million in the prior year. We estimated the gross profit impact of the 53rd week in fiscal 2016 to be approximately $0.6 million of additional gross profit in that year. Gross profit increased due to increased sales volumes of specialized products that have higher per-unit margins as well as profits from the business we acquired late in the second quarter of fiscal 2016.

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

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2018 was $27.3 million compared to $44.9 million in fiscal 2017 and $36.3 million in fiscal 2016. The decrease in cash provided by operating activities in fiscal 2018 as compared to fiscal 2017 was primarily driven by lower operating income and a year-over-year decrease in the amount of cash provided by accounts receivables as well as a year-over-year increase in the amount of cash utilized to purchase inventory during fiscal 2018 as compared to fiscal 2017. The large increase in inventory during fiscal 2018 was primarily due to an increase in on-hand and in-transit inventory, along with an increase in the per-unit cost of one of our major commodities. The decision to increase inventory was driven largely by expectations of future cost increases. The increase in cash provided by operating activities in fiscal 2017 as compared to fiscal 2016 was primarily due to the added operating activity of the Health and Nutrition segment established near the end of the third quarter of fiscal 2016. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as most of our barges are received during this period.

Cash used in investing activities was $19.3 million in fiscal 2018 compared to $23.5 million in fiscal 2017 and $151.4 million in fiscal 2016. Capital expenditures were $19.7 million in fiscal 2018, $21.6 million in fiscal 2017 and $24.2 million in fiscal 2016. Capital expenditures in fiscal 2018 included $8.7 million related to facility improvements, replacement equipment, new and replacement containers and Water Treatment trucks, and $7.7 million related to business expansion, inventory storage and process improvements, including the purchase of three of our previously-leased Florida locations. Total capital spending in fiscal 2019 is currently expected to be at or below fiscal 2018 capital spending levels. We paid $2.2 million of additional purchase price for Stauber as closing cash, debt, and working capital balances were finalized early in fiscal 2017. In fiscal 2016, we expended $159.0 million, net of cash acquired, to complete the Stauber and Davis acquisitions. Net cash of $31.7 million was provided by sales of investments during fiscal 2016 as we liquidated our investments to partially fund the Stauber acquisition.

Cash used in financing activities was $9.9 million in fiscal 2018, as compared to cash used in financing activities of $34.5 million in fiscal 2017 and cash provided by financing activities of $116.4 million in fiscal 2016. In addition to dividend payments discussed below, included in cash used in financing activities for fiscal 2018 were debt repayments of $8.1 million on our Term Loan Facility (as defined below) and net borrowings of $6.0 million on our Revolving Loan Facility (as defined below). During fiscal 2017 we repaid $5.6 million on our Term Loan Facility and $21 million on our Revolving Loan Facility. During fiscal 2016, we received $131.0 million in connection with the credit facility we entered into to fund the Stauber acquisition. We paid out cash dividends of $9.2 million in fiscal 2018, $8.7 million in fiscal 2017 and $8.3 million in fiscal 2016. We used $4.8 million in fiscal 2016 for share repurchases under our board-authorized share repurchase program. We did not repurchase any shares under the program in fiscal 2018 or 2017.

Our cash balance was $5.0 million at April 1, 2018, a decrease of $1.9 million as compared with April 2, 2017 as we continued to pay down our debt. Cash flows generated by operations during fiscal 2018 were offset by debt repayments, capital expenditures and dividend payments.

In December 2015, in connection with the Stauber acquisition described more fully in Note 2 to the consolidated financial statements, we entered into Credit Agreement with U.S. Bank as Sole Lead Arranger and Sole Book Runner and Lenders from time to time party thereto, whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement included a Credit Facility totaling $165.0 million, consisting of a $100.0 million Term Loan Facility and a $65.0 million Revolving Loan Facility. The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Term Loan facility requires mandatory quarterly repayments as outlined in Note 7 to the consolidated financial statements, with the balance due at maturity. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At April 1, 2018, the effective interest rate on our borrowings was approximately 3.4%, up from 2.2% at April 2, 2017.
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
Debt issuance costs of $0.7 million paid to lenders are reflected as a reduction of long-term debt and are being amortized as interest expense over the term of the credit facility. As of April 1, 2018, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our consolidated balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of April 1, 2018, we were in compliance with all required covenants.
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
Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Fiscal Period
Contractual Obligation	2019	2020	2021	2022	2023	More than 5 Years	Total
	(In thousands)
Senior secured term loan (1)	$10,000	$10,000	$65,000	$—	$—	$—	$85,000
Senior secured revolver (2)	$—	$—	$16,000	$—	$—	$—	$16,000
Interest payments (3)	$3,388	$3,050	$1,784	$—	$—	$—	$8,222
Operating lease obligations	$2,699	$2,493	$2,058	$1,127	$564	$2,434	$11,375
Pension withdrawal liability (4)	$467	$467	$467	$467	$467	$4,906	$7,241

(1)	Represents principal payments only. See Note 7 of our consolidated Financial Statements for further information.

(2)	Represents balance outstanding as of April 1, 2018, and assumes such amount remains outstanding until its maturity date. See Note 7 of our consolidated Financial Statements for further information.
(3) Represents interest payments and commitment fees payable on outstanding balances under our term loan and revolver, and assumes interest rates remain unchanged from the rate as of April 1, 2018.

(4)	This relates to our withdrawal from a multiemployer pension plan. Payments on this obligation began in the fiscal year ended March 30, 2014 and will continue through 2034.
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

Goodwill and Infinite-life Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter, or January 1, 2018 for fiscal 2018. For our Industrial and Water Treatment reporting units, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of either of these reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for either of these reporting units.

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
The resulting fair values for each method were weighted using 33.3% for the discounted cash flow method and both of the market approaches, to determine a concluded enterprise value for the Health and Nutrition reporting unit. Equal weighting was used for each of the approaches as we believe all three approaches are equally relevant and do not consider one to be more reflective of the views of a potential purchaser of the reporting unit. All three methods yielded similar indications of value. The estimated fair value of our Health and Nutrition reporting unit was less than its carrying value and we therefore recorded an impairment charge of $39.1 million in the fourth quarter of fiscal 2018. The impairment charge was a result of changes in expectations for future growth as part of our fourth quarter long-term strategic planning process to align with historical rates and expected changes in future product mix.
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

Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-02 which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet. This guidance will be effective for interim periods beginning after December 15, 2018 (our fiscal year ending March 30, 2020). While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, the core principal of the guidance is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. As part of our assessment, we will need to determine the impact of lease extension provisions provided in our facility leases which will impact the amount of the right of use asset and lease liability recorded under the ASU.

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
In May 2014, the FASB issued ASU 2014-09, which provides accounting requirements for recognition of revenue from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. The requirements of the new standard will be effective for annual reporting periods beginning after December 15, 2017 (our fiscal year ending March 31, 2019), and interim periods within those annual periods. We have completed our evaluation of the effect of adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised good or services. In limited circumstances, we manufacture products for customers that are unique to their specifications. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 is consistent with our revenue recognition policy under previous guidance. We will adopt the new standard effective April 2, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. We have determined the adoption of ASU 2015-14 will not have a material impact on our results of operations, cash flows, or financial position.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our credit facility. A 25 basis point change in interest rates on the variable-rate portion of debt not covered by the interest rate swap would potentially increase or decrease annual interest expense by approximately $0.1 million. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Hawkins, Inc.:
We have audited the accompanying consolidated balance sheets of Hawkins, Inc. and subsidiaries (the Company) as of April 1, 2018 and April 2, 2017, and the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period then ended and the related notes and financial statement schedule II (collectively, the consolidated financial statements).
We also have audited the Company’s internal control over financial reporting as of April 1, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 1, 2018 and April 2, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended April 1, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since fiscal 2010.

Minneapolis, Minnesota
May 31, 2018

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	April 1, 2018	April 2, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,990	$6,861
Trade receivables less allowance for doubtful accounts of $942 for 2018 and $468 for 2017	63,507	57,298
Inventories	59,736	51,249
Income taxes receivable	2,643	1,273
Prepaid expenses and other current assets	4,106	4,238
Total current assets	134,982	120,919
PROPERTY, PLANT, AND EQUIPMENT:
Land	9,540	9,097
Buildings and improvements	96,105	89,840
Machinery and equipment	89,324	82,910
Transportation equipment	26,790	24,398
Office furniture and equipment including computer systems	16,406	15,273
	238,165	221,518
Less accumulated depreciation	114,339	99,978
Net property, plant, and equipment	123,826	121,540
OTHER ASSETS:
Goodwill	58,440	97,556
Intangible assets, net	71,179	76,883
Other	2,564	1,686
Total other assets	132,183	176,125
Total assets	$390,991	$418,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$33,424	$29,756
Dividends payable	4,704	4,466
Accrued payroll and employee benefits	8,399	9,979
Current portion of long-term debt	9,864	7,989
Due to sellers of acquired business	—	341
Container deposits	1,241	1,174
Other current liabilities	2,935	1,967
Total current liabilities	60,567	55,672
LONG-TERM DEBT, LESS CURRENT PORTION	90,762	94,626
PENSION WITHDRAWAL LIABILITY	5,646	5,968
OTHER LONG-TERM LIABILITIES	4,386	2,450
DEFERRED INCOME TAXES	27,383	42,040
Total liabilities	188,744	200,756
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,631,992 and 10,582,596 shares issued and outstanding for 2018 and 2017, respectively	532	529
Additional paid-in capital	53,877	51,104
Retained earnings	147,242	165,897
Accumulated other comprehensive income	596	298
Total shareholders’ equity	202,247	217,828
Total liabilities and shareholders’ equity	$390,991	$418,584

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	April 1, 2018	April 2, 2017	April 3, 2016
Sales	$504,169	$483,593	$413,976
Cost of sales	(417,409)	(385,520)	(333,719)
Gross profit	86,760	98,073	80,257
Selling, general and administrative expenses	(59,403)	(59,381)	(49,086)
Goodwill impairment	(39,116)	—	—
Operating (loss) income	(11,759)	38,692	31,171
Interest expense, net	(3,317)	(2,644)	(805)
(Loss) income before income taxes	(15,076)	36,048	30,366
Income tax (expense) benefit	5,899	(13,493)	(12,223)
Net (loss) income	$(9,177)	$22,555	$18,143

Weighted average number of shares outstanding-basic	10,607,422	10,536,347	10,524,730
Weighted average number of shares outstanding-diluted	10,643,719	10,596,110	10,578,042

Basic (loss) earnings per share	$(0.87)	$2.14	$1.72
Diluted (loss) earnings per share	$(0.86)	$2.13	$1.72

Cash dividends declared per common share	$0.88	$0.84	$0.80

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Year Ended
	April 1, 2018	April 2, 2017	April 3, 2016

Net (loss) income	$(9,177)	$22,555	$18,143
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale investments	—	—	25
Unrealized gain on interest rate swap	296	301	—
Unrealized gain on post-retirement liability	2	2	2
Total other comprehensive income	298	303	27
Total comprehensive (loss) income	$(8,879)	$22,858	$18,170

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2015	10,564,949	$528	$50,901	$142,567	$(32)	$193,964
Cash dividends declared				(8,445)		(8,445)
Share-based compensation expense			1,706			1,706
Tax benefit on share-based compensation plans			(1)			(1)
Vesting of restricted stock	60,658	3	(3)			—
Shares surrendered for payroll taxes	(18,834)	(1)	(698)			(699)
ESPP shares issued	33,550	2	1,079			1,081
Shares repurchased	(127,852)	(6)	(4,795)			(4,801)
Other comprehensive income, net of tax					27	27
Net income				18,143		18,143
BALANCE — April 3, 2016	10,512,471	$526	$48,189	$152,265	$(5)	$200,975
Cash dividends declared				(8,923)		(8,923)
Share-based compensation expense			2,127			2,127
Tax benefit on share-based compensation plans			131			131
Vesting of restricted stock	44,113	2	(2)			—
Shares surrendered for payroll taxes	(12,974)	(1)	(630)			(631)
ESPP shares issued	38,986	2	1,289			1,291
Other comprehensive income, net of tax					303	303
Net income				22,555		22,555
BALANCE — April 2, 2017	10,582,596	$529	$51,104	$165,897	$298	$217,828
Cash dividends declared				(9,400)		(9,400)
Share-based compensation expense			1,371			1,371
Vesting of restricted stock	8,092	1	(1)			—
ESPP shares issued	41,304	2	1,403			1,405
Other comprehensive income, net of tax				(78)	298	220
Net loss				(9,177)		(9,177)
BALANCE — April 1, 2018	10,631,992	$532	$53,877	$147,242	$596	$202,247
See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 1, 2018	April 2, 2017	April 3, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,177)	$22,555	$18,143
Reconciliation to cash flows:
Depreciation and amortization	22,390	20,875	15,511
Amortization of debt issuance costs	136	136	34
Gain on deferred compensation assets	(92)	—	—
Loss on disposal of investments	—	—	104
Goodwill Impairment	39,116	—	—
Deferred income taxes	(14,757)	(525)	1,103
Share-based compensation expense	1,371	2,127	1,706
(Gain) loss from property disposals	(46)	322	(33)
Changes in operating accounts (using) providing cash, net of effects of acquisition:
Trade receivables	(6,164)	2,259	(2,950)
Inventories	(8,487)	(3,529)	(322)
Accounts payable	4,157	562	3,831
Accrued liabilities	1,674	(416)	242
Income taxes	(1,711)	569	(701)
Other	(1,061)	(80)	(335)
Net cash provided by operating activities	27,349	44,855	36,333
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(19,703)	(21,616)	(24,183)
Purchases of investments	—	—	(6,091)
Sale and maturities of investments	—	—	37,763
Proceeds from property disposals	364	324	358
Acquisitions, net of cash acquired	—	(2,199)	(159,199)
Net cash used in investing activities	(19,339)	(23,491)	(151,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,161)	(8,683)	(8,257)
New shares issued	1,405	1,291	1,081
Excess tax benefit from share-based compensation	—	131	(1)
Shares surrendered for payroll taxes	—	(631)	(699)
Shares repurchased	—	—	(4,801)
Payments on senior secured term loan	(8,125)	(5,625)	(1,250)
Payments on senior secured revolving credit facility	(21,000)	(21,000)	—
Payments for debt issuance costs	—	—	(679)
Proceeds from long-term borrowings	—	—	100,000
Proceeds from revolver borrowings	27,000	—	31,000
Net cash (used in) provided by financing activities	(9,881)	(34,517)	116,394
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,871)	(13,153)	1,375
CASH AND CASH EQUIVALENTS - beginning of year	6,861	20,014	18,639
CASH AND CASH EQUIVALENTS - end of year	$4,990	$6,861	$20,014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$10,232	$13,421	$11,811
Cash paid for interest	3,025	2,341	702
Noncash investing activities - Capital expenditures in accounts payable	468	958	1,884
Acquisition consideration accrued but not paid	—	—	2,200

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

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal years ended April 1, 2018 (“fiscal 2018”) and April 2, 2017 (“fiscal 2017”) were 52 weeks. Our fiscal year ended April 3, 2016 (“fiscal 2016”) was 53 weeks. The fiscal year ending March 31, 2019 (“fiscal 2019”) will be 52 weeks.

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

Cash Equivalents - Cash equivalents include all liquid debt instruments (primarily cash funds and money market accounts) purchased with an original maturity of three months or less. The balances maintained at financial institutions may, at times, exceed

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federally insured limits. Our cash balances are held at two separate financial institutions where the cash balances may exceed federally insured limits. The institutions are two of the largest commercial banking institutions in the country and both have maintained strong credit ratings.

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

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost for approximately 67% of our inventory determined using the last-in, first-out (“LIFO”) method. Cost for the other 33% of our total inventory is determined using the first-in, first-out (“FIFO”) method.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No long-lived assets were determined to be impaired during fiscal years 2018, 2017 or 2016.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter. As of January 1, 2018, we performed an analysis of qualitative factors for our Industrial and Water Treatment reporting units to determine whether it is more likely than not that the fair value of either of these reporting units was less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for either the Industrial or Water Treatment reporting units.

We performed a quantitative goodwill impairment test for our Health and Nutrition reporting unit. This test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including indefinite-lived intangible assets. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. If the carrying amount exceeds the fair value, the reporting unit’s goodwill is considered impaired, and we must recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The fair value of our Health and Nutrition reporting was less than the carrying value as of January 1, 2018, and accordingly we recorded an impairment charge of $39.1 million in the fourth quarter of fiscal 2018. The impairment charge was a result of changes in expectations for future growth as part of our fourth quarter long-term strategic planning process to align with historical experience in recent periods and expected changes in future product mix.

Our primary identifiable intangible assets include customer lists, trade secrets, non-competition agreements, trademarks and trade names acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 14 years. Identifiable intangible assets that are subject to amortization are evaluated for

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative impairment test for fiscal 2018 for our Industrial and Water Treatment reporting units. We completed a quantitative assessment for our Health and Nutrition reporting unit during the fourth quarter of fiscal 2018 and concluded that no impairment was required because the expected future pre-tax cash flows (undiscounted) from the asset group exceed the carrying value of the assets.

Impairment assessments were also completed in the fourth quarters of fiscal 2017 and 2016, which resulted in no impairment charges for either of these fiscal years.

Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date. The deferred tax assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the consolidated statements of income.

The effects of income tax positions are recognized only if those positions are more likely than not of being sustained. Changes in recognition or measurement are made as facts and circumstances change. See note 12 for further information regarding the recording of a liability and offsetting receivable regarding an uncertain tax position taken by Stauber prior to its acquisition by us.

Stock-Based Compensation - We account for stock-based compensation on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in expense over the requisite service period (generally the vesting period). Non-vested share awards are recorded as expense over the requisite service periods based on the market value on the date of grant.

Earnings Per Share - Basic earnings per share (“EPS”) are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS are computed by dividing net income by the weighted-average number of common shares outstanding including the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	April 1, 2018	April 2, 2017	April 3, 2016
Weighted average common shares outstanding — basic	10,607,422	10,536,347	10,524,730
Dilutive impact of stock performance units and restricted stock	36,297	59,763	53,312
Weighted average common shares outstanding — diluted	10,643,719	10,596,110	10,578,042

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2018, 2017, or 2016.

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

Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02 which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Hawkins early adopted this standard during the fourth quarter of fiscal 2018 and reclassified approximately $0.1 million from other comprehensive income to retained earnings.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP related to the enactment of the Tax Act. This guidance was adopted in the third quarter of fiscal 2018. Additional information regarding our adoption of this guidance is contained in Note 12.
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
In January 2017, the FASB issued ASU 2017-04 which simplifies the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which required a hypothetical purchase price allocation. We adopted this guidance in the fourth quarter of fiscal 2017.

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
The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are included in our Health and Nutrition operating segment, which we established as a result of this acquisition. Direct acquisition costs of $3.3 million, consisting mainly of professional and consulting fees, were expensed as incurred during fiscal 2016, and are classified as selling, general, and administrative expenses in our consolidated statement of income, and are reported in our Health and Nutrition segment.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following pro forma information has been prepared as if the Stauber acquisition and the borrowing to finance the acquisition had occurred as of the beginning of the fiscal year presented. The unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of the earliest fiscal year presented, nor is it indicative of our future operational results.

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
Acquisition of Davis Supply, Inc.: On September 18, 2015, we acquired substantially all of the assets of Davis Supply, Inc. (“Davis”) under the terms of an asset purchase agreement with Davis and its shareholders. We paid $4.5 million in cash at closing, using available cash on hand to fund the acquisition. Davis was a water treatment chemical distribution company operating in Florida with revenues of approximately $5.0 million in calendar year 2014. We have integrated this business into our existing Florida locations. The results of operations after the date of acquisition and the acquired assets are included in our Water Treatment Segment.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Derivative Instruments

In fiscal 2017, we entered into an interest rate swap agreement to manage the risk associated with a portion of our variable-rate debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement began September 1, 2017, and will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

For each of the years ended April 1, 2018 and April 2, 2017, we recorded $0.3 million in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. Included in other long-term assets on our condensed consolidated balance sheet was $0.8 million as of April 1, 2018 and $0.5 million as of April 2, 2017. No amounts were reflected in other comprehensive income related to cash flow hedges for the fiscal year ended April 3, 2016 or on the condensed consolidated balance sheet as of April 3, 2016, as we did not hold any derivative instruments at that time.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the balances of assets or liabilities measured at fair value on a recurring basis as of April 1, 2018 and April 2, 2017.
 0

	April 1, 2018
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$819	—
Deferred compensation plan assets	$1,392	—	—

	April 2, 2017
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$502	—
Deferred compensation plan assets	—	—	—

Note 5 — Inventories

Inventories at April 1, 2018 and April 2, 2017 consisted of the following:

	2018	2017
(In thousands)
Inventory (FIFO basis)	$65,322	$52,735
LIFO reserve	(5,586)	(1,486)
Net inventory	$59,736	$51,249

The FIFO value of inventories accounted for under the LIFO method was $44.0 million at April 1, 2018 and $37.0 million at April 2, 2017. The remainder of the inventory was valued and accounted for under the FIFO method.

We increased the LIFO reserve by $4.1 million in fiscal 2018 due to an increase in per-unit inventory costs of certain bulk commodity products and higher volumes of certain inventory on hand. In fiscal 2017, the LIFO reserve decreased by $2.7 million due to an overall reduction in inventory costs per unit and lower volumes of certain inventory on hand.
Note 6 — Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for each of our three reportable segments were as follows:

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Balance as of April 3, 2016	$6,495	$7,000	$84,229	$97,724
Final purchase price adjustment for prior-year acquisition	—	—	(168)	(168)
Balance as of April 2, 2017	6,495	7,000	84,061	97,556
Impairment	—	—	(39,116)	(39,116)
Balance as of April 1, 2018	$6,495	$7,000	$44,945	$58,440

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of our identifiable intangible assets as of April 1, 2018 and April 2, 2017:

	2018
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$78,383	$(12,419)	$65,964
Trademarks and trade names	6,045	(2,490)	3,555
Other finite-life intangible assets	3,648	(3,215)	433
Total finite-life intangible assets	88,076	(18,124)	69,952
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$89,303	$(18,124)	$71,179

	2017
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$78,383	$(7,854)	$70,529
Trademarks and trade names	6,045	(1,790)	4,255
Other finite-life intangible assets	3,648	(2,776)	872
Total finite-life intangible assets	88,076	(12,420)	75,656
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$89,303	$(12,420)	$76,883

Intangible asset amortization expense was $5.7 million during fiscal 2018, $6.1 million during fiscal 2017, and $2.4 million during fiscal 2016.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2019	2020	2021	2022	2023
Estimated amortization expense	$5,454	$5,073	$5,028	$4,891	$4,891

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
Borrowings under the Credit Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At April 1, 2018, the effective interest rate on our borrowings was approximately 3.8%.

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
Debt issuance costs of $0.7 million paid to the lenders are reflected as a reduction of debt and are being amortized on a straight line basis over the term of the credit facility. Amortization of debt issuance costs was $0.1 million for each of fiscal 2018 and fiscal 2017 and immaterial for fiscal 2016. As of April 1, 2018 and April 2, 2017, $0.4 million and $0.5 million of debt issuance costs were reflected as a reduction of debt on our balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of April 1, 2018, we were in compliance with all required covenants.
Debt at April 1, 2018 and April 2, 2017 consisted of the following:

(In thousands)	April 1, 2018	April 2, 2017
Senior secured term loan	$85,000	$93,125
Senior secured revolver	16,000	10,000
Total debt	101,000	103,125
Less: unamortized debt issuance costs	(374)	(510)
Total debt, net of debt issuance costs	100,626	102,615
Less: current portion of long-term debt, net of current unamortized debt issuance costs	(9,864)	(7,989)
Total long-term debt	$90,762	$94,626

Scheduled annual maturities of debt as of April 1, 2018 are as follows:

Fiscal year ending	(In thousands)
2019	$10,000
2020	10,000
2021	81,000
$101,000
Note 8 — Share-Based Compensation

Performance-Based Restricted Stock Units.  Our Board of Directors has approved a performance-based equity compensation arrangement for our executive officers. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 52,920 shares in the aggregate for fiscal 2018. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the restricted stock activity for fiscal 2017 and 2018:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2017	37,309	$40.89
Granted	28,853	43.10
Vested	(37,309)	40.89
Forfeited or expired	—	—
Outstanding at end of fiscal 2017	28,853	$43.10
Granted	35,075	47.50
Vested	—	—
Forfeited or expired	(12,785)	46.02
Outstanding at end of fiscal 2018	51,143	$45.39

The weighted average grant date fair value of performance-based restricted shares issued in fiscal 2018 was $47.50, fiscal 2017 was $43.10 and fiscal 2016 was $40.89. We recorded compensation expense on performance-based restricted stock of approximately $0.7 million for fiscal 2018, $1.4 million for fiscal 2017 and $1.2 million for fiscal 2016, substantially all of which was recorded in selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Income. There were no performance-based restricted stock units that vested in fiscal 2018. The total fair value of performance-based restricted stock units vested in fiscal 2017 was $1.5 million compared to $2.0 million in fiscal 2016.

Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of April 1, 2018 was $0.5 million and is expected to be recognized over a weighted average period of 0.7 years.

Prior to the adoption of ASU 2016-09 in fiscal 2018, the benefits of tax deductions that varied from the recognized compensation costs from share-based compensation were recorded as a change in additional paid-in capital rather than a reduction in earnings. The amount of excess tax benefit recognized and recorded in additional paid-in capital resulting from share-based compensation cost was $0.1 million in fiscal 2017 and nominal in fiscal 2016.

Restricted Stock Awards.  As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are expensed over the requisite vesting period, which begins on the date of issuance and ends on the date of the next Annual Meeting of Shareholders, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2017 and 2018:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2017	6,804	$36.00
Granted	8,092	43.24
Vested	(6,804)	36.00
Forfeited or expired	—	—
Outstanding at end of fiscal 2017	8,092	$43.24
Granted	8,484	41.25
Vested	(8,092)	43.24
Forfeited or expired	—	—
Outstanding at end of fiscal 2018	8,484	$41.25

Annual expense related to the value of restricted stock was $0.3 million in fiscal 2018, $0.3 million in fiscal 2017 and $0.2 million in fiscal 2016, all of which was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of April 1, 2018 was $0.1 million and is expected to be recognized over a weighted average period of 0.4 years.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Share Repurchase Program

Our board of directors has authorized the repurchase of up to 300,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. No shares were repurchased during fiscal 2018 or fiscal 2017. We repurchased 127,852 of common stock at an aggregate purchase price of $4.8 million during fiscal 2016. As of April 1, 2018, the number of shares available to be purchased under the share repurchase program was 112,546.
Note 10 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans

Company Sponsored Plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code (“IRC”). The profit sharing plan contribution level for each employee depends upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the profit sharing plan for fiscal 2018, fiscal 2017 and fiscal 2016 was 5% of each employee’s eligible compensation for employees hired on or before April 1, 2012. In addition to the discretionary employer contribution described above, the profit sharing plan includes a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation.
We have an employee stock ownership plan (“ESOP”) covering the majority of our non-bargaining unit employees. Contributions are made at our discretion subject to a maximum amount allowed under the IRC. The ESOP contribution level for each employee depends upon date of hire, with those employees hired after April 1, 2012 eligible to receive a contribution that is 50% of the contribution made for employees hired on or before April 1, 2012. Our contribution to the ESOP for fiscal 2018, fiscal 2017 and fiscal 2016 was 5% of each employee’s eligible compensation for employees hired on or before April 1, 2012.
During fiscal 2017, we established a nonqualified deferred compensation plan covering employees who are classified as “highly compensated employees” as determined by IRS guidelines for the plan year and who were hired on or before April 1, 2012. Employees who are eligible for the nonqualified deferred compensation plan for any plan year are not eligible for the profit sharing plan contribution or the ESOP contributions described above for that plan year. Our contribution to the nonqualified deferred compensation plan for fiscal 2018 and 2017 was 10% of each employee’s eligible compensation, subject to the maximum amount allowed under the IRC.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common stock at a discount from market. The number of new shares issued under the ESPP was 41,304 in fiscal 2018, 38,986 in fiscal 2017 and 33,550 in fiscal 2016.
In March 2013, concurrent with our withdrawal from a multiemployer pension plan described below, we established a retirement plan and ESOP for our collective bargaining unit employees. Each of these plans is subject to a maximum amount allowed under the IRC. The retirement plan provides for a contribution of 5% of each employee’s eligible wages annually for employees who were eligible to enter the plan on March 1, 2013, and a contribution of 2.5% of each employee’s eligible wages annually for employees who entered the plan after March 1, 2013. Additionally, the retirement plan includes a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation. The ESOP provides for contributions of 5% of each employee’s eligible wages annually for employees who were eligible to enter the plan on March 1, 2013, and a contribution of 2.5% of each employee’s eligible wages annually for employees who enter the plan after March 1, 2013.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the contribution expense for the company sponsored profit sharing, ESOP, ESPP and 401(k) plans for fiscal 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Non-bargaining unit employee plans:
Profit sharing	$779	$741	$1,393
401(k) matching contributions	2,143	1,996	1,586
ESOP	779	741	1,393
Nonqualified deferred compensation plan	1,258	1,383	—
Bargaining unit employee plans	496	509	444
ESPP - all employees	364	364	274
Total contribution expense	$5,819	$5,734	$5,090

Multiemployer Pension Plan. In the fiscal year ended March 31, 2013, we concluded negotiations with two collective bargaining units to discontinue our participation in the Central States, Southeast and Southwest Areas Pension Fund (“CSS” or “the plan”), a collectively bargained multiemployer pension plan. Payment of our share of the unfunded vested benefit liability is being made over 20 years and is subject to a cap. At the end of the 20-year period we will have no further liability, even if our share of the unfunded vested benefit liability has not yet been paid in full. The cash payments to be made total approximately $9.3 million, or $467,000 per year. Our payments began in the fiscal year ended March 30, 2014.
Note 11 — Commitments and Contingencies

Leases. We have various operating leases for buildings and land on which some of our operations are located as well as trucks utilized for deliveries in certain branches. Future minimum lease payments due under operating leases with an initial term of one year or more at April 1, 2018 are as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Minimum lease payment	$2,699	$2,493	$2,058	$1,127	$564	$2,434
Total rental expense for fiscal years 2018, 2017 and 2016 was as follows:

	2018	2017	2016
(In thousands)
Minimum rentals	$2,959	$3,283	$2,890
Contingent rentals	26	28	21
Total rental expense	$2,985	$3,311	$2,911

Litigation.  As of April 1, 2018, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation: During fiscal 2018, we recorded a liability of $0.6 million related to estimated remediation expenses associated with existing trichloroethylene contamination at our Minneapolis facility. The liability is not discounted as management expects to incur these expenses during fiscal 2019. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expenses related to remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact.

Asset Retirement Obligations. We have three leases of land which contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. These leases expire in 2023, 2028 and 2034. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: The leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of April 1, 2018. We will

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.
Note 12 — Income Taxes

On December 22, 2017, the Tax Act, was signed into law. The Tax Act includes a number of provisions, including lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Because our fiscal 2018 ended April 1, 2018, our tax provision for the current year was calculated utilizing a blended statutory federal rate of 31.5%. In future years, we expect our statutory federal rate to be 21%. Under GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted. As such, during the fiscal year-end ended April 1, 2018 we revalued our net deferred tax liabilities to reflect the impact of the Tax Act and recorded a one-time benefit of $13.9 million. Pursuant to SAB 118 (regarding the application of ASC 740 associated with the enactment of the Tax Act), the tax benefit we recorded in the current fiscal year is provisional. The final impact of the Tax Act may differ due to and among other things, changes in interpretations, assumptions made by the Company and the issuance of additional guidance that may be provided. Specifically, no adjustment was recorded related to the impact of the Tax Act on state taxes, as we could not reasonably estimate the impact and do not expect any such impact to be material to our financial statements.

The provisions for income taxes for fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
(In thousands)
Federal — current	$7,024	$11,472	$8,761
State — current	1,834	2,546	2,238
Total current	8,858	14,018	10,999

Federal — deferred	(14,393)	(431)	1,027
State — deferred	(364)	(94)	197
Total deferred	(14,757)	(525)	1,224
Total provision	$(5,899)	$13,493	$12,223

Reconciliations of the provisions for income taxes to the applicable federal statutory income tax rate for fiscal 2018, 2017 and 2016 are listed below.

	2018	2017	2016
Statutory federal income tax	31.5%	35.0%	35.0%
State income taxes, net of federal deduction	(8.3)%	4.8%	5.0%
ESOP dividend deduction on allocated shares	1.4%	(0.7)%	(0.7)%
Domestic production deduction	2.7%	(1.5)%	(1.5)%
Goodwill impairment	(81.7)%	—%	—%
Revaluation of net deferred tax liabilities	92.5%	—%	—%
Non-deductible acquisition costs	—%	—%	1.6%
Assessment related to state tax audit	—%	—%	0.6%
Other — net	1.0%	(0.2)%	0.2%
Total	39.1%	37.4%	40.2%

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of items comprising our net deferred tax liability as of April 1, 2018 and April 2, 2017 are as follows:

(In thousands)	2018	2017
Deferred tax assets:
Trade receivables	$254	$187
Stock compensation accruals	593	616
Pension withdrawal liability	1,611	2,513
Other	1,619	1,639
Total deferred tax assets	$4,077	$4,955
Deferred tax liabilities:
Inventories	$(3,047)	$(4,006)
Prepaid	(756)	(1,095)
Excess of tax over book depreciation	(9,811)	(14,169)
Intangibles	(17,625)	(27,524)
Unrealized gain on interest rate swap	(221)	(201)
Total deferred tax liabilities	$(31,460)	$(46,995)
Net deferred tax liabilities	$(27,383)	$(42,040)

As of April 1, 2018, the Company has determined that it is more likely than not that the deferred tax assets at April 1, 2018 will be realized either through future taxable income or reversals of taxable temporary differences.

During fiscal 2016, we recorded a gross unrecognized tax benefit of $1.9 million in other long-term liabilities on our consolidated balance sheet as a result of uncertain income tax positions taken by Stauber on its tax returns for periods prior to our acquisition. We had no unrecognized tax benefits prior to the Stauber acquisition. The Stauber acquisition agreement provides the Company with indemnification from the prior owners for any tax liabilities relating to pre-acquisition tax returns. Accordingly, we also recorded an offsetting, long-term receivable for $1.9 million as of April 3, 2016, and as such any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. During fiscal 2018 and 2017, the unrecognized tax benefit and the offsetting receivable were reduced to $0.2 million and $0.8 million, respectively, due to the expiration of the statute of limitations for certain of the taxable periods.

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

We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. Other than our Health and Nutrition segment, the segments do not have separate accounting, administration, customer service or purchasing functions. We allocate certain corporate expenses to our operating segments, and we began allocating a portion of these costs to the Health and Nutrition segment in fiscal 2017. Corporate costs allocated to Health and Nutrition were $2.1 million in fiscal 2018 and $1.9 million in fiscal 2017; these costs would have been allocated to Industrial (approximately $1.3 million and $1.2 million in fiscal 2018 and 2017 respectively) and Water Treatment (approximately $0.8 million and $0.7 million in fiscal 2018 and 2017 respectively) in past years. There are no intersegment sales and no operating segments have been aggregated. No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segments	Industrial	Water Treatment	Health and Nutrition	Total
(In thousands)
Fiscal Year Ended April 1, 2018:
Sales	$247,374	$138,465	$118,330	$504,169
Gross profit	29,619	36,268	20,873	86,760
Selling, general, and administrative expenses	21,159	19,426	18,818	59,403
Goodwill impairment	—	—	39,116	39,116
Operating (loss) income	8,460	16,842	(37,061)	(11,759)
Identifiable assets*	$165,052	$58,513	$153,123	$376,688
Capital Expenditures	$10,265	$7,228	$2,210	$19,703
Fiscal Year Ended April 2, 2017:
Sales	$238,555	$128,954	$116,084	$483,593
Gross profit	38,886	35,962	23,225	98,073
Selling, general, and administrative expenses	21,818	19,798	17,765	59,381
Operating income	17,068	16,164	5,460	38,692
Identifiable assets*	$159,032	$53,445	$192,047	$404,524
Capital Expenditures	$10,529	$7,777	$3,310	$21,616
Fiscal Year Ended April 3, 2016:
Sales	$251,749	$128,312	$33,915	$413,976
Gross profit	37,967	35,470	6,820	80,257
Selling, general, and administrative expenses	22,137	19,261	7,688	49,086
Operating income (loss)	15,830	16,209	(868)	31,171
Identifiable assets*	$158,015	$50,013	$195,939	$403,967
Capital Expenditures	$17,712	$6,306	$165	$24,183

* Unallocated assets, consisting primarily of cash and cash equivalents, investments and prepaid expenses, were $14.3 million at April 1, 2018, $13.1 million at April 2, 2017 and $32.8 million at April 3, 2016.

In fiscal 2016, operating profit for the Health and Nutrition segment was negatively impacted by $3.3 million (pre-tax) of non-recurring SG&A expenses directly related to the acquisition by Hawkins.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)	Fiscal 2018
	First	Second	Third	Fourth
Sales	$133,731	$125,395	$118,053	$126,990
Gross profit	25,999	24,115	18,840	17,806
Selling, general, and administrative expenses	15,766	14,828	14,139	14,670
Goodwill impairment	—	—	—	39,116
Operating (loss) income	10,233	9,287	4,701	(35,980)
Net (loss) income	5,831	5,210	17,143	(37,361)
Basic (loss) earnings per share	$0.55	$0.49	$1.62	$(3.51)
Diluted (loss) earnings per share	$0.55	$0.49	$1.61	$(3.50)

	Fiscal 2017
	First	Second	Third	Fourth
Sales	$131,374	$121,250	$112,351	$118,618
Gross profit	28,216	27,032	20,912	21,913
Selling, general, and administrative expenses	15,126	14,871	14,916	14,468
Operating income	13,090	12,161	5,996	7,445
Net income	7,604	7,190	3,551	4,210
Basic earnings per share	$0.72	$0.68	$0.34	$0.40
Diluted earnings per share	$0.72	$0.68	$0.34	$0.40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 1, 2018, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of April 1, 2018.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for April 1, 2018 which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 2, 2018 (the “2018 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2018 Proxy Statement, no other portions of the 2018 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current executive officers, their ages and offices held, are set forth below:

Name	Age	Office
Patrick H. Hawkins	47	Chief Executive Officer and President
Jeffrey P. Oldenkamp	45	Vice President, Chief Financial Officer, and Treasurer
Richard G. Erstad	54	Vice President, General Counsel and Secretary
Thomas J. Keller	58	Vice President — Water Treatment Group
Steven D. Matthews II	47	Vice President — Operations
Theresa R. Moran	55	Vice President — Purchasing, Logistics and Sales Support
John R. Sevenich	60	Vice President — Industrial Group
Daniel J. Stauber	56	Vice President — Health and Nutrition

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

Jeffrey P. Oldenkamp joined Hawkins in May 2017 and assumed the role of Chief Financial Officer, Vice President and Treasurer in June 2017. Prior to joining Hawkins, Mr. Oldenkamp was with MTS Systems Corporation, a supplier of high-performance test systems and sensors, where he served as Chief Financial Officer since January 2015 and Vice President of Finance for the MTS Test business from January 2014 to January 2015, and with Nilfisk-Advance, Inc., a global manufacturer of professional cleaning equipment, where he served as Americas Operations Chief Financial Officer and Vice President from January 2012 to January 2014.

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

Theresa R. Moran has been our Vice President - Purchasing, Logistics and Sales Support since June 2017. Since joining the Company in 1981, Ms. Moran has served the Company in a variety of positions, including Administration Operations Manager from 1999 to 2007, Director - Process Improvement from 2007 until 2010 and most recently as Vice President - Quality and Support, a position she held from 2010 until her current role.

John R. Sevenich has been our Vice President - Industrial Group since May 2000. He was the Business Unit Manager of Manufacturing from 1998 to 2000 and was a Sales Representative with the Company from 1989 to 1998.

Daniel J. Stauber was named Vice President - Health and Nutrition in February 2018. He had held the position of Chief Brand Officer of Stauber since we acquired it in December 2015 until being named Vice President. Previously, he was Chief Executive Officer of Stauber from 1998 until our acquisition.

The disclosure under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2018 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
“Compensation of Executive Officers and Directors” of the 2018 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure under the headings “Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2018 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure under the headings “Election of Directors” and “Related Party Transactions” of the 2018 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure under the heading “Independent Registered Public Accounting Firm’s Fees” of the 2018 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at April 1, 2018 and April 2, 2017.

Consolidated Statements of Income for the fiscal years ended April 1, 2018, April 2, 2107 and April 3, 2016.

Consolidated Statements of Comprehensive Income for the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016.

Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016.

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

The following financial statement schedule for the fiscal years 2018, 2017 and 2016.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

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

101
Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended April 1, 2018, filed with the SEC on May 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at April 1, 2018 and April 2, 2017, (ii) the Consolidated Statements of Income for the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016, (v) Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016, and (iv) Notes to Consolidated Financial Statements.
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

HAWKINS, INC.

Date:	May 31, 2018	By	/s/ Patrick H. Hawkins
Patrick H. Hawkins, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on the date set forth beside their signature.

/s/ Patrick H. Hawkins	Date:	May 31, 2018
Patrick H. Hawkins, Chief Executive Officer and President (Principal Executive Officer) and Director

/s/ Jeffrey P. Oldenkamp	Date:	May 31, 2018
Jeffrey P. Oldenkamp, Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon	Date:	May 31, 2018
John S. McKeon, Director, Chairman of the Board

/s/ Daniel J. Stauber	Date:	May 31, 2018
Daniel J. Stauber, Director

/s/ Duane M. Jergenson	Date:	May 31, 2018
Duane M. Jergenson, Director

/s/ Daryl I. Skaar	Date:	May 31, 2018
Daryl I. Skaar, Director

/s/ James A. Faulconbridge	Date:	May 31, 2018
James A. Faulconbridge, Director

/s/ James T. Thompson	Date:	May 31, 2018
James T. Thompson, Director

/s/ Jeffrey L. Wright	Date:	May 31, 2018
Jeffrey L. Wright, Director

/s/ Mary J. Schumacher	Date:	May 31, 2018
Mary J. Schumacher, Director

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 1, 2018, APRIL 2, 2017 AND APRIL 3, 2016

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Year Ended April 1, 2018:
Allowance for doubtful accounts	468	509	—	35	942
Year Ended April 2, 2017:
Allowance for doubtful accounts	$602	$79	$—	$213	$468
Year Ended April 3, 2016:
Allowance for doubtful accounts	$445	$272	$—	$115	$602