Form 10-Q
period 2018-07-01
HAWKINS INC
filed 2018-08-02
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
Commission file number 0-7647

HAWKINS, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0771293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2381 ROSEGATE, ROSEVILLE, MINNESOTA 55113
(Address of principal executive offices, including zip code)

(612) 331-6910
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Non-Accelerated Filer	☐	Accelerated Filer	☒	Smaller Reporting Company	☐

						Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 27, 2018
Common Stock, par value $.05 per share	10,712,352

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	July 1, 2018	April 1, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,177	$4,990
Trade receivables — less allowance for doubtful accounts:
$970 as of July 1, 2018 and $942 as of April 1, 2018	67,938	63,507
Inventories	66,367	59,736
Income taxes receivable	—	2,643
Prepaid expenses and other current assets	3,461	4,106
Total current assets	142,943	134,982
PROPERTY, PLANT, AND EQUIPMENT:	239,863	238,165
Less accumulated depreciation	118,137	114,339
Net property, plant, and equipment	121,726	123,826
OTHER ASSETS:
Goodwill	58,440	58,440
Intangible assets, net	69,774	71,179
Other	3,832	2,564
Total other assets	132,046	132,183
Total assets	$396,715	$390,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$36,703	$33,424
Dividends payable	—	4,704
Accrued payroll and employee benefits	5,409	8,399
Income tax payable	776	—
Current portion of long-term debt	9,864	9,864
Container deposits	1,291	1,241
Other current liabilities	2,487	2,935
Total current liabilities	56,530	60,567
LONG-TERM DEBT, LESS CURRENT PORTION	90,796	90,762
PENSION WITHDRAWAL LIABILITY	5,565	5,646
DEFERRED INCOME TAXES	27,392	27,383
OTHER LONG-TERM LIABILITIES	4,153	4,386
Total liabilities	184,436	188,744
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,670,985 and 10,631,992 shares issued and outstanding as of July 1, 2018 and April 1, 2018, respectively	534	532
Additional paid-in capital	54,757	53,877
Retained earnings	156,365	147,242
Accumulated other comprehensive income	623	596
Total shareholders’ equity	212,279	202,247
Total liabilities and shareholders’ equity	$396,715	$390,991
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	July 1, 2018	July 2, 2017
Sales	$149,800	$133,731
Cost of sales	(121,343)	(107,732)
Gross profit	28,457	25,999
Selling, general and administrative expenses	(14,979)	(15,766)
Operating income	13,478	10,233
Interest expense, net	(936)	(750)
Income before income taxes	12,542	9,483
Income tax expense	(3,419)	(3,652)
Net income	$9,123	$5,831

Weighted average number of shares outstanding - basic	10,648,226	10,582,989
Weighted average number of shares outstanding - diluted	10,682,060	10,615,692

Basic earnings per share	$0.86	$0.55
Diluted earnings per share	$0.85	$0.55

Cash dividends declared per common share	$—	$—
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 1, 2018	July 2, 2017
Net income	$9,123	$5,831
Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap	27	(68)
Total comprehensive income	$9,150	$5,763
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 1, 2018	July 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,123	$5,831
Reconciliation to cash flows:
Depreciation and amortization	5,507	5,831
Amortization of debt issuance costs	34	34
Loss on deferred compensation assets	2	—
Stock compensation expense	470	409
Loss on property disposals	78	15
Changes in operating accounts providing (using) cash:
Trade receivables	(4,432)	(4,558)
Inventories	(6,631)	(14,303)
Accounts payable	3,536	(1,178)
Accrued liabilities	(3,708)	(3,599)
Income taxes	3,419	35
Other	(583)	(464)
Net cash provided by (used in) operating activities	6,815	(11,947)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,371)	(6,556)
Other	35	49
Net cash used in investing activities	(2,336)	(6,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,704)	(4,466)
New shares issued	677	704
Shares surrendered for payroll taxes	(265)	—
Net proceeds from revolver borrowings	2,500	20,000
Payments on term loan borrowings	(2,500)	(1,875)
Net cash (used in) provided by financing activities	(4,292)	14,363
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	187	(4,091)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,990	6,861
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,177	$2,770

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$—	$3,277
Cash paid for interest	$872	$683
Noncash investing activities - capital expenditures in accounts payable	$211	$296
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018, previously filed with the SEC. With the exception of our policy regarding revenue recognition (see Note 2), there has been no significant change in our accounting policies since the end of fiscal 2018.

The results of operations for the three months ended July 1, 2018 are not necessarily indicative of the results that may be expected for the full year.

References to fiscal 2018 refer to the fiscal year ended April 1, 2018 and references to fiscal 2019 refer to the fiscal year ending March 31, 2019.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet. This guidance will be effective for interim periods beginning after December 15, 2018 (our fiscal year ending March 30, 2020). While we are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our leases, the core principal of the guidance is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. As part of our assessment, we will need to determine the impact of lease extension provisions provided in our facility leases which will impact the amount of the right of use asset and lease liability recorded under the ASU.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, which provides accounting requirements for recognition of revenue from contracts with customers. We adopted the new standard effective April 2, 2018, and there was no impact to our financial position or results of operations. See Note 2 for disclosures required upon adoption of this new standard.

In January 2016, the FASB issued ASU 2016-01 which provides guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted the new standard effective April 2, 2018, and there was no impact to our financial position or results of operations.

Note 2 - Revenue

On April 2, 2018, we adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of April 2, 2018. Results for reporting periods beginning after April 2, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under Accounting Standards Codification (“ASC”) Topic 605.

Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. As a result, the application of ASU 2014-09 had no impact on our financial statement line items as compared with the guidance that was in effect before the change. Accordingly, the impact of adopting the standard resulted in no adjustment to accumulated retained earnings.

We disaggregate revenues from contracts with customers by both operating segments and types of product sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments.

The following table disaggregates external customer net sales by major revenue stream for the three months ended July 1, 2018:

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed products (1)	$13,725	$5,884	$30,179	$49,788
Specialty / Manufactured products (2)	58,842	34,525	4,055	97,422
Other	$1,451	$460	$679	2,590
Total external customer sales	$74,018	$40,869	$34,913	$149,800

(1)
For our Industrial and Water Treatment segments, this line includes our bulk products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities. For our Health and Nutrition segment, this line includes our non-manufactured distributed specialty products, which may be sold out of one of our facilities or direct shipped to our customers.

(2)
For our Industrial and Water Treatment segments, this line includes our non-bulk specialty products that we either manufacture, blend, repackage, resell in their original form, or direct ship to our customers in smaller quantities. For our Health and Nutrition segments, this line includes products manufactured in our facility.

Net sales include products and shipping charges, net of estimates for product returns and any related sales rebates. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. Our criteria for recording revenue is consistent between our operating segments and types of products sold. We recognize revenue upon transfer of control of the promised products to the customer, with revenue recognized at the point in time the customer obtains control of the products. In arrangements where product is shipped directly from the vendor to our customer, we act as the principal in the transaction as we direct the other party to provide the product to our customer on our behalf, take inventory risk, establish the selling price, and are exposed to credit risk for the collection of the invoiced amount. If there were circumstances where we were to manufacture products for customers that were unique to their specifications and we would be prohibited by contract to use the product for any alternate use, we would recognize revenue over time if all criteria were met. We have made a policy election to treat shipping costs for FOB shipping point sales as fulfillment costs. As such, we recognize revenue for all shipping charges, if applicable, at the same time we recognize revenue on the products delivered. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales rebates expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized in an amount estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying our estimates of discounts and volume rebates and adjusts its revenues accordingly.

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended
	July 1, 2018	July 2, 2017
Weighted-average common shares outstanding—basic	10,648,226	10,582,989
Dilutive impact of performance units and restricted stock	33,834	32,703
Weighted-average common shares outstanding—diluted	10,682,060	10,615,692

For each of the three months ended July 1, 2018 and July 2, 2017, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

Note 4 – Derivative Instruments

We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive income (net of tax) until income or loss from the cash flows of the hedged item is realized.

For the three months ended July 1, 2018, we recorded a nominal amount in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge described above. For the three months ended July 2, 2017 we recorded $0.1 million, in other comprehensive income related to unrealized losses (net of tax) on the cash flow hedge. Included in other long-term assets on our condensed consolidated balance sheet was $0.9 million as of July 1, 2018 and $0.8 million as of April 1, 2018 related to the cash flow hedge. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

The following table summarizes the balances of assets measured at fair value on a recurring basis as of July 1, 2018 and April 1, 2018.

 0

	July 1, 2018
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	855	—
Deferred compensation plan assets	$2,607	—	—

	April 1, 2018
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$819	—
Deferred compensation plan assets	1,392	$—	—

Note 6 – Inventories

Inventories at July 1, 2018 and April 1, 2018 consisted of the following:

	July 1, 2018	April 1, 2018
(In thousands)
Inventory (FIFO basis)	$72,284	$65,322
LIFO reserve	(5,917)	(5,586)
Net inventory	$66,367	$59,736

The FIFO value of inventories accounted for under the LIFO method was $49.5 million at July 1, 2018 and $44.0 million at April 1, 2018. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.3 million during the three months ended July 1, 2018 and increased $0.5 million during the three months ended July 2, 2017. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 7 – Goodwill and Intangible Assets

The carrying amount of goodwill was $58.4 million as of July 1, 2018 and April 1, 2018, of which $44.9 million was related to our Health and Nutrition segment.

A summary of our intangible assets as of July 1, 2018 and April 1, 2018 is as follows:

	July 1, 2018			April 1, 2018
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$78,383	$(13,542)	$64,841	$78,383	$(12,419)	$65,964
Trademarks and trade names	6,045	(2,664)	3,381	6,045	(2,490)	3,555
Other finite-life intangible assets	3,648	(3,323)	325	3,648	(3,215)	433
Total finite-life intangible assets	88,076	(19,529)	68,547	88,076	(18,124)	69,952
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(19,529)	$69,774	$89,303	$(18,124)	$71,179

Note 8 – Debt
Debt at July 1, 2018 and April 1, 2018 consisted of the following:

	July 1, 2018	April 1, 2018

(In thousands)
Senior secured term loan	$82,500	$85,000
Senior secured revolving loan	18,500	16,000
Total debt	101,000	101,000
Less: unamortized debt issuance costs	(340)	(374)
Total debt, net of debt issuance costs	100,660	100,626
Less: current portion of long-term debt	(9,864)	(9,864)
Total long-term debt	$90,796	$90,762

Note 9 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service. For state and local income tax jurisdictions, the tax years prior to our fiscal year ended March 29, 2015 are closed to examination, with few exceptions. Our effective tax rate for the three months ended July 1, 2018 was 27.3%, compared to an effective tax rate of 38.5% for the three months ended July 2, 2017. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. The decrease in the effective tax rate from the prior year resulted from impacts of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, which reduced the U.S. corporate tax rate from 35% to 21%, offset slightly by the elimination of the domestic manufacturing deduction.

Under GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted. As such, during the fiscal year-end ended April 1, 2018 we revalued our net deferred tax liabilities to reflect the impact of the Tax Act and recorded a one-time benefit of $13.9 million. Pursuant to ASU 2018-05 (regarding the application of ASC 740 associated with the enactment of the Tax Act), the tax benefit we recorded in fiscal year 2018 was provisional. The final impact of the Tax Act may differ due to and among other things, changes in interpretations, assumptions made by the Company and the issuance of additional guidance that may be provided. Specifically, no adjustment was recorded related to the impact of the Tax Act on state taxes, as we could not reasonably estimate the impact and do not expect any such impact to be material to our financial statements. There have been no changes to the provisional amounts recorded during fiscal 2018 in the three months ended July 1, 2018 and we have not finalized our accounting for the impact of the Tax Act.

As of July 1, 2018 and April 1, 2018, our balance sheet included a long-term liability for uncertain tax positions of $0.2 million, which arose from tax positions taken by Stauber on its tax returns for periods prior to our acquisition. Because the Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns, we have also recorded an offsetting, long-term receivable of $0.2 million as of July 1, 2018 and April 1, 2018. As a result, any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. We expect these uncertain income tax amounts to decrease through September 2019 as the applicable examination periods for the relevant taxing authorities expire.

Note 10 – Share-Based Compensation

Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2019 and fiscal 2018. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 69,936 shares in the aggregate for fiscal 2019. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the three months ended July 1, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	51,143	$45.39
Granted	7,818	31.35
Vested	(24,567)	43.10
Unvested at end of period	34,394	$36.70

We recorded compensation expense related to performance share units and restricted stock of $0.3 million and $0.2 million for the three months ended July 1, 2018 and July 2, 2017, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of July 1, 2018, there were 8,484 shares of restricted stock with a grant date fair value of $41.25 outstanding under this program. Compensation expense for the three months ended July 1, 2018 and July 2, 2017 related to restricted stock awards to the Board was $0.1 million.

Note 11 – Share Repurchase Program

Our board of directors has authorized the repurchase of up to 300,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. No shares were repurchased during the three months ended July 1, 2018 or during fiscal 2018. As of July 1, 2018, 112,546 shares remained available to be repurchased under the share repurchase program.

Note 12 – Litigation, Commitments and Contingencies

Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation. During the fourth quarter of fiscal 2018, we recorded a liability of $0.6 million related to estimated remediation expenses associated with existing trichloroethylene contamination at our Minneapolis facility. The liability is not discounted as management expects to incur these expenses during fiscal 2019. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expenses related to remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact. No adjustment was made to the liability during the three months ended July 1, 2018.

Note 13 – Segment Information

We have three reportable segments: Industrial, Water Treatment, and Health and Nutrition. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our fiscal 2018 Annual Report on Form 10-K.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended July 1, 2018:
Sales	$74,018	$40,869	$34,913	$149,800
Gross profit	10,443	11,437	6,577	28,457
Selling, general, and administrative expenses	5,487	5,101	4,391	14,979
Operating income	4,956	6,336	2,186	13,478
Three months ended July 2, 2017:
Sales	$64,027	$38,224	$31,480	$133,731
Gross profit	8,973	11,203	5,823	25,999
Selling, general, and administrative expenses	5,756	5,257	4,753	15,766
Operating income	3,217	5,946	1,070	10,233

No significant changes to identifiable assets by segment occurred during the three months ended July 1, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended July 1, 2018 as compared to the similar period ended July 2, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 1, 2018 (“fiscal 2018”). References to “fiscal 2019” refer to the fiscal year ending March 31, 2019.
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

Financial Results

We focus on total profitability dollars when evaluating our financial results as opposed to profitability as a percentage of sales, as sales dollars tend to fluctuate, particularly in our Industrial and Water Treatment segments, as raw material costs rise and fall. The costs for certain of our raw materials can rise or fall rapidly, causing fluctuations in gross profit as a percentage of sales.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended
	July 1, 2018	July 2, 2017
Sales	100.0%	100.0%
Cost of sales	(81.0)%	(80.6)%
Gross profit	19.0%	19.4%
Selling, general and administrative expenses	(10.0)%	(11.8)%
Operating income	9.0%	7.6%
Interest expense, net	(0.6)%	(0.6)%
Income before income taxes	8.4%	7.0%
Income tax benefit (expense)	(2.3)%	(2.7)%
Net income	6.1%	4.3%

Three Months Ended July 1, 2018 Compared to Three Months Ended July 2, 2017
Sales
Sales increased $16.1 million, or 12.0%, to $149.8 million for the three months ended July 1, 2018, as compared to $133.7 million for the same period of the prior year.
Industrial Segment. Industrial segment sales increased $10.0 million, or 15.6%, to $74.0 million for the three months ended July 1, 2018, as compared to $64.0 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 19% of sales dollars for the three months ended July 1, 2018 and 18% of sales dollars for the same period in the prior year. While sales volumes were relatively flat compared to a year ago, sales dollars increased due to a product mix shift to more sales of certain specialty products that carry higher per-unit selling prices, as well as increased selling prices on certain products as a result of increased raw material costs.
Water Treatment Segment. Water Treatment segment sales increased $2.6 million, or 6.9%, to $40.9 million for the three months ended July 1, 2018, as compared to $38.2 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 15% of sales dollars for the three months ended July 1, 2018 and 13% of sales dollars for the same period in the prior year. Sales dollars increased as a result of increased sales volumes across the majority of our bulk and specialty product lines.
Health & Nutrition Segment. Health and Nutrition segment sales increased $3.4 million, or 10.9%, to $34.9 million for the three months ended July 1, 2018, as compared to $31.5 million the same period of the prior year. Sales of our distributed products increased compared to a year ago, offset slightly by a decline in sales of our manufactured products.
Gross Profit
Gross profit was $28.5 million, or 19.0% of sales, for the three months ended July 1, 2018, an increase of $2.5 million from $26.0 million, or 19.4% of sales, for the same period of the prior year. As a result of projected year-end raw material cost and on-hand quantity estimates, the LIFO reserve increased and gross profits decreased by $0.3 million in the current year and $0.5 million in the prior year. Gross profit was positively impacted by improved pricing, increased sales and a favorable product mix shift.
Industrial Segment. Gross profit for the Industrial segment increased $1.5 million to $10.4 million, or 14.1% of sales, for the three months ended July 1, 2018, as compared to $9.0 million, or 14.0% of sales, for the same period of the prior year. As a result of projected raw material cost increases, the LIFO reserve increased and gross profits decreased by $0.3 million in the current year. In the prior year, as a result of projected raw material cost and on-hand quantity increases, the LIFO reserve increased and gross profits decreased by $0.4 million. The overall increase in gross profit was due to improved pricing on certain products and a favorable product mix shift.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.2 million to $11.4 million, or 28.0% of sales, for the three months ended July 1, 2018, as compared to $11.2 million, or 29.3% of sales, for the same period of the prior year. Gross profit increased as a result of higher sales compared to a year ago.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $0.8 million to $6.6 million, or 18.8% of sales, for the three months ended July 1, 2018, as compared to $5.8 million, or 18.5% of sales, for the same period of the prior year. Gross profit increased as a result of lower operating costs and higher sales compared to the same period a year ago.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $15.0 million, or 10.0% of sales, for the three months ended July 1, 2018, a decrease of $0.8 million from $15.8 million, or 11.8% of sales, for the same period of the prior year. SG&A costs decreased as a result of management efforts to control costs.
Operating Income
Operating income was $13.5 million, or 9.0% of sales, for the three months ended July 1, 2018, as compared to $10.2 million, or 7.6% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $0.9 million for the three months ended July 1, 2018 compared to $0.8 million for the same period of the prior year. Although our total average outstanding debt for the current quarter was lower than a year ago, higher interest rates resulted in higher interest expense.
Income Tax Provision

Our effective income tax rate was 27.3% for the three months ended July 1, 2018 compared to 38.5% for the three months ended July 2, 2017. The decrease in our effective tax rate was due primarily to the lower federal rate as a result of the U.S. Tax Cuts and Jobs Act of 2017, offset slightly by the elimination of the domestic manufacturing deduction. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash was $5.2 million at July 1, 2018, an increase of $0.2 million as compared with the $5.0 million available as of April 1, 2018.
Cash provided by operating activities was $6.8 million for the three months ended July 1, 2018, compared to cash used in operating activities of $11.9 million for the same period of the prior year. The year-over-year increase in cash provided by operating activities was primarily driven by a lower first quarter increase in inventory dollars in the current quarter as compared to a year ago, favorable timing of payments on accounts payable, and improved operating income. The large first quarter increase in inventory dollars in the first three months of the prior fiscal year was primarily due to an increase in on-hand inventory, along with an increase in the per-unit cost, of one of our major commodities. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Cash used in investing activities was $2.3 million for the three months ended July 1, 2018, compared to $6.5 million for the same period of the prior year. Capital expenditures were $2.4 million for the three months ended July 1, 2018, compared to $6.6 million in the same period of the prior year. Included in capital expenditures for the first three months of fiscal 2019 was $1.4 million related to facility improvements, replacement equipment, new and replacement containers, and Water Treatment trucks and $0.4 million related to business expansion, inventory storage, and process improvements.
Cash used in financing activities was $4.3 million for the three months ended July 1, 2018, compared to cash provided by financing activities of $14.4 million in the same period of the prior year. Included in financing activities in the current quarter were dividend payments of $4.7 million, a debt repayment on our Term Loan Facility (as defined below) of $2.5 million, offset by net borrowings on our Revolving Loan Facility (as defined below) of $2.5 million. In the first three months of the prior year, we made dividend payments of $4.5 million, debt repayments on our Term Loan Facility of $1.9 million, and net borrowing of $20.0 million on our Revolving Loan Facility to fund working capital requirements.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

We have a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured credit facilities (the “Credit Facility”) totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility (the “Term Loan Facility”) and a $65.0 million senior secured revolving loan credit facility (the “Revolving Loan Facility”). The Term Loan facility requires mandatory quarterly repayments, with the balance due at maturity. The Revolving Loan Facility includes a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Credit Facility is scheduled to terminate on December 23, 2020. The Credit Facility is secured by substantially all of our personal property assets and those of our subsidiaries.
Borrowings under the Credit Facility bear interest at a variable rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At July 1, 2018, the effective interest rate on our borrowings was 3.0%.

We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement began September 1, 2017 and will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is 0.25% to 0.3%, depending on our leverage ratio.
Debt issuance costs of $0.7 million were paid to the lenders and are being amortized as interest expense over the term of the credit facility. As of July 1, 2018, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of July 1, 2018, we were in compliance with all required covenants.
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
Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended April 1, 2018.
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. We intend words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Credit Facility. A 25 basis point change in interest rates would potentially increase or decrease our annual interest expense by approximately $0.1 million. In the second quarter of fiscal 2017, we entered into an interest rate swap that converts a portion of our variable-rate debt into a fixed-rate obligation. The swap agreement began September 1, 2017 and will end concurrently with the expiration of our Credit Facility on December 23, 2020. The notional amount of the swap agreement is $40 million from September 1, 2017 through August 31, 2018, $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

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
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had the following share repurchase activity in the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs (2)
4/2/2018-4/29/2018	8,105	$32.75	—	112,546
4/30/2018-5/27/2018	—	—	—	112,546
5/28/2018-7/1/2018	—	—	—	112,546
Total	8,105	—	—

(1) The shares of common stock reported represent shares that were surrendered to us by stock plan participants to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards and are not shares purchased under the Board of Directors authorization described above.

(2) In May 2014, we announced that our Board of Directors had authorized the repurchase of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not purchase any shares of our common stock during the three months ended July 1, 2018.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 1, 2018 filed with the SEC on August 1, 2018 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at July 1, 2018 and April 1, 2018, (ii) the Condensed Consolidated Statements of Income for the three months ended July 1, 2018 and July 2, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended July 1, 2018 and July 2, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended July 1, 2018 and July 2, 2017, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: August 1, 2018