Form 10-Q
period 2018-09-30
HAWKINS INC
filed 2018-10-31
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 26, 2018
Common Stock, par value $.05 per share	10,720,704

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 30, 2018	April 1, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,039	$4,990
Trade receivables — less allowance for doubtful accounts:
$670 as of September 30, 2018 and $942 as of April 1, 2018	66,370	63,507
Inventories	67,771	59,736
Income taxes receivable	—	2,643
Prepaid expenses and other current assets	1,686	4,106
Total current assets	139,866	134,982
PROPERTY, PLANT, AND EQUIPMENT:	241,017	238,165
Less accumulated depreciation	121,665	114,339
Net property, plant, and equipment	119,352	123,826
OTHER ASSETS:
Goodwill	58,440	58,440
Intangible assets, net	68,369	71,179
Other	3,769	2,564
Total other assets	130,578	132,183
Total assets	$389,796	$390,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$35,482	$33,424
Dividends payable	—	4,704
Accrued payroll and employee benefits	8,739	8,399
Income tax payable	709	—
Current portion of long-term debt	9,864	9,864
Container deposits	1,283	1,241
Other current liabilities	2,745	2,935
Total current liabilities	58,822	60,567
LONG-TERM DEBT, LESS CURRENT PORTION	75,830	90,762
PENSION WITHDRAWAL LIABILITY	5,482	5,646
DEFERRED INCOME TAXES	27,387	27,383
OTHER LONG-TERM LIABILITIES	4,501	4,386
Total liabilities	172,022	188,744
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,679,469 and 10,631,992 shares issued and outstanding as of September 30, 2018 and April 1, 2018, respectively	534	532
Additional paid-in capital	55,270	53,877
Retained earnings	161,362	147,242
Accumulated other comprehensive income	608	596
Total shareholders’ equity	217,774	202,247
Total liabilities and shareholders’ equity	$389,796	$390,991
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Sales	$145,324	$125,395	$295,124	$259,126
Cost of sales	(119,552)	(101,280)	(240,895)	(209,012)
Gross profit	25,772	24,115	54,229	50,114
Selling, general and administrative expenses	(14,941)	(14,828)	(29,920)	(30,594)
Operating income	10,831	9,287	24,309	19,520
Interest expense, net	(733)	(816)	(1,669)	(1,566)
Income before income taxes	10,098	8,471	22,640	17,954
Income tax expense	(2,689)	(3,261)	(6,108)	(6,913)
Net income	$7,409	$5,210	$16,532	$11,041

Weighted average number of shares outstanding - basic	10,675,833	10,605,629	10,662,210	10,594,309
Weighted average number of shares outstanding - diluted	10,719,059	10,650,585	10,714,381	10,641,731

Basic earnings per share	$0.69	$0.49	$1.55	$1.04
Diluted earnings per share	$0.69	$0.49	$1.54	$1.04

Cash dividends declared per common share	$0.225	$0.440	$0.225	$0.440
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income	$7,409	$5,210	$16,532	$11,041
Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap	(15)	5	12	(63)
Total comprehensive income	$7,394	$5,215	$16,544	$10,978
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	September 30, 2018	October 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,532	$11,041
Reconciliation to cash flows:
Depreciation and amortization	11,005	11,350
Amortization of debt issuance costs	68	68
Gain on deferred compensation assets	(76)	(45)
Stock compensation expense	984	847
Loss on property disposals	68	8
Changes in operating accounts providing (using) cash:
Trade receivables	(2,891)	(1,911)
Inventories	(8,035)	(14,686)
Accounts payable	2,372	(2,725)
Accrued liabilities	316	(80)
Income taxes	3,351	253
Other	1,161	355
Net cash provided by operating activities	24,855	4,475
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,211)	(13,174)
Other	109	125
Net cash used in investing activities	(4,102)	(13,049)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,116)	(4,466)
New shares issued	677	704
Shares surrendered for payroll taxes	(265)	—
Net (payments on) proceeds from revolver borrowings	(10,000)	13,000
Payments on term loan borrowings	(5,000)	(3,750)
Net cash (used in) provided by financing activities	(21,704)	5,488
NET DECREASE IN CASH AND CASH EQUIVALENTS	(951)	(3,086)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,990	6,861
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,039	$3,775

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,757	$6,323
Cash paid for interest	$1,650	$1,490
Noncash investing activities - capital expenditures in accounts payable	$154	$727
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

The results of operations for the six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

The following table disaggregates external customer net sales by major revenue stream for the three and six months ended September 30, 2018:

	Three Months Ended September 30, 2018
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed products (1)	$14,532	$5,826	$29,624	$49,982
Specialty / Manufactured products (2)	53,610	36,414	3,455	93,479
Other	1,260	$473	$130	1,863
Total external customer sales	$69,402	$42,713	$33,209	$145,324

	Six Months Ended September 30, 2018
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed products (1)	$28,257	$11,710	$60,301	$100,268
Specialty / Manufactured products (2)	112,461	70,967	7,599	191,027
Other	2,702	$905	$222	3,829
Total external customer sales	$143,420	$83,582	$68,122	$295,124

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

Net sales include products and shipping charges, net of estimates for product returns and any related sales rebates. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. Our criteria for recording revenue is consistent between our operating segments and types of products sold. We recognize revenue upon transfer of control of the promised products to the customer, with revenue recognized at the point in time the customer obtains control of the products. In arrangements where product is shipped directly from the vendor to our customer, we act as the principal in the transaction as we direct the other party to provide the product to our customer on our behalf, take inventory risk, establish the selling price, and are exposed to credit risk for the collection of the invoiced amount. If there were circumstances where we were to manufacture products for customers that were unique to their specifications and we would be prohibited by contract to use the product for any alternate use, we would recognize revenue over time if all criteria were met. We have made a policy election to treat shipping costs for FOB shipping point sales as fulfillment costs. As such, we recognize revenue for all shipping charges, if applicable, at the same time we recognize revenue on the products delivered. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales rebates expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized in an amount estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying our estimates of discounts and volume rebates and adjusts revenues accordingly.

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Weighted-average common shares outstanding—basic	10,675,833	10,605,629	10,662,210	10,594,309
Dilutive impact of performance units and restricted stock	43,226	44,956	52,171	47,422
Weighted-average common shares outstanding—diluted	10,719,059	10,650,585	10,714,381	10,641,731

For each of the three and six months ended September 30, 2018 and October 1, 2017, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

Note 4 – Derivative Instruments

We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement was $40 million from September 1, 2017 through August 31, 2018, and is $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive income (net of tax) until income or loss from the cash flows of the hedged item is realized.

For both the three and six months ended September 30, 2018, we recorded a nominal amount, in other comprehensive income related to unrealized gains (losses) (net of tax) on the cash flow hedge described above. For the three months ended October 1, 2017 we recorded a nominal amount, in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. For the six months ended October 1, 2017 we recorded $0.1 million, in other comprehensive income related to unrealized losses (net of tax) on the cash flow hedge. Included in other long-term assets on our condensed consolidated balance sheet was $0.8 million as of September 30, 2018 and April 1, 2018 related to the cash flow hedge. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

The following table summarizes the balances of assets measured at fair value on a recurring basis as of September 30, 2018 and April 1, 2018.
 0

	September 30, 2018
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$835	—
Deferred compensation plan assets	$2,655	—	—

	April 1, 2018
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$819	—
Deferred compensation plan assets	$1,392	$—	—

Note 6 – Inventories

Inventories at September 30, 2018 and April 1, 2018 consisted of the following:

	September 30, 2018	April 1, 2018
(In thousands)
Inventory (FIFO basis)	$73,830	$65,322
LIFO reserve	(6,059)	(5,586)
Net inventory	$67,771	$59,736

The FIFO value of inventories accounted for under the LIFO method was $51.3 million at September 30, 2018 and $44.0 million at April 1, 2018. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased $0.1 million during the three months ended September 30, 2018 and increased $0.2 million during the three months ended October 1, 2017. During the six months ended September 30, 2018, the LIFO reserve increased $0.5 million and increased $0.7 million during the six months ended October 1, 2017. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 7 – Goodwill and Intangible Assets

The carrying amount of goodwill was $58.4 million as of September 30, 2018 and April 1, 2018, of which $44.9 million was related to our Health and Nutrition segment.

A summary of our intangible assets as of September 30, 2018 and April 1, 2018 is as follows:

	September 30, 2018			April 1, 2018
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$78,383	$(14,665)	$63,718	$78,383	$(12,419)	$65,964
Trademarks and trade names	6,045	(2,839)	3,206	6,045	(2,490)	3,555
Other finite-life intangible assets	3,648	(3,430)	218	3,648	(3,215)	433
Total finite-life intangible assets	88,076	(20,934)	67,142	88,076	(18,124)	69,952
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(20,934)	$68,369	$89,303	$(18,124)	$71,179

Note 8 – Debt
Debt at September 30, 2018 and April 1, 2018 consisted of the following:

	September 30, 2018	April 1, 2018

(In thousands)
Senior secured term loan	$80,000	$85,000
Senior secured revolving loan	6,000	16,000
Total debt	86,000	101,000
Less: unamortized debt issuance costs	(306)	(374)
Total debt, net of debt issuance costs	85,694	100,626
Less: current portion of long-term debt	(9,864)	(9,864)
Total long-term debt	$75,830	$90,762

Note 9 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service. For state and local income tax jurisdictions, the tax years prior to our fiscal year ended March 29, 2015 are closed to examination, with few exceptions. Our effective tax rate for the six months ended September 30, 2018 was 27.0%, compared to an effective tax rate of 38.5% for the six months ended October 1, 2017. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. The decrease in the effective tax rate from the prior year resulted from impacts of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, which reduced the U.S. corporate tax rate from 35% to 21%, offset slightly by the elimination of the domestic manufacturing deduction.

Under GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted. As such, during the fiscal year-end ended April 1, 2018 we revalued our net deferred tax liabilities to reflect the impact of the Tax Act and recorded a one-time benefit of $13.9 million. Pursuant to ASU 2018-05 (regarding the application of ASC 740 associated with the enactment of the Tax Act), the tax benefit we recorded in fiscal year 2018 was provisional. The final impact of the Tax Act may differ due to and among other things, changes in interpretations, assumptions made by the Company and the issuance of additional guidance that may be provided. Specifically, no adjustment was recorded related to the impact of the Tax Act on state taxes, as we could not reasonably estimate the impact and do not expect any such impact to be material to our financial statements. There have been no changes to the provisional amounts recorded during fiscal 2018 in the six months ended September 30, 2018 and we have not finalized our accounting for the impact of the Tax Act.

As of September 30, 2018 and April 1, 2018, our balance sheet included a long-term liability for uncertain tax positions of $0.1 million and $0.2 million, respectively, which arose from tax positions taken by Stauber on its tax returns for periods prior to our acquisition. Because the Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns, we have also recorded an offsetting, long-term receivable of $0.1 million as of September 30, 2018 and $0.2 million as of April 1, 2018. As a result, any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. We expect these uncertain income tax amounts to decrease through September 2019 as the applicable examination periods for the relevant taxing authorities expire.

Note 10 – Share-Based Compensation

Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2019 and fiscal 2018. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 69,252 shares in the aggregate for fiscal 2019. The restricted shares issued will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the six months ended September 30, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	51,143	$45.39
Granted	7,818	31.35
Vested	(24,567)	43.10
Forfeited or expired	(1,511)	47.50
Unvested at end of period	32,883	$43.66

We recorded compensation expense related to performance share units and restricted stock of $0.3 million and $0.6 million for the three and six months ended September 30, 2018, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.3 million and $0.5 million for the three and six months ended October 1, 2017, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of September 30, 2018, there were 8,352 shares of restricted stock with a grant date fair value of $35.90 outstanding under this program. Compensation expense for both the three months ended September 30, 2018 and October 1, 2017 related to restricted stock awards to the Board was $0.1 million. Compensation expense for both the six months ended September 30, 2018 and October 1, 2017 related to restricted stock awards to the Board was $0.2 million.

Note 11 – Share Repurchase Program

Our board of directors has authorized the repurchase of up to 300,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. No shares were repurchased during the six months ended September 30, 2018 or during fiscal 2018. As of September 30, 2018, 112,546 shares remained available to be repurchased under the share repurchase program.

Note 12 – Litigation, Commitments and Contingencies

Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation. During the fourth quarter of fiscal 2018, we recorded a liability of $0.6 million related to estimated remediation expenses associated with existing contamination at our Minneapolis facility. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expenses related to remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact. No adjustment was made to the liability during the six months ended September 30, 2018.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended September 30, 2018:
Sales	$69,402	$42,713	$33,209	$145,324
Gross profit	8,328	11,710	5,734	25,772
Selling, general, and administrative expenses	5,790	5,055	4,096	14,941
Operating income	2,538	6,655	1,638	10,831
Three months ended October 1, 2017:
Sales	$58,689	$38,217	$28,489	$125,395
Gross profit	8,308	11,028	4,779	24,115
Selling, general, and administrative expenses	5,295	5,042	4,491	14,828
Operating income	3,013	5,986	288	9,287
Six months ended September 30, 2018:
Sales	$143,420	$83,582	$68,122	$295,124
Gross profit	18,771	23,147	12,311	54,229
Selling, general and administrative expenses	11,277	10,156	8,487	29,920
Operating income	7,494	12,991	3,824	24,309
Six months ended October 1, 2017:
Sales	$122,716	$76,441	$59,969	$259,126
Gross profit	17,281	22,231	10,602	50,114
Selling, general and administrative expenses	11,051	10,299	9,244	30,594
Operating income	6,230	11,932	1,358	19,520

No significant changes to identifiable assets by segment occurred during the six months ended September 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2018 as compared to the similar periods ended October 1, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 1, 2018 (“fiscal 2018”). References to “fiscal 2019” refer to the fiscal year ending March 31, 2019.
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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Six months ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(82.3)%	(80.8)%	(81.6)%	(80.7)%
Gross profit	17.7%	19.2%	18.4%	19.3%
Selling, general and administrative expenses	(10.3)%	(11.8)%	(10.1)%	(11.8)%
Operating income	7.4%	7.4%	8.3%	7.5%
Interest expense, net	(0.5)%	(0.7)%	(0.6)%	(0.6)%
Income before income taxes	6.9%	6.7%	7.7%	6.9%
Income tax expense	(1.9)%	(2.6)%	(2.1)%	(2.7)%
Net income	5.0%	4.1%	5.6%	4.2%

Three Months Ended September 30, 2018 Compared to Three Months Ended October 1, 2017
Sales
Sales increased $19.9 million, or 15.9%, to $145.3 million for the three months ended September 30, 2018, as compared to $125.4 million for the same period of the prior year.
Industrial Segment. Industrial segment sales increased $10.7 million, or 18.3%, to $69.4 million for the three months ended September 30, 2018, as compared to $58.7 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 21% of sales dollars for the three months ended September 30, 2018 and 19% of sales dollars for the same period in the prior year. Sales dollars increased compared to a year ago due to increased volumes, in particular certain specialty products that carry higher per-unit selling prices, as well as increased selling prices on certain products as a result of increased raw material costs.
Water Treatment Segment. Water Treatment segment sales increased $4.5 million, or 11.8%, to $42.7 million for the three months ended September 30, 2018, as compared to $38.2 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 14% of sales dollars for the three months ended September 30, 2018 and for the same period in the prior year. Sales dollars increased as a result of increased sales volumes across many product lines.
Health & Nutrition Segment. Health and Nutrition segment sales increased $4.7 million, or 16.6%, to $33.2 million for the three months ended September 30, 2018, as compared to $28.5 million the same period of the prior year. The increase in sales was driven by increased sales of distributed specialty products compared to a year ago.
Gross Profit
Gross profit was $25.8 million, or 17.7% of sales, for the three months ended September 30, 2018, an increase of $1.7 million from $24.1 million, or 19.2% of sales, for the same period of the prior year. As a result of projected year-end raw material cost and on-hand quantity estimates, the LIFO reserve increased and gross profits decreased by $0.1 million during the three months ended September 30, 2018 and by $0.2 million in same period of the prior year.
Industrial Segment. Gross profit for the Industrial segment was $8.3 million, or 12.0% of sales, for the three months ended September 30, 2018, as compared to $8.3 million, or 14.2% of sales, for the same period of the prior year. As a result of projected raw material cost and on-hand volume increases, the LIFO reserve increased and gross profits decreased by $0.1 million during the second quarter of the current year and $0.2 million during the second quarter of the prior year. In spite of increased sales, gross profit was flat compared to the prior year. This was due in large part to an increase in operational overhead costs, primarily as a result of unplanned repair and maintenance costs. Gross profit was also negatively impacted by rising fuel costs and other increased transportation costs through rate increases implemented by some of our carriers. In addition, gross profit as a percentage of sales decreased as a result of higher selling prices due to increased raw material costs.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.7 million to $11.7 million, or 27.4% of sales, for the three months ended September 30, 2018, as compared to $11.0 million, or 28.9% of sales, for the same period of the prior year. Gross profit increased as a result of higher sales volumes compared to a year ago, offset in part by an increase in certain variable operating costs and higher transportation costs, partially due to rising fuel costs.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $1.0 million to $5.7 million, or 17.3% of sales, for the three months ended September 30, 2018, as compared to $4.8 million, or 16.8% of sales, for the same period of the prior year. Gross profit increased as a result of the combined impact of higher sales and lower operating costs compared to the same period a year ago.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $14.9 million, or 10.3% of sales, for the three months ended September 30, 2018, an increase of $0.1 million from $14.8 million, or 11.8% of sales, for the same period of the prior year. SG&A costs increased slightly, with increases in certain variable expenses largely offset by cost decreases resulting from management’s efforts to control costs.
Operating Income
Operating income was $10.8 million, or 7.4% of sales, for the three months ended September 30, 2018, as compared to $9.3 million, or 7.4% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $0.7 million for the three months ended September 30, 2018 compared to $0.8 million for the same period of the prior year. The decrease in interest expense was driven by lower levels of outstanding debt partially offset by higher interest rates.
Income Tax Provision

Our effective income tax rate was 26.6% for the three months ended September 30, 2018 compared to 38.5% for the three months ended October 1, 2017. The decrease in our effective tax rate was due primarily to the lower federal rate as a result of the U.S. Tax Cuts and Jobs Act of 2017, offset slightly by the elimination of the domestic manufacturing deduction. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Six Months Ended September 30, 2018 Compared to Six Months Ended October 1, 2017
Sales
Sales increased $36.0 million, or 13.9%, to $295.1 million for the six months ended September 30, 2018, as compared to $259.1 million for the same period of the prior year.
Industrial Segment. Industrial segment sales increased $20.7 million, or 16.9%, to $143.4 million for the six months ended September 30, 2018, as compared to $122.7 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 20% of sales dollars for the six months ended September 30, 2018 and 19% of sales dollars for the same period in the prior year. Sales dollars increased compared to a year ago due to increased volumes, in particular certain specialty products that carry higher per-unit selling prices, as well as increased selling prices on certain products as a result of increased raw material costs.
Water Treatment Segment. Water Treatment segment sales increased $7.1 million, or 9.3%, to $83.6 million for the six months ended September 30, 2018, as compared to $76.4 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 14% of sales dollars for the six months ended September 30, 2018 and for the same period in the prior year. Sales dollars increased as a result of increased sales volumes across many product lines.
Health & Nutrition Segment. Health and Nutrition segment sales increased $8.2 million, or 13.6%, to $68.1 million for the six months ended September 30, 2018, as compared to $60.0 million the same period of the prior year, as a result of increased sales of distributed specialty products compared to a year ago.
Gross Profit
Gross profit was $54.2 million, or 18.4% of sales, for the six months ended September 30, 2018, an increase of $4.1 million from $50.1 million, or 19.3% of sales, for the same period of the prior year. As a result of projected year-end raw material cost and on-hand quantity estimates, the LIFO reserve increased and gross profits decreased by $0.5 million in the six months ended September 30, 2018 and by $0.7 million in the same period of the prior year.
Industrial Segment. Gross profit for the Industrial segment was $18.8 million, or 13.1% of sales, for the six months ended September 30, 2018, as compared to $17.3 million, or 14.1% of sales, for the same period of the prior year. As a result of projected raw material cost and on-hand volume increases, the LIFO reserve increased and gross profits decreased by $0.4 million during the six months ended September 30, 2018 and by $0.6 million during the first six months of the prior year. The increase in gross profit dollars was due to improved pricing on certain products and a favorable product mix shift, offset somewhat by an increase in operational overhead costs driven largely by unplanned repair and maintenance costs and severance costs, as well as rising fuel costs and increased transportation costs. Gross profit as a percentage of sales decreased as a result of higher selling prices due to increased raw material costs.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.9 million to $23.1 million, or 27.7% of sales, for the six months ended September 30, 2018, as compared to $22.2 million, or 29.1% of sales, for the same period of the prior year. As a result of projected raw material cost increases, the LIFO reserve increased and gross profits decreased by $0.1 million during the six months ended September 30, 2018 and the comparable period of the prior year. Gross profit increased as a result of higher sales volumes compared to a year ago, offset in part by an increase in certain variable operating costs and higher transportation costs, partially due to rising fuel costs.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $1.7 million to $12.3 million, or 18.1% of sales, for the six months ended September 30, 2018, as compared to $10.6 million, or 17.7% of sales, for the same period of the prior year. Gross profit increased as a result of the combined impact of higher sales and lower operating costs compared to the same period a year ago.
Selling, General and Administrative Expenses
SG&A expenses were $29.9 million, or 10.1% of sales, for the six months ended September 30, 2018, a decrease of $0.7 million from $30.6 million, or 11.8% of sales, for the same period of the prior year. The decrease in SG&A costs resulted from management’s efforts to control costs, offset somewhat by increases in certain variable expenses.
Operating Income
Operating income was $24.3 million, or 8.3% of sales, for the six months ended September 30, 2018, as compared to $19.5 million, or 7.5% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense was $1.7 million for the six months ended September 30, 2018 compared to $1.6 million for the same period of the prior year. The increase in interest expense was driven by higher interest rates as compared to a year ago, offset somewhat by lower levels of outstanding debt.
Income Tax Provision

Our effective income tax rate was 27.0% for the six months ended September 30, 2018 compared to 38.5% for the six months ended October 1, 2017. The decrease in our effective tax rate was due primarily to the lower federal rate as a result of the U.S. Tax Cuts and Jobs Act of 2017, offset slightly by the elimination of the domestic manufacturing deduction. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Liquidity and Capital Resources
Cash was $4.0 million at September 30, 2018, a decrease of $1.0 million as compared with the $5.0 million available as of April 1, 2018.
Cash provided by operating activities was $24.9 million for the six months ended September 30, 2018, compared to cash provided by operating activities of $4.5 million for the same period of the prior year. The year-over-year increase in cash provided by operating activities was primarily driven by a lower increase in inventory dollars in the first half of fiscal 2019 as compared to a year ago, favorable timing of payments on accounts payable, and improved operating income. The large increase in inventory dollars in the first six months of the prior fiscal year was primarily due to an increase in on-hand inventory, along with an increase in the per-unit cost, of one of our major commodities. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Cash used in investing activities was $4.1 million for the six months ended September 30, 2018, compared to $13.0 million for the same period of the prior year. Capital expenditures were $4.2 million for the six months ended September 30, 2018, compared to $13.2 million in the same period of the prior year. The decrease in current year capital expenditures is related to the timing of capital projects. Included in capital expenditures for the first six months of fiscal 2019 was $2.1 million related to facility improvements, replacement equipment, new and replacement containers, and Water Treatment trucks and $0.5 million related to business expansion, inventory storage, and process improvements.
Cash used in financing activities was $21.7 million for the six months ended September 30, 2018, compared to cash provided by financing activities of $5.5 million in the same period of the prior year. Included in financing activities in the current year were dividend payments of $7.1 million, debt repayments on our Term Loan Facility (as defined below) of $5.0 million, and net payments on our Revolving Loan Facility (as defined below) of $10 million. In the first six months of the prior year, we made dividend payments of $4.5 million, debt repayments on our Term Loan Facility of $3.8 million, and net borrowing of $13.0 million on our Revolving Loan Facility to fund working capital requirements.

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
Borrowings under the Credit Facility bear interest at a variable rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin is either 0.125%, 0.25% or 0.5%, depending on our leverage ratio. At September 30, 2018, the effective interest rate on our borrowings was 2.9%.
We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement began September 1, 2017 and will terminate concurrently with the expiration of our credit facility on December 23, 2020. The notional amount of the swap agreement was $40 million from September 1, 2017 through August 31, 2018, and is $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.
In addition to paying interest on the outstanding principal under the Credit Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is 0.25% to 0.3%, depending on our leverage ratio.
Debt issuance costs of $0.7 million were paid to the lenders and are being amortized as interest expense over the term of the credit facility. As of September 30, 2018, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of September 30, 2018, we were in compliance with all required covenants.
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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Credit Facility. A 25 basis point change in interest rates would potentially increase or decrease our annual interest expense by approximately $0.1 million. In the second quarter of fiscal 2017, we entered into an interest rate swap that converts a portion of our variable-rate debt into a fixed-rate obligation. The swap agreement began September 1, 2017 and will end concurrently with the expiration of our Credit Facility on December 23, 2020. The notional amount of the swap agreement was $40 million from September 1, 2017 through August 31, 2018 and is $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

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
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2014, our Board of Directors authorized the repurchase of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not purchase any shares of our common stock during the three months ended September 30, 2018. As of September 30, 2018 112,546 shares remained available to be repurchased under the share repurchase program.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 30, 2018 filed with the SEC on October 31, 2018 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at September 30, 2018 and April 1, 2018, (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 30, 2018 and October 1, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2018 and October 1, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and October 1, 2017, and (v) Notes to Condensed Consolidated Financial Statements.
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
Dated: October 31, 2018