Form 10-Q
period 2018-12-30
HAWKINS INC
filed 2019-02-06
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2018
Commission file number 0-7647

HAWKINS, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0771293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2381 ROSEGATE, ROSEVILLE, MINNESOTA 55113
(Address of principal executive offices, including zip code)

(612) 331-6910
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at February 1, 2019
Common Stock, par value $.05 per share	10,682,063

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 30, 2018	April 1, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,300	$4,990
Trade receivables — less allowance for doubtful accounts:
$589 as of December 30, 2018 and $942 as of April 1, 2018	61,431	63,507
Inventories	67,672	59,736
Income taxes receivable	84	2,643
Prepaid expenses and other current assets	5,693	4,106
Total current assets	142,180	134,982
PROPERTY, PLANT, AND EQUIPMENT:	242,886	238,165
Less accumulated depreciation	125,282	114,339
Net property, plant, and equipment	117,604	123,826
OTHER ASSETS:
Goodwill	58,440	58,440
Intangible assets, net	66,994	71,179
Other	3,226	2,564
Total other assets	128,660	132,183
Total assets	$388,444	$390,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$29,269	$33,424
Dividends payable	—	4,704
Accrued payroll and employee benefits	10,081	8,399
Current portion of long-term debt	9,907	9,864
Container deposits	1,286	1,241
Other current liabilities	2,540	2,935
Total current liabilities	53,083	60,567
LONG-TERM DEBT, LESS CURRENT PORTION	80,635	90,762
PENSION WITHDRAWAL LIABILITY	5,400	5,646
DEFERRED INCOME TAXES	27,242	27,383
OTHER LONG-TERM LIABILITIES	4,554	4,386
Total liabilities	170,914	188,744
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,619,681 and 10,631,992 shares issued and outstanding as of December 30, 2018 and April 1, 2018, respectively	531	532
Additional paid-in capital	53,478	53,877
Retained earnings	163,083	147,242
Accumulated other comprehensive income	438	596
Total shareholders’ equity	217,530	202,247
Total liabilities and shareholders’ equity	$388,444	$390,991
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Sales	$128,151	$118,053	$423,275	$377,179
Cost of sales	(107,118)	(99,213)	(348,013)	(308,225)
Gross profit	21,033	18,840	75,262	68,954
Selling, general and administrative expenses	(14,312)	(14,139)	(44,232)	(44,733)
Operating income	6,721	4,701	31,030	24,221
Interest expense, net	(807)	(912)	(2,552)	(2,522)
Other (expense) income	(316)	55	(240)	99
Income before income taxes	5,598	3,844	28,238	21,798
Income tax (expense) benefit	(1,468)	13,299	(7,576)	6,386
Net income	$4,130	$17,143	$20,662	$28,184

Weighted average number of shares outstanding - basic	10,667,001	10,609,078	10,663,807	10,599,232
Weighted average number of shares outstanding - diluted	10,712,027	10,648,232	10,727,377	10,641,578

Basic earnings per share	$0.39	$1.62	$1.94	$2.66
Diluted earnings per share	$0.39	$1.61	$1.93	$2.65

Cash dividends declared per common share	$0.225	$—	$0.45	$0.44
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net income	$4,130	$17,143	$20,662	$28,184
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(170)	124	(158)	61
Total comprehensive income	$3,960	$17,267	$20,504	$28,245
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 30, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,662	$28,184
Reconciliation to cash flows:
Depreciation and amortization	16,398	16,759
Amortization of debt issuance costs	98	102
Loss (gain) on deferred compensation assets	240	(99)
Deferred income taxes	(82)	(16,765)
Stock compensation expense	1,574	1,209
Loss (gain) on property disposals	54	(17)
Changes in operating accounts providing (using) cash:
Trade receivables	2,048	(471)
Inventories	(7,936)	(11,487)
Accounts payable	(4,013)	(990)
Accrued liabilities	1,261	(1,057)
Income taxes	2,558	977
Other	(1,832)	(1,785)
Net cash provided by operating activities	31,030	14,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,205)	(17,002)
Other	167	298
Net cash used in investing activities	(7,038)	(16,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,525)	(9,161)
New shares issued	677	704
Shares surrendered for payroll taxes	(265)	—
Shares repurchased	(2,386)	—
Net proceeds from revolver borrowings	75,000	17,000
Payments on term loan borrowings	(85,000)	(5,625)
Payments for debt issuance costs	(183)	—
Net cash (used in) provided by financing activities	(21,682)	2,918
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,310	774
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,990	6,861
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,300	$7,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$5,100	$9,064
Cash paid for interest	$2,238	$2,229
Noncash investing activities - capital expenditures in accounts payable	$326	$269
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

The results of operations for the nine months ended December 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is our fiscal year beginning March 30, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

The following table disaggregates external customer net sales by major revenue stream for the three and nine months ended December 30, 2018:

	Three months ended December 30, 2018
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed products (1)	$15,740	$5,191	$23,004	$43,935
Specialty / Manufactured products (2)	52,130	27,193	3,354	82,677
Other	1,156	$356	$27	1,539
Total external customer sales	$69,026	$32,740	$26,385	$128,151

	Nine months ended December 30, 2018
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed products (1)	$45,983	$16,986	$83,381	$146,350
Specialty / Manufactured products (2)	163,366	98,166	11,038	272,570
Other	3,097	$1,170	$88	4,355
Total external customer sales	$212,446	$116,322	$94,507	$423,275

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

(2)
For our Industrial and Water Treatment segments, this line includes our non-bulk specialty products that we either manufacture, blend, repackage, resell in their original form, or direct ship to our customers in smaller quantities, and services we provide for our customers. For our Health and Nutrition segment, this line includes products manufactured, processed or repackaged in our facility and/or with our equipment.

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

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Weighted-average common shares outstanding—basic	10,667,001	10,609,078	10,663,807	10,599,232
Dilutive impact of performance units and restricted stock	45,026	39,154	63,570	42,346
Weighted-average common shares outstanding—diluted	10,712,027	10,648,232	10,727,377	10,641,578

For each of the three and nine months ended December 30, 2018 and December 31, 2017, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

Note 4 – Derivative Instruments

We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement will terminate on December 23, 2020. The notional amount of the swap agreement was $40 million from September 1, 2017 through August 31, 2018, and is $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive income (net of tax) until income or loss from the cash flows of the hedged item is realized.

For both the three and nine months ended December 30, 2018, we recorded $0.2 million in other comprehensive income related to unrealized losses (net of tax) on the cash flow hedge described above. For the three and nine months ended December 31, 2017 we recorded $0.1 million in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. Included in other long-term assets on our condensed consolidated balance sheet was $0.6 million as of December 30, 2018 and $0.8 million as of April 1, 2018 related to the cash flow hedge. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

The following table summarizes the balances of assets measured at fair value on a recurring basis as of December 30, 2018 and April 1, 2018.
 0

	December 30, 2018
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$602	—
Deferred compensation plan assets	$2,336	—	—

	April 1, 2018
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$819	—
Deferred compensation plan assets	$1,392	$—	—

Note 6– Assets Held for Sale

In the third quarter of fiscal 2019, management entered into a plan of action to dispose of an office building in St. Louis, Missouri currently utilized in the administration of our Industrial segment. The amount of office space in this facility is no longer needed due to current staffing levels, and management expects to relocate affected employees to leased space. The building is listed for sale at a price in excess of its current book value, and thus no impairment has been recognized. The $0.9 million net book value of this property is recorded as an asset held for sale within prepaid expenses and other current assets on our balance sheet.

Note 7 – Inventories

Inventories at December 30, 2018 and April 1, 2018 consisted of the following:

	December 30, 2018	April 1, 2018
(In thousands)
Inventory (FIFO basis)	$73,246	$65,322
LIFO reserve	(5,574)	(5,586)
Net inventory	$67,672	$59,736

The FIFO value of inventories accounted for under the LIFO method was $48.7 million at December 30, 2018 and $44.0 million at April 1, 2018. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve decreased $0.5 million during the three months ended December 30, 2018 and increased $0.7 million during the three months ended December 31, 2017. During the nine months ended December 30, 2018, the LIFO reserve decreased nominally and increased $1.4 million during the nine months ended December 31, 2017. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 8 – Goodwill and Intangible Assets

The carrying amount of goodwill was $58.4 million as of December 30, 2018 and April 1, 2018, of which $44.9 million was related to our Health and Nutrition segment.

A summary of our intangible assets as of December 30, 2018 and April 1, 2018 is as follows:

	December 30, 2018			April 1, 2018
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$78,383	$(15,787)	$62,596	$78,383	$(12,419)	$65,964
Trademarks and trade names	6,045	(2,984)	3,061	6,045	(2,490)	3,555
Other finite-life intangible assets	3,648	(3,538)	110	3,648	(3,215)	433
Total finite-life intangible assets	88,076	(22,309)	65,767	88,076	(18,124)	69,952
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(22,309)	$66,994	$89,303	$(18,124)	$71,179

Note 9 – Debt

On November 30, 2018, we entered into an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement refinanced the term and revolving loans under our previous credit agreement with U.S. Bank and provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

We used $91.0 million of the proceeds from the Revolving Loan Facility to refinance the obligations under the previous credit facility. We may use the remaining amount of the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. At December 30, 2018, the effective interest rate on our borrowings was 3.1%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs of $0.2 million paid to the lenders in connection with the Credit Agreement, as well as unamortized debt issuance costs of $0.3 million paid in connection with the previous credit facility, are reflected as a reduction of debt and will be amortized as interest expense over the term of the Revolving Loan Facility.

Debt at December 30, 2018 and April 1, 2018 consisted of the following:

	December 30, 2018	April 1, 2018

(In thousands)
Senior secured term loan	$—	$85,000
Senior secured revolving loan	91,000	16,000
Total debt	91,000	101,000
Less: unamortized debt issuance costs	(458)	(374)
Total debt, net of debt issuance costs	90,542	100,626
Less: current portion of long-term debt	(9,907)	(9,864)
Total long-term debt	$80,635	$90,762

Note 10 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the nine months ended December 30, 2018 was 26.8%. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017, reduced the U.S. corporate tax rate from 35% to 21%. Our effective tax rate for the nine months ended December 31, 2017 was not meaningful, due to the revaluation of our net deferred tax liabilities. Under GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted. As such, during the fiscal year-end ended April 1, 2018 we revalued our net deferred tax liabilities to reflect the impact of the Tax Act and recorded a one-time benefit of $13.9 million. The accounting for the impact of the Tax Act was finalized during the quarter ended December 30, 2018 and no estimates changed from those under provisional accounting.

As of December 30, 2018 and April 1, 2018, our balance sheet included a long-term liability for uncertain tax positions of $0.1 million and $0.2 million, respectively, which arose from tax positions taken by Stauber on its tax returns for periods prior to our acquisition. Because the Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns, we have also recorded an offsetting, long-term receivable of $0.1 million as of December 30, 2018 and $0.2 million as of April 1, 2018. As a result, any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. We expect these uncertain income tax amounts to decrease through September 2019 as the applicable examination periods for the relevant taxing authorities expire.

Note 11 – Share-Based Compensation

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

The following table represents the restricted stock activity for the nine months ended December 30, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	51,143	$45.39
Granted	7,818	31.35
Vested	(24,567)	43.10
Forfeited or expired	(1,511)	47.50
Unvested at end of period	32,883	$43.66

We recorded compensation expense related to performance share units and restricted stock of $0.4 million and $1.0 million for the three and nine months ended December 30, 2018, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.2 million and $0.7 million for the three and nine months ended December 31, 2017, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of December 30, 2018, there were 8,352 shares of restricted stock with a grant date fair value of $35.90 outstanding under this program. Compensation expense for both the three months ended December 30, 2018 and December 31, 2017 related to restricted stock awards to the Board was $0.1 million. Compensation expense for the nine months ended December 30, 2018 and December 31, 2017 related to restricted stock awards to the Board was $0.2 million and $0.3 million, respectively.

Note 12 – Share Repurchase Program

Our board of directors has authorized the repurchase of up to 300,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three and nine months ended December 30, 2018, we repurchased 59,788 shares at an aggregate purchase price of $2.4 million. No shares were repurchased during fiscal 2018. As of December 30, 2018, 52,758 shares remained available to be repurchased under the share repurchase program.

Note 13 – Litigation, Commitments and Contingencies

Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation. During the fourth quarter of fiscal 2018, we recorded a liability of $0.6 million related to estimated remediation expenses associated with existing contamination at our Minneapolis facility. The liability was decreased by $0.2 million during the three months ended December 30, 2018 to reflect management’s revised expectations related to the cost of this environmental remediation. A nominal amount of expense was incurred against the liability during the three and nine months ended December 30, 2018. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expenses related to remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact.

Note 14 – Segment Information

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended December 30, 2018:
Sales	$69,026	$32,740	$26,385	$128,151
Gross profit	8,288	7,643	5,102	21,033
Selling, general, and administrative expenses	5,589	4,582	4,141	14,312
Operating income	2,699	3,061	961	6,721
Three months ended December 31, 2017:
Sales	$60,337	$30,866	$26,850	$118,053
Gross profit	7,091	7,393	4,356	18,840
Selling, general, and administrative expenses	4,992	4,643	4,504	14,139
Operating income	2,099	2,750	(148)	4,701
Nine months ended December 30, 2018:
Sales	$212,446	$116,322	$94,507	$423,275
Gross profit	27,059	30,790	17,413	75,262
Selling, general and administrative expenses	16,866	14,738	12,628	44,232
Operating income	10,193	16,052	4,785	31,030
Nine months ended December 31, 2017:
Sales	$183,053	$107,307	$86,819	$377,179
Gross profit	24,372	29,624	14,958	68,954
Selling, general and administrative expenses	16,043	14,942	13,748	44,733
Operating income	8,329	14,682	1,210	24,221

No significant changes to identifiable assets by segment occurred during the nine months ended December 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 30, 2018 as compared to the similar periods ended December 31, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 1, 2018 (“fiscal 2018”). References to “fiscal 2019” refer to the fiscal year ending March 31, 2019.
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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Nine Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(83.6)%	(84.0)%	(82.2)%	(81.7)%
Gross profit	16.4%	16.0%	17.8%	18.3%
Selling, general and administrative expenses	(11.2)%	(12.0)%	(10.4)%	(11.9)%
Operating income	5.2%	4.0%	7.4%	6.4%
Interest expense, net	(0.6)%	(0.7)%	(0.6)%	(0.6)%
Other income (expense)	(0.2)%	—%	(0.1)%	—%
Income before income taxes	4.4%	3.3%	6.7%	5.8%
Income tax expense	(1.1)%	11.3%	(1.8)%	1.7%
Net income	3.3%	14.6%	4.9%	7.5%

Three Months Ended December 30, 2018 Compared to Three Months Ended December 31, 2017
Sales
Sales increased $10.1 million, or 8.6%, to $128.2 million for the three months ended December 30, 2018, as compared to $118.1 million for the same period of the prior year.
Industrial Segment. Industrial segment sales increased $8.7 million, or 14.4%, to $69.0 million for the three months ended December 30, 2018, as compared to $60.3 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 23% of sales dollars for the three months ended December 30, 2018 and for the same period in the prior year. Sales dollars increased compared to the same period in the prior year due to higher volumes sold, in particular certain specialty products that carry higher per-unit selling prices, as well as increased selling prices on certain products resulting from increased raw material costs.
Water Treatment Segment. Water Treatment segment sales increased $1.9 million, or 6.1%, to $32.7 million for the three months ended December 30, 2018, as compared to $30.9 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 16% of sales dollars for the three months ended December 30, 2018 and 17% of sales dollars for the same period in the prior year. A product mix shift and slightly higher overall sales volumes resulted in higher sales dollars in the current period.
Health & Nutrition Segment. Health and Nutrition segment sales decreased $0.5 million, or 1.7%, to $26.4 million for the three months ended December 30, 2018, as compared to $26.9 million the same period of the prior year. Increased sales of distributed specialty products were more than offset by decreased sales of manufactured products as we focus on core products in this area.
Gross Profit
Gross profit was $21.0 million, or 16.4% of sales, for the three months ended December 30, 2018, an increase of $2.2 million from $18.8 million, or 16.0% of sales, for the same period of the prior year. As a result of projected year-end raw material cost and on-hand quantity estimates, the LIFO reserve decreased and gross profits increased by $0.5 million during the three months ended December 30, 2018 while the LIFO reserve increased and gross profits decreased by $0.7 million in same period of the prior year.
Industrial Segment. Gross profit for the Industrial segment increased $1.2 million to $8.3 million, or 12.0% of sales, for the three months ended December 30, 2018, as compared to $7.1 million, or 11.8% of sales, for the same period of the prior year. As a result of projected year-end raw material cost decreases, the LIFO reserve decreased and gross profits increased by $0.4 million during the third quarter of the current year. In the same quarter a year ago, as a result of an estimated increase in year-end on-hand raw material quantities the LIFO reserve increased and gross profits decreased by $0.5 million. Gross profit increased as a result of the $0.9 million year-over-year LIFO impact, as well as higher sales volumes, partially offset by increased freight costs and other operating costs including repair and maintenance costs.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.2 million to $7.6 million, or 23.3% of sales, for the three months ended December 30, 2018, as compared to $7.4 million, or 24.0% of sales, for the same period of the prior year. As a result of projected year-end raw material cost decreases, the LIFO reserve decreased and gross profits increased by $0.1 million in the current quarter. In the same quarter a year ago, as a result of an estimated increase in year-end on-hand raw material quantities, the LIFO reserve increased and gross profits decreased by $0.1 million. Additional increases in profit resulting from higher sales were largely offset by increased operating costs.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $0.7 million to $5.1 million, or 19.3% of sales, for the three months ended December 30, 2018, as compared to $4.4 million, or 16.2% of sales, for the same period of the prior year. Although total sales were down compared to a year ago, our focus on core products in the manufacturing portion of this segment resulted in improved gross profit.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $14.3 million, or 11.2% of sales, for the three months ended December 30, 2018, an increase of $0.2 million from $14.1 million, or 12.0% of sales, for the same period of the prior year. Increases in certain variable expenses were largely offset by actions taken by management, combined with a $0.4 million reduction in compensation expense resulting from a change in the non-qualified deferred compensation plan liability. This offsets a loss recorded in other income representing a loss on investments held for our non-qualified deferred compensation plan.

Operating Income
Operating income increased $2.0 million to $6.7 million, or 5.2% of sales, for the three months ended December 30, 2018, as compared to $4.7 million, or 4.0% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense was $0.8 million for the three months ended December 30, 2018 compared to $0.9 million for the same period of the prior year. The impact of higher interest rates was more than offset by a $27.6 million reduction in average borrowings in the current quarter compared to the same period of the prior year.
Other (expense) income
Other expense was $0.3 million for the three months ended December 30, 2018, an increase of $0.4 million compared to other income of $0.1 million recorded for the third quarter of last fiscal year. Other (expense) income represents gains or losses recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain or loss is offset by a similar reduction or increase to compensation expense recorded within SG&A expenses.
Income Tax Provision

Our effective income tax rate was 26.2% for the three months ended December 30, 2018. Our effective tax rate for the three months ended December 31, 2017 was not meaningful as we recorded a $13.2 million one-time income tax benefit during the period as a result of the U.S. Tax Cuts and Jobs Act of 2017 which was signed into law in December 2017. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Nine Months Ended December 30, 2018 Compared to Nine Months Ended December 31, 2017
Sales
Sales increased $46.1 million, or 12.2%, to $423.3 million for the nine months ended December 30, 2018, as compared to $377.2 million for the same period of the prior year.
Industrial Segment. Industrial segment sales increased $29.4 million, or 16.1%, to $212.4 million for the nine months ended December 30, 2018, as compared to $183.1 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 22% of sales dollars for the nine months ended December 30, 2018 and for the same period in the prior year. Sales dollars increased compared to the same period in the prior year due to increased volumes, particularly of certain specialty products that carry higher per-unit selling prices, as well as increased selling prices on certain products resulting from increased raw material costs.
Water Treatment Segment. Water Treatment segment sales increased $9.0 million, or 8.4%, to $116.3 million for the nine months ended December 30, 2018, as compared to $107.3 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 15% of sales dollars for the nine months ended December 30, 2018 and 14% for the same period in the prior year. Sales dollars increased in the current period as a result of increased sales volumes across many product lines as well as a favorable product mix shift.
Health & Nutrition Segment. Health and Nutrition segment sales increased $7.7 million, or 8.9%, to $94.5 million for the nine months ended December 30, 2018, as compared to $86.8 million the same period of the prior year. The increase was a result of increased sales of distributed specialty products compared to a year ago.
Gross Profit
Gross profit was $75.3 million, or 17.8% of sales, for the nine months ended December 30, 2018, an increase of $6.3 million from $69.0 million, or 18.3% of sales, for the same period of the prior year. As a result of projected year-end raw material cost and on-hand quantity estimates, the LIFO reserve decreased and gross profits increased nominally for the nine months ended December 30, 2018, compared to an increase in the LIFO reserve and a decrease in gross profit of $1.4 million for the nine months ended December 31, 2017.
Industrial Segment. Gross profit for the Industrial segment was $27.1 million, or 12.7% of sales, for the nine months ended December 30, 2018, as compared to $24.4 million, or 13.3% of sales, for the same period of the prior year. As a result of projected minimal changes to year-end raw material costs and on-hand quantities, the LIFO reserve decreased and gross profits increased by $0.1 million during the nine months ended December 30, 2018. In the same period of the prior year, projected year-end raw material cost increases and increased on-hand quantities resulted in an increase in the LIFO reserve and a decrease in gross profit of $1.1 million. In addition to the LIFO impacts, the increase in gross profit dollars was due to a favorable product mix shift to more products with higher per-unit margins as well as improved pricing on certain products, offset somewhat by an increase in operational overhead costs driven largely by repair and maintenance costs, as well as rising fuel costs and increased transportation costs.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.2 million to $30.8 million, or 26.5% of sales, for the nine months ended December 30, 2018, as compared to $29.6 million, or 27.6% of sales, for the same period of the prior year. As a result of projected minimal changes to year-end raw material costs and on-hand quantities, the LIFO reserve changed nominally during the nine months ended December 30, 2018. In the same period of the prior year, projected year-end raw material cost increases resulted in an increase in the LIFO reserve and a decrease in gross profit of $0.3 million. In addition to the LIFO impacts, the increase in gross profit was a result of higher sales volumes compared to a year ago, offset in part by an increase in certain variable costs and higher transportation costs, partially due to rising fuel costs.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $2.5 million to $17.4 million, or 18.4% of sales, for the nine months ended December 30, 2018, as compared to $15.0 million, or 17.2% of sales, for the same period of the prior year. Gross profit increased as a result of the combined impact of higher sales, including focused sales of core manufactured products, and lower operating costs compared to the same period a year ago.
Selling, General and Administrative Expenses
SG&A expenses were $44.2 million, or 10.4% of sales, for the nine months ended December 30, 2018, a decrease of $0.5 million from $44.7 million, or 11.9% of sales, for the same period of the prior year. The decrease in SG&A expenses resulted from actions taken by management in the prior year, offset somewhat by increases in certain variable expenses. In addition, SG&A expense was favorably impacted by $0.3 million compared to the prior year related to a reduction in compensation expense resulting from a change in the non-qualified deferred compensation plan liability. This offsets a loss recorded in other income representing a loss on investments held for our non-qualified deferred compensation plan.
Operating Income
Operating income increased $6.8 million to $31.0 million, or 7.4% of sales, for the nine months ended December 30, 2018, as compared to $24.2 million, or 6.4% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense was $2.6 million for the nine months ended December 30, 2018 compared to $2.5 million for the same period of the prior year. The slight increase in interest expense was driven by higher interest rates as compared to a year ago, offset somewhat by lower levels of outstanding debt.
Other (expense) income
Other expense was $0.2 million for nine months ended December 30, 2018, an increase of $0.3 million from other income of $0.1 million recorded for the nine months ended December 31, 2017. Other (expense) income represents gains or losses recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain or loss is offset by a similar reduction or increase to compensation expense recorded with SG&A expenses.
Income Tax Provision

Our effective income tax rate was 26.8% for the nine months ended December 30, 2018. Our effective tax rate for the nine months ended December 31, 2017 was not meaningful as we recorded a $13.2 million one-time income tax benefit during the period as a result of the U.S. Tax Cuts and Jobs Act of 2017 which was signed into law in December 2017. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash was $7.3 million at December 30, 2018, an increase of $2.3 million as compared with the $5.0 million available as of April 1, 2018.
Cash provided by operating activities was $31.0 million for the nine months ended December 30, 2018, compared to cash provided by operating activities of $14.6 million for the same period of the prior year. The year-over-year increase in cash provided by operating activities was primarily driven by an increase in operating income over the prior year, as well as a lower increase in inventory dollars in the first nine months of fiscal 2019 as compared to a year ago and a decrease in accounts receivable balances compared to a slight increase in the prior year. The large increase in inventory dollars in the first nine months of the prior fiscal year was primarily due to an increase in on-hand inventory, along with an increase in the per-unit cost, of one of our major commodities. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Cash used in investing activities was $7.0 million for the nine months ended December 30, 2018, compared to $16.7 million for the same period of the prior year. Capital expenditures were $7.2 million for the nine months ended December 30, 2018, compared to $17.0 million in the same period of the prior year. The decrease in current year capital expenditures was in part related to higher spending in the prior year on non-recurring projects, including the purchase of three of our previously-leased Florida locations. Included in capital expenditures for the first nine months of fiscal 2019 was $4.5 million related to facility improvements, replacement equipment, new and replacement containers and Water Treatment trucks, and $1.3 million related to business expansion, inventory storage, and process improvements.
Cash used in financing activities was $21.7 million for the nine months ended December 30, 2018, compared to cash provided by financing activities of $2.9 million in the same period of the prior year. Included in financing activities in the current year were dividend payments of $9.5 million, share repurchases of $2.4 million, and net repayments on our Credit Facility (as defined below) of $10.0 million discussed in more detail below. In the first nine months of the prior year, we made dividend payments of $9.2 million, debt repayments on our Term Loan Facility of $5.6 million, and net borrowings of $17.0 million on our Revolving Loan Facility to fund working capital requirements.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

We were party to a credit agreement (the “Prior Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner and other lenders from time to time party thereto (collectively, the “Prior Lenders”), whereby U.S. Bank was also serving as Administrative Agent. The Prior Credit Agreement provided us with senior secured credit facilities totaling $165.0 million, consisting of a $100.0 million senior secured term loan credit facility and a $65.0 million senior secured revolving loan credit facility. The term loan facility required mandatory quarterly repayments, with the balance due at maturity. The revolving loan facility included a letter of credit subfacility in the amount of $5.0 million and a swingline subfacility in the amount of $8.0 million. The Prior Credit Agreement was scheduled to terminate on December 23, 2020 and the underlying credit facility was secured by substantially all of our personal property assets and those of our subsidiaries. Borrowings under the Prior Credit Agreement bore interest at a variable rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U.S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin was 1.125%, 1.25% or 1.5%, depending on our leverage ratio. The base rate margin was either 0.125%, 0.25% or 0.5%, depending on our leverage ratio.

On November 30, 2018, we entered into an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement refinanced the term and revolving loans under the Prior Credit Agreement and provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

We used $91.0 million of the proceeds from the Revolving Loan Facility to refinance the obligations under the Prior Credit Agreement. We may use the remaining amount of the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The

LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. At December 30, 2018, the effective interest rate on our borrowing was 3.1%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs of $0.2 million paid to the lenders in connection with the Credit Agreement, as well as unamortized debt issuance costs of $0.3 million paid in connection with the Prior Credit Agreement, are reflected as a reduction of debt and will be amortized as interest expense over the term of the Revolving Loan Facility.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof.

The Credit Agreement contains customary events of default, including failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness, failure by us to pay or discharge material judgments, bankruptcy, and change of control. The occurrence of an event of default would permit the lenders to terminate their commitments and accelerate loans under the Credit Facility.
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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Credit Facility. A 25 basis point change in interest rates would potentially increase or decrease our annual interest expense by approximately $0.1 million. We have in place an interest rate swap that converts a portion of our variable-rate debt into a fixed-rate obligation. The swap agreement began September 1, 2017 and will end on December 23, 2020. The notional amount of the swap agreement was $40 million from September 1, 2017 through August 31, 2018 and is $30 million from September 1, 2018 through August 31, 2019 and $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 30, 2018. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In fiscal 2015, our Board of Directors authorized the repurchase of up to 300,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended December 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
10/1/2018-10/29/2018	—	$—	—	112,546
10/29/2018-11/25/2018	29,995	39.24	29,995	82,551
11/26/2018-12/30/2018	29,793	40.57	29,793	52,758
Total	59,788		59,788

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
10.1	Employee Stock Purchase Plan, as amended. (3)	Incorporated by Reference
10.2	Amended and Restated Credit Agreement, dated as of November 30, 2018, among the Company, U.S. Bank National Association, and certain financial institutions. (4)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 30, 2018 filed with the SEC on February 6, 2019 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at December 30, 2018 and April 1, 2018, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 30, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 30, 2018 and December 31, 2017, and (v) Notes to Condensed Consolidated Financial Statements.
Filed Electronically

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010 (File no. 000-07647).

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009 (File no. 000-07647).

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed November 2, 2018 (File no. 333-228128).

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed December 3, 2018 (File no. 000-07647).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Jeffrey P. Oldenkamp
Jeffrey P. Oldenkamp
Vice President, Chief Financial Officer, and Treasurer
(On behalf of the registrant and as principal financial and accounting officer)
Dated: February 6, 2019