Form 10-K
period 2019-03-31
HAWKINS INC
filed 2019-05-23
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2019
Commission File No. 0-7647

HAWKINS, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0771293
(State of Incorporation)	(I.R.S. Employer Identification No.)
2381 Rosegate, Roseville, Minnesota	55113
(Address of Principal Executive Offices)	(Zip Code)
(612) 331-6910
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol:	Name of exchange on which registered:
Common Stock, par value $.05 per share	HWKN	Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $400.2 million based upon the closing sale price for the Registrant’s common stock on that date as reported by The Nasdaq Stock Market LLC, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 17, 2019, the Registrant had 10,624,525 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the annual meeting of shareholders to be held August 1, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2020” means our fiscal year ending March 29, 2020, “fiscal 2019” means our fiscal year ended March 31, 2019, “fiscal 2018” means our fiscal year ended April 1, 2018, “fiscal 2017” means our fiscal year ended April 2, 2017, and “fiscal 2016” means our fiscal year ended April 3, 2016.

ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2019

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

We currently conduct our business in three segments: Industrial, Water Treatment, and Health and Nutrition. Our Health and Nutrition segment was established as a result of our acquisition of Stauber Performance Ingredients (“Stauber”) in fiscal 2016.

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

The group’s sales are concentrated primarily in Illinois, Iowa, Kentucky, Minnesota, Missouri, North Carolina, North Dakota, South Dakota, Tennessee and Wisconsin, while the group’s products sold into the food and pharmaceutical markets are sold nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through distribution centers and terminal operations. Agricultural sales within this group tend to be seasonal, with higher sales due to the application of fertilizer during the planting season of March through June given the regions of the country where we are located.

Water Treatment Segment.  Our Water Treatment Group specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

The group utilizes delivery routes operated by our employees who typically serve as route driver, salesperson and trained technician to deliver our products and diagnose our customers’ water treatment needs. We believe that the high level of service provided by these individuals allows us to serve as the trusted water treatment expert for many of the municipalities and other customers that we serve. We also believe that there are significant synergies between our Water Treatment and Industrial Groups in that we are able to obtain a competitive cost position on many of the chemicals sold by the Water Treatment Group due to the volumes of these chemicals purchased by our Industrial Group.  In addition, our Industrial and Water Treatment groups share certain resources, which leverage fixed costs across both groups.

The group operates out of 29 warehouses supplying products and services to customers primarily in Florida, Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, South Dakota and Wisconsin. We expect to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

Health and Nutrition Segment. We established the Health and Nutrition segment of our business in fiscal 2016 through our acquisition of Stauber. Through sales of distributed specialty products and our manufactured products, our Health and Nutrition Group specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food, health and wellness products. This group offers a diverse product portfolio including minerals, botanicals and herbs, vitamins and amino acids, excipients, joint products, sweeteners and enzymes.

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

Customer Concentration.  In fiscal 2019, none of our customers accounted for 10% or more of our total sales. Sales to our largest customer, which is in our Industrial segment, represented approximately 4-5% of our total sales in each of fiscal 2019, 2018 and 2017. Aggregate sales to our five largest customers, three of which are currently in our Industrial segment and two of which are in our Health and Nutrition segment for fiscal 2019, represented approximately 12% of our total sales in each of fiscal 2019, 2018 and 2017. No other customer represented more than 2% of our total sales in fiscal 2019. The loss of any of our largest customers, or a substantial portion of their business, could have a material adverse effect on our results of operations.

Competition.  We operate in a competitive industry and compete with many producers, distributors and sales agents offering products equivalent to substantially all of the products we offer. Many of our competitors are larger than we are and may have greater financial resources, although no one competitor is dominant in all of the markets we serve. We compete by offering quality products at competitive prices coupled with outstanding customer service and value-added services or product formulation where needed. Because of our long-standing relationships with many of our suppliers, we are often able to leverage those relationships to obtain products when supplies are limited or to obtain competitive pricing.

Working Capital. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase with most of our barges received during this period. Additionally, due to seasonality of the Water Treatment business, our accounts receivable balance is generally higher during the period of April through September.

Employees.  We had 657 employees as of March 31, 2019, including 72 covered by collective bargaining agreements.

About Us.  Hawkins, Inc. was founded in 1938 and incorporated in Minnesota in 1955. We became a publicly-traded company in 1972. Our principal executive offices are located at 2381 Rosegate, Roseville, Minnesota.

Available Information.  Our Internet address is www.hawkinsinc.com. We have made available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange

Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Environmental problems at any of our facilities could result in significant unexpected costs.

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

In the conduct of our operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The accidental release of such products cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties may have been used in ways that involved hazardous materials. Contaminates may migrate from, within or through any such property, which may give rise to claims against us. Third parties who are responsible for contamination may not have funds, or may not make funds available when needed, to pay remediation costs imposed upon us jointly with them under environmental laws and regulations.

We are aware that soil and groundwater contamination exists on one of our facilities. The primary contaminate of concern is trichloroethylene. In fiscal 2018, we reserved $0.6 million for estimated expenses related to remediating this contamination, and adjusted this liability down by $0.1 million in fiscal 2019 as a result of revised estimates. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. Increases in these estimated environmental expenses could have a material adverse effect on our business, financial condition and results of operations.

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

Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities. Our agricultural product sales within our Industrial Group are also seasonal, primarily corresponding with the planting and harvesting seasons. Demand in both of these areas is also affected by weather conditions, as either higher or lower than normal precipitation or temperatures may affect water usage and the timing and the amount of consumption of our products. We cannot assure you that seasonality or fluctuating weather conditions will not have a material adverse effect on our results of operations.

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

Failure to comply with the covenants under our credit facility may have a material adverse effect.

We are party to a credit agreement (the “Credit Agreement”) with U.S. Bank National Association and other lenders (collectively, the “Lenders”), which includes secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. As of March 31, 2019, we had $85.0 million outstanding under the Revolving Loan Facility.

We may make payments on the Revolving Loan Facility from time to time. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make payments on our credit facilities, we could be in default when the facilities become due in 2023. We are also required to comply with several financial covenants under the Credit Agreement. Our ability to comply with these financial covenants may be affected by events beyond our control, which could result in a default under the Credit Agreement; such default may have a material adverse effect on our business, financial condition, operating results or cash flows.

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

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter, or December 31, 2018 for fiscal 2019. Goodwill impairment testing is at the reporting unit level. For our Water Treatment reporting unit, we performed an analysis of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If that qualitative analysis indicates that an impairment may exist, then we would calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. For our Industrial and Health and Nutrition reporting units, we performed a quantitative goodwill impairment analysis, which required us to estimate the fair value of these reporting units and compare the fair value to the reporting unit’s carrying value. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of December 31, 2018, the fair value of our Industrial and Health and Nutrition reporting units exceeded their carrying values, and thus no impairment was recorded. In fiscal 2018, however, we recorded an impairment charge in our Health and Nutrition reporting unit of $39.1 million. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. An adverse change in these factors may have a significant impact on the recoverability of the net assets recorded, and any resulting impairment charge in the future could have a material adverse effect on our financial condition and consolidated results of operations.

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

We may not be able to successfully consummate future acquisitions or dispositions or integrate acquisitions into our business, which could result in unanticipated expenses and losses.

As part of our business growth strategy, we have acquired businesses and may pursue acquisitions in the future. Our ability to pursue this strategy will be limited by our ability to identify appropriate acquisition candidates and our financial resources, including available cash and borrowing capacity. In addition, we may seek to divest of businesses that are underperforming or not core to our future business. The expense incurred in consummating transactions, the time it takes to integrate an acquisition or our failure to integrate businesses successfully could result in unanticipated expenses and losses. Furthermore, we may not be able to realize the anticipated benefits from acquisitions.

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

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our businesses. Flooding of the Mississippi River has temporarily shifted the Company’s terminal operations out of its buildings four times since the spring of 2010, including most recently the spring of 2019. We can give no assurance that flooding or other natural disasters will not recur or that there will not be material damage or interruption to our operations in the future from such disasters.

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

We lease the land where our three main terminals are located and where another significant manufacturing plant is located. Our current leases, including all renewal periods, extend out to 2023, 2033, 2029 and 2044. The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. The fourth lease provides that we turn any property remaining on the land over to the lessor for them to maintain or remove at their expense. The cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate offices are located in Roseville, Minnesota, where we leased approximately 40,000 square feet with an initial term through December 31, 2021, as of March 31, 2019. In the first quarter of fiscal 2020, we purchased the entire building which has a total of approximately 50,000 square feet. We also own our principal manufacturing, warehousing, and distribution location in Minneapolis, Minnesota, which consists of approximately 11 acres of land, with six buildings containing a total of 177,000 square feet of office and warehouse space primarily used by our Industrial Group. We believe that we carry customary levels of insurance covering the replacement of damaged property.
In addition to those facilities, our other facilities material to our operations include our manufacturing locations and large warehouse and distribution facilities described below. We believe that these facilities, together with those described above, are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us and is primarily used as office and warehouse space.

Group	Location	Approx. Square Feet
Health and Nutrition	Fullerton, CA (1)	55,800
	Florida, NY (2)	107,000
Industrial	Camanche, IA	95,000
	Centralia, IL (3)	77,000
	Dupo, IL (4)	64,000
	St. Paul, MN (5)	32,000
	Rosemount, MN (6)	63,000
Industrial and Water Treatment	St. Paul, MN (7)	59,000
	Memphis, TN	41,000
Water Treatment	Apopka, FL	32,100

(1)	This is a leased facility comprising administrative offices and a distribution facility. The lease runs through January 2026.

(2)
This is comprised of a 79,000 square foot manufacturing plant which sits on approximately 16 acres, as well as a leased 28,000 square foot warehouse located in close proximity that is leased until December 2020.

(3)	This manufacturing facility includes 10 acres of land owned by the Company.

(4)	The land for this manufacturing and packaging facility is leased from a third party, with the lease expiring in May 2023.

(5)
Our terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, outside storage tanks for the storage of liquid bulk chemicals, including caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota. One of the applicable leases runs through 2033, while the other one runs through 2044 including all available lease extensions.

(6)
This facility includes 28 acres of land owned by the Company. This manufacturing facility has outside storage tanks for the storage of bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals.

(7)
Our Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land, has outside storage capacity for liquid bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota and runs until 2029.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “HWKN.” As of May 17, 2019, shares of our common stock were held by approximately 396 shareholders of record.

On May 29, 2014, our Board of Directors authorized the repurchase of up to 300,000 shares of our outstanding common stock. On February 7, 2019, our Board of Directors increased the authorization to up to 800,000 shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
12/31/2018-1/27/2019	—	—	—	52,758
1/28/2019-2/24/2019 (1)	39,382	$40.60	39,382	513,376
2/28/2019-3/31/2019	8,996	$40.94	8,996	504,380
Total	48,378		48,378

(1) - The ending balance in this row reflects the additional 500,000 shares that were authorized by our Board of Directors in the fourth quarter of fiscal 2019.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the Nasdaq Industrial Index, the Nasdaq Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock and each of those indices on March 30, 2014, and reinvestment of all dividends.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the Company is presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year
	2019	2018 (1)	2017	2016	2015
	(In thousands, except per share data)
Sales	$556,326	$504,169	$483,593	$413,976	$364,023
Gross profit	95,936	86,760	98,073	80,257	65,791
Net income (loss)	24,433	(9,177)	22,555	18,143	19,214
Basic earnings (loss) per common share	2.29	(0.87)	2.14	1.72	1.82
Diluted earnings (loss) per common share	2.28	(0.86)	2.13	1.72	1.81
Cash dividends declared per common share	0.68	0.88	0.84	0.80	0.76
Cash dividends paid per common share	1.12	0.86	0.82	0.78	0.74

Total assets	$385,599	$390,991	$418,584	$436,491	$248,462
Total long-term obligations (2)	90,316	96,646	100,968	130,407	6,589

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

(2) - Total long-term obligations includes bank debt payable, as per the terms of the then-existing credit agreement, later than 12 months after the balance sheet date as well as obligations payable under the terms of our withdrawal from a multi-employer pension plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2019, 2018 and 2017. This discussion should be read in conjunction with the consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to 800,000 shares of our outstanding common stock, including an increase of 500,000 shares in February 2019. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During fiscal 2019, we repurchased 108,166 shares of common stock with an aggregate purchase price of $4.4 million. No shares were repurchased during fiscal 2018 or 2017. As of March 31, 2019, 504,380 shares remained available for purchase under the program.

Financial Overview

An overview of our financial performance in fiscal 2019 is provided below:

•	Sales of $556.3 million, a 10.3% increase from fiscal 2018;

•	Gross profit of $95.9 million, an increase of $9.2 million, or 10.6% from fiscal 2018;

•	Selling, general and administrative (“SG&A”) expenses decreased by $0.3 million year over year, and down 1.2% as a percentage of sales from fiscal 2018;

•	Net cash provided by operating activities of $48.0 million as compared to $27.3 million for fiscal 2018.

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

We use the last in, first out (“LIFO”) method of valuing the majority of our inventory in our Industrial and Water Treatment segments, which causes the most recent product costs to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Inventories in our Health and Nutrition segment are valued using the first-in, first-out (“FIFO”) method.

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

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Sales	100.0%	100.0%	100.0%
Cost of sales	(82.8)%	(82.8)%	(79.7)%
Gross profit	17.2%	17.2%	20.3%
Selling, general and administrative expenses	(10.6)%	(11.8)%	(12.3)%
Goodwill impairment	—%	(7.8)%	—%
Operating income (loss)	6.6%	(2.3)%	8.0%
Interest expense, net	(0.6)%	(0.7)%	(0.4)%
Other income	—%	—%	—%
Income (loss) before income taxes	6.0%	(3.0)%	7.6%
Income tax provision	(1.6)%	1.2%	(2.8)%
Net income (loss)	4.4%	(1.8)%	4.7%

Fiscal 2019 Compared to Fiscal 2018

Sales

Sales increased $52.2 million, or 10.3%, to $556.3 million for fiscal 2019, as compared to sales of $504.2 million for fiscal 2018. Sales increased year over year in all segments.

Industrial Segment.  Industrial segment sales increased $34.5 million, or 13.9%, to $281.9 million for fiscal 2019. Sales of bulk commodity products in the Industrial segment were approximately 22% of sales dollars in fiscal 2019 and 20% in fiscal 2018. Sales dollars increased in fiscal 2019 due to increased volumes, particularly of certain specialty products that carry higher per-unit selling prices, as well as increased selling prices on certain products resulting from increased raw material costs.

Water Treatment Segment.  Water Treatment segment sales increased $11.0 million, or 8.0%, to $149.5 million for fiscal 2019. Sales of bulk commodity products in the Water Treatment segment were approximately 15% of sales dollars in both fiscal 2019 and 2018. Sales dollars increased in fiscal 2019 as a result of increased sales volumes across many product lines as well as a favorable product mix shift.

Health and Nutrition Segment. Sales for our Health and Nutrition segment increased $6.6 million, or 5.6%, to $125.0 million for fiscal 2019. Increased sales of distributed specialty products drove the year-over-year increase in sales.

Gross Profit

Gross profit was $95.9 million, or 17.2% of sales, for fiscal 2019, an increase of $9.2 million from $86.8 million, or 17.2% of sales, for fiscal 2018. During fiscal 2019, the LIFO reserve decreased, and gross profits increased, by $0.5 million. Conversely, during fiscal 2018, the LIFO reserve increased, and gross profits decreased, by $4.1 million. In addition to this $4.6 million year-over-year positive impact, the increase in gross profit during fiscal 2019 was a result of increased sales across all three segments, somewhat offset by increased operating costs.

Industrial Segment.  Gross profit for the Industrial segment was $34.9 million, or 12.4% of sales, for fiscal 2019, an increase of $5.3 million from $29.6 million, or 12.0% of sales, for fiscal 2018. During fiscal 2019, the LIFO reserve decreased, and gross profits increased, by $0.8 million. Conversely, during fiscal 2018, the LIFO reserve increased, and gross profits decreased, by $3.3 million. In addition to this $4.1 million positive year-over-year impact, the increase in gross profit dollars was due to a favorable product mix shift to more products with higher per-unit margins as well as improved pricing on certain products, offset somewhat by an increase in operational overhead costs driven largely by repair and maintenance costs, as well as increased transportation costs due to a tight carrier market and increased fuel costs.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $1.7 million, or 4.7%, to $38.0 million, or 25.4% of sales, for fiscal 2019, as compared to $36.3 million, or 26.2% of sales, for fiscal 2018. The increase in gross profit was largely a result of higher sales volumes compared to a year ago, offset in part by an increase in certain variable costs, including variable pay, as well as higher transportation costs, primarily due to rising fuel costs. During fiscal 2019, the LIFO reserve increased, and gross profits decreased, by $0.3 million. Conversely, during fiscal 2018, the LIFO reserve increased, and gross profits decreased, by $0.8 million.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $2.2 million, or 10.4%, to $23.1 million, or 18.4% of sales, for fiscal 2019, as compared to $20.9 million, or 17.6% of sales, for fiscal 2018. Gross profit increased as a result of the combined impact of higher sales and lower operating costs compared to the same period a year ago.

Selling, General and Administrative Expenses

SG&A expenses were $59.1 million, or 10.6% of sales, for fiscal 2019, and $59.4 million, or 11.8% of sales, for fiscal 2018. The decrease in SG&A expenses resulted from actions taken by management in the prior year, offset somewhat by increased variable pay expense. SG&A expense as a percentage of sales was favorable year over year in all three reporting segments.

Operating Income (Loss)

Operating income was $36.8 million, or 6.6% of sales, for fiscal 2019, as compared to an operating loss of $11.8 million, or (2.3)% of sales, for fiscal 2018 due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $3.4 million in both fiscal 2019 and 2018. The impact from higher interest rates in fiscal 2019 was offset by a nearly $20 million reduction in average borrowings.

Income Tax Provision

Our effective tax rate was 27.1% for fiscal 2019 and 39.1% for fiscal 2018. Our effective tax rate for fiscal 2018 was impacted by a $13.9 million one-time income tax benefit which was recognized as a result of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Our effective tax rate for fiscal 2018 was also impacted by the $39.1 million goodwill impairment charge which was recorded for book purposes but was not deductible for tax purposes.

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

Health and Nutrition Segment. Sales for our Health and Nutrition segment increased $2.2 million, or 1.9%, to $118.3 million for fiscal 2018. Increased sales of distributed products more than offset decreased sales of our manufactured products. The decline in sales of our manufactured products was due to reduced demand from certain customers and refocused efforts as we made investments to upgrade the facility.

Gross Profit

Gross profit was $86.8 million, or 17.2% of sales, for fiscal 2018, a decrease of $11.3 million from $98.1 million, or 20.3% of sales, for fiscal 2017. As a result of raw material price increases and increases in year-end inventory levels of certain products, the LIFO reserve increased, and gross profits decreased, by $4.1 million during fiscal 2018. During fiscal 2017, a reduction in inventory costs per unit and lower volumes of certain inventory on hand resulted in a decrease to the LIFO reserve, and an increase in gross profits, of $2.7 million. In addition to this $6.8 million year-over-year negative impact, the decrease in gross profit during fiscal 2018 was due to planned increases in personnel and other investments to drive future growth, including accelerated depreciation of $0.7 million, a $0.6 million environmental liability charge associated with trichloroethylene contamination at our Minneapolis facility, as well as a $0.5 million reclassification from SG&A expenses, product mix changes and continued competitive pricing pressures.

Industrial Segment.  Gross profit for the Industrial segment was $29.6 million, or 12.0% of sales, for fiscal 2018, a decrease of $9.3 million from $38.9 million, or 16.3% of sales, for fiscal 2017. As a result of raw material price increases and increases in year-end inventory levels of certain products, the LIFO reserve increased, and gross profits decreased, by $3.3 million during fiscal 2018. During fiscal 2017, a reduction in inventory costs per unit and lower volumes of certain inventory on hand resulted in a decrease to the LIFO reserve, and an increase in gross profits, of $2.0 million. In addition to this $5.3 million negative year-over-year impact, the decrease in gross profit and gross profit as a percentage of sales was driven by increased operating costs as we invested for future growth and to comply with increased regulatory requirements, a $0.6 million environmental liability charge associated with trichloroethylene contamination at our Minneapolis facility, as well as lower margins on certain commodity products with rising material costs, driven by competitive pricing pressures. The impact was offset somewhat by higher profits on sales of certain specialty products with higher per-unit margins.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $0.3 million to $36.3 million, or 26.2% of sales, for fiscal 2018, as compared to $36.0 million, or 27.9% of sales, for fiscal 2017. As a result of raw material price increases and increases in year-end inventory levels of certain products, the LIFO reserve increased, and gross profits decreased, by $0.8 million during fiscal 2018. During fiscal 2017, a reduction in inventory costs per unit and lower volumes of certain inventory on hand resulted in a decrease to the LIFO reserve, and an increase in gross profits, of $0.7 million. In spite of the $1.5 million negative year-over-year LIFO impact, gross profit increased as a result of increased sales volumes compared to a year ago. Gross profit as a percentage of sales decreased compared to a year ago due to the negative year-over-year LIFO impact as well as a product mix shift.

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

Operating Income (Loss)

Operating loss was $11.8 million, or (2.3)% of sales, for fiscal 2018, as compared to operating income of $38.7 million, or 8.0% of sales, for fiscal 2017 due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense increased by $0.8 million to $3.4 million in fiscal 2018 compared to $2.6 million for fiscal 2017, due primarily to higher interest rates in fiscal 2018 as compared to fiscal 2017.

Income Tax Provision

The Tax Act lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Because our fiscal 2018 ended April 1, 2018, our tax provision for the current year was calculated utilizing a blended statutory federal rate of 31.5%. In future years, we expect our statutory federal rate to be 21%. Under GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted. As such, during the fiscal year-end ended April 1, 2018 we revalued our net deferred tax liabilities to reflect the impact of the Tax Act and recorded a one-time benefit of $13.9 million. Our effective tax rate for fiscal 2018 was also impacted by the $39.1 million goodwill impairment charge which was recorded for book purposes but was not deductible for tax purposes. Our effective income tax rate was 39.1% for fiscal 2018 compared to 37.4% for fiscal 2017.

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2019 was $48.0 million compared to $27.3 million in fiscal 2018 and $44.9 million in fiscal 2017. The increase in cash provided by operating activities in fiscal 2019 as compared to fiscal 2018 was driven by an improvement in operating income as well as more favorable year-over-year changes in certain components of working capital, in particular lower cash used for accounts receivable and inventory. The decrease in cash provided by operating activities in fiscal 2018 as compared to fiscal 2017 was conversely driven by lower operating income and unfavorable year-over-year changes in accounts receivables and inventory. The large increase in inventory during fiscal 2018 was primarily due to increases in on-hand and in-transit inventory, along with an increase in the per-unit cost of one of our major commodities. The decision to increase inventory was driven largely by expectations of future cost increases. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as most of our barges are received during this period.

Cash used in investing activities was $12.3 million in fiscal 2019 compared to $19.3 million in fiscal 2018 and $23.5 million in fiscal 2017. Capital expenditures were $12.6 million in fiscal 2019, $19.7 million in fiscal 2018 and $21.6 million in fiscal 2017. Capital expenditures in fiscal 2019 included $8.2 million related to facility improvements, replacement equipment, new and replacement containers and Water Treatment trucks, and $2.1 million related to business expansion, inventory storage and process improvements. Total capital spending in fiscal 2020 is currently expected to be $25 to $28 million, higher than the fiscal 2019 spending levels which were lower than average, due in part to the purchase of our corporate headquarters in early fiscal 2020, a planned Water Treatment branch expansion and the purchase of a branch facility that is currently being leased, and increased production capabilities.

Cash used in financing activities was $31.4 million in fiscal 2019, as compared to cash used in financing activities of $9.9 million in fiscal 2018 and cash used in financing activities of $34.5 million in fiscal 2017. Cash used in financing activities included net debt payments of $16.0 million in fiscal 2019. In fiscal 2018, we made net debt repayments of $2.1 million and in fiscal 2017 we made net debt repayments of $26.6 million. We also paid out cash dividends of $12.0 million in fiscal 2019, $9.2 million in fiscal 2018 and $8.7 million in fiscal 2017. In fiscal 2019 we used $4.4 million to repurchase shares under our board-authorized share repurchase program. We did not repurchase any shares under the program in fiscal 2018 or 2017.

Our cash balance was $9.2 million at March 31, 2019, an increase of $4.2 million as compared with April 1, 2018. Cash flows generated by operations during fiscal 2019 were largely offset by debt repayments, capital expenditures and dividend payments.

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

On November 30, 2018, we entered into an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement refinanced the term and revolving loans under the Prior Credit Agreement and provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

We used $91.0 million of the proceeds from the Revolving Loan Facility to refinance the obligations under the Prior Credit Agreement. We may use the remaining amount of the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At March 31, 2019, the effective interest rate on our borrowings was 3.2%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

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
Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Fiscal Period
Contractual Obligation	2020	2021	2022	2023	2024	More than 5 Years	Total
	(In thousands)
Senior secured revolver (1)	$—	$—	$—	$—	$85,000	$—	$85,000
Interest payments (2)	$3,291	$3,291	$3,291	$3,291	$3,291	$—	$16,455
Operating lease obligations	$2,198	$1,783	$1,407	$1,352	$1,183	$5,473	$13,396
Pension withdrawal liability (3)	$467	$467	$467	$467	$467	$4,439	$6,774

(1)	Represents balance outstanding as of March 31, 2019, and assumes such amount remains outstanding until its maturity date. See Note 8 of our consolidated Financial Statements for further information.
(2) Represents interest payments and commitment fees payable on outstanding balances under our revolver, and assumes interest rates remain unchanged from the rate as of March 31, 2019.

(3)	This relates to our withdrawal from a multiemployer pension plan. Payments on this obligation will continue through 2034.
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

Goodwill and Infinite-life Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter, or December 31, 2018 for fiscal 2019. For our Water Treatment reporting unit, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of the unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for Water Treatment reporting unit.

We performed a quantitative goodwill impairment analysis for both our Industrial and Health and Nutrition reporting units which required us to estimate the fair value of the reporting units and compare the fair value to the reporting units’ carrying value. For our Industrial reporting unit, we utilized a discounted cash flow approach to calculate the present value of projected future cash flows using appropriate discount rates. For our Health and Nutrition reporting unit, we used a combination of a discounted cash flow approach and two market approaches to calculate the fair value of the Health and Nutrition reporting unit. The guideline company market approach provides indications of value based on market multiples (enterprise value divided by earnings before interest, taxes, depreciation and amortization “EBITDA”) for selected public companies involved in similar lines of business, and the reference transaction market approach provides indications of value based on multiples paid for recent selected acquisitions by companies in similar lines of business. The fair values derived from these valuation methods are then weighted to determine an estimated fair value for the reporting unit, which is compared to the carrying value of the reporting unit to determine whether impairment exists. The resulting fair values were weighted using 50% for the discounted cash flow method and 25% for both of the market approaches, to determine a concluded enterprise value for the Health and Nutrition reporting unit. The approaches were weighted according to reliability of each approach and the number of factors they incorporate.

In determining the fair value of our Industrial and Health and Nutrition reporting units using the discounted cash flow approach, we considered our projected operating results and then made a number of assumptions. These assumptions included future business plans, economic projections and market data as well as management estimates regarding future cash flows and operating results. The key assumptions we used in preparing our discounted cash flow analysis are (1) projected cash flows, (2) risk adjusted discount rate, and (3) expected long term growth rate. We then compared the total fair values for all reporting units to our overall market capitalization as a test of the reasonableness of this approach. For this comparison, the fair value of the Water Treatment reporting unit was estimated based on a multiple of EBITDA. As of December 31, 2018, the estimated fair values of our Industrial and Health and Nutrition Reporting units were more than their carrying values and accordingly no impairment charge was recorded.

We performed a similar analysis on our Health and Nutrition Reporting unit during the fourth quarter of fiscal 2018 and recorded an impairment charge of $39.1 million in the fourth quarter of fiscal 2018. The impairment charge was a result of changes in expectations for future growth as part of our fourth quarter long-term strategic planning process to align with historical rates and expected changes in future product mix.
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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our credit facility. A 25-basis point change in interest rates on the variable-rate portion of debt not covered by the interest rate swap would potentially increase or decrease annual interest expense by approximately $0.1 million. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Hawkins, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hawkins, Inc. and subsidiaries (the Company) as of March 31, 2019 and April 1, 2018, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period then ended and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and April 1, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Minneapolis, Minnesota
May 23, 2019

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	March 31, 2019	April 1, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,199	$4,990
Trade receivables less allowance for doubtful accounts of $620 for 2019 and $942 for 2018	63,966	63,507
Inventories	60,482	59,736
Income taxes receivable	527	2,643
Prepaid expenses and other current assets	5,235	4,106
Total current assets	139,409	134,982
PROPERTY, PLANT, AND EQUIPMENT:
Land	9,140	9,540
Buildings and improvements	96,389	96,105
Machinery and equipment	93,153	89,324
Transportation equipment	29,744	26,790
Office furniture and equipment	16,435	16,406
	244,861	238,165
Less accumulated depreciation	126,233	114,339
Net property, plant, and equipment	118,628	123,826
OTHER ASSETS:
Goodwill	58,440	58,440
Intangible assets, net	65,726	71,179
Other	3,396	2,564
Total other assets	127,562	132,183
Total assets	$385,599	$390,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$29,314	$33,424
Dividends payable	—	4,704
Accrued payroll and employee benefits	12,483	8,399
Current portion of long-term debt	9,907	9,864
Container deposits	1,299	1,241
Other current liabilities	2,393	2,935
Total current liabilities	55,396	60,567
LONG-TERM DEBT, LESS CURRENT PORTION	74,658	90,762
PENSION WITHDRAWAL LIABILITY	5,316	5,646
OTHER LONG-TERM LIABILITIES	5,695	4,386
DEFERRED INCOME TAXES	26,673	27,383
Total liabilities	167,738	188,744
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,592,450 and 10,631,992 shares issued and outstanding for 2019 and 2018, respectively	530	532
Additional paid-in capital	52,609	53,877
Retained earnings	164,405	147,242
Accumulated other comprehensive income	317	596
Total shareholders’ equity	217,861	202,247
Total liabilities and shareholders’ equity	$385,599	$390,991

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except share and per-share data)

	Fiscal Year Ended
	March 31, 2019	April 1, 2018	April 2, 2017
Sales	$556,326	$504,169	$483,593
Cost of sales	(460,390)	(417,409)	(385,520)
Gross profit	95,936	86,760	98,073
Selling, general and administrative expenses	(59,118)	(59,403)	(59,381)
Goodwill impairment	—	(39,116)	—
Operating income (loss)	36,818	(11,759)	38,692
Interest expense, net	(3,361)	(3,408)	(2,644)
Other income	73	91	—
Income (loss) before income taxes	33,530	(15,076)	36,048
Income tax (expense) benefit	(9,097)	5,899	(13,493)
Net income (loss)	$24,433	$(9,177)	$22,555

Weighted average number of shares outstanding-basic	10,654,887	10,607,422	10,536,347
Weighted average number of shares outstanding-diluted	10,726,176	10,643,719	10,596,110

Basic earnings (loss) per share	$2.29	$(0.87)	$2.14
Diluted earnings (loss) per share	$2.28	$(0.86)	$2.13

Cash dividends declared per common share	$0.68	$0.88	$0.84

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	March 31, 2019	April 1, 2018	April 2, 2017

Net income (loss)	$24,433	$(9,177)	$22,555
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(280)	296	301
Unrealized gain on post-retirement liability	1	2	2
Total other comprehensive (loss) income	(279)	298	303
Total comprehensive income (loss)	$24,154	$(8,879)	$22,858

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 3, 2016	10,512,471	$526	$48,189	$152,265	$(5)	$200,975
Cash dividends declared				(8,923)		(8,923)
Share-based compensation expense			2,127			2,127
Tax benefit on share-based compensation plans			131			131
Vesting of restricted stock	44,113	2	(2)			—
Shares surrendered for payroll taxes	(12,974)	(1)	(630)			(631)
ESPP shares issued	38,986	2	1,289			1,291
Other comprehensive income, net of tax					303	303
Net income				22,555		22,555
BALANCE — April 2, 2017	10,582,596	$529	$51,104	$165,897	$298	$217,828
Cash dividends declared				(9,400)		(9,400)
Share-based compensation expense			1,371			1,371
Vesting of restricted stock	8,092	1	(1)			—
ESPP shares issued	41,304	2	1,403			1,405
Other comprehensive income, net of tax				(78)	298	220
Net loss				(9,177)		(9,177)
BALANCE — April 1, 2018	10,631,992	$532	$53,877	$147,242	$596	$202,247
Cash dividends declared				(7,270)		(7,270)
Share-based compensation expense			2,010			2,010
Vesting of restricted stock	33,051	2	(2)			—
Shares surrendered for payroll taxes	(8,105)	(1)	(265)			(266)
ESPP shares issued	43,678	2	1,336			1,338
Shares repurchased	(108,166)	(5)	(4,347)			(4,352)
Other comprehensive income, net of tax					(279)	(279)
Net income				24,433		24,433
BALANCE — March 31, 2019	10,592,450	$530	$52,609	$164,405	$317	$217,861
See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 31, 2019	April 1, 2018	April 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,433	$(9,177)	$22,555
Reconciliation to cash flows:
Depreciation and amortization	21,756	22,390	20,875
Amortization of debt issuance costs	122	136	136
Gain on deferred compensation assets	(73)	(92)	—
Goodwill impairment	—	39,116	—
Deferred income taxes	(607)	(14,757)	(525)
Share-based compensation expense	2,010	1,371	2,127
Loss (gain) from property disposals	415	(46)	322
Changes in operating accounts (using) providing cash:
Trade receivables	(487)	(6,164)	2,259
Inventories	(746)	(8,487)	(3,529)
Accounts payable	(4,137)	4,157	562
Accrued liabilities	4,752	1,674	(416)
Income taxes	2,116	(1,711)	569
Other	(1,564)	(1,061)	(80)
Net cash provided by operating activities	47,990	27,349	44,855
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(12,618)	(19,703)	(21,616)
Proceeds from property disposals	275	364	324
Acquisition	—	—	(2,199)
Net cash used in investing activities	(12,343)	(19,339)	(23,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(11,975)	(9,161)	(8,683)
New shares issued	1,338	1,405	1,291
Excess tax benefit from share-based compensation	—	—	131
Shares surrendered for payroll taxes	(266)	—	(631)
Shares repurchased	(4,352)	—	—
Payments for debt issuance costs	(183)	—	—
Payments on senior secured term loan	(85,000)	(8,125)	(5,625)
Payments on senior secured revolving credit facility	(24,000)	(21,000)	(21,000)
Proceeds from revolver borrowings	93,000	27,000	—
Net cash used in financing activities	(31,438)	(9,881)	(34,517)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,209	(1,871)	(13,153)
CASH AND CASH EQUIVALENTS - beginning of year	4,990	6,861	20,014
CASH AND CASH EQUIVALENTS - end of year	$9,199	$4,990	$6,861
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$7,589	$10,232	$13,421
Cash paid for interest	3,160	3,025	2,341
Noncash investing activities - Capital expenditures in accounts payable	495	468	958

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

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal years ended March 31, 2019 (“fiscal 2019”), April 1, 2018 (“fiscal 2018”) and April 2, 2017 (“fiscal 2017”) were 52 weeks. The fiscal year ending March 29, 2020 (“fiscal 2020”) will also be 52 weeks.

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

Revenue Recognition - Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. Revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue upon transfer of control of the promised products to the customer, with revenue recognized at the point in time the customer obtains control of the products. Net sales include products and shipping charges, net of estimates for product returns and any related sales rebates. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales rebates expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized in an amount estimated based on historical experience and contractual obligations.

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

Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

Level 1:  Valuation is based on quoted prices in active markets for identical assets or liabilities.

Level 2:  Valuation is based on quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for the asset or liability.

Level 3:  Valuation is based upon unobservable inputs for the asset or liability that are supported by little or no market activity. These fair values are determined using pricing models for which the assumptions utilize management’s estimates or market participant assumptions.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Cash Equivalents - Cash equivalents include all liquid debt instruments (primarily cash funds and money market accounts) purchased with an original maturity of three months or less. The cash balances, maintained at large commercial banking institutions with strong credit ratings, may, at times, exceed federally insured limits.

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

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost for approximately 69% of our inventory determined using the last-in, first-out (“LIFO”) method. Cost for the other 31% of our total inventory is determined using the first-in, first-out (“FIFO”) method.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. No long-lived assets were determined to be impaired during fiscal years 2019, 2018 or 2017.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter. As of December 31, 2018, we performed an analysis of qualitative factors for our Water Treatment reporting unit to determine whether it is more likely than not that the fair value of this reporting unit was less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for the Water Treatment reporting unit.

We performed a quantitative goodwill impairment test for our Industrial and Health and Nutrition reporting units. This test, used to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including indefinite-lived intangible assets. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. If the carrying amount exceeds the fair value, the reporting unit’s goodwill is considered impaired, and we must recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The fair value of both of these reporting units exceeded their respective carrying values as of December 31, 2018, and accordingly we did not record a goodwill impairment charge.

Goodwill impairment assessments were also completed in the fourth quarters of fiscal 2018 and 2017. We recorded a $39.1 million impairment charge during the fourth quarter of fiscal 2018 in our Health and Nutrition reporting unit. The impairment charge was

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as a result of changes in expectations for future growth as part of our fourth quarter long-term strategic planning process to align with historical experience in recent periods and expected changes in future product mix.

Our primary identifiable intangible assets include customer lists, trade secrets, non-competition agreements, trademarks and trade names acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 14 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative impairment test for fiscal 2019.

Impairment assessments were also completed in the fourth quarters of fiscal 2018 and 2017 which resulted in no impairment charges for either of these fiscal years.

Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date. The deferred tax assets and liabilities are analyzed regularly, and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the consolidated statements of income.

The effects of income tax positions are recognized only if those positions are more likely than not of being sustained. Changes in recognition or measurement are made as facts and circumstances change. See note 13 for further information regarding the recording of a liability and offsetting receivable regarding an uncertain tax position taken by Stauber prior to its acquisition by us.

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

	March 31, 2019	April 1, 2018	April 2, 2017
Weighted average common shares outstanding — basic	10,654,887	10,607,422	10,536,347
Dilutive impact of stock performance units and restricted stock	71,289	36,297	59,763
Weighted average common shares outstanding — diluted	10,726,176	10,643,719	10,596,110

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2019, 2018 or 2017.

Derivative Instruments and Hedging Activities - We are subject to interest rate risk associated with our variable rate debt. We have in place an interest rate swap which was has been designated as a cash flow hedge, the purpose of which is to eliminate the cash flow impact of interest rate changes on a portion of our variable-rate debt. The hedge was measured at fair value on the contract date and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income, until the consolidated statement of income is affected by the variability in cash flows of the designated hedged item. To the extent that the hedge is ineffective, changes in the fair value are recognized in the Statement of Income.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASU 2016-02 as the date of initial application of transition. We adopted this ASU on April 1, 2019, the first day of our fiscal 2020, and elected the transition option provided under ASU 2018-11. Upon adoption, we estimate both assets and liabilities on our Consolidated Balance Sheets will increase by approximately $10 million to reflect the right of use asset and lease liabilities resulting from our operating leases. Changes in our lease population or changes in incremental borrowing rates may alter this estimate. We expect to expand our consolidated financial statement disclosures in connection with adoption of this standard.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which provides accounting requirements for recognition of revenue from contracts with customers. We adopted the new standard effective April 2, 2018, and there was no impact to our financial position or results of operations. See Note 2 for disclosures required upon adoption of this new standard.

In January 2016, the FASB issued ASU 2016-01 which provides guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted the new standard effective April 2, 2018, and there was no impact to our financial position or results of operations.
In February 2018, the FASB issued ASU 2018-02 which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Hawkins early adopted this standard during the fourth quarter of fiscal 2018 and reclassified approximately $0.1 million from other comprehensive income to retained earnings.
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

Note 2 — Revenue

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments.
The following table disaggregates external customer net sales by major revenue stream:

	Fiscal Year Ended March 31, 2019:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$61,231	$21,774	$109,067	$192,072
Manufactured, blended or repackaged products (2)	216,582	126,257	15,685	358,524
Other	4,047	1,459	224	5,730
Total external customer sales	$281,860	$149,490	$124,976	$556,326

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

Note 3 — Derivative Instruments

We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement will terminate on December 23, 2020. The notional amount of the swap agreement is currently $30 million through August 31, 2019 and reduces to $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive income or loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

For the year ended March 31, 2019, we recorded $0.3 million in other comprehensive income related to unrealized losses (net of tax) on the cash flow hedge described above. For each of the years ended April 1, 2018 and April 2, 2017, we recorded $0.3 million in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. Included in other long-term assets on our condensed consolidated balance sheet was $0.4 million as of March 31, 2019 and $0.8 million as of April 1, 2018.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the balances of assets or liabilities measured at fair value on a recurring basis as of March 31, 2019 and April 1, 2018.
 0

	March 31, 2019
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$435	—
Deferred compensation plan assets	$2,637	—	—

	April 1, 2018
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$819	—
Deferred compensation plan assets	1,392	—	—

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 – Assets Held for Sale

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

Note 6 — Inventories

Inventories at March 31, 2019 and April 1, 2018 consisted of the following:

	2019	2018
(In thousands)
Inventory (FIFO basis)	$65,526	$65,322
LIFO reserve	(5,044)	(5,586)
Net inventory	$60,482	$59,736

The FIFO value of inventories accounted for under the LIFO method was $45.2 million at March 31, 2019 and $44.0 million at April 1, 2018. The remainder of the inventory was valued and accounted for under the FIFO method.

We decreased the LIFO reserve by $0.5 million in fiscal 2019 due to lower volumes of certain inventory on hand. In fiscal 2018, the LIFO reserve increased by $4.1 million due to an increase in per-unit inventory costs of certain bulk commodity products and higher volumes of certain inventory on hand.

Note 7 — Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for each of our three reportable segments were as follows:

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Balance as of April 2, 2017	$6,495	$7,000	$84,061	$97,556
Impairment	—	—	(39,116)	(39,116)
Balance as of April 1, 2018 and March 31, 2019	$6,495	$7,000	$44,945	$58,440

The following is a summary of our identifiable intangible assets as of March 31, 2019 and April 1, 2018:

	2019
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$78,383	$(16,910)	$61,473
Trademarks and trade names	6,045	(3,115)	2,930
Other finite-life intangible assets	3,648	(3,552)	96
Total finite-life intangible assets	88,076	(23,577)	64,499
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$89,303	$(23,577)	$65,726

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2018
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$78,383	$(12,419)	$65,964
Trademarks and trade names	6,045	(2,490)	3,555
Other finite-life intangible assets	3,648	(3,215)	433
Total finite-life intangible assets	88,076	(18,124)	69,952
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$89,303	$(18,124)	$71,179

Intangible asset amortization expense was $5.5 million during fiscal 2019, $5.7 million during fiscal 2018, and $6.1 million during fiscal 2017.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2020	2021	2022	2023	2024
Estimated amortization expense	$5,073	$5,028	$4,891	$4,891	$4,891

Note 8 – Debt

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

At March 31, 2019, the effective interest rate on our borrowings was 3.2%. In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs of $0.2 million paid to the lenders in connection with the Credit Agreement, as well as unamortized debt issuance costs of $0.3 million paid in connection with the previous credit facility, are reflected as a reduction of debt and are being amortized as interest expense over the term of the Revolving Loan Facility.
Debt at March 31, 2019 and April 1, 2018 consisted of the following:

(In thousands)	March 31, 2019	April 1, 2018
Senior secured term loan	$—	$85,000
Senior secured revolver	85,000	16,000
Total debt	85,000	101,000
Less: unamortized debt issuance costs	(435)	(374)
Total debt, net of debt issuance costs	84,565	100,626
Less: current portion of long-term debt, net of current unamortized debt issuance costs	(9,907)	(9,864)
Total long-term debt	$74,658	$90,762

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Share-Based Compensation

Performance-Based Restricted Stock Units.  Our Board of Directors has approved a performance-based equity compensation arrangement for our executive officers. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 69,252 shares in the aggregate for fiscal 2019. The restricted shares issued will fully vest two years after the end of the fiscal year on which the performance is based. We record the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for fiscal 2018 and 2019:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2018	28,853	$43.10
Granted	35,075	47.50
Vested	—	—
Forfeited or expired	(12,785)	46.02
Outstanding at end of fiscal 2018	51,143	$45.39
Granted	7,818	31.35
Vested	(24,567)	43.10
Forfeited or expired	(1,511)	47.50
Outstanding at end of fiscal 2019	32,883	$43.66

The weighted average grant date fair value of performance-based restricted shares issued in fiscal 2019 was $31.35, fiscal 2018 was $47.50 and fiscal 2017 was $43.10. We recorded compensation expense on performance-based restricted stock of approximately $1.3 million for fiscal 2019, $0.7 million for fiscal 2018 and $1.4 million for fiscal 2017, substantially all of which was recorded in selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested was $1.1 million in fiscal 2019 and $1.5 million in fiscal 2017. There were no performance-based restricted stock units that vested in fiscal 2018.

Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of March 31, 2019 was $1.8 million and is expected to be recognized over a weighted average period of 1.4 years.

Prior to the adoption of ASU 2016-09 in fiscal 2018, the benefits of tax deductions that varied from the recognized compensation costs from share-based compensation were recorded as a change in additional paid-in capital rather than a reduction in earnings. The amount of excess tax benefit recognized and recorded in additional paid-in capital resulting from share-based compensation cost was $0.1 million in fiscal 2017.

Restricted Stock Awards.  As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are expensed over a one-year vesting period, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2018 and 2019:

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2018	8,092	$43.24
Granted	8,484	41.25
Vested	(8,092)	43.24
Forfeited or expired	—	—
Outstanding at end of fiscal 2018	8,484	$41.25
Granted	8,352	35.90
Vested	(8,484)	41.25
Forfeited or expired	—	—
Outstanding at end of fiscal 2019	8,352	$35.90

Annual expense related to the value of restricted stock was $0.3 million in fiscal 2019, 2018 and 2017, and was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of March 31, 2019 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

Note 10 — Share Repurchases

Our board of directors has authorized the repurchase of up to 800,000 shares of our outstanding common stock, increasing the amount authorized in fiscal 2019 by 500,000 shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. We repurchased 108,166 of common stock at an aggregate purchase price of $4.4 million during fiscal 2019. No shares were repurchased during fiscal 2018 or 2017. As of March 31, 2019, the number of shares available to be purchased under the share repurchase program was 504,380.

Note 11 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans

Company Sponsored Plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code (“IRC”). The profit sharing plan contribution level for each employee depends upon date of hire, and was 2.5% or 5.0% of each employee’s eligible compensation for fiscal 2019, 2018 and 2017. We also have in place a retirement plan covering our collective bargaining unit employees. The retirement plan provides for a contribution of 2.5% or 5.0% of each employee’s eligible annual wages depending on their hire date. In addition to the employer contributions described above, both the profit sharing plan and the retirement plant include a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation.
We have two employee stock ownership plans (“ESOPs”), one covering the majority of our non-bargaining unit employees and the other covering our collective bargaining unit employees. Contributions to the plan covering our non-bargaining unit employees are made at our discretion. Contributions to both plans are subject to a maximum amount allowed under the IRC, and were 2.5% or 5.0% of each employee’s eligible wages, depending on each eligible employee’s hire date, for fiscal 2019, 2018 and 2017.
During fiscal 2017, we established a nonqualified deferred compensation plan covering employees who are classified as “highly compensated employees” as determined by IRS guidelines for the plan year and who were hired on or before April 1, 2012. Employees who are eligible for the nonqualified deferred compensation plan for any plan year are not eligible for the profit sharing plan contribution or the ESOP contributions described above for that plan year. Our contribution to the nonqualified deferred compensation plan for fiscal 2019, 2018 and 2017 was 10% of each employee’s eligible compensation, subject to the maximum amount allowed under the IRC.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common stock at a discount from market. The number of new shares issued under the ESPP was 43,678 in fiscal 2019, 41,304 in fiscal 2018 and 38,986 in fiscal 2017.

The following represents the contribution expense for these company-sponsored plans for fiscal 2019, 2018 and 2017:

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2019	2018	2017
Non-bargaining unit employee plans:
Profit sharing	$899	$779	$741
401(k) matching contributions	2,390	2,143	1,996
ESOP	899	779	741
Nonqualified deferred compensation plan	1,246	1,258	1,383
Bargaining unit employee plans	474	496	509
ESPP - all employees	376	364	364
Total contribution expense	$6,284	$5,819	$5,734

In 2013 we withdrew from a collectively bargained multiemployer pension plan and recorded a liability for our share of the unfunded vested benefits. Payments of $467,000 per year are being made through 2034.

Note 12 — Commitments and Contingencies

Leases. We have various operating leases for buildings and land on which some of our operations are located, trucks utilized for deliveries in certain branches, and certain office equipment. Future minimum lease payments due under operating leases with an initial term of one year or more at March 31, 2019 are as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter
Minimum lease payment	$2,198	$1,783	$1,407	$1,352	$1,183	$5,473
Total rental expense for fiscal years 2019, 2018 and 2017 was as follows:

	2019	2018	2017
(In thousands)
Minimum rentals	$2,994	$2,959	$3,283
Contingent rentals	23	26	28
Total rental expense	$3,017	$2,985	$3,311

Litigation.  As of March 31, 2019, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation: During fiscal 2018, we recorded a liability of $0.6 million related to estimated remediation expenses associated with existing trichloroethylene contamination at our Minneapolis facility. The liability was decreased by $0.2 million during fiscal 2019 to reflect payments made and management’s revised expectations related to the cost of this environmental remediation. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expenses related to remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact.

Asset Retirement Obligations. We have three leases of land which contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. Including available lease extensions, these leases expire in 2023, 2033 and 2044. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: The leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of March 31, 2019. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Income Taxes

The Tax Act included a number of provisions, including lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Under GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted. As such, during fiscal 2018 we revalued our net deferred tax liabilities to reflect the impact of the Tax Act and recorded a one-time benefit of $13.9 million. The accounting for the impact of the Tax Act was finalized during fiscal 2019 and there were no material adjustments to the estimates used under provisional accounting. Our effective tax rate for fiscal 2018 was also impacted by the $39.1 million goodwill impairment charge which was recorded for book purposes but was not deductible for tax purposes.

The provisions for income taxes for fiscal 2019, 2018 and 2017 were as follows:

	2019	2018	2017
(In thousands)
Federal — current	$6,956	$7,024	$11,472
State — current	2,748	1,834	2,546
Total current	9,704	8,858	14,018

Federal — deferred	(334)	(14,393)	(431)
State — deferred	(273)	(364)	(94)
Total deferred	(607)	(14,757)	(525)
Total provision	$9,097	$(5,899)	$13,493

Reconciliations of the provisions for income taxes to the applicable federal statutory income tax rate for fiscal 2019, 2018 and 2017 are listed below.

	2019	2018	2017
Statutory federal income tax	21.0%	31.5%	35.0%
State income taxes, net of federal deduction	5.8%	(8.3)%	4.8%
ESOP dividend deduction on allocated shares	(0.3)%	1.4%	(0.7)%
Domestic production deduction	—%	2.7%	(1.5)%
Goodwill impairment	—%	(81.7)%	—%
Revaluation of net deferred tax liabilities	—%	92.5%	—%
Other — net	0.6%	1.0%	(0.2)%
Total	27.1%	39.1%	37.4%

The tax effects of items comprising our net deferred tax liability as of March 31, 2019 and April 1, 2018 are as follows:

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2019	2018
Deferred tax assets:
Trade receivables	$167	$254
Stock compensation accruals	654	593
Pension withdrawal liability	1,525	1,611
Other	1,853	1,619
Total deferred tax assets	$4,199	$4,077
Deferred tax liabilities:
Inventories	$(3,272)	$(3,047)
Prepaid expenses	(764)	(756)
Excess of tax over book depreciation	(10,000)	(9,811)
Intangible assets	(16,718)	(17,625)
Unrealized gain on interest rate swap	(118)	(221)
Total deferred tax liabilities	$(30,872)	$(31,460)
Net deferred tax liabilities	$(26,673)	$(27,383)

As of March 31, 2019, the Company has determined that it is more likely than not that the deferred tax assets at March 31, 2019 will be realized either through future taxable income or reversals of taxable temporary differences.

During fiscal 2016, we recorded a gross unrecognized tax benefit in other long-term liabilities on our consolidated balance sheet as a result of uncertain income tax positions taken by Stauber Performance Ingredients (“Stauber”) on its tax returns for periods prior to our acquisition. We had no unrecognized tax benefits prior to the Stauber acquisition. The Stauber acquisition agreement provides the Company with indemnification from the prior owners for any tax liabilities relating to pre-acquisition tax returns. Accordingly, we also recorded an offsetting, long-term receivable, and as such any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. During fiscal 2019, 2018 and 2017, the unrecognized tax benefit and the offsetting receivable were reduced to $0.1 million, $0.2 million and $0.8 million, respectively, due to the expiration of the statute of limitations for certain of the taxable periods. We expect these uncertain income tax amounts to decrease through September 2019 as the applicable examination periods for the relevant taxing authorities expire.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

Note 14 — Segment Information

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segments	Industrial	Water Treatment	Health and Nutrition	Total
(In thousands)
Fiscal Year Ended March 31, 2019:
Sales	$281,860	$149,490	$124,976	$556,326
Gross profit	34,900	37,986	23,050	95,936
Selling, general, and administrative expenses	22,759	19,498	16,861	59,118
Operating income	12,141	18,488	6,189	36,818
Identifiable assets*	$162,926	$58,274	$146,042	$367,242
Capital expenditures	$7,319	$4,506	$793	$12,618
Fiscal Year Ended April 1, 2018:
Sales	$247,374	$138,465	$118,330	$504,169
Gross profit	29,619	36,268	20,873	86,760
Selling, general, and administrative expenses	21,159	19,426	18,818	59,403
Goodwill impairment	—	—	39,116	39,116
Operating income (loss)	8,460	16,842	(37,061)	(11,759)
Identifiable assets*	$165,052	$58,513	$153,123	$376,688
Capital expenditures	$10,265	$7,228	$2,210	$19,703
Fiscal Year Ended April 2, 2017:
Sales	$238,555	$128,954	$116,084	$483,593
Gross profit	38,886	35,962	23,225	98,073
Selling, general, and administrative expenses	21,818	19,798	17,765	59,381
Operating income	17,068	16,164	5,460	38,692
Identifiable assets*	$159,032	$53,445	$192,047	$404,524
Capital expenditures	$10,529	$7,777	$3,310	$21,616

* Unallocated assets, consisting primarily of cash and cash equivalents, investments and prepaid expenses, were $18.4 million at March 31, 2019, $14.3 million at April 1, 2018 and $13.1 million at April 2, 2017.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)	Fiscal 2019
	First	Second	Third	Fourth
Sales	$149,800	$145,324	$128,151	$133,051
Gross profit	28,457	25,772	21,033	20,674
Selling, general, and administrative expenses	14,979	14,941	14,312	14,886
Operating income	13,478	10,831	6,721	5,788
Net income	9,123	7,409	4,130	3,771
Basic earnings per share	$0.86	$0.69	$0.39	$0.35
Diluted earnings per share	$0.85	$0.69	$0.39	$0.35

	Fiscal 2018
	First	Second	Third	Fourth
Sales	$133,731	$125,395	$118,053	$126,990
Gross profit	25,999	24,115	18,840	17,806
Selling, general, and administrative expenses	15,766	14,828	14,139	14,670
Goodwill impairment	—	—	—	39,116
Operating income (loss)	10,233	9,287	4,701	(35,980)
Net income (loss)	5,831	5,210	17,143	(37,361)
Basic earnings (loss) per share	$0.55	$0.49	$1.62	$(3.51)
Diluted earnings (loss) per share	$0.55	$0.49	$1.61	$(3.50)

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 31, 2019.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 31, 2019 which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 2, 2018 (the “2019 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2019 Proxy Statement, no other portions of the 2019 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current executive officers, their ages and offices held, are set forth below:

Name	Age	Office
Patrick H. Hawkins	48	Chief Executive Officer and President
Jeffrey P. Oldenkamp	46	Vice President, Chief Financial Officer, and Treasurer
Richard G. Erstad	55	Vice President, General Counsel and Secretary
Drew M. Grahek	49	Vice President — Operations
Thomas J. Keller	59	Vice President — Water Treatment Group
Theresa R. Moran	56	Vice President — Purchasing, Logistics and Sales Support
Shirley A. Rozeboom	57	Vice President — Health and Nutrition
John R. Sevenich	61	Vice President — Industrial Group

Patrick H. Hawkins has been our Chief Executive Officer and President and member of our board since March 2011. Mr. Hawkins has held the position of President since March 2010. He joined the Company in 1992 and served as the Business Director - Food and Pharmaceuticals, a position he held from 2009 to 2010. Previously he served as Business Manager - Food and Co-Extrusion Products from 2007 to 2009 and Sales Representative - Food Ingredients from 2002 to 2007. He previously served the Company in various other capacities, including Plant Manager, Quality Director and Technical Director.

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

Richard G. Erstad has been our Vice President, General Counsel and Secretary since November 2008. Mr. Erstad was General Counsel and Secretary of BUCA, Inc., a restaurant company, from 2005 to 2008. Mr. Erstad had previously been an attorney with the corporate group of Faegre & Benson LLP, a law firm, from 1996 to 2005, where his practice focused on securities law and mergers and acquisitions. He is a member of the Minnesota Bar.

Drew M. Grahek has been our Vice President - Operations since September 2018.  Prior to joining Hawkins, Mr. Grahek was Adjunct Faculty at the University of Minnesota College of Continuing Education and a Business Administrator in the Archdiocese of St. Paul and Minneapolis from 2017 to 2018; Director of Service Operations and Supply Chain with Ulta Beauty, Inc. from 2016 to 2017; and Director of Stores with Field and Stream Outdoor Stores, a division of Dick’s Sporting Goods, Inc. from 2015 to 2016.  Previously, he spent a total of 23 years at Target Corporation in a variety of operations, merchandising and property management positions.

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

Shirley A. Rozeboom was named Vice President - Health and Nutrition in April 2019. Ms. Rozeboom had held the position of Senior Vice President of Sales for Stauber since 2012. Previously, she held the positions of Director of Sales at Stauber from 2008 to 2012 and Account Executive from 2000 to 2008.

John R. Sevenich has been our Vice President - Industrial Group since May 2000. Mr. Sevenich was the Business Unit Manager of Manufacturing from 1998 to 2000 and was a Sales Representative with the Company from 1989 to 1998.

The disclosure under the headings “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” of the 2019 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
“Compensation of Executive Officers and Directors” of the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure under the headings “Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” of the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure under the headings “Election of Directors” and “Related Party Transactions” of the 2019 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure under the heading “Independent Registered Public Accounting Firm’s Fees” of the 2019 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 31, 2019 and April 1, 2018.

Consolidated Statements of Income for the fiscal years ended March 31, 2019, April 1, 2018 and April 2, 2107.

Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2019, April 1, 2018 and April 2, 2017.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2019, April 1, 2018 and April 2, 2017.

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2019, April 1, 2018 and April 2, 2017.

Notes to Consolidated Financial Statements.

(a)(2)	FINANCIAL STATEMENT SCHEDULES OF THE COMPANY

The additional financial data listed below is included as a schedule to this Annual Report on Form 10-K and should be read in conjunction with the financial statements presented in Part II, Item 8. Schedules not included with this additional financial data have been omitted because they are not required, or the required information is included in the financial statements or the notes.

The following financial statement schedule for the fiscal years 2019, 2018 and 2017.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

Exhibit Index
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under file number 0-7647.

Exhibit	Description	Method of Filing

3.1	Amended and Second Restated Articles of Incorporation.(1)	Incorporated by Reference

3.2	Amended and Restated By-Laws.(2)	Incorporated by Reference

4.1	Description of Securities	Filed Electronically

10.1*	Hawkins, Inc. 2010 Omnibus Incentive Plan.(3)	Incorporated by Reference

10.2*	Form of Performance-Based Unit Award Notice and Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(4)	Incorporated by Reference

10.3*	Form of Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(5)	Incorporated by Reference

10.4*	Hawkins, Inc. Executive Severance Plan.(6)	Incorporated by Reference

10.5	Commitment Letter, dated November 23, 2015, by and among the Company, U.S.Bank National Association, and JP Morgan Chase Bank, N.A. (7)	Incorporated by Reference

10.6	Credit Agreement dated as of December 23, 2015 among the Company, U.S. Bank National Association, and certain financial institutions.(8)	Incorporated by Reference

10.7	Employee Stock Purchase Plan, as amended. (9)	Incorporated by Reference

10.80	Amended and Restated Credit Agreement, dated as of November 30, 2018, among the Company, U.S. Bank National Association, and certain financial institutions. (10)	Incorporated by Reference
21	Subsidiaries of the registrant (11)	Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101
Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended March 31, 2019, filed with the SEC on May 23, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at March 31, 2019 and April 1, 2018, (ii) the Consolidated Statements of Income for the fiscal years ended March 31, 2019, April 1, 2018, and April 2, 2017, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2019, April 1, 2018, and April 2, 2017, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2019, April 1, 2018, and April 2, 2017, (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2019, April 1, 2018, and April 2, 2017, and (iv) Notes to Consolidated Financial Statements.
Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2011 (file no. 333-174735).

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 23, 2015

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2015.

(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed November 2, 2018 (File no. 333-228128).

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed December 3, 2018 (File no. 000-07647).

(11)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed May 31, 2018 (File no. 000-07647),

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

Date:	May 23, 2019	By	/s/ Patrick H. Hawkins
Patrick H. Hawkins, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed below by the following persons on behalf of the Company and in the capacities indicated on the date set forth beside their signature.

/s/ Patrick H. Hawkins	Date:	May 23, 2019
Patrick H. Hawkins, Chief Executive Officer and President (Principal Executive Officer) and Director

/s/ Jeffrey P. Oldenkamp	Date:	May 23, 2019
Jeffrey P. Oldenkamp, Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ John S. McKeon	Date:	May 23, 2019
John S. McKeon, Director, Chairman of the Board

/s/ Daniel J. Stauber	Date:	May 23, 2019
Daniel J. Stauber, Director

/s/ Duane M. Jergenson	Date:	May 23, 2019
Duane M. Jergenson, Director

/s/ James A. Faulconbridge	Date:	May 23, 2019
James A. Faulconbridge, Director

/s/ James T. Thompson	Date:	May 23, 2019
James T. Thompson, Director

/s/ Jeffrey L. Wright	Date:	May 23, 2019
Jeffrey L. Wright, Director

/s/ Mary J. Schumacher	Date:	May 23, 2019
Mary J. Schumacher, Director

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED MARCH 31, 2019, APRIL 1, 2018 AND APRIL 2, 2017

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Fiscal Year Ended March 31, 2019:
Allowance for doubtful accounts	942	$92	$—	$414	620
Fiscal Year Ended April 1, 2018:
Allowance for doubtful accounts	$468	$509	$—	$35	$942
Fiscal Year Ended April 2, 2017:
Allowance for doubtful accounts	$602	$79	$—	$213	$468