Form 10-Q
period 2019-06-30
HAWKINS INC
filed 2019-07-31
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Commission file number 0-7647

HAWKINS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0771293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 Rosegate, Roseville, Minnesota	55113
(Address of principal executive offices)	(Zip code)

(612) 331-6910
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.05 per share	HWKN	Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 26, 2019
Common Stock, par value $.05 per share	10,665,227

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 30, 2019	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,607	$9,199
Trade receivables — less allowance for doubtful accounts:
$916 as of June 30, 2019 and $620 as of March 31, 2019	69,026	63,966
Inventories	58,693	60,482
Income taxes receivable	—	527
Prepaid expenses and other current assets	4,777	5,235
Total current assets	138,103	139,409
PROPERTY, PLANT, AND EQUIPMENT:	253,544	244,861
Less accumulated depreciation	129,996	126,233
Net property, plant, and equipment	123,548	118,628
OTHER ASSETS:
Right-of-use assets	9,941	—
Goodwill	58,440	58,440
Intangible assets, net	64,457	65,726
Other	4,468	3,396
Total other assets	137,306	127,562
Total assets	$398,957	$385,599
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$31,971	$29,314
Accrued payroll and employee benefits	5,947	12,483
Income tax payable	2,983	—
Current portion of long-term debt	9,907	9,907
Short-term lease liability	1,707	—
Container deposits	1,362	1,299
Other current liabilities	1,812	2,393
Total current liabilities	55,689	55,396
LONG-TERM DEBT, LESS CURRENT PORTION	74,682	74,658
LONG-TERM LEASE LIABILITY	8,206	—
PENSION WITHDRAWAL LIABILITY	5,233	5,316
DEFERRED INCOME TAXES	26,606	26,673
OTHER LONG-TERM LIABILITIES	5,149	5,695
Total liabilities	175,565	167,738
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,563,774 and 10,592,450 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	528	530
Additional paid-in capital	50,974	52,609
Retained earnings	171,752	164,405
Accumulated other comprehensive income	138	317
Total shareholders’ equity	223,392	217,861
Total liabilities and shareholders’ equity	$398,957	$385,599
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	June 30, 2019	July 1, 2018
Sales	$147,336	$149,800
Cost of sales	(118,539)	(121,343)
Gross profit	28,797	28,457
Selling, general and administrative expenses	(14,836)	(14,979)
Operating income	13,961	13,478
Interest expense, net	(763)	(934)
Other income (expense)	117	(2)
Income before income taxes	13,315	12,542
Income tax expense	(3,508)	(3,419)
Net income	$9,807	$9,123

Weighted average number of shares outstanding - basic	10,604,306	10,648,226
Weighted average number of shares outstanding - diluted	10,665,709	10,682,060

Basic earnings per share	$0.92	$0.86
Diluted earnings per share	$0.92	$0.85

Cash dividends declared per common share	$0.23	$—
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	June 30, 2019	July 1, 2018
Net income	$9,807	$9,123
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(179)	27
Total comprehensive income	$9,628	$9,150
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 1, 2018	10,631,992	$532	$53,877	$147,242	$596	$202,247
Cash dividends declared						—
Share-based compensation expense			470			470
Vesting of restricted stock	24,567	1	(1)			—
Shares surrendered for payroll taxes	(8,105)	—	(265)			(265)
ESPP shares issued	22,531	1	676			677
Shares repurchased	—					—
Other comprehensive income, net of tax					27	27
Net income				9,123		9,123
BALANCE — July 1, 2018	10,670,985	$534	$54,757	$156,365	$623	$212,279

BALANCE — March 31, 2019	10,592,450	$530	$52,609	$164,405	$317	$217,861
Cash dividends declared				(2,460)		(2,460)
Share-based compensation expense			509			509
Vesting of restricted stock	27,620	1	(1)			—
Shares surrendered for payroll taxes	(9,160)	(1)	(342)			(343)
Shares repurchased	(47,136)	(2)	(1,801)			(1,803)
Other comprehensive income, net of tax					(179)	(179)
Net income				9,807		9,807
BALANCE — June 30, 2019	10,563,774	$528	$50,974	$171,752	$138	$223,392
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	June 30, 2019	July 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,807	$9,123
Reconciliation to cash flows:
Depreciation and amortization	5,353	5,507
Operating leases	69	—
Amortization of debt issuance costs	23	34
Loss (gain) on deferred compensation assets	(117)	2
Stock compensation expense	509	470
Loss on property disposals	6	78
Changes in operating accounts providing (using) cash:
Trade receivables	(5,044)	(4,432)
Inventories	1,789	(6,631)
Accounts payable	2,742	3,536
Accrued liabilities	(7,667)	(3,708)
Income taxes	3,510	3,419
Other	(870)	(583)
Net cash provided by operating activities	10,110	6,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(9,159)	(2,371)
Other	63	35
Net cash used in investing activities	(9,096)	(2,336)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,460)	(4,704)
New shares issued	—	677
Shares surrendered for payroll taxes	(343)	(265)
Shares repurchased	(1,803)	—
Net proceeds from revolver borrowings	—	2,500
Payments on term loan borrowings	—	(2,500)
Net cash used in financing activities	(4,606)	(4,292)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,592)	187
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,199	4,990
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,607	$5,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$756	$872
Noncash investing activities - capital expenditures in accounts payable	$410	$211
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year.

References to fiscal 2019 refer to the fiscal year ended March 31, 2019 and references to fiscal 2020 refer to the fiscal year ending March 29, 2020.

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, property, plant and equipment, right-of-use assets, goodwill, intangibles, accrued expenses, short-term and long-term lease liability, income taxes and related accounts and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, previously filed with the SEC. With the exception of our policy regarding leases (see below), there has been no significant change in our accounting policies since the end of fiscal 2019.

Leases. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets include operating leases. Lease liabilities for operating leases are classified in “short-term lease liabilities” and “long-term lease liabilities” in our condensed consolidated balance sheet.

Operating assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Lease and non-lease components are generally accounted for separately for real estate leases. For non-real estate leases, we account for the lease and non-lease components as a single lease component.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is our fiscal year beginning March 30, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

On April 1, 2019, we adopted ASU 2016-02, which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the income statement. We adopted this ASU using the modified retrospective method. See Note 11 to the condensed consolidated financial statements for further details.

Note 2 - Revenue

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

The following tables disaggregate external customer net sales by major revenue stream for the three months ended June 30, 2019 and July 1, 2018:

	Three months ended June 30, 2019
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$15,090	$4,708	$24,603	$44,401
Manufactured, blended or repackaged products (2)	59,394	38,150	4,144	101,688
Other	841	394	12	1,247
Total external customer sales	$75,325	$43,252	$28,759	$147,336

	Three months ended July 1, 2018
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$14,936	$5,822	$30,677	$51,435
Manufactured, blended or repackaged products (2)	58,032	34,659	4,185	96,876
Other	1,050	388	51	1,489
Total external customer sales	$74,018	$40,869	$34,913	$149,800

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

Net sales include products and shipping charges, net of estimates for product returns and any related sales rebates. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. Our criteria for recording revenue is consistent between our operating segments and types of products sold. We recognize revenue upon transfer of control of the promised products to the customer, with revenue recognized at the point in time the customer obtains control of the products. In arrangements where product is shipped directly from the vendor to our customer, we act as the principal in the transaction as we direct the other party to provide the product to our customer on our behalf, take inventory risk, establish the selling price, and are exposed to credit risk for the collection of the invoiced amount. If there were circumstances where we were to manufacture products for customers that were unique to their specifications and we would be prohibited by contract to use the product for any alternate use, we would recognize revenue over time if all criteria were met. We have made a policy election to treat shipping costs for FOB shipping point sales as fulfillment costs. As such, we recognize revenue for all shipping charges, if applicable, at the same time we recognize revenue on the products delivered. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales rebates expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized in an amount estimated based on historical experience and contractual obligations. We periodically review the assumptions underlying our estimates of discounts and volume rebates and adjust revenues accordingly.

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the dilutive impact of incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended
	June 30, 2019	July 1, 2018
Weighted-average common shares outstanding—basic	10,604,306	10,648,226
Dilutive impact of performance units and restricted stock	61,403	33,834
Weighted-average common shares outstanding—diluted	10,665,709	10,682,060

For each of the three months ended June 30, 2019 and July 1, 2018, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

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

For the three months ended June 30, 2019, we recorded $0.2 million in other comprehensive income related to unrealized losses (net of tax) on the cash flow hedge described above. For the three months ended July 1, 2018, we recorded a nominal amount in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. Included in other long-term assets on our condensed consolidated balance sheet was $0.2 million as of June 30, 2019 and $0.4 million as of March 31, 2019 related to the cash flow hedge. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

The following tables summarize the balances of assets measured at fair value on a recurring basis as of June 30, 2019 and March 31, 2019.
 0

	June 30, 2019
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$190	—
Deferred compensation plan assets	$4,007	—	—

	March 31, 2019
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$435	—
Deferred compensation plan assets	$2,637	—	—

Note 6– Assets Held for Sale

In fiscal 2019, management entered into a plan of action to dispose of an office building in St. Louis, Missouri currently utilized in the administration of our Industrial segment. The amount of office space in this facility is no longer needed due to current staffing levels, and management expects to relocate affected employees to leased space. The building is listed for sale at a price in excess of its current book value, and thus no impairment has been recognized. The $0.9 million net book value of this property is recorded as an asset held for sale within “Prepaid expenses and other current assets” on our balance sheet.

Note 7 – Inventories

Inventories at June 30, 2019 and March 31, 2019 consisted of the following:

	June 30, 2019	March 31, 2019
(In thousands)
Inventory (FIFO basis)	$63,749	$65,526
LIFO reserve	(5,056)	(5,044)
Net inventory	$58,693	$60,482

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $43.8 million at June 30, 2019 and $45.2 million at March 31, 2019. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve increased nominally during the three months ended June 30, 2019 and increased $0.3 million during the three months ended July 1, 2018. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 8 – Goodwill and Intangible Assets

The carrying amount of goodwill was $58.4 million as of June 30, 2019 and March 31, 2019, of which $44.9 million was related to our Health and Nutrition segment.

A summary of our intangible assets as of June 30, 2019 and March 31, 2019 is as follows:

	June 30, 2019			March 31, 2019
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$78,383	$(18,032)	$60,351	$78,383	$(16,910)	$61,473
Trademarks and trade names	6,045	(3,247)	2,798	6,045	(3,115)	2,930
Other finite-life intangible assets	3,648	(3,567)	81	3,648	(3,552)	96
Total finite-life intangible assets	88,076	(24,846)	63,230	88,076	(23,577)	64,499
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(24,846)	$64,457	$89,303	$(23,577)	$65,726

Note 9 – Debt

Debt at June 30, 2019 and March 31, 2019 consisted of the following:

	June 30, 2019	March 31, 2019

(In thousands)
Senior secured revolving loan	$85,000	$85,000
Less: unamortized debt issuance costs	(411)	(435)
Total debt, net of debt issuance costs	84,589	84,565
Less: current portion of long-term debt	(9,907)	(9,907)
Total long-term debt	$74,682	$74,658

Note 10 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the three months ended June 30, 2019 was 26.3% and was 27.3% for the three months ended July 1, 2018. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

As of June 30, 2019 and March 31, 2019, our balance sheet included a long-term liability for uncertain tax positions of $0.1 million, which arose from tax positions taken by Stauber Performance Ingredients, Inc. (“Stauber”) on its tax returns for periods prior to our acquisition. Because the Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns, we have also recorded an offsetting, long-term receivable of $0.1 million as of June 30, 2019 and March 31, 2019. As a result, any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. We expect these uncertain income tax amounts to decrease through September 2019 as the applicable examination periods for the relevant taxing authorities expire.

Note 11 – Leases

Adoption of ASU 2016-02, Leases. On April 1, 2019, we adopted ASU 2016-02 using the modified retrospective method applied to existing leases in place as of April 1, 2019. Leases entered into after April 1, 2019 are presented under the provisions of ASU 2016-02, while prior periods are not adjusted and continue to be reported in accordance with previous accounting guidance. Leases commencing or renewing after the adoption date are evaluated based on the guidance in ASU 2016-02 and may result in more finance leases being recognized even for the renewal of previously classified operating leases.

We elected to adopt the ‘package of practical expedients’, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the short-term lease recognition exemption for all leases that qualified. This means, for those leases that qualified, we did not recognize right-of-use assets or lease liabilities, and this included not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate, and this included not separating lease and non-lease components for all leases other than leases of real estate in transition.

We adopted ASU 2016-02 using the modified retrospective method, recognizing the cumulative effect of application as an adjustment to the opening balance sheet. The standard had a material impact on our condensed consolidated balance sheet, but did not have a material impact on our condensed consolidated statement of income or cash flows. The most significant impact was the recognition of the ROU asset and lease liabilities for operating leases, both of which were approximately $10.4 million upon adoption.

Lease Obligations. As of June 30, 2019, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 25 years, some of which may include options to extend the lease for up to 10 years.

As of June 30, 2019, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.

Expense for leases less than 12 months for the three months ended June 30, 2019 was not material. Total lease expense for the three months ended June 30, 2019 was $0.7 million.

Other information related to our operating leases was as follows:

(In thousands)	June 30, 2019
Supplemental Cash Flow Information
Operating cash flows from leases	$69
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.15
Weighted average discount rate	4.1%

Maturities of lease liabilities as of June 30, 2019 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2020	$1,978
Fiscal 2021	1,583
Fiscal 2022	1,306
Fiscal 2023	1,176
Fiscal 2024	1,114
Thereafter	4,959
Total	$12,116
Less: Interest	(2,203)
Present value of lease liabilities	$9,913

As we have not restated prior year information for our adoption of ASC Topic 842, the following represents our future minimum lease payments for operating leases under ASC Topic 840 on March 31, 2019:

(In thousands)	Operating Leases
Fiscal 2020	$2,198
Fiscal 2021	1,783
Fiscal 2022	1,407
Fiscal 2023	1,352
Fiscal 2024	1,183
Thereafter	5,473
Total	$13,396

Note 12 – Share-Based Compensation

Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2020 and fiscal 2019. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 69,632 shares in the aggregate for fiscal 2020. The restricted shares issued, if any, will fully vest two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the three months ended June 30, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	32,883	$43.66
Granted	69,252	34.49
Vested	(27,620)	46.01
Unvested at end of period	74,515	$34.27

We recorded compensation expense related to performance share units and restricted stock of $0.3 million for both the three months ended June 30, 2019 and July 1, 2018. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their Board of Director services. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of June 30, 2019, there were 8,352 shares of restricted stock with a grant date fair value of $35.90 outstanding under this program. Compensation expense for both the three months ended June 30, 2019 and July 1, 2018 related to restricted stock awards to the Board was $0.1 million.

Note 13 – Share Repurchase Program

Our board of directors has authorized the repurchase of up to 800,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended June 30, 2019, we repurchased 47,136 shares at an aggregate purchase price of $1.8 million. No shares were repurchased during the first three months of fiscal 2019. As of June 30, 2019, 457,244 shares remained available to be repurchased under the share repurchase program.

Note 14 – Litigation, Commitments and Contingencies

Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation. During fiscal 2018, we recorded a liability of $0.6 million related to estimated remediation expenses associated with existing contamination at our Minneapolis facility. The liability was $0.3 million as of June 30, 2019 and $0.4 million as of March 31, 2019. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expenses related to remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact at this time.

Note 15 – Segment Information

We have three reportable segments: Industrial, Water Treatment, and Health and Nutrition. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our fiscal 2019 Annual Report on Form 10-K.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended June 30, 2019:
Sales	$75,325	$43,252	$28,759	$147,336
Gross profit	10,915	12,091	5,791	28,797
Selling, general, and administrative expenses	6,096	4,988	3,752	14,836
Operating income	4,819	7,103	2,039	13,961
Three months ended July 1, 2018:
Sales	$74,018	$40,869	$34,913	$149,800
Gross profit	10,443	11,437	6,577	28,457
Selling, general, and administrative expenses	5,487	5,101	4,391	14,979
Operating income	4,956	6,336	2,186	13,478

No significant changes to identifiable assets by segment occurred during the three months ended June 30, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2019 as compared to the similar period ended July 1, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“fiscal 2019”). References to “fiscal 2020” refer to the fiscal year ending March 29, 2020.
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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended
	June 30, 2019	July 1, 2018
Sales	100.0%	100.0%
Cost of sales	(80.5)%	(81.0)%
Gross profit	19.5%	19.0%
Selling, general and administrative expenses	(10.1)%	(10.0)%
Operating income	9.4%	9.0%
Interest expense, net	(0.5)%	(0.6)%
Other income (expense)	0.1%	—%
Income before income taxes	9.0%	8.4%
Income tax expense	(2.4)%	(2.3)%
Net income	6.6%	6.1%

Three Months Ended June 30, 2019 Compared to Three Months Ended July 1, 2018
Sales
Sales decreased $2.5 million, or 1.6%, to $147.3 million for the three months ended June 30, 2019, as compared to $149.8 million for the same period of the prior year.
Industrial Segment. Industrial segment sales increased $1.3 million, or 1.8%, to $75.3 million for the three months ended June 30, 2019, as compared to $74.0 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 20% of sales dollars for both the three months ended June 30, 2019 and for the same period in the prior year. Sales dollars increased from the prior year due to an increase in overall sales volumes, primarily volumes of our specialty products. The increased sales volumes of bulk and specialty products was partially attributable to heavy rains and flooding along the Mississippi River, which increased demand from certain customers.
Water Treatment Segment. Water Treatment segment sales increased $2.4 million, or 5.8%, to $43.3 million for the three months ended June 30, 2019, as compared to $40.9 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 11% of sales dollars for the three months ended June 30, 2019 and 14% of sales dollars for the same period in the prior year. The increase in sales dollars was driven by increased volumes sold of certain specialty products that carry higher per-unit selling prices.
Health & Nutrition Segment. Health and Nutrition segment sales decreased $6.2 million, or 17.6%, to $28.8 million for the three months ended June 30, 2019, as compared to $34.9 million the same period of the prior year. The decrease in sales was driven by decreased sales of certain specialty distributed products. The majority of the decrease was due to a previously anticipated temporary worldwide supply shortage of a significant product and the ramp-up of sales with new partners replacing previous product lines.
Gross Profit
Gross profit was $28.8 million, or 19.5% of sales, for the three months ended June 30, 2019, an increase of $0.3 million from $28.5 million, or 19.0% of sales, for the same period of the prior year. During the three months ended June 30, 2019, the LIFO reserve did not change and, therefore, did not impact gross profit. In the same period of the prior year, the LIFO reserve increased, and gross profit decreased, by $0.3 million.
Industrial Segment. Gross profit for the Industrial segment increased $0.5 million to $10.9 million, or 14.5% of sales, for the three months ended June 30, 2019, as compared to $10.4 million, or 14.1% of sales, for the same period of the prior year. During the current quarter, the LIFO reserve did not change and, therefore, did not impact gross profit. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.3 million. Total gross profit increased from a year ago due to the increase in sales as well as decreased operational costs.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.7 million to $12.1 million, or 28.0% of sales, for the three months ended June 30, 2019, as compared to $11.4 million, or 28.0% of sales, for the same period of the prior year. During the current and prior year quarters, the LIFO reserve did not change and, therefore, did not impact gross profit. Gross profit increased as a result of higher sales compared to a year ago, offset somewhat by higher operating costs.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $0.8 million to $5.8 million, or 20.1% of sales, for the three months ended June 30, 2019, as compared to $6.6 million, or 18.8% of sales, for the same period of the prior year. Gross profit decreased as a result of lower sales.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $14.8 million, or 10.1% of sales, for the three months ended June 30, 2019, a decrease of $0.2 million from $15.0 million, or 10.0% of sales, for the same period of the prior year.
Operating Income
Operating income increased $0.5 million to $14.0 million, or 9.4% of sales, for the three months ended June 30, 2019, as compared to $13.5 million, or 9.0% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense was $0.8 million for the three months ended June 30, 2019 compared to $0.9 million for the same period of the prior year. Interest expense decreased due to lower outstanding borrowings compared to the prior year.

Other (expense) income
Other income was $0.1 million for the three months ended June 30, 2019, an increase of $0.1 million compared to nominal other expense for the first quarter of last fiscal year. Other (expense) income represents gains or losses recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain or loss is offset by a similar reduction or increase to compensation expense recorded within SG&A expenses.
Income Tax Provision

Our effective income tax rate was 26.3% for the three months ended June 30, 2019. Our effective tax rate for the three months ended July 1, 2018 was 27.3%. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash was $5.6 million at June 30, 2019, a decrease of $3.6 million as compared with the $9.2 million available as of March 31, 2019.
Cash provided by operating activities was $10.1 million for the three months ended June 30, 2019, compared to cash provided by operating activities of $6.8 million for the same period of the prior year. The year-over-year increase in cash provided by operating activities was primarily driven by the change in inventories, with total inventory decreasing in the first quarter of fiscal 2020 compared to a large increase in the first quarter of fiscal 2019. Due to flooding along the Mississippi River in the first quarter of fiscal 2020, we were only able to receive a limited number of barges of bulk chemicals into inventory, and thus our total inventory levels declined. In the first quarter of the prior year, we were able to receive a larger number of barges. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase as the majority of barges are received during this period.
Cash used in investing activities was $9.1 million for the three months ended June 30, 2019, compared to $2.3 million for the same period of the prior year. Capital expenditures were $9.2 million for the three months ended June 30, 2019, compared to $2.4 million in the same period of the prior year. We purchased our previously leased corporate headquarters facility in the first quarter of the current fiscal year, which drove the increase in capital spending.
Cash used in financing activities was $4.6 million for the three months ended June 30, 2019, compared to cash provided by financing activities of $4.3 million in the same period of the prior year. Included in financing activities in the current year were dividend payments of $2.5 million and share repurchases of $1.8 million. In the first three months of the prior year, we made dividend payments of $4.7 million. The year-over-year change in dividend payments resulted from changing from semi-annual dividends previously to quarterly payments made currently.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board of Directors has authorized the repurchase of up to 800,000 shares of our outstanding common stock, including an increase of 500,000 shares in February 2019. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the first quarter of fiscal 2020, we repurchased 47,136 shares of common stock with an aggregate purchase price of $1.8 million. No shares were repurchased during the first quarter of fiscal 2019. As of June 30, 2019, 457,244 shares remained available for purchase under the program

We are party to an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States.  Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At June 30, 2019, the effective interest rate on our borrowing was 3.1%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the lenders are being amortized as interest expense over the term of the Credit Agreement. As of June 30, 2019, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of June 30, 2019.

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
Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Credit Facility. A 25-basis point change in interest rates would potentially increase or decrease our annual interest expense by approximately $0.1 million. We have in place an interest rate swap that converts a portion of our variable-rate debt into a fixed-rate obligation. The swap agreement began September 1, 2017 and will end on December 23, 2020. The notional amount of the swap agreement is currently $30 million through August 31, 2019 and reduces to $20 million from September 1, 2019 through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
4/1/2019 - 4/28/2019	9,160	(1)	$37.49	—	504,380
4/29/2019 - 5/26/2019	—		—	—	504,380
5/27/2019 - 6/30/2019	47,136		$38.29	47,136	457,244
Total	56,296			47,136

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
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 30, 2019 filed with the SEC on July 31, 2019 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at June 30, 2019 and March 31, 2019, (ii) the Condensed Consolidated Statements of Income for the three months ended June 30, 2019 and July 1, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019 and July 1, 2018, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three months ended June 30, 2019 and July 1, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and July 1, 2018, and (vi) Notes to Condensed Consolidated Financial Statements.
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
Dated: July 31, 2019