Form 10-Q
period 2019-09-29
HAWKINS INC
filed 2019-10-30
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 25, 2019
Common Stock, par value $.05 per share	10,628,976

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 29, 2019	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,056	$9,199
Trade receivables — less allowance for doubtful accounts:
$909 as of September 29, 2019 and $620 as of March 31, 2019	65,396	63,966
Inventories	60,804	60,482
Income taxes receivable	—	527
Prepaid expenses and other current assets	2,848	5,235
Total current assets	133,104	139,409
PROPERTY, PLANT, AND EQUIPMENT:	257,996	244,861
Less accumulated depreciation	133,578	126,233
Net property, plant, and equipment	124,418	118,628
OTHER ASSETS:
Right-of-use assets	9,529	—
Goodwill	58,440	58,440
Intangible assets, net	63,189	65,726
Other	4,362	3,396
Total other assets	135,520	127,562
Total assets	$393,042	$385,599
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$29,624	$29,314
Accrued payroll and employee benefits	8,862	12,483
Income tax payable	735	—
Current portion of long-term debt	9,907	9,907
Short-term lease liability	1,664	—
Container deposits	1,352	1,299
Other current liabilities	1,709	2,393
Total current liabilities	53,853	55,396
LONG-TERM DEBT, LESS CURRENT PORTION	64,705	74,658
LONG-TERM LEASE LIABILITY	7,873	—
PENSION WITHDRAWAL LIABILITY	5,148	5,316
DEFERRED INCOME TAXES	26,581	26,673
OTHER LONG-TERM LIABILITIES	5,447	5,695
Total liabilities	163,607	167,738
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,546,453 and 10,592,450 shares issued and outstanding as of September 29, 2019 and March 31, 2019, respectively	527	530
Additional paid-in capital	50,282	52,609
Retained earnings	178,557	164,405
Accumulated other comprehensive income	69	317
Total shareholders’ equity	229,435	217,861
Total liabilities and shareholders’ equity	$393,042	$385,599

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Sales	$140,043	$145,324	$287,379	$295,124
Cost of sales	(112,049)	(119,552)	(230,588)	(240,895)
Gross profit	27,994	25,772	56,791	54,229
Selling, general and administrative expenses	(14,817)	(14,941)	(29,653)	(29,920)
Operating income	13,177	10,831	27,138	24,309
Interest expense, net	(666)	(811)	(1,429)	(1,745)
Other income	26	78	143	76
Income before income taxes	12,537	10,098	25,852	22,640
Income tax expense	(3,287)	(2,689)	(6,795)	(6,108)
Net income	$9,250	$7,409	$19,057	$16,532

Weighted average number of shares outstanding - basic	10,575,538	10,675,833	10,589,922	10,662,210
Weighted average number of shares outstanding - diluted	10,633,117	10,719,059	10,663,864	10,714,381

Basic earnings per share	$0.87	$0.69	$1.80	$1.55
Diluted earnings per share	$0.87	$0.69	$1.79	$1.54

Cash dividends declared per common share	$0.23	$0.225	$0.46	$0.225
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income	$9,250	$7,409	$19,057	$16,532
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(69)	(15)	(248)	12
Total comprehensive income	$9,181	$7,394	$18,809	$16,544
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2019	10,592,450	$530	$52,609	$164,405	$317	$217,861
Cash dividends paid				(2,460)		(2,460)
Share-based compensation expense			509			509
Vesting of restricted stock	27,620	1	(1)			—
Shares surrendered for payroll taxes	(9,160)	(1)	(342)			(343)
Shares repurchased	(47,136)	(2)	(1,801)			(1,803)
Other comprehensive income, net of tax					(179)	(179)
Net income				9,807		9,807
BALANCE — June 30, 2019	10,563,774	$528	$50,974	$171,752	$138	$223,392
Cash dividends paid				(2,445)		(2,445)
Share-based compensation expense			636			636
Vesting of restricted stock	8,352	—	—			—
ESPP shares issued	18,586	1	660			661
Shares repurchased	(44,259)	(2)	(1,988)			(1,990)
Other comprehensive income, net of tax					(69)	(69)
Net income				9,250		9,250
BALANCE — September 29, 2019	10,546,453	$527	$50,282	$178,557	$69	$229,435

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 1, 2018	10,631,992	$532	$53,877	$147,242	$596	$202,247
Share-based compensation expense			470			470
Vesting of restricted stock	24,567	1	(1)			—
Shares surrendered for payroll taxes	(8,105)	—	(265)			(265)
ESPP shares issued	22,531	1	676			677
Other comprehensive income, net of tax					27	27
Net income				9,123		9,123
BALANCE — July 1, 2018	10,670,985	$534	$54,757	$156,365	$623	$212,279
Cash dividends paid				(2,412)		(2,412)
Share-based compensation expense			513			513
Vesting of restricted stock	8,484	—	—			—
Other comprehensive income, net of tax					(15)	(15)
Net income				7,409		7,409
BALANCE — September 30, 2018	10,679,469	$534	$55,270	$161,362	$608	$217,774
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	September 29, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,057	$16,532
Reconciliation to cash flows:
Depreciation and amortization	10,739	11,005
Operating leases	106	—
Amortization of debt issuance costs	47	68
Gain on deferred compensation assets	(143)	(76)
Stock compensation expense	1,145	984
(Gain) loss from property disposals	(43)	68
Changes in operating accounts providing (using) cash:
Trade receivables	(1,409)	(2,891)
Inventories	(323)	(8,035)
Accounts payable	238	2,372
Accrued liabilities	(4,504)	316
Income taxes	1,262	3,351
Other	944	1,161
Net cash provided by operating activities	27,116	24,855
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(14,088)	(4,211)
Other	209	109
Net cash used in investing activities	(13,879)	(4,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,905)	(7,116)
New shares issued	661	677
Shares surrendered for payroll taxes	(343)	(265)
Shares repurchased	(3,793)	—
Net payments on revolver borrowings	(10,000)	(10,000)
Payments on term loan borrowings	—	(5,000)
Net cash used in financing activities	(18,380)	(21,704)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,143)	(951)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,199	4,990
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,056	$4,039

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$5,533	$2,757
Cash paid for interest	$1,419	$1,650
Noncash investing activities - capital expenditures in accounts payable	$567	$154
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended September 29, 2019 are not necessarily indicative of the results that may be expected for the full year.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is our fiscal year beginning March 30, 2020. Entities may early adopt beginning after December 15, 2018. Upon adoption, we expect this ASU to impact our method for calculating and estimating our allowance for doubtful accounts, but do not expect it to have a material impact to our financial position or results of operations.

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

Note 2 - Revenue

Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of product sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments.

The following tables disaggregate external customer net sales by major revenue stream for the three and six months ended September 29, 2019 and September 30, 2018:

	Three months ended September 29, 2019
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$11,700	$4,971	$22,892	$39,563
Manufactured, blended or repackaged products (2)	55,506	40,487	3,189	99,182
Other	884	410	4	1,298
Total external customer sales	$68,090	$45,868	$26,085	$140,043

	Three months ended September 30, 2018
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$15,307	$5,982	$29,624	$50,913
Manufactured, blended or repackaged products (2)	53,204	36,305	3,499	93,008
Other	891	426	86	1,403
Total external customer sales	$69,402	$42,713	$33,209	$145,324

	Six months ended September 29, 2019
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$26,790	$9,679	$47,495	$83,964
Manufactured, blended or repackaged products (2)	114,900	78,637	7,333	200,870
Other	1,725	804	16	2,545
Total external customer sales	$143,415	$89,120	$54,844	$287,379

	Six months ended September 30, 2018
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$30,243	$11,804	$60,301	$102,348
Manufactured, blended or repackaged products (2)	111,236	70,964	7,684	189,884
Other	1,941	814	137	2,892
Total external customer sales	$143,420	$83,582	$68,122	$295,124

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

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the dilutive impact of incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Weighted-average common shares outstanding—basic	10,575,538	10,675,833	10,589,922	10,662,210
Dilutive impact of performance units and restricted stock	57,579	43,226	73,942	52,171
Weighted-average common shares outstanding—diluted	10,633,117	10,719,059	10,663,864	10,714,381

For each of the three and six months ended September 29, 2019 and September 30, 2018, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

Note 4 – Derivative Instruments

We have an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement will terminate on December 23, 2020. The notional amount of the swap agreement is currently $20 million through December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive income (net of tax) until income or loss from the cash flows of the hedged item is realized.

For the three months ended September 29, 2019, we recorded $0.1 million in other comprehensive income related to unrealized losses (net of tax) on the cash flow hedge described above. For the six months ended September 29, 2019, we recorded $0.2 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. For both the three and six months ended September 30, 2018, we recorded a nominal amount in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. Included in other long-term assets on our condensed consolidated balance sheet was $0.1 million as of September 29, 2019 and $0.4 million as of March 31, 2019 related to the cash flow hedge. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

The following tables summarize the balances of assets measured at fair value on a recurring basis as of September 29, 2019 and March 31, 2019.
 0

	September 29, 2019
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$95	—
Deferred compensation plan assets	$4,008	—	—

	March 31, 2019
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$435	—
Deferred compensation plan assets	$2,637	—	—

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

Note 7 – Inventories

Inventories at September 29, 2019 and March 31, 2019 consisted of the following:

	September 29, 2019	March 31, 2019
(In thousands)
Inventory (FIFO basis)	$65,523	$65,526
LIFO reserve	(4,719)	(5,044)
Net inventory	$60,804	$60,482

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $47.5 million at September 29, 2019 and $45.2 million at March 31, 2019. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve decreased $0.3 million during the three months ended September 29, 2019 and increased $0.1 million during the three months ended September 30, 2018. During the six months ended September 29, 2019, the LIFO reserve decreased $0.3 million and increased $0.5 million during the six months ended September 30, 2018. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 8 – Goodwill and Intangible Assets

The carrying amount of goodwill was $58.4 million as of September 29, 2019 and March 31, 2019, of which $44.9 million was related to our Health and Nutrition segment, $7.0 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment.

A summary of our intangible assets as of September 29, 2019 and March 31, 2019 is as follows:

	September 29, 2019			March 31, 2019
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$78,383	$(19,155)	$59,228	$78,383	$(16,910)	$61,473
Trademarks and trade names	6,045	(3,378)	2,667	6,045	(3,115)	2,930
Other finite-life intangible assets	3,648	(3,581)	67	3,648	(3,552)	96
Total finite-life intangible assets	88,076	(26,114)	61,962	88,076	(23,577)	64,499
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(26,114)	$63,189	$89,303	$(23,577)	$65,726

Note 9 – Debt

Debt at September 29, 2019 and March 31, 2019 consisted of the following:

	September 29, 2019	March 31, 2019

(In thousands)
Senior secured revolving loan	$75,000	$85,000
Less: unamortized debt issuance costs	(388)	(435)
Total debt, net of debt issuance costs	74,612	84,565
Less: current portion of long-term debt	(9,907)	(9,907)
Total long-term debt	$64,705	$74,658

Note 10 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the six months ended September 29, 2019 was 26.3% and was 27.0% for the six months ended September 30, 2018. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

As of March 31, 2019, our balance sheet included a long-term liability for uncertain tax positions of $0.1 million, which arose from tax positions taken by Stauber Performance Ingredients, Inc. (“Stauber”) on its tax returns for periods prior to our acquisition. Because the Stauber acquisition agreement provides us with indemnification by the prior owners for any tax liabilities relating to pre-acquisition tax returns, we have also recorded an offsetting, long-term receivable of $0.1 million as of March 31, 2019. As a result, any change in the unrecognized tax benefit will not impact our effective tax rate in future periods. As of September 29, 2019, the long-term liability for uncertain tax positions and the offsetting long-term receivable have been removed from our balance sheet, due to the expiration of examination periods for the relevant taxing authorities.

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

Lease Obligations. As of September 29, 2019, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 25 years, some of which may include options to extend the lease for up to 10 years.

As of September 29, 2019, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.

Expense for leases less than 12 months for the three and six months ended September 29, 2019 was not material. Total lease expense for the three and six months ended September 29, 2019 was $0.7 million and $1.5 million, respectively.

Other information related to our operating leases was as follows:

(In thousands)	September 29, 2019
Supplemental Cash Flow Information
Operating cash flows from leases	$106
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.07
Weighted average discount rate	4.1%

Maturities of lease liabilities as of September 29, 2019 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2020	$1,921
Fiscal 2021	1,472
Fiscal 2022	1,300
Fiscal 2023	1,148
Fiscal 2024	1,117
Thereafter	4,678
Total	$11,636
Less: Interest	(2,099)
Present value of lease liabilities	$9,537

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

The following table represents the restricted stock activity for the six months ended September 29, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	32,883	$43.66
Granted	69,252	34.49
Vested	(27,620)	46.01
Unvested at end of period	74,515	$34.27

We recorded compensation expense related to performance share units and restricted stock of $0.4 million and $0.8 million for the three and six months ended September 29, 2019, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.3 million and $0.6 million for the three and six months ended September 30, 2018, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, each non-employee director receives an annual grant of restricted stock for their service on our Board of Directors. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of September 29, 2019, there were 8,008 shares of restricted stock with a grant date fair value of $43.67 outstanding under this program. Compensation expense for both the three months ended September 29, 2019 and September 30, 2018 related to restricted stock awards to the Board was $0.1 million. Compensation expense for both the six months ended September 29, 2019 and September 30, 2018 related to restricted stock awards to the Board was $0.2 million.

Note 13 – Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to 800,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended September 29, 2019, we repurchased 44,259 shares at an aggregate purchase price of $2.0 million. During the six months ended September 29, 2019, we repurchased 91,395 shares at an aggregate purchase price of $3.8 million. No shares were repurchased during the first six months of fiscal 2019. As of September 29, 2019, 412,985 shares remained available to be repurchased under the share repurchase program.

Note 14 – Litigation, Commitments and Contingencies

Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation. During fiscal 2018, we recorded a liability of $0.6 million related to estimated remediation expenses associated with existing contamination at our Minneapolis facility. The liability is being reduced as we incur costs related to remediation efforts, and was $0.2 million as of September 29, 2019 and $0.4 million as of March 31, 2019. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expenses related to remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact at this time.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended September 29, 2019:
Sales	$68,090	$45,868	$26,085	$140,043
Gross profit	10,674	12,753	4,567	27,994
Selling, general, and administrative expenses	5,895	5,134	3,788	14,817
Operating income	4,779	7,619	779	13,177
Three months ended September 30, 2018:
Sales	$69,402	$42,713	$33,209	$145,324
Gross profit	8,328	11,710	5,734	25,772
Selling, general, and administrative expenses	5,790	5,055	4,096	14,941
Operating income	2,538	6,655	1,638	10,831
Six months ended September 29, 2019:
Sales	$143,415	$89,120	$54,844	$287,379
Gross profit	21,589	24,844	10,358	56,791
Selling, general and administrative expenses	11,991	10,122	7,540	29,653
Operating income	9,598	14,722	2,818	27,138
Six months ended September 30, 2018:
Sales	$143,420	$83,582	$68,122	$295,124
Gross profit	18,771	23,147	12,311	54,229
Selling, general and administrative expenses	11,277	10,156	8,487	29,920
Operating income	7,494	12,991	3,824	24,309

No significant changes to identifiable assets by segment occurred during the six months ended September 29, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 29, 2019 as compared to the similar period ended September 30, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“fiscal 2019”). References to “fiscal 2020” refer to the fiscal year ending March 29, 2020.
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

We use the last in, first out (“LIFO”) method for valuing the majority of our inventory in our Industrial and Water Treatment segments, which causes the most recent product costs for those products to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Inventories in the Health and Nutrition segment are valued using the first in, first out (“FIFO”) method.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Six Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(80.0)%	(82.3)%	(80.2)%	(81.6)%
Gross profit	20.0%	17.7%	19.8%	18.4%
Selling, general and administrative expenses	(10.6)%	(10.3)%	(10.3)%	(10.1)%
Operating income	9.4%	7.4%	9.5%	8.3%
Interest expense, net	(0.5)%	(0.6)%	(0.5)%	(0.6)%
Other income (expense)	—%	0.1%	—%	—%
Income before income taxes	8.9%	6.9%	9.0%	7.7%
Income tax expense	(2.3)%	(1.9)%	(2.4)%	(2.1)%
Net income	6.6%	5.0%	6.6%	5.6%

Three Months Ended September 29, 2019 Compared to Three Months Ended September 30, 2018
Sales
Sales decreased $5.3 million, or 3.6%, to $140.0 million for the three months ended September 29, 2019, as compared to $145.3 million for the same period of the prior year.
Industrial Segment. Industrial segment sales decreased $1.3 million, or 1.9%, to $68.1 million for the three months ended September 29, 2019, as compared to $69.4 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 17% of sales dollars for the three months ended September 29, 2019 and 22% for the same period in the prior year. Sales dollars decreased from the prior year due to a decrease of volumes sold of our bulk commodity products as well as lower pricing due to lower costs of one of our major commodities, offset somewhat by an increase in volumes sold of our manufactured, blended and re-packaged products that typically carry higher per-unit selling prices.
Water Treatment Segment. Water Treatment segment sales increased $3.2 million, or 7.4%, to $45.9 million for the three months ended September 29, 2019, as compared to $42.7 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 11% of sales dollars for the three months ended September 29, 2019 and 14% of sales dollars for the same period in the prior year. The increase in sales dollars was driven by increased volumes sold of certain manufactured, blended and re-packaged products that carry higher per-unit selling prices, offset somewhat by lower pricing due to lower costs of one of our major commodities.
Health & Nutrition Segment. Health and Nutrition segment sales decreased $7.1 million, or 21.5%, to $26.1 million for the three months ended September 29, 2019, as compared to $33.2 million the same period of the prior year. The decrease in sales was driven by decreased sales of our specialty distributed products.
Gross Profit
Gross profit was $28.0 million, or 20.0% of sales, for the three months ended September 29, 2019, an increase of $2.2 million from $25.8 million, or 17.7% of sales, for the same period of the prior year. During the three months ended September 29, 2019, the LIFO reserve decreased, and gross profit increased, by $0.3 million. In the same period of the prior year, the LIFO reserve increased, and gross profit decreased, by $0.1 million.
Industrial Segment. Gross profit for the Industrial segment increased $2.3 million to $10.7 million, or 15.7% of sales, for the three months ended September 29, 2019, as compared to $8.3 million, or 12.0% of sales, for the same period of the prior year. During the current quarter, the LIFO reserve decreased, and gross profit increased, by $0.3 million. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.1 million. Total gross profit increased from a year ago due to a favorable product mix shift to sales of higher margin manufactured, blended and re-packaged products.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.1 million to $12.8 million, or 27.8% of sales, for the three months ended September 29, 2019, as compared to $11.7 million, or 27.4% of sales, for the same period of the prior year. During the current and prior year quarters, the LIFO reserve changed nominally and therefore had a minimal impact on gross profit. Gross profit increased as a result of higher sales compared to a year ago, offset somewhat by higher variable operating costs.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $1.1 million to $4.6 million, or 17.5% of sales, for the three months ended September 29, 2019, as compared to $5.7 million, or 17.3% of sales, for the same period of the prior year. Gross profit decreased as a result of lower sales, while gross profit as a percent of sales was up slightly year over year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were relatively flat year over year at $14.8 million, or 10.6% of sales, for the three months ended September 29, 2019, and $14.9 million, or 10.3% of sales, for the same period of the prior year.
Operating Income
Operating income increased $2.4 million to $13.2 million, or 9.4% of sales, for the three months ended September 29, 2019, from $10.8 million, or 7.4% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $0.7 million for the three months ended September 29, 2019 compared to $0.8 million for the same period of the prior year. Interest expense decreased due to lower outstanding borrowings compared to the prior year.
Other (expense) income
Other income was nominal for the three months ended September 29, 2019 and was $0.1 million in the second quarter of last fiscal year. Other (expense) income represents gains or losses recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain or loss is offset by a similar reduction or increase to compensation expense recorded within SG&A expenses.
Income Tax Provision

Our effective income tax rate was 26.2% for the three months ended September 29, 2019. Our effective tax rate for the three months ended September 30, 2018 was 26.6%. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Six Months Ended September 29, 2019 Compared to Six Months Ended September 30, 2018

Sales

Sales decreased $7.7 million, or 2.6%, to $287.4 million for the six months ended September 29, 2019, as compared to
$295.1 million for the same period of the prior year.

Industrial Segment. Industrial segment sales were $143.4 million for both the six months ended September 29, 2019 and the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 19% of sales dollars for the six months ended September 29, 2019 and 21% of sales dollars for the same period in the prior year. While sales dollars did not change in the current period compared to a year ago, increased sales of our manufactured, blended and re-packaged products were offset by decreased sales of our Bulk commodity products and lower pricing due to lower costs of one of our major commodities.

Water Treatment Segment. Water Treatment segment sales increased $5.5 million, or 6.6%, to $89.1 million for the six months ended September 29, 2019, as compared to $83.6 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 11% of sales dollars for the six months ended September 29, 2019 and 14% for the same period in the prior year. The increase in sales dollars was driven by increased volumes sold of certain manufactured, blended and re-packaged products that carry higher per-unit selling prices.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $13.3 million, or 19.5%, to $54.8 million for the six months ended September 29, 2019, as compared to $68.1 million the same period of the prior year. The decline in sales was driven by decreased sales of our specialty distributed products, nearly half of which was due to a previously anticipated worldwide supply shortage of a significant product that we believe to be temporary and the ramp-up of sales with new partners replacing previous product lines.

Gross Profit

Gross profit increased $2.6 million to $56.8 million, or 19.8% of sales, for the six months ended September 29, 2019, from $54.2 million, or 18.4% of sales, for the same period of the prior year. During the six months ended September 29, 2019, the LIFO reserve decreased and gross profit increased by $0.3 million, while the LIFO reserve increased and gross profit decreased by $0.5 million in the same period of the prior year.

Industrial Segment. Gross profit for the Industrial segment increased $2.8 million to $21.6 million, or 15.1% of sales, for the six months ended September 29, 2019, as compared to $18.8 million, or 13.1% of sales, for the same period of the prior year. During the six months ended September 29, 2019, the LIFO reserve decreased and gross profit increased by $0.3 million, while the LIFO reserve increased and gross profit decreased by $0.4 million during the first six months of the prior year. Total gross profit increased from a year ago due to a favorable product mix shift to sales of higher margin manufactured, blended and re-packaged products.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.7 million to $24.8 million, or 27.9% of sales, for the six months ended September 29, 2019, as compared to $23.1 million, or 27.7% of sales, for the same period of the prior year. During the six months ended September 29, 2019 the LIFO reserve changed nominally and therefore had a minimal impact on gross profit. In the same period in the prior year, the LIFO reserve increased and gross profit decreased by $0.1 million. Gross profit increased as a result of higher sales compared to a year ago, offset somewhat by higher variable operating costs.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $2.0 million to $10.4 million, or 18.9% of sales, for the six months ended September 29, 2019, as compared to $12.3 million, or 18.1% of sales, for the same period of the prior year. Gross profit decreased as a result of lower sales, while gross profit as a percent of sales improved year over year due to increased profitability on certain products as well as lower operational costs.

Selling, General and Administrative Expenses

SG&A expenses were relatively flat year over year at $29.7 million, or 10.3% of sales, for the six months ended September 29, 2019, and $29.9 million, or 10.1% of sales, for the same period of the prior year.

Operating Income

Operating income was $27.1 million, or 9.5% of sales, for the six months ended September 29, 2019, as compared to $24.3 million, or 8.3% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $1.4 million for the six months ended September 29, 2019 compared to $1.7 million for the same period of the prior year. Interest expense decreased due to lower outstanding borrowings compared to the prior year.

Income Tax Provision

Our effective tax rate for the six months ended September 29, 2019 was 26.3% and was 27.0% for the six months ended September 30, 2018. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash was $4.1 million at September 29, 2019, a decrease of $5.1 million as compared with the $9.2 million available as of March 31, 2019.
Cash provided by operating activities was $27.1 million for the six months ended September 29, 2019, compared to cash provided by operating activities of $24.9 million for the same period of the prior year. The year-over-year increase in cash provided by operating activities was primarily driven by the improvement in net income for the first six months of fiscal 2020 compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase because the majority of barges are received during this period.
Cash used in investing activities was $13.9 million for the six months ended September 29, 2019, compared to $4.1 million for the same period of the prior year. Capital expenditures were $14.1 million for the six months ended September 29, 2019, compared to $4.2 million in the same period of the prior year. We purchased our previously leased corporate headquarters facility in the first quarter of the current fiscal year, which drove the increase in capital spending.
Cash used in financing activities was $18.4 million for the six months ended September 29, 2019, compared to cash provided by financing activities of $21.7 million in the same period of the prior year. Included in financing activities in the current year were debt payments of $10.0 million, dividend payments of $4.9 million and share repurchases of $3.8 million. In the first six months of the prior year, we made debt payments of $15.0 million and dividend payments of $7.1 million. The year-over-year change in dividend payments resulted from changing from semi-annual dividends previously to quarterly payments made currently.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board of Directors has authorized the repurchase of up to 800,000 shares of our outstanding common stock, including an increase of 500,000 shares in February 2019. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the first six months of fiscal 2020, we repurchased 91,395 shares of common stock with an aggregate purchase price of $3.8 million. No shares were repurchased during the first six months of fiscal 2019. As of September 29, 2019, 412,985 shares remained available for purchase under the program

We are party to an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States.  Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At September 29, 2019, the effective interest rate on our borrowing was 2.9%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the lenders are being amortized as interest expense over the term of the Credit Agreement. As of September 29, 2019, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of September 29, 2019.

The Credit Agreement contains customary events of default, including failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness, failure by us to pay or discharge material judgments, bankruptcy, and change of control. The occurrence of an event of default would permit the lenders to terminate their commitments and accelerate loans under the Revolving Loan Facility.
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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Revolving Loan Facility. A 25-basis point change in interest rates would potentially increase or decrease our annual interest expense by approximately $0.1 million. We have in place an interest rate swap that converts a portion of our variable-rate debt into a fixed-rate obligation. The swap agreement began September 1, 2017 and will end on December 23, 2020. The notional amount of the swap agreement is currently $20 million through its end date. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 29, 2019. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously announced, our Board of Directors has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended September 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
7/1/2019 - 7/28/2019	—	$—	—	457,244
7/29/2019 - 8/25/2019	44,259	45.00	44,259	412,985
8/26/2019 - 9/29/2019	—	—	—	412,985
Total	44,259		44,259

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
10.1	Employee Stock Purchase Plan, as amended. (3)	Incorporated by Reference
10.2	Amended and Restated Credit Agreement, dated as of November 30, 2018, among the Company, U.S. Bank National Association, and certain financial institutions. (4)	Incorporated by Reference
10.3	2019 Equity Incentive Plan approved August 1, 2019.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101
Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 29, 2019 filed with the SEC on October 30, 2019 formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets at September 29, 2019 and March 31, 2019, (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 29, 2019 and September 30, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 29, 2019 and September 30, 2018, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and six months ended September 29, 2019 and September 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended September 29, 2019 and September 30, 2018, and (vi) Notes to Condensed Consolidated Financial Statements.
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
Dated: October 30, 2019