Form 10-Q
period 2019-12-29
HAWKINS INC
filed 2020-02-06
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at January 31, 2020
Common Stock, par value $.05 per share	10,648,940

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 29, 2019	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,265	$9,199
Trade receivables — less allowance for doubtful accounts:
$677 as of December 29, 2019 and $620 as of March 31, 2019	56,046	63,966
Inventories	57,542	60,482
Income taxes receivable	609	527
Prepaid expenses and other current assets	5,587	5,235
Total current assets	127,049	139,409
PROPERTY, PLANT, AND EQUIPMENT:	262,194	244,861
Less accumulated depreciation	136,832	126,233
Net property, plant, and equipment	125,362	118,628
OTHER ASSETS:
Right-of-use assets	9,495	—
Goodwill	58,440	58,440
Intangible assets, net	61,921	65,726
Other	4,312	3,396
Total other assets	134,168	127,562
Total assets	$386,579	$385,599
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$26,744	$29,314
Accrued payroll and employee benefits	10,133	12,483
Current portion of long-term debt	9,907	9,907
Short-term lease liability	1,571	—
Container deposits	1,358	1,299
Other current liabilities	1,568	2,393
Total current liabilities	51,281	55,396
LONG-TERM DEBT, LESS CURRENT PORTION	57,728	74,658
LONG-TERM LEASE LIABILITY	7,972	—
PENSION WITHDRAWAL LIABILITY	5,064	5,316
DEFERRED INCOME TAXES	26,577	26,673
OTHER LONG-TERM LIABILITIES	5,746	5,695
Total liabilities	154,368	167,738
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,546,453 and 10,592,450 shares issued and outstanding as of December 29, 2019 and March 31, 2019, respectively	527	530
Additional paid-in capital	50,967	52,609
Retained earnings	180,659	164,405
Accumulated other comprehensive income	58	317
Total shareholders’ equity	232,211	217,861
Total liabilities and shareholders’ equity	$386,579	$385,599

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Sales	$120,406	$128,151	$407,785	$423,275
Cost of sales	(98,928)	(107,118)	(329,516)	(348,013)
Gross profit	21,478	21,033	78,269	75,262
Selling, general and administrative expenses	(14,702)	(14,312)	(44,355)	(44,232)
Operating income	6,776	6,721	33,914	31,030
Interest expense, net	(584)	(807)	(2,013)	(2,552)
Other income (expense)	131	(316)	274	(240)
Income before income taxes	6,323	5,598	32,175	28,238
Income tax expense	(1,776)	(1,468)	(8,571)	(7,576)
Net income	$4,547	$4,130	$23,604	$20,662

Weighted average number of shares outstanding - basic	10,546,453	10,667,001	10,575,432	10,663,807
Weighted average number of shares outstanding - diluted	10,605,895	10,712,027	10,656,115	10,727,377

Basic earnings per share	$0.43	$0.39	$2.23	$1.94
Diluted earnings per share	$0.43	$0.39	$2.22	$1.93

Cash dividends declared per common share	$0.23	$0.225	$0.69	$0.45
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net income	$4,547	$4,130	$23,604	$20,662
Other comprehensive income, net of tax:
Unrealized loss on interest rate swap	(11)	(170)	(259)	(158)
Total comprehensive income	$4,536	$3,960	$23,345	$20,504
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2019	10,592,450	$530	$52,609	$164,405	$317	$217,861
Cash dividends paid				(2,460)		(2,460)
Share-based compensation expense			509			509
Vesting of restricted stock	27,620	1	(1)			—
Shares surrendered for payroll taxes	(9,160)	(1)	(342)			(343)
Shares repurchased	(47,136)	(2)	(1,801)			(1,803)
Other comprehensive income, net of tax					(179)	(179)
Net income				9,807		9,807
BALANCE — June 30, 2019	10,563,774	$528	$50,974	$171,752	$138	$223,392
Cash dividends paid				(2,445)		(2,445)
Share-based compensation expense			636			636
Vesting of restricted stock	8,352	—	—			—
ESPP shares issued	18,586	1	660			661
Shares repurchased	(44,259)	(2)	(1,988)			(1,990)
Other comprehensive income, net of tax					(69)	(69)
Net income				9,250		9,250
BALANCE — September 29, 2019	10,546,453	$527	$50,282	$178,557	$69	$229,435
Cash dividends paid				(2,445)		(2,445)
Share-based compensation expense			685			685
Other comprehensive income, net of tax					(11)	(11)
Net income				4,547		4,547
BALANCE — December 29, 2019	10,546,453	$527	$50,967	$180,659	$58	$232,211

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 1, 2018	10,631,992	$532	$53,877	$147,242	$596	$202,247
Share-based compensation expense			470			470
Vesting of restricted stock	24,567	1	(1)			—
Shares surrendered for payroll taxes	(8,105)	—	(265)			(265)
ESPP shares issued	22,531	1	676			677
Other comprehensive income, net of tax					27	27
Net income				9,123		9,123
BALANCE — July 1, 2018	10,670,985	$534	$54,757	$156,365	$623	$212,279
Cash dividends declared				(2,412)		(2,412)
Share-based compensation expense			513			513
Vesting of restricted stock	8,484	—	—			—
Other comprehensive income, net of tax					(15)	(15)
Net income				7,409		7,409
BALANCE — September 30, 2018	10,679,469	$534	$55,270	$161,362	$608	$217,774
Cash dividends declared				(2,409)		(2,409)
Share-based compensation expense			591			591
Shares repurchased	(59,788)	(3)	(2,383)			(2,386)
Other comprehensive income, net of tax					(170)	(170)
Net income				4,130		4,130
BALANCE — December 30, 2018	10,619,681	$531	$53,478	$163,083	$438	$217,530
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 29, 2019	December 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,604	$20,662
Reconciliation to cash flows:
Depreciation and amortization	16,181	16,398
Operating leases	1,538	—
Amortization of debt issuance costs	70	98
(Gain) loss on deferred compensation assets	(274)	240
Deferred income taxes	—	(82)
Stock compensation expense	1,830	1,574
(Gain) loss from property disposals	(112)	54
Changes in operating accounts providing (using) cash:
Trade receivables	8,035	2,048
Inventories	2,940	(7,936)
Accounts payable	(2,469)	(4,013)
Accrued liabilities	(3,148)	1,261
Lease liabilities	(1,565)	—
Income taxes	(82)	2,558
Other	(1,557)	(1,832)
Net cash provided by operating activities	44,991	31,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(19,426)	(7,205)
Other	326	167
Net cash used in investing activities	(19,100)	(7,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,350)	(9,525)
New shares issued	661	677
Shares surrendered for payroll taxes	(343)	(265)
Shares repurchased	(3,793)	(2,386)
Net payments on revolver borrowings	(17,000)	75,000
Payments on term loan borrowings	—	(85,000)
Payments for debt issuance costs	—	(183)
Net cash used in financing activities	(27,825)	(21,682)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,934)	2,310
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,199	4,990
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,265	$7,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$8,653	$5,100
Cash paid for interest	$1,960	$2,238
Noncash investing activities - capital expenditures in accounts payable	$394	$326
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended December 29, 2019 are not necessarily indicative of the results that may be expected for the full year.

References to fiscal 2018 refer to the fiscal year ended April 1, 2018, references to fiscal 2019 refer to the fiscal year ended March 31, 2019 and references to fiscal 2020 refer to the fiscal year ending March 29, 2020.

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

Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, previously filed with the SEC. With the exception of our accounting policy regarding leases (see below), there has been no significant change in our accounting policies since the end of fiscal 2019.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is our fiscal year beginning March 30, 2020. Entities may early adopt beginning after December 15, 2018. Upon adoption, we expect this ASU to impact our method for calculating and estimating our allowance for doubtful accounts, but do not expect it to have a material impact to our financial position or results of operations.

Recently Adopted Accounting Pronouncements

On April 1, 2019, we adopted ASU 2016-02, Leases, which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the income statement. We adopted this ASU using the modified retrospective method. See Note 11 to the condensed consolidated financial statements for further details.

Note 2 - Revenue

Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments.

The following tables disaggregate external customer net sales by major revenue stream for the three and nine months ended December 29, 2019 and December 30, 2018:

	Three months ended December 29, 2019
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$11,615	$4,280	$19,186	$35,081
Manufactured, blended or repackaged products (2)	50,547	30,251	3,218	84,016
Other	856	359	94	1,309
Total external customer sales	$63,018	$34,890	$22,498	$120,406

	Three months ended December 30, 2018
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$15,740	$5,195	$22,933	$43,868
Manufactured, blended or repackaged products (2)	52,130	27,189	3,355	82,674
Other	1,156	356	97	1,609
Total external customer sales	$69,026	$32,740	$26,385	$128,151

	Nine months ended December 29, 2019
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$38,405	$13,959	$66,681	$119,045
Manufactured, blended or repackaged products (2)	165,447	108,888	10,551	284,886
Other	2,581	1,163	110	3,854
Total external customer sales	$206,433	$124,010	$77,342	$407,785

	Nine months ended December 30, 2018
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$45,983	$16,999	$83,234	$146,216
Manufactured, blended or repackaged products (2)	163,366	98,153	11,039	272,558
Other	3,097	1,170	234	4,501
Total external customer sales	$212,446	$116,322	$94,507	$423,275

(1)For our Industrial and Water Treatment segments, this line includes our bulk products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities. For our Health and Nutrition segment, this line includes our non-manufactured distributed specialty products, which may be sold out of one of our facilities or direct shipped to our customers.
(2)For our Industrial and Water Treatment segments, this line includes our non-bulk specialty products that we either manufacture, blend, repackage, resell in their original form, or direct ship to our customers in smaller quantities, and services we provide for our customers. For our Health and Nutrition segment, this line includes products manufactured, processed or repackaged in our facility and/or with our equipment.

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

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the dilutive impact of incremental shares assumed to be issued as performance units and restricted stock. Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Weighted-average common shares outstanding—basic	10,546,453	10,667,001	10,575,432	10,663,807
Dilutive impact of performance units and restricted stock	59,442	45,026	80,683	63,570
Weighted-average common shares outstanding—diluted	10,605,895	10,712,027	10,656,115	10,727,377

For each of the three and nine months ended December 29, 2019 and December 30, 2018, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

Note 4 – Derivative Instruments

We have an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The $20 million swap agreement will terminate on December 23, 2020. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive income (net of tax) until income or loss from the cash flows of the hedged item is realized.

For the three months ended December 29, 2019, we recorded a nominal amount in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge described above. For the nine months ended December 29, 2019, we recorded $0.3 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. For both the three and nine months ended December 30, 2018, we recorded $0.2 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. Included in prepaid expenses and other current assets on our condensed consolidated balance sheet was $0.1 million as of December 29, 2019 related to the cash flow hedge. As of March 31, 2019, $0.4 million was included in other long-term assets on our condensed consolidated balance sheet related to the cash flow hedge. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

Our financial assets that are measured at fair value on a recurring basis are an interest rate swap and assets held in a deferred compensation retirement plan. The interest rate swap is classified as prepaid expenses and other current assets on our balance sheet as of December 29, 2019. The deferred compensation retirement plan assets are classified as other long-term assets on our balance sheet, with the portion of the deferred compensation retirement plan assets expected to be paid within twelve months classified as other current assets. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following tables summarize the balances of assets measured at fair value on a recurring basis as of December 29, 2019 and March 31, 2019.
 0

	December 29, 2019
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$80	—
Deferred compensation plan assets	$4,138	—	—

	March 31, 2019
(In thousands)	Level 1	Level 2	Level 3
Interest rate swap	—	$435	—
Deferred compensation plan assets	$2,637	—	—

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

Note 7 – Inventories

Inventories at December 29, 2019 and March 31, 2019 consisted of the following:

	December 29, 2019	March 31, 2019
(In thousands)
Inventory (FIFO basis)	$61,976	$65,526
LIFO reserve	(4,434)	(5,044)
Net inventory	$57,542	$60,482

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $43.7 million at December 29, 2019 and $45.2 million at March 31, 2019. The remainder of the inventory was valued and accounted for under the FIFO method.

The LIFO reserve decreased $0.3 million during the three months ended December 29, 2019 and decreased $0.5 million during the three months ended December 30, 2018. During the nine months ended December 29, 2019, the LIFO reserve decreased $0.6 million and decreased nominally during the nine months ended December 30, 2018. The valuation of LIFO inventory for interim periods is based on our estimates of year-end inventory levels and costs.

Note 8 – Goodwill and Intangible Assets

The carrying amount of goodwill was $58.4 million as of December 29, 2019 and March 31, 2019, of which $44.9 million was related to our Health and Nutrition segment, $7.0 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment.

A summary of our intangible assets as of December 29, 2019 and March 31, 2019 is as follows:

	December 29, 2019			March 31, 2019
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$78,383	$(20,277)	$58,106	$78,383	$(16,910)	$61,473
Trademarks and trade names	6,045	(3,509)	2,536	6,045	(3,115)	2,930
Other finite-life intangible assets	3,648	(3,596)	52	3,648	(3,552)	96
Total finite-life intangible assets	88,076	(27,382)	60,694	88,076	(23,577)	64,499
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(27,382)	$61,921	$89,303	$(23,577)	$65,726

Note 9 – Debt

Debt at December 29, 2019 and March 31, 2019 consisted of the following:

	December 29, 2019	March 31, 2019

(In thousands)
Senior secured revolving loan	$68,000	$85,000
Less: unamortized debt issuance costs	(365)	(435)
Total debt, net of debt issuance costs	67,635	84,565
Less: current portion of long-term debt	(9,907)	(9,907)
Total long-term debt	$57,728	$74,658

Note 10 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the nine months ended December 29, 2019 was 26.6% and was 26.8% for the nine months ended December 30, 2018. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

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

Lease Obligations. As of December 29, 2019, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 25 years, some of which include options to extend the lease for up to 10 years.

As of December 29, 2019, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.

Expense for leases less than 12 months for the three and nine months ended December 29, 2019 was not material. Total lease expense was $0.7 million for the three months ended December 29, 2019 and $2.2 million for the nine months ended December 29, 2019.

Other information related to our operating leases was as follows:

December 29, 2019
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.81
Weighted average discount rate	4.0%

Maturities of lease liabilities as of December 29, 2019 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2020	$1,830
Fiscal 2021	1,599
Fiscal 2022	1,511
Fiscal 2023	1,120
Fiscal 2024	1,121
Thereafter	4,397
Total	$11,578
Less: Interest	(2,035)
Present value of lease liabilities	$9,543

As we have not restated prior year information for our adoption of ASC Topic 842, the following represents our future minimum lease payments for operating leases under ASC Topic 840 on March 31, 2019:

(In thousands)	Operating Leases
Fiscal 2020	$2,198
Fiscal 2021	1,783
Fiscal 2022	1,407
Fiscal 2023	1,352
Fiscal 2024	1,183
Thereafter	5,473
Total	$13,396

Note 12 – Share-Based Compensation

Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2020 and fiscal 2019. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 69,632 shares in the aggregate for fiscal 2020. The restricted shares issued, if any, will fully vest approximately two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the nine months ended December 29, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	32,883	$43.66
Granted	69,252	34.49
Vested	(27,620)	46.01
Unvested at end of period	74,515	$34.27

We recorded compensation expense related to performance share units and restricted stock of $0.5 million and $1.3 million for the three and nine months ended December 29, 2019, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.4 million and $1.0 million for the three and nine months ended December 30, 2018, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainers, each director who is not an executive officer receives an annual grant of restricted stock for their service on our Board. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of December 29, 2019, there were 8,008 shares of restricted stock with a grant date fair value of $43.67 outstanding under this program. Compensation expense for both the three months ended December 29, 2019 and December 30, 2018 related to restricted stock awards to the Board was $0.1 million. Compensation expense for both the nine months ended December 29, 2019 and December 30, 2018 related to restricted stock awards to the Board was $0.2 million.

Note 13 – Share Repurchase Program

Our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended December 29, 2019, no shares were repurchased. During the nine months ended December 29, 2019, we repurchased 91,395 shares at an aggregate purchase price of $3.8 million. During the three and nine months ended December 30, 2018, we repurchased 59,788 shares at an aggregate purchase price of $2.4 million. As of December 29, 2019, 412,985 shares remained available to be repurchased under the share repurchase program.

Note 14 – Litigation, Commitments and Contingencies

Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation. During fiscal 2018, we recorded a liability of $0.6 million related to estimated remediation expenses associated with existing contamination at our Minneapolis facility. The liability is being reduced as we incur costs related to remediation efforts, and was $0.1 million as of December 29, 2019 and $0.4 million as of March 31, 2019. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expenses related to remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact at this time.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended December 29, 2019:
Sales	$63,018	$34,890	$22,498	$120,406
Gross profit	8,418	8,362	4,698	21,478
Selling, general, and administrative expenses	6,050	4,834	3,818	14,702
Operating income	2,368	3,528	880	6,776
Three months ended December 30, 2018:
Sales	$69,026	$32,740	$26,385	$128,151
Gross profit	8,288	7,643	5,102	21,033
Selling, general, and administrative expenses	5,589	4,582	4,141	14,312
Operating income	2,699	3,061	961	6,721
Nine months ended December 29, 2019:
Sales	$206,433	$124,010	$77,342	$407,785
Gross profit	30,007	33,206	15,056	78,269
Selling, general and administrative expenses	18,041	14,956	11,358	44,355
Operating income	11,966	18,250	3,698	33,914
Nine months ended December 30, 2018:
Sales	$212,446	$116,322	$94,507	$423,275
Gross profit	27,059	30,790	17,413	75,262
Selling, general and administrative expenses	16,866	14,738	12,628	44,232
Operating income	10,193	16,052	4,785	31,030

No significant changes to identifiable assets by segment occurred during the nine months ended December 29, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 29, 2019 as compared to the similar periods ended December 30, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“fiscal 2019”). References to “fiscal 2020” refer to the fiscal year ending March 29, 2020.
Overview
We derive substantially all of our revenues from the sale of chemicals and specialty ingredients to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained the strong customer focus and have expanded our business by increasing our sales of value-added chemicals and specialty ingredients, including manufacturing, blending, and repackaging certain products.

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

We use the LIFO method for valuing the majority of our inventory in our Industrial and Water Treatment segments, which causes the most recent product costs for those products to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Inventories in the Health and Nutrition segment are valued using FIFO method.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Nine Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(82.2)%	(83.6)%	(80.8)%	(82.2)%
Gross profit	17.8%	16.4%	19.2%	17.8%
Selling, general and administrative expenses	(12.2)%	(11.2)%	(10.9)%	(10.4)%
Operating income	5.6%	5.2%	8.3%	7.4%
Interest expense, net	(0.5)%	(0.6)%	(0.5)%	(0.6)%
Other income (expense)	0.1%	(0.2)%	0.1%	(0.1)%
Income before income taxes	5.2%	4.4%	7.9%	6.7%
Income tax expense	(1.5)%	(1.1)%	(2.1)%	(1.8)%
Net income	3.7%	3.3%	5.8%	4.9%

Three Months Ended December 29, 2019 Compared to Three Months Ended December 30, 2018
Sales
Sales decreased $7.8 million, or 6.0%, to $120.4 million for the three months ended December 29, 2019, as compared to $128.2 million for the same period of the prior year.
Industrial Segment. Industrial segment sales decreased $6.0 million, or 8.7%, to $63.0 million for the three months ended December 29, 2019, as compared to $69.0 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 18% of sales dollars for the current quarter and 23% for the same period in the prior year. Sales dollars decreased from the prior year due to lower overall sales volumes, particularly of lower-priced bulk commodities driven by a weak ethanol industry, as well as lower pricing due to lower costs of one of our major commodities.
Water Treatment Segment. Water Treatment segment sales increased $2.2 million, or 6.6%, to $34.9 million for the three months ended December 29, 2019, as compared to $32.7 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 12% of sales dollars for the current quarter and 16% of sales dollars for the same period in the prior year. The increase in sales dollars was driven by increased volumes sold of certain manufactured, blended and re-packaged products that carry higher per-unit selling prices, offset somewhat by lower pricing due to lower costs of one of our major commodities.
Health & Nutrition Segment. Health and Nutrition segment sales decreased $3.9 million, or 14.7%, to $22.5 million for the three months ended December 29, 2019, as compared to $26.4 million the same period of the prior year. The decrease in sales was driven by decreased sales of our distributed specialty products.
Gross Profit
Gross profit was $21.5 million, or 17.8% of sales, for the three months ended December 29, 2019, an increase of $0.5 million from $21.0 million, or 16.4% of sales, for the same period of the prior year. During the three months ended December 29, 2019, the LIFO reserve decreased, and gross profit increased, by $0.3 million. In the same period of the prior year, the LIFO reserve decreased, and gross profit increased, by $0.5 million.
Industrial Segment. Gross profit for the Industrial segment increased $0.1 million to $8.4 million, or 13.4% of sales, for the three months ended December 29, 2019, as compared to $8.3 million, or 12.0% of sales, for the same period of the prior year. During the current quarter, the LIFO reserve decreased, and gross profit increased, by $0.2 million. In the same period a year ago, the LIFO reserve decreased, and gross profit increased, by $0.4 million. Total gross profit increased from a year ago despite lower sales dollars due to a favorable product mix shift with increased sales of certain of our higher margin manufactured, blended and re-packaged products.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $0.8 million to $8.4 million, or 24.0% of sales, for the three months ended December 29, 2019, as compared to $7.6 million, or 23.3% of sales, for the same period of the prior year. During the current quarter and the same quarter of the prior year, the LIFO reserve changed nominally and therefore had a minimal impact on gross profit. Gross profit increased as a result of higher sales of our manufactured, blended and repackaged products compared to a year ago, offset somewhat by higher variable operating costs.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $0.4 million to $4.7 million, or 20.9% of sales, for the three months ended December 29, 2019, as compared to $5.1 million, or 19.3% of sales, for the same period of the prior year. Gross profit decreased as a result of lower sales, while gross profit as a percentage of sales was up slightly year over year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $0.4 million to $14.7 million, or 12.2% of sales, for the three months ended December 29, 2019, from $14.3 million, or 11.2% of sales, for the same period of the prior year. The increase was primarily due to a year-over-year unfavorable change in recorded compensation expense of $0.4 million due to higher compensation expense relating to the non-qualified deferred compensation plan liability. This expense was offset by the amount recorded in other income (expense) which represented gains or losses on investments held for our non-qualified deferred compensation plan.
Operating Income
Operating income increased $0.1 million to $6.8 million, or 5.6% of sales, for the three months ended December 29, 2019, from $6.7 million, or 5.2% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense decreased $0.2 million to $0.6 million for the three months ended December 29, 2019 compared to $0.8 million for the same period of the prior year. Interest expense decreased due to lower outstanding borrowings and lower borrowing rates compared to the prior year.
Other Income (Expense)
Other income (expense) improved by $0.4 million for the three months ended December 29, 2019 compared to the same period a year ago, with $0.1 million of income recorded in the current quarter compared to expense of $0.3 million in the same quarter a year ago. This represents gains or losses recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain or loss was offset by a similar amount recorded as a reduction or increase to compensation expense within SG&A expenses.
Income Tax Provision

Our effective income tax rate was 28.1% for the three months ended December 29, 2019. Our effective tax rate for the three months ended December 30, 2018 was 26.2%. The effective tax rate increased from the prior year due to an increase to the section 162(m) deduction limitation and unfavorable tax provision adjustments recorded in the third quarter of fiscal 2020, whereas tax provision adjustments recorded in the third quarter of fiscal 2019 were favorable. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Nine Months Ended December 29, 2019 Compared to Nine Months Ended December 30, 2018

Sales

Sales decreased $15.5 million, or 3.7%, to $407.8 million for the nine months ended December 29, 2019, as compared to $423.3 million for the same period of the prior year.

Industrial Segment. Industrial segment sales were $206.4 million for the nine months ended December 29, 2019, a decrease of $6.0 million, or 2.8%, from sales of $212.4 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 19% of sales dollars for the current period and 22% of sales dollars for the same period in the prior year. The decrease in sales dollars from the prior year was driven by lower pricing due to lower costs of one of our major commodities as well as an overall decrease of volumes sold of our bulk commodity products, particularly of lower-priced bulk commodities driven by a weak ethanol industry, offset somewhat by an increase in volumes sold of our manufactured, blended and re-packaged products that typically carry higher per-unit selling prices.

Water Treatment Segment. Water Treatment segment sales increased $7.7 million, or 6.6%, to $124.0 million for the nine months ended December 29, 2019, as compared to $116.3 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 11% of sales dollars for the current period and 15% for the same period in the prior year. The increase in sales dollars was driven by increased volumes sold of certain manufactured, blended and re-packaged products that carry higher per-unit selling prices, offset somewhat by lower volumes sold of our bulk commodity products as well as lower pricing due to lower costs of one of our major commodities.
Health & Nutrition Segment. Health and Nutrition segment sales decreased $17.2 million, or 18.2%, to $77.3 million for the nine months ended December 29, 2019, as compared to $94.5 million the same period of the prior year. The decline in sales was driven by decreased sales of our distributed specialty products, some of which was due to a previously anticipated worldwide supply shortage of a significant product that we experienced in the first two quarters of this fiscal year, and the ramp-up of sales with new partners replacing previous product lines.

Gross Profit

Gross profit increased $3.0 million to $78.3 million, or 19.2% of sales, for the nine months ended December 29, 2019, from $75.3 million, or 17.8% of sales, for the same period of the prior year. During the nine months ended December 29, 2019, the LIFO reserve decreased and gross profit increased by $0.6 million. In the same period of the prior year, the LIFO reserve changed nominally and therefore had a minimal impact on gross profit.

Industrial Segment. Gross profit for the Industrial segment increased $2.9 million to $30.0 million, or 14.5% of sales, for the nine months ended December 29, 2019, as compared to $27.1 million, or 12.7% of sales, for the same period of the prior year. During the nine months ended December 29, 2019, the LIFO reserve decreased and gross profit increased by $0.5 million, while the LIFO reserve decreased and gross profit increased by $0.1 million during the same period in the prior year. Despite lower sales dollars, total gross profit also increased from a year ago due to a favorable product mix shift to more sales of higher margin manufactured, blended and re-packaged products.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $2.4 million to $33.2 million, or 26.8% of sales, for the nine months ended December 29, 2019, as compared to $30.8 million, or 26.5% of sales, for the same period of the prior year. During the nine months ended December 29, 2019 the LIFO reserve decreased and gross profit increased by $0.1 million, while the LIFO reserve increased and gross profit decreased by $0.1 million in the same period a year ago. Gross profit increased as a result of higher sales of certain of our manufactured, blended and repackaged products compared to a year ago, offset somewhat by higher variable operating costs.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $2.3 million to $15.1 million, or 19.5% of sales, for the nine months ended December 29, 2019, as compared to $17.4 million, or 18.4% of sales, for the same period of the prior year. Gross profit decreased as a result of lower sales, while gross profit as a percent of sales improved year over year due to increased profitability on certain products as well as lower operational costs.

Selling, General and Administrative Expenses
SG&A expenses increased slightly to $44.4 million, or 10.9% of sales, for the nine months ended December 29, 2019, as compared to $44.2 million, or 10.4% of sales, for the same period of the prior year. The increase was due to a year-over-year unfavorable change in compensation expense recorded of $0.5 million due to higher compensation expense relating to the non-qualified deferred compensation plan liability. This expense was offset by the amount recorded in other income (expense) which represented gains or losses on investments held for our non-qualified deferred compensation plan.

Operating Income

Operating income was $33.9 million, or 8.3% of sales, for the nine months ended December 29, 2019, as compared to $31.0 million, or 7.4% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $2.0 million for the nine months ended December 29, 2019, compared to $2.6 million for the same period of the prior year. Interest expense decreased due to lower outstanding borrowings compared to the prior year, with our total outstanding debt balance at December 29, 2019 being $23.0 million lower than a year ago.
Other Income (Expense)

Other income (expense) improved by $0.5 million for the nine months ended December 29, 2019, with $0.3 million of income recorded in the current year compared to expense of $0.2 million in the same period a year ago. This represents gains or losses recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain or loss was offset by a similar amount recorded as a reduction or increase to compensation expense within SG&A expenses.
Income Tax Provision

Our effective tax rate for the nine months ended December 29, 2019 was 26.6% and was 26.8% for the nine months ended December 30, 2018. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash was $7.3 million at December 29, 2019, a decrease of $1.9 million as compared with the $9.2 million available as of March 31, 2019.
Cash provided by operating activities was $45.0 million for the nine months ended December 29, 2019, compared to cash provided by operating activities of $31.0 million for the same period of the prior year. The year-over-year increase in cash provided by operating activities was primarily driven by a reduction in receivables and inventory, along with improvement in net income for the first nine months of fiscal 2020 compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase because we receive the majority of barges during this period.
Cash used in investing activities was $19.1 million for the nine months ended December 29, 2019, compared to $7.0 million for the same period of the prior year. Capital expenditures were $19.4 million for the nine months ended December 29, 2019, compared to $7.2 million in the same period of the prior year. Included in the capital expenditures for the first nine months of fiscal 2020 was $8.2 million in the aggregate for the purchase of our previously leased corporate headquarters and a previously leased Water Treatment branch facility, as well as the purchase of a facility for a Water Treatment branch expansion. In addition, the increase in capital expenditures primarily related to facility improvements and new and replacement equipment.

Cash used in financing activities was $27.8 million for the nine months ended December 29, 2019, compared to $21.7 million in the same period of the prior year. Included in financing activities in the current year were net debt payments of $17.0 million, dividend payments of $7.4 million and share repurchases of $3.8 million. In the first nine months of the prior year, we made net debt payments of $10.0 million and dividend payments of $9.5 million. The year-over-year change in dividend payments resulted from our change from semi-annual to quarterly dividend payments.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock, including an increase of 500,000 shares in February 2019. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the first nine months of fiscal 2020, we repurchased 91,395 shares of common stock with an aggregate purchase price of $3.8 million. In the first nine months of the prior year, we repurchased 59,788 shares of common stock with an aggregate purchase price of $2.4 million. As of December 29, 2019, 412,985 shares remained available for purchase under the program

We are party to an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States.  Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At December 29, 2019, the effective interest rate on our borrowing was 2.4%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of December 29, 2019, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of December 29, 2019.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 29, 2019. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously announced, our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended December 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
9/30/2019-10/27/2019	—	$—	—	412,985
10/28/2019-11/24/2019	—	—	—	412,985
11/25/2019-12/29/2019	—	—	—	412,985
Total	—		—

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 29, 2019 filed with the SEC on February 5, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at December 29, 2019 and March 31, 2019, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 29, 2019 and December 30, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 29, 2019 and December 30, 2018, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and nine months ended December 29, 2019 and December 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 29, 2019 and December 30, 2018, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

(1)Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on July 29, 2010 (File no. 000-07647).
(2)Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009 (File no. 000-07647).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Jeffrey P. Oldenkamp
Jeffrey P. Oldenkamp
Vice President, Chief Financial Officer, and Treasurer
(On behalf of the registrant and as principal financial and accounting officer)
Dated: February 5, 2020