Form 10-K
period 2020-03-29
HAWKINS INC
filed 2020-05-20
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	March 29, 2020
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 29, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $405.0 millions based upon the closing sale price for the Registrant’s common stock on that date as reported by The Nasdaq Stock Market LLC, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 15, 2020, the Registrant had 10,593,095 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the annual meeting of shareholders to be held July 30, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2021” means our fiscal year ending March 28, 2021, “fiscal 2020” means our fiscal year ended March 29, 2020, “fiscal 2019” means our fiscal year ended March 31, 2019, “fiscal 2018” means our fiscal year ended April 1, 2018, and “fiscal 2017” means our fiscal year ended April 2, 2017.
ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 29, 2020

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

We conduct our business in three segments: Industrial, Water Treatment, and Health and Nutrition.

Industrial Segment.  Our Industrial Group specializes in providing industrial chemicals, products and services to industries such as agriculture, chemical processing, electronics, energy, food, pharmaceutical and plating. This group’s principal products are acids, alkalis and industrial and food-grade salts.

The Industrial Group:

•Receives, stores and distributes various chemicals in bulk quantities, including liquid caustic soda, sulfuric acid, hydrochloric acid, urea, phosphoric acid, aqua ammonia and potassium hydroxide;

•Manufactures sodium hypochlorite (bleach), agricultural products and certain food-grade products, including liquid phosphates, lactates and other blended products;

•Repackages water treatment chemicals for our Water Treatment Group and bulk industrial chemicals to sell in smaller quantities to our customers;

•Performs custom blending of chemicals according to customer formulas and specifications; and

•Performs contract and private label bleach packaging.

The group’s sales are concentrated primarily in the Midwestern states, while the group’s products sold into the food and pharmaceutical markets are sold nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through distribution centers and terminal operations. Agricultural sales within this group tend to be seasonal, with higher sales due to the application of fertilizer during the planting season of March through June given the regions of the country where we are located.

Water Treatment Segment.  Our Water Treatment Group specializes in providing chemicals, equipment and solutions for potable water, municipal and industrial wastewater, industrial process water, non-residential swimming pool water and agricultural water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

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

The group operates out of 29 warehouses supplying products and services to customers primarily in the Midwestern states and Florida. We expect to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

Health and Nutrition Segment. We established the Health and Nutrition segment of our business in fiscal 2016 through our acquisition of Stauber Performance Ingredients. Through sales of distributed specialty products and our manufactured products, our Health and Nutrition Group specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food, health and wellness products. This group offers a diverse product portfolio including minerals, vitamins and amino acids, excipients, joint products, botanicals and herbs, sweeteners and enzymes.

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

Intellectual Property.  Our intellectual property portfolio is of economic importance to our business. When appropriate, we have pursued, and we will continue to pursue, patents covering our products. We also have obtained certain trademarks for our products to distinguish them from our competitors’ products. We regard many of the formulae, information and processes that we generate and use in the conduct of our business as proprietary and protectable under applicable copyright, patent, trademark, trade secret and unfair competition laws.

Customer Concentration.  In fiscal 2020, none of our customers accounted for 10% or more of our total sales. Sales to our largest customer, which is in our Industrial segment, represented approximately 3-5% of our total sales in each of fiscal 2020, 2019 and 2018. In fiscal 2020, four of our five largest customers were in our Industrial segment and one was in our Health and Nutrition segment. Aggregate sales to these five customers represented approximately 10-12% of our total sales in each of fiscal 2020, 2019 and 2018. No other customer represented more than 2% of our total sales in fiscal 2020. The loss of any of our largest customers, or a substantial portion of their business, could have a material adverse effect on our results of operations.

Competition.  We operate in a competitive industry and compete with many producers, distributors and sales agents offering products equivalent to substantially all of the products we offer. Many of our competitors are larger than we are and may have greater financial resources, although no one competitor is dominant in all of the markets we serve. We compete by offering quality products with outstanding customer service at competitive prices coupled and with value-added services or product formulation where needed. Because of our long-standing relationships with many of our suppliers, we are often able to leverage those relationships to obtain products when supplies are limited or to obtain competitive pricing.

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

Employees.  We had 656 employees as of March 29, 2020, including 74 covered by collective bargaining agreements.

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

ITEM 1A. RISK FACTORS

You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K. Shareholders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may be anticipated. Additionally, the impact of the global coronavirus (“COVID-19”) pandemic could further exacerbate many of the risk factors described below or described elsewhere herein.

We operate in a highly competitive environment and face significant competition and price pressure.

We operate in a highly competitive industry and compete with producers, manufacturers, distributors and sales agents offering products equivalent to substantially all of the products we offer. Competition is based on several key criteria, including product price, product performance, product quality, product availability and security of supply, breadth of product offerings, geographic reach, responsiveness of product development in cooperation with customers, technical expertise and customer service. Many of our competitors are larger than we are and may have greater financial resources, more product offerings and a broader geographic reach. As a result, these competitors may be able to offer a broader array of products to a larger geographic area and may be better able than us to withstand changes in conditions within our industry, changes in the prices and availability of raw materials and changes in general economic conditions as well as be able to introduce innovative products that reduce demand for or the profit from our products. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability would be dependent upon our ability to offset competitive decreases in the prices and margins of our products by improving production efficiency, investing in infrastructure to reduce freight costs, identifying and selling higher margin products, providing higher levels of technical expertise and customer service, and improving existing products through innovation and research and development. If we are unable to maintain our profitability or competitive position, we could lose market share to our competitors and experience reduced profitability.

Fluctuations in the prices and availability of our raw materials, which may be cyclical in nature, could have a material adverse effect on our operations and the margins we receive on sales of our products.

We experience regular and recurring fluctuations in the pricing of our raw materials. Those fluctuations can be significant and occur rapidly. The cyclicality of commodity markets, such as the market for caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity. We cannot predict whether the markets for our raw materials will favorably impact or negatively impact the margins we can realize.

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

Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers could have a material adverse effect on our businesses. Although we sell to areas traditionally considered non-cyclical, such as water treatment, food products and health and nutritional ingredients, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing and energy industries which include the ethanol and agriculture industries. In addition, due to the extreme pressures of the current economic environment driven by the COVID-19 pandemic, even markets that had seemed stable may no longer be stable and may experience significant downturns and variability in demand for our products. Downturns in these industries could adversely affect our sales and our financial results by affecting demand for and pricing of our products.

Changes in our customers’ needs or failure of our products to meet customers’ specifications could adversely affect our sales and profitability.

Our products are used for a broad range of applications by our customers. Changes in our customers’ product needs or processes, or reductions in demand for their end products, may enable or require our customers to reduce or eliminate consumption of the products that we provide. Customers may also find alternative materials or processes that no longer require our products. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use.

Our products provide important performance attributes to our customers’ products. If our products fail to meet the customers’ specifications or comply with applicable laws or regulations, perform in a manner inconsistent with the customers’ expectations or have a shorter useful life than required, a customer could seek replacement of the product or damages for costs incurred as a result of the product failure. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers. Reductions in demand for our products could adversely affect our sales and financial results and result in facility closures.

Our business is subject to hazards common to chemical businesses, any of which could interrupt our production and adversely affect our results of operations.

Our business is subject to hazards common to chemical manufacturing, blending, storage, handling and transportation, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, traffic accidents involving our delivery vehicles, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination. In addition, the occurrence of material operating problems or the absence of personnel due to pandemics or other disasters at any of our facilities due to any of these hazards may make it impossible for us to make sales to our customers and may result in a negative public or political reaction. Many of our facilities are near significant residential populations which increases the risk of negative public or political reaction should an environmental issue occur and could lead to adverse zoning or other regulatory actions that could limit our ability to operate our business in those locations. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

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

In addition, we operate a fleet of more than 150 commercial vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the U.S. Department of Transportation (“DOT”). The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could severely restrict or otherwise impact our operations, which could have a material adverse effect on our operations as a whole, including our results of operations and cash flows.

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

We are aware that soil and groundwater contamination exists on one of our facilities. The primary contaminate of concern is trichloroethylene. In fiscal 2018, we reserved $0.6 million for estimated expenses related to remediating this contamination. At the end of fiscal 2020, the remaining reserve balance is less than $0.1 million. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. Increases in these estimated environmental expenses could have a material adverse effect on our business, financial condition and results of operations.

Our food, pharmaceutical and health and nutrition products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of such products.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our food, pharmaceutical and health and nutrition products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the Food and Drug Administration (the “FDA”), the United States Department of Agriculture and the Federal Trade Commission, and we are also subject to similar regulators in other countries. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate our products. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

•requirements for the reformulation of certain or all products to meet new standards,
•the recall or discontinuance of certain or all products,
•additional record-keeping requirements,
•expanded documentation of the properties of certain or all products,
•expanded or different labeling,
•adverse event tracking and reporting, and
•additional scientific substantiation.

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

Any or all of the potential negative consequences described above could have a material adverse effect on us or substantially increase the cost of doing business in these areas. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.
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

Demand for our food and health and nutrition products is highly dependent upon consumers’ perception of the safety and quality of our products, our customers’ products as well as similar products distributed by other companies, and adverse publicity and negative public perception regarding particular ingredients or products or the nutraceuticals industry in general could adversely affect the financial performance of those portions of our business.

Purchasing decisions made by consumers of products that contain our ingredients may be affected by adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of products that contain our ingredients as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to dietary supplements or food ingredients may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our Water Treatment Group and our agricultural product sales within our Industrial Group are subject to seasonality and weather conditions, which could adversely affect our results of operations.

Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities. Our agricultural product sales within our Industrial Group are also seasonal, primarily corresponding with the planting season. Demand in both of these areas is also affected by weather conditions, as either higher or lower than normal precipitation or temperatures may affect water usage and the timing and the amount of consumption of our products. We cannot assure you that seasonality or fluctuating weather conditions will not have a material adverse effect on our results of operations.

The insurance that we maintain may not fully cover all potential exposures.

We maintain lines of commercial insurance, such as property, general liability and casualty insurance, but such insurance may not cover all risks associated with the hazards of our businesses and is subject to limitations, including deductibles and limits on the liabilities covered. We may incur losses beyond the limits or outside the coverage of our insurance policies, including liabilities for environmental remediation and product liability. In addition, from time to time, various types of insurance for companies in the chemical, food or health and nutrition products industries have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Failure to comply with the covenants under our credit facility may have a material adverse effect.

We are party to a credit agreement (the “Credit Agreement”) with U.S. Bank National Association and other lenders (collectively, the “Lenders”), which includes secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. At March 29, 2020, we had $60.0 million outstanding under the Revolving Loan Facility.

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

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter, or December 30, 2019 for fiscal 2020. Goodwill impairment testing is at the reporting unit level. For our Industrial and Water Treatment reporting units, we performed an analysis of qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If that qualitative analysis indicates that an impairment may exist, then we would calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. For our Health and Nutrition reporting unit, we performed a quantitative goodwill impairment analysis, which required us to estimate the fair value of the reporting unit and compare the fair value to the reporting unit’s carrying value. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of December 30, 2019, the fair value of our Health and Nutrition reporting unit exceeded its carrying value, and thus no impairment was recorded. In fiscal 2018, however, we recorded an impairment charge in our Health and Nutrition reporting unit of $39.1 million. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. An adverse change in these factors may have a significant impact on the recoverability of the net assets recorded, and any resulting impairment charge in the future could have a material adverse effect on our financial condition and consolidated results of operations.

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

The occurrence of extraordinary events, including future terrorist attacks, global health developments and pandemics (including the COVID-19 outbreak), or escalation of hostilities, cannot be predicted, but their occurrence can be expected to negatively affect the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

We may not be able to renew our leases of land where four of our operations facilities reside.

We lease the land where our three main terminals are located and where another significant manufacturing plant is located. These leases, including all renewal periods, have expiration dates from 2023 to 2044. The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. The fourth lease provides that we turn any property remaining on the land over to the lessor for them to maintain or remove at their expense. The cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our facilities material to our operations consist of our locations described below. In addition to the facilities listed below, our Water Treatment group operates out of 27 additional warehouse locations, the majority of which are owned by us. We believe that our facilities are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us and is primarily used as office and warehouse space. We believe that we carry customary levels of insurance covering the replacement of damaged property.

Group	Location	Approx. Square Feet
Corporate headquarters	Roseville, MN	50,000
Health and Nutrition	Fullerton, CA (1)	55,800
	Florida, NY (2)	107,000
Industrial	Minneapolis, MN (3)	177,000
	Camanche, IA	95,000
	Centralia, IL (4)	77,000
	Dupo, IL (5)	64,000
	St. Paul, MN (6)	32,000
	Rosemount, MN (7)	63,000
Industrial and Water Treatment	St. Paul, MN (8)	59,000
	Memphis, TN	41,000
Water Treatment	Apopka, FL	32,100
(1)This is a leased facility comprising administrative offices and a distribution facility. The lease runs through January 2021.
(2)This is comprised of (i) a 79,000 square foot manufacturing plant which sits on approximately 16 acres and (ii) a leased 28,000 square foot warehouse located in close proximity that is leased until December 2022.
(3)This is our principal manufacturing location that sits on approximately 11 acres of land.
(4)This manufacturing facility includes 10 acres of land owned by the Company.
(5)The land for this manufacturing and packaging facility is leased from a third party, with the lease expiring in May 2023.
(6)Our terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, outside storage tanks for the storage of liquid bulk chemicals, including caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota. One of the applicable leases runs through 2033, while the other one runs through 2044 including all available lease extensions.
(7)This facility includes 28 acres of land owned by the Company. This manufacturing facility has outside storage tanks for the storage of bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals.
(8)Our Red Rock facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land, has outside storage capacity for liquid bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota and runs until 2029.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “HWKN.” As of May 15, 2020, shares of our common stock were held by approximately 378 shareholders of record.

In 2014, our Board of Directors authorized the repurchase of up to 300,000 shares of our outstanding common stock. On February 7, 2019, our Board of Directors increased the authorization to up to 800,000 shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for three months ended March 29, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
12/30/2019 - 1/26/2020	—	—	—	412,985
1/27/2020 - 2/23/2020	—		—	412,985
2/24/2020 - 3/29/2020	54,188	$38.03	54,188	358,797
Total	54,188		54,188

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the Nasdaq Industrial Index, the Nasdaq Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock and each of those indices on March 29, 2015, and reinvestment of all dividends.

180
160
140
120
100
80
Index Value
2015
2016
2017
2018
2019
2020
Period Ending
Hawkins, Inc.
Nasdaq Industrial Index
Nasdaq Composite Index
Russell 2000 Index
S&P Small Cap 600 Index

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the Company is presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s Financial Statements and Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K.

	Fiscal Year
	2020	2019	2018 (1)	2017	2016
	(In thousands, except per share data)
Sales	$540,198	$556,326	$504,169	$483,593	$413,976
Gross profit	100,917	95,936	86,760	98,073	80,257
Net income (loss)	28,367	24,433	(9,177)	22,555	18,143
Basic earnings (loss) per common share	2.68	2.29	(0.87)	2.14	1.72
Diluted earnings (loss) per common share	2.66	2.28	(0.86)	2.13	1.72
Cash dividends declared per common share	0.9225	0.68	0.88	0.84	0.80
Cash dividends paid per common share	0.9225	1.12 (2)	0.86	0.82	0.78

Total assets	$389,328	$385,599	$390,991	$418,584	$436,491
Total long-term obligations (3)	64,978	90,316	96,646	100,968	130,407

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

(2) - In fiscal 2019, we changed from paying dividends semi-annually to quarterly. Normalized dividends paid in fiscal 2019 were $0.90 per share.

(3) - Total long-term obligations includes bank debt payable, as per the terms of the then-existing credit agreement, later than 12 months after the balance sheet date as well as obligations payable under the terms of our withdrawal from a multi-employer pension plan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2020, 2019 and 2018. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Financial Overview

An overview of our financial performance in fiscal 2020 is provided below:

•Sales of $540.2 million, a 2.9% decrease from fiscal 2019;

•Gross profit of $100.9 million, an increase of $5.0 million, or 5.2% from fiscal 2019;

•Selling, general and administrative (“SG&A”) expenses were relatively flat year over year, and up 0.4% as a percentage of sales from fiscal 2019;

•Net cash provided by operating activities of $58.9 million, as compared to $48.0 million for fiscal 2019.

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

Statement on COVID-19

The pandemic caused by COVID-19 was first reported in Wuhan, China in December 2019 and has since spread throughout the world. Financial markets have been volatile in 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic.

The pandemic has resulted in federal, state and local governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures.

All of our manufacturing facilities qualify as essential operations (or the equivalent) under applicable federal and state orders. As a result, all of our manufacturing sites and facilities have continued to operate and are doing so safely, with no significant impact to output levels. We are enforcing social distancing and enhanced health, safety and sanitization measures in accordance with guidelines from the Center for Disease Control. We have also implemented necessary procedures and support to enable a significant portion of our office personnel to work remotely.

As the spread of the virus began to be identified within the United States in March 2020, we acted by imposing travel restrictions, transitioning large meetings from in-person to virtual formats, assessing our information technology infrastructure to ensure readiness for a remote workforce, staying connected to customers, suppliers and business partners, planning for return to the workplace and making operational adjustments as needed to ensure continued safety of our workforce, while also ensuring the ability to continue to supply products to meet the nation’s essential needs and evolving market demands.

During this public health crisis, we remain focused on the health and safety of our employees, customers and suppliers and maintaining safe and reliable operations of our manufacturing sites. As our operations and products are essential to critical national infrastructure, it is imperative that we continue to supply materials including the products needed to maintain safe drinking water, ingredients essential for large-scale food, pharmaceutical and other health product manufacturing and nutrition products needed to support our critical infrastructure. Our manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing.

We ended fiscal 2020 with a leverage ratio below 1.0x, net debt of $55.7 million and significant amounts available for borrowing under our Revolving Loan Facility.

The COVID-19 pandemic has created tremendous uncertainty in the economy. The financial impact to our company has been mixed, as sales to certain end-markets such as food, bottled bleach and health and nutrition have benefited our reporting segments, while decreased sales to other end-markets such as ethanol, pools and resorts have negatively impacted them. As uncertainty continues with this pandemic, we expect mixed results to continue for the foreseeable future. We will continue to be cautious in our capital expenditures and investments, and delay investments where deemed appropriate, while still investing for the future by opening new Water Treatment branches and making capital investments to drive higher margin business. With our current debt levels and available borrowings, we believe we are well-positioned to weather a continued economic downturn.

Share Repurchase Program

Our Board of Directors has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During fiscal 2020, we repurchased 145,583 shares of common stock with an aggregate purchase price of $5.9 million. During fiscal 2019, we repurchased 108,166 shares of common stock with an aggregate purchase price of $4.4 million. No shares were repurchased during fiscal 2018. As of March 29, 2020, 358,797 shares remained available for purchase under the program.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Sales	100.0%	100.0%	100.0%
Cost of sales	(81.3)%	(82.8)%	(82.8)%
Gross profit	18.7%	17.2%	17.2%
Selling, general and administrative expenses	(11.0)%	(10.6)%	(11.8)%
Goodwill impairment	—%	—%	(7.8)%
Operating income (loss)	7.7%	6.6%	(2.3)%
Interest expense, net	(0.4)%	(0.6)%	(0.7)%
Other income	—%	—%	—%
Income (loss) before income taxes	7.3%	6.0%	(3.0)%
Income tax provision	(2.0)%	(1.6)%	1.2%
Net income (loss)	5.3%	4.4%	(1.8)%

Fiscal 2020 Compared to Fiscal 2019

Sales

Sales decreased $16.1 million, or 2.9%, to $540.2 million for fiscal 2020, as compared to sales of $556.3 million for fiscal 2019.

Industrial Segment.  Industrial segment sales decreased $6.6 million, or 2.4%, to $275.2 million for fiscal 2020, as compared to $281.9 million for fiscal 2019. Sales of bulk commodity products in the Industrial segment were approximately 18% of sales dollars in fiscal 2020 and 22% in fiscal 2019. The decrease in sales dollars from the prior year was driven by lower pricing due to lower costs of one of our major commodities as well as an overall decrease in volumes sold, particularly of lower-priced bulk commodities driven by a weak ethanol industry. This was offset somewhat by an increase in volumes sold of our manufactured, blended and re-packaged products that typically carry higher per-unit selling prices.

Water Treatment Segment.  Water Treatment segment sales increased $10.4 million, or 7.0%, to $159.9 million for fiscal 2020, as compared to $149.5 million for fiscal 2019. Sales of bulk commodity products in the Water Treatment segment were approximately 12% of sales dollars in fiscal 2020 and 15% in fiscal 2019. The increase in sales dollars was driven by increased volumes sold of certain manufactured, blended and re-packaged products that carry higher per-unit selling prices. This was offset somewhat by lower volumes sold of our bulk commodity products as well as lower pricing due to lower costs of one of our major commodities.

Health and Nutrition Segment. Sales for our Health and Nutrition segment decreased $19.9 million, or 15.9%, to $105.1 million for fiscal 2020, as compared to $125.0 million for fiscal 2019. The decline in sales was driven by decreased sales of our distributed specialty products, some of which was due to a previously anticipated worldwide supply shortage of a significant product that we experienced in the first two quarters of this fiscal year, and the ramp-up of sales with new partners replacing previous product lines.

Gross Profit

Gross profit increased $5.0 million to $100.9 million, or 18.7% of sales, for fiscal 2020, from $95.9 million, or 17.2% of sales, for fiscal 2019. During the current year, the LIFO reserve increased, and gross profits decreased, by $0.6 million. In the same period a year ago, the LIFO reserve decreased, and gross profits increased, by $0.5 million.

Industrial Segment.  Gross profit for the Industrial segment increased $4.0 million to $38.9 million, or 14.1% of sales, for fiscal 2020, from $34.9 million, or 12.4% of sales, for fiscal 2019. During fiscal 2020, the LIFO reserve increased, and gross profits decreased, by $0.6 million. In fiscal 2019, the LIFO reserve decreased, and gross profits increased, by $0.8 million. In spite of the $1.4 million year-over-year unfavorable LIFO impact and lower overall sales dollars, total gross profit increased from a year ago due to a favorable product mix shift to more sales of our higher margin manufactured, blended and re-packaged products.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $3.9 million to $41.9 million, or 26.2% of sales, for fiscal 2020, from $38.0 million, or 25.4% of sales, for fiscal 2019. During fiscal 2020, the LIFO reserve changed nominally and therefore had a minimal impact on gross margin. In fiscal 2019, the LIFO reserve increased, and gross profits decreased, by $0.3 million. Gross profit increased as a result of increased sales of our manufactured, blended and re-packaged products compared to a year ago, offset somewhat by higher operating costs.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $3.0 million to $20.1 million, or 19.1% of sales, for fiscal 2020, compared to $23.1 million, or 18.4% of sales, for fiscal 2019. Gross profit decreased as a result of lower sales, while gross profit as a percent of sales improved year over year due to increased profitability on certain products as well as lower operational costs. The decrease in operational costs was offset somewhat by a $0.6 million impairment charge related to certain manufacturing equipment that will not be used in production as previously planned.

Selling, General and Administrative Expenses

SG&A expenses were relatively flat at $59.2 million, or 11.0% of sales, for fiscal 2020, and $59.1 million, or 10.6% of sales, for fiscal 2019. Fiscal 2020 includes a favorable adjustment to compensation expense related to our non-qualified deferred compensation plan of $0.2 million compared to a nominal adjustment in the prior year. These adjustments are offset in other income/expense. Increases in other variable expenses largely offset this year-over-year benefit.

Operating Income (Loss)

Operating income was $41.7 million, or 7.7% of sales, for fiscal 2020, as compared to $36.8 million, or 6.6% of sales, for fiscal 2019 due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $2.5 million for fiscal 2020, a decrease of $0.9 million from interest expense of $3.4 million for fiscal 2019. Interest expense decreased due to lower outstanding borrowings and lower borrowing rates compared to the prior year.
Income Tax Provision

Our effective tax rate was relatively flat at 27.2% for fiscal 2020 and 27.1% for fiscal 2019.

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

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2020 was $58.9 million compared to $48.0 million in fiscal 2019. The increase in cash provided by operating activities in fiscal 2020 as compared to fiscal 2019 was primarily driven by favorable year-over-year changes in certain components of working capital, in particular lower cash used for accounts payable and inventory, as well as the improvement in net income. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as most of our barges are received during this period.

Cash used in investing activities was $24.2 million in fiscal 2020 compared to $12.3 million in fiscal 2019. Capital expenditures were $24.5 million in fiscal 2020 and $12.6 million in fiscal 2019. Capital expenditures in fiscal 2020 included $9.5 million in the aggregate for the purchase of our previously leased corporate headquarters and a previously leased Water Treatment branch facility as well as the purchase of a facility for a Water Treatment branch expansion. The additional increase in capital expenditures primarily related to facility improvements and new and replacement equipment.

Cash used in financing activities was $39.6 million in fiscal 2020, as compared to cash used in financing activities of $31.4 million in fiscal 2019. Cash used in financing activities included net debt repayments of $25.0 million in fiscal 2020 and $16.0 million in fiscal 2019. We also paid out cash dividends of $9.8 million in fiscal 2020 and $12.0 million in fiscal 2019. In fiscal 2020, we used $5.9 million to repurchase shares under our board-authorized share repurchase program, and in fiscal 2019, we used $4.4 million to repurchase shares under the program.

Our cash balance was $4.3 million at March 29, 2020, a decrease of $4.9 million as compared with March 31, 2019. Cash flows generated by operations during fiscal 2020 were largely offset by debt repayments, capital expenditures and dividend payments.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At March 29, 2020, the effective interest rate on our borrowings was 2.3%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of March 29, 2020, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of March 29, 2020 and expect to remain in compliance with all covenants for the next 12 months.

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
Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Fiscal Period
Contractual Obligation	2021	2022	2023	2024	2025	More than 5 Years	Total
	(In thousands)
Senior secured revolver (1)	$—	$—	$—	$60,000	$—	$—	$60,000
Interest payments (2)	$1,557	$1,557	$1,557	$1,557	$—	$—	$6,228
Operating lease obligations (3)	$1,769	$1,556	$1,442	$1,110	$1,124	$4,114	$11,115
Pension withdrawal liability (4)	$467	$467	$467	$467	$467	$3,972	$6,307

(1) Represents balance outstanding as of March 29, 2020, and assumes such amount remains outstanding until its maturity date. See Note 8 of our consolidated Financial Statements for further information.
(2) Represents interest payments and commitment fees payable on outstanding balances under our revolver, and assumes interest rates remain unchanged from the rate as of March 29, 2020.
(3) As reported under ASC Topic 842
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

Goodwill and Infinite-life Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter, or December 30, 2019 for fiscal 2020. For our Industrial and Water Treatment reporting units, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of either of these reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for either of these reporting units.

For our Health and Nutrition reporting unit, we performed a quantitative goodwill impairment analysis which required us to estimate the fair value of the reporting unit and compare the fair value to its carrying value. We utilized a discounted cash flow approach to calculate the present value of projected future cash flows using appropriate discount rates. In determining the fair value of our Health and Nutrition reporting unit using the discounted cash flow approach, we considered our projected operating results and then made a number of assumptions. These assumptions included future business plans, economic projections and market data as well as management estimates regarding future cash flows and operating results. The key assumptions we used in preparing our discounted cash flow analysis are (1) projected cash flows, (2) risk adjusted discount rate, and (3) expected long term growth rate. We then compared the total fair values for all reporting units to our overall market capitalization as a test of the reasonableness of this approach. For this comparison, the fair value of the Water Treatment reporting unit was estimated based on a multiple of EBITDA. As of December 30, 2019, the estimated fair value of our Health and Nutrition reporting unit was more than its carrying values and accordingly no impairment charge was recorded.

Subsequent to our annual goodwill impairment testing date of December 30, 2019, the United States began to see economic impacts of the COVID-19 pandemic. As a result, management evaluated the potential long-term impact to our businesses. As a result of this qualitative analysis in the fourth quarter, we determined there were no material adverse changes to our initial projections as a result of the COVID-19 pandemic.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is our fiscal year beginning March 30, 2020. We have evaluated the requirements of this standard on our financial assets. Upon adoption, this ASU will impact our method for calculating and estimating our allowance for doubtful accounts, but it will not have a material impact to our financial position or results of operations.

We do not expect that any other recently issued accounting pronouncements will have a material effect on our financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Hawkins, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hawkins, Inc. and subsidiaries (the Company) as of March 29, 2020 and March 31, 2019, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended March 29, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 29, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2020 and March 31, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended March 29, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of April 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and related amendments.

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

Minneapolis, Minnesota
May 20, 2020

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	March 29, 2020	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,277	$9,199
Trade receivables less allowance for doubtful accounts of $784 for 2020 and $620 for 2019	67,391	63,966
Inventories	54,436	60,482
Income taxes receivable	—	527
Prepaid expenses and other current assets	4,927	5,235
Total current assets	131,031	139,409
PROPERTY, PLANT, AND EQUIPMENT:
Land	11,045	9,140
Buildings and improvements	108,175	96,389
Machinery and equipment	98,171	93,153
Transportation equipment	32,737	29,744
Office furniture and equipment	17,093	16,435
	267,221	244,861
Less accumulated depreciation	140,877	126,233
Net property, plant, and equipment	126,344	118,628
OTHER ASSETS:
Right-of-use assets	9,090	—
Goodwill	58,440	58,440
Intangible assets, net	60,653	65,726
Other	3,770	3,396
Total other assets	131,953	127,562
Total assets	$389,328	$385,599
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$34,129	$29,314
Accrued payroll and employee benefits	13,538	12,483
Current portion of long-term debt	9,907	9,907
Income tax payable	59	—
Short-term lease liability	1,523	—
Container deposits	1,376	1,299
Other current liabilities	1,688	2,393
Total current liabilities	62,220	55,396
LONG-TERM DEBT, LESS CURRENT PORTION	49,751	74,658
LONG-TERM LEASE LIABILITY	7,649	—
PENSION WITHDRAWAL LIABILITY	4,978	5,316
OTHER LONG-TERM LIABILITIES	6,140	5,695
DEFERRED INCOME TAXES	25,106	26,673
Total liabilities	155,844	167,738
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,512,229 and 10,592,450 shares issued and outstanding for 2020 and 2019, respectively	526	530
Additional paid-in capital	50,090	52,609
Retained earnings	182,947	164,405
Accumulated other comprehensive income	(79)	317
Total shareholders’ equity	233,484	217,861
Total liabilities and shareholders’ equity	$389,328	$385,599

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except share and per-share data)

	Fiscal Year Ended
	March 29, 2020	March 31, 2019	April 01, 2018
Sales	$540,198	$556,326	$504,169
Cost of sales	(439,281)	(460,390)	(417,409)
Gross profit	100,917	95,936	86,760
Selling, general and administrative expenses	(59,246)	(59,118)	(59,403)
Goodwill impairment	—	—	(39,116)
Operating income (loss)	41,671	36,818	(11,759)
Interest expense, net	(2,511)	(3,361)	(3,408)
Other (expense) income	(204)	73	91
Income (loss) before income taxes	38,956	33,530	(15,076)
Income tax (expense) benefit	(10,589)	(9,097)	5,899
Net income (loss)	$28,367	$24,433	$(9,177)

Weighted average number of shares outstanding-basic	10,579,989	10,654,887	10,607,422
Weighted average number of shares outstanding-diluted	10,654,400	10,726,176	10,643,719

Basic earnings (loss) per share	$2.68	$2.29	$(0.87)
Diluted earnings (loss) per share	$2.66	$2.28	$(0.86)

Cash dividends declared per common share	$0.9225	$0.68	$0.88

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended
	March 29, 2020	March 31, 2019	April 1, 2018

Net income (loss)	$28,367	$24,433	$(9,177)
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(396)	(280)	296
Unrealized gain on post-retirement liability	—	1	2
Total other comprehensive (loss) income	(396)	(279)	298
Total comprehensive income (loss)	$27,971	$24,154	$(8,879)

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 2, 2017	10,582,596	$529	$51,104	$165,897	$298	$217,828
Cash dividends declared				(9,400)		(9,400)
Share-based compensation expense			1,371			1,371
Vesting of restricted stock	8,092	1	(1)			—
ESPP shares issued	41,304	2	1,403			1,405
Other comprehensive income, net of tax				(78)	298	220
Net loss				(9,177)		(9,177)
BALANCE — April 1, 2018	10,631,992	$532	$53,877	$147,242	$596	$202,247
Cash dividends declared				(7,270)		(7,270)
Share-based compensation expense			2,010			2,010
Vesting of restricted stock	33,051	2	(2)			—
Shares surrendered for payroll taxes	(8,105)	(1)	(265)			(266)
ESPP shares issued	43,678	2	1,336			1,338
Shares repurchased	(108,166)	(5)	(4,347)			(4,352)
Other comprehensive income, net of tax					(279)	(279)
Net income				24,433		24,433
BALANCE — March 31, 2019	10,592,450	$530	$52,609	$164,405	$317	$217,861
Cash dividends declared and paid				(9,825)		(9,825)
Share-based compensation expense			2,273			2,273
Vesting of restricted stock	35,972	1	(1)			—
Shares surrendered for payroll taxes	(9,160)	(1)	(342)			(343)
ESPP shares issued	38,550	2	1,398			1,400
Shares repurchased	(145,583)	(6)	(5,847)			(5,853)
Other comprehensive income, net of tax					(396)	(396)
Net income				28,367		28,367
BALANCE — March 29, 2020	10,512,229	$526	$50,090	$182,947	$(79)	$233,484
See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 29, 2020	March 31, 2019	April 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,367	$24,433	$(9,177)
Reconciliation to cash flows:
Depreciation and amortization	21,584	21,756	22,390
Operating leases	2,033	—	—
Amortization of debt issuance costs	93	122	136
Loss (gain) on deferred compensation assets	233	(73)	(92)
Goodwill Impairment	—	—	39,116
Deferred income taxes	(1,421)	(607)	(14,757)
Stock compensation expense	2,273	2,010	1,371
Loss (gain) from property disposals	563	415	(46)
Changes in operating accounts (using) providing cash:
Trade receivables	(3,387)	(487)	(6,164)
Inventories	6,045	(746)	(8,487)
Accounts payable	4,228	(4,137)	4,157
Accrued liabilities	663	4,752	1,674
Lease liabilities	(2,025)	—	—
Income taxes	586	2,116	(1,711)
Other	(933)	(1,564)	(1,061)
Net cash provided by operating activities	58,902	47,990	27,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(24,549)	(12,618)	(19,703)
Proceeds from property disposals	346	275	364
Net cash used in investing activities	(24,203)	(12,343)	(19,339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,825)	(11,975)	(9,161)
New shares issued	1,400	1,338	1,405
Shares surrendered for payroll taxes	(343)	(266)	—
Shares repurchased	(5,853)	(4,352)	—
Payments for debt issuance costs	—	(183)	—
Payments on senior secured term loan	—	(85,000)	(8,125)
Payments on senior secured revolving credit facility	(44,000)	(24,000)	(21,000)
Proceeds from revolver borrowings	19,000	93,000	27,000
Net cash used in financing activities	(39,621)	(31,438)	(9,881)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,922)	4,209	(1,871)
CASH AND CASH EQUIVALENTS - beginning of year	9,199	4,990	6,861
CASH AND CASH EQUIVALENTS - end of year	$4,277	$9,199	$4,990
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$11,415	$7,589	$10,232
Cash paid for interest	2,413	3,160	3,025
Noncash investing activities - Capital expenditures in accounts payable	1,041	495	468

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

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal years ended March 29, 2020 (“fiscal 2020”), March 31, 2019 (“fiscal 2019”) and April 1, 2018 (“fiscal 2018”) were 52 weeks. The fiscal year ending March 28, 2021 (“fiscal 2021”) will also be 52 weeks.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost for approximately 72% of our inventory determined using the last-in, first-out (“LIFO”) method. Cost for the other 28% of our total inventory is determined using the first-in, first-out (“FIFO”) method.

Leases - The Company determines if an arrangement is a lease at inception. Right-of-use ("ROU") assets include operating leases. Lease liabilities for operating leases are classified in "short-term lease liabilities" and "long-term lease liabilities" in our condensed consolidated balance sheet.

ROU assets and related liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date, in determining the present value of lease payments. We use the implicit rate when readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Lease and non-lease components are generally accounted for separately for real estate leases. For non-real estate leases, we account for the lease and non-lease components as a single lease component.

Property, Plant and Equipment - Property is stated at cost and depreciated or amortized over the lives of the assets, using the straight-line method. Estimated lives are: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; and 3 to 10 years for transportation equipment and office furniture and equipment including computer systems. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease term. Depreciation expense is recorded in our Consolidated Statement of Income (Loss) within cost of goods sold and selling, general and administrative expense, depending on the use of the underlying asset.

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. During fiscal 2020, we incurred a $0.6 million impairment charge as a result of the determination to not use a piece of equipment in our manufacturing operations as previously planned. Other that this asset, no additional long-lived assets were determined to be impaired during fiscal years 2020, 2019 or 2018.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter. As of December 30, 2019, we performed an analysis of qualitative factors for our Industrial and Water Treatment reporting units to determine whether it is more likely than not that the fair value of either of these reporting units was less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for either of these reporting units.

We performed a quantitative goodwill impairment test for our Health and Nutrition reporting unit. This test, used to identify potential impairment, compares the fair value of each reporting unit with its carrying value, including indefinite-lived intangible assets. If the fair value exceeds the carrying value, the goodwill is not considered impaired. If the carrying amount exceeds the fair value, the reporting unit’s goodwill is considered impaired, and we must recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. The fair value of our Health and Nutrition reporting unit exceeded its carrying value as of December 30, 2019, and accordingly we did not record a goodwill impairment charge.

Goodwill impairment assessments were also completed in the fourth quarters of fiscal 2019 and 2018. We recorded a $39.1 million impairment charge during the fourth quarter of fiscal 2018 in our Health and Nutrition reporting unit. The impairment charge was recorded as a result of changes in expectations for future growth as part of our fourth quarter long-term strategic planning process to align with historical experience in recent periods and expected changes in future product mix.

Our primary identifiable intangible assets include customer lists, trade secrets, non-competition agreements, trademarks and trade names acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 14 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative impairment test for fiscal 2020. Impairment assessments were also completed in the fourth quarters of fiscal 2019 and 2018 which resulted in no impairment charges for either of these fiscal years.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basic and diluted EPS were calculated using the following:

	March 29, 2020	March 31, 2019	April 1, 2018
Weighted average common shares outstanding — basic	10,579,989	10,654,887	10,607,422
Dilutive impact of stock performance units and restricted stock	74,411	71,289	36,297
Weighted average common shares outstanding — diluted	10,654,400	10,726,176	10,643,719

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2020, 2019 or 2018.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is our fiscal year 2021. We have evaluated the requirements of this standard on our financial assets. Upon adoption, this ASU will impact our method for calculating and estimating our allowance for doubtful accounts, but it will not have a material impact to our financial position or results of operations.

We do not expect that any other recently issued accounting pronouncements will have a material effect on our financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which provides new accounting guidance requiring lessees to recognize most leases as assets and liabilities on the balance sheet and disclose key information about leasing arrangements. We adopted this guidance and related amendments on April 1, 2019. The new standard establishes a Right of Use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and expense recognition in the income statement. We adopted this ASU using the modified retrospective method. See Note 14 to the condensed consolidated financial statements for further details.

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
The following table disaggregates external customer net sales by major revenue stream:

	Fiscal Year Ended March 29, 2020:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$49,864	$18,481	$90,065	$158,410
Manufactured, blended or repackaged products (2)	222,161	139,917	14,770	376,848
Other	3,199	1,497	244	4,940
Total external customer sales	$275,224	$159,895	$105,079	$540,198

	Fiscal Year Ended March 31, 2019:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$60,947	$21,813	$109,067	$191,827
Manufactured, blended or repackaged products (2)	216,874	126,217	15,684	358,775
Other	4,039	1,460	225	5,724
Total external customer sales	$281,860	$149,490	$124,976	$556,326

(1)For our Industrial and Water Treatment segments, this line includes our bulk products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities. For our Health and Nutrition segment,

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Note 3 — Derivative Instruments

We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement will terminate on December 23, 2020, and the notional amount of the swap agreement is $20 million. We have designated this swap as a cash flow hedge and have determined that it qualifies for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive income or loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

For the years ended March 29, 2020 and March 31, 2019, we recorded $0.4 million and $0.3 million in other comprehensive income related to unrealized losses (net of tax) on the cash flow hedge described above. For the year ended April 1, 2018, we recorded $0.3 million in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. Included in other current liabilities on our condensed consolidated balance sheet was $0.1 million as of March 29, 2020. Included in other long-term assets on our condensed consolidated balance sheet was $0.4 million as of March 31, 2019 and $0.8 million as of April 1, 2018.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our financial assets that are measured at fair value on a recurring basis are an interest rate swap and assets held in a deferred compensation retirement plan. As of March 29, 2020, the assets held in a deferred compensation retirement plan is classified as other long-term assets on our balance sheet, with the portion of the plan assets expected to be paid within twelve months classified as current assets and the interest rate swap is classified as other current liabilities on our balance sheet. As of March 31, 2019, both of these assets were classified as other long-term assets on our balance sheet, with the portion of the deferred compensation retirement plan assets expected to be paid within twelve months reclassified to current assets. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following table summarizes the balances of assets or liabilities measured at fair value on a recurring basis as of March 29, 2020 and March 31, 2019.

(In thousands)		March 29, 2020	March 31, 2019
Assets
Deferred compensation plan assets	Level 1	$3,564	$2,637
Interest rate swap	Level 2	—	435

Liabilities
Interest rate swap	Level 2	108	—

 0

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Inventories

Inventories at March 29, 2020 and March 31, 2019 consisted of the following:

	2020	2019
(In thousands)
Inventory (FIFO basis)	$60,090	$65,526
LIFO reserve	(5,654)	(5,044)
Net inventory	$54,436	$60,482

The FIFO value of inventories accounted for under the LIFO method was $43.3 million at March 29, 2020 and $45.2 million at March 31, 2019. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 — Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill for each of our three reportable segments were as follows:

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Balance as of April 1, 2018, March 31, 2019 and March 29, 2020	$6,495	$7,000	$44,945	$58,440

The following is a summary of our identifiable intangible assets as of March 29, 2020 and March 31, 2019:

	2020
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$78,383	$(21,400)	$56,983
Trademarks and trade names	6,045	(3,640)	2,405
Other finite-life intangible assets	3,648	(3,610)	38
Total finite-life intangible assets	88,076	(28,650)	59,426
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$89,303	$(28,650)	$60,653

	2019
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$78,383	$(16,910)	$61,473
Trademarks and trade names	6,045	(3,115)	2,930
Other finite-life intangible assets	3,648	(3,552)	96
Total finite-life intangible assets	88,076	(23,577)	64,499
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$89,303	$(23,577)	$65,726

Intangible asset amortization expense was $5.1 million during fiscal 2020, $5.5 million during fiscal 2019, and $5.7 million during fiscal 2018.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

(In thousands)	2021	2022	2023	2024	2025
Estimated amortization expense	$5,028	$4,891	$4,891	$4,891	$4,891

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 – Debt

On November 30, 2018, we entered into an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement refinanced the term and revolving loans under our previous credit agreement with U.S. Bank and provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

We used $91.0 million of the proceeds from the Revolving Loan Facility to refinance the obligations under the previous credit facility. We may use the remaining amount of the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes.

At March 29, 2020, the effective interest rate on our borrowings was 2.3%. In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs of $0.2 million paid to the lenders in connection with the Credit Agreement, as well as unamortized debt issuance costs of $0.3 million paid in connection with the previous credit facility, are reflected as a reduction of debt and are being amortized as interest expense over the term of the Revolving Loan Facility.
Debt at March 29, 2020 and March 31, 2019 consisted of the following:

(In thousands)	March 29, 2020	March 31, 2019
Senior secured revolving loan	$60,000	$85,000
Less: unamortized debt issuance costs	(342)	(435)
Total debt, net of debt issuance costs	59,658	84,565
Less: current portion of long-term debt, net of current unamortized debt issuance costs	(9,907)	(9,907)
Total long-term debt	$49,751	$74,658

Note 9 — Share-Based Compensation

Performance-Based Restricted Stock Units.  Our Board of Directors has approved a performance-based equity compensation arrangement for our executive officers. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 69,632 shares in the aggregate for fiscal 2020. The restricted shares issued, if any, will fully vest two years after the end of the fiscal year on which the performance is based. We record the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for fiscal 2019 and 2020:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2019	51,143	$45.39
Granted	7,818	31.35
Vested	(24,567)	43.10
Forfeited or expired	(1,511)	47.50
Outstanding at end of fiscal 2019	32,883	$43.66
Granted	69,252	34.49
Vested	(27,620)	46.01
Forfeited or expired	—
Outstanding at end of fiscal 2020	74,515	$34.27

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average grant date fair value of performance-based restricted shares issued in fiscal 2020 was $34.49, fiscal 2019 was $31.35 and fiscal 2018 was $47.50. We recorded compensation expense on performance-based restricted stock of approximately $1.5 million for fiscal 2020, $1.3 million for fiscal 2019 and $0.7 million for fiscal 2018, substantially all of which was recorded in selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested was $1.3 million in fiscal 2020 and $1.1 million in fiscal 2019. There were no performance-based restricted stock units that vested in fiscal 2018.

Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common stock price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of March 29, 2020 was $2.3 million and is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Awards.  As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are expensed over a one-year vesting period, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2019 and 2020:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2019	8,484	$41.25
Granted	8,352	35.90
Vested	(8,484)	41.25
Forfeited or expired	—	—
Outstanding at end of fiscal 2019	8,352	$35.90
Granted	8,008	43.67
Vested	(8,352)	35.90
Forfeited or expired	—	—
Outstanding at end of fiscal 2020	8,008	$43.67

Annual expense related to the value of restricted stock was $0.3 million in fiscal 2020, 2019 and 2018, and was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of March 29, 2020 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

Note 10 — Share Repurchases

Our board of directors has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. We repurchased 145,583 of common stock at an aggregate purchase price of $5.9 million during fiscal 2020. We repurchased 108,166 of common stock at an aggregate purchase price of $4.4 million during fiscal 2019. No shares were repurchased during fiscal 2018. As of March 29, 2020, the number of shares available to be purchased under the share repurchase program was 358,797.

Note 11 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans

Company Sponsored Plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code (“IRC”). The profit sharing plan contribution level for each employee depends upon date of hire, and was 2.5% or 5.0% of each employee’s eligible compensation for fiscal 2020, 2019 and 2018. We also have in place a retirement plan covering our collective bargaining unit employees. The retirement plan provides for a contribution of 2.5% or 5.0% of each employee’s eligible annual wages depending on their hire date. In addition to the employer contributions described above, both the profit sharing plan and the retirement plant include a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We have two employee stock ownership plans (“ESOPs”), one covering the majority of our non-bargaining unit employees and the other covering our collective bargaining unit employees. Contributions to the plan covering our non-bargaining unit employees are made at our discretion. Contributions to both plans are subject to a maximum amount allowed under the IRC, and were 2.5% or 5.0% of each employee’s eligible wages, depending on each eligible employee’s hire date, for fiscal 2020, 2019 and 2018.
We have a nonqualified deferred compensation plan covering employees who are classified as “highly compensated employees” as determined by IRS guidelines for the plan year and who were hired on or before April 1, 2012. Employees who are eligible for the nonqualified deferred compensation plan for any plan year are not eligible for the profit sharing plan contribution or the ESOP contributions described above for that plan year. Our contribution to the nonqualified deferred compensation plan for fiscal 2020, 2019 and 2018 was 10% of each employee’s eligible compensation, subject to the maximum amount allowed under the IRC.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common stock at a discount from market. The number of new shares issued under the ESPP was 38,550 in fiscal 2020, 43,678 in fiscal 2019 and 41,304 in fiscal 2018.

The following represents the contribution expense for these company-sponsored plans for fiscal 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Non-bargaining unit employee plans:
Profit sharing	$631	$899	$779
401(k) matching contributions	2,399	2,390	2,143
ESOP	631	899	779
Nonqualified deferred compensation plan	1,262	1,246	1,258
Bargaining unit employee plans	481	474	496
ESPP - all employees	431	376	364
Total contribution expense	$5,835	$6,284	$5,819

In 2013, we withdrew from a collectively bargained multiemployer pension plan and recorded a liability for our share of the unfunded vested benefits. Payments of $467,000 per year are being made through 2034.

Note 12 — Commitments and Contingencies

Litigation.  As of March 29, 2020, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation: During fiscal 2018, we recorded a liability of $0.6 million related to estimated remediation expenses associated with existing trichloroethylene contamination at our Minneapolis facility. The liability was decreased to $0.1 million as of March 29, 2020 and $0.4 million as of March 31, 2019, to reflect payments made and management’s revised expectations related to the cost of this environmental remediation. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expenses related to remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact.

Asset Retirement Obligations. We have three leases of land which contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. Including available lease extensions, these leases expire in 2023, 2033 and 2044. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: Certain of the leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of March 29, 2020. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Income Taxes

The U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a number of provisions, including lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Under GAAP, deferred tax assets and liabilities are required to be revalued during the period in which the new tax legislation is enacted. As such, during fiscal 2018 we revalued our net deferred tax liabilities to reflect the impact of the Tax Act and recorded a one-time benefit of $13.9 million. The accounting for the impact of the Tax Act was finalized during fiscal 2019 and there were no material adjustments to the estimates used under provisional accounting. Our effective tax rate for fiscal 2018 was also impacted by the $39.1 million goodwill impairment charge which was recorded for book purposes but was not deductible for tax purposes.

In March 2020, the United States government approved the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), providing tax relief to certain individuals and corporations. Other than allowing bonus depreciation on certain qualified improvement property not previously permitted under the Tax Act, the CARES Act is not expected to have an impact on our federal income tax provision.

The provisions for income taxes for fiscal 2020, 2019 and 2018 were as follows:

	2020	2019	2018
(In thousands)
Federal — current	$8,447	$6,956	$7,024
State — current	3,563	2,748	1,834
Total current	12,010	9,704	8,858

Federal — deferred	(976)	(334)	(14,393)
State — deferred	(445)	(273)	(364)
Total deferred	(1,421)	(607)	(14,757)
Total provision	$10,589	$9,097	$(5,899)
Reconciliations of the provisions for income taxes to the applicable federal statutory income tax rate for fiscal 2020, 2019 and 2018 are listed below.

	2020	2019	2018
Statutory federal income tax	21.0%	21.0%	31.5%
State income taxes, net of federal deduction	5.7%	5.8%	(8.3)%
ESOP dividend deduction on allocated shares	(0.3)%	(0.3)%	1.4%
Domestic production deduction	—%	—%	2.7%
Goodwill impairment	—%	—%	(81.7)%
Revaluation of net deferred tax liabilities	—%	—%	92.5%
Other — net	0.8%	0.6%	1.0%
Total	27.2%	27.1%	39.1%

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of items comprising our net deferred tax liability as of March 29, 2020 and March 31, 2019 are as follows:

(In thousands)	2020	2019
Deferred tax assets:
Trade receivables	$212	$167
Stock compensation accruals	728	654
Pension withdrawal liability	1,435	1,525
Lease liability	2,476	—
Unrealized loss on interest rate swap	29	—
Other	1,982	1,853
Total deferred tax assets	$6,862	$4,199
Deferred tax liabilities:
Inventories	$(2,231)	$(3,272)
Prepaid expenses	(843)	(764)
Excess of tax over book depreciation	(10,504)	(10,000)
Intangible assets	(15,936)	(16,718)
Unrealized gain on interest rate swap	—	(118)
ROU asset	(2,454)	—
Total deferred tax liabilities	$(31,968)	$(30,872)
Net deferred tax liabilities	$(25,106)	$(26,673)

As of March 29, 2020, the Company has determined that it is more likely than not that the deferred tax assets at March 29, 2020 will be realized either through future taxable income or reversals of taxable temporary differences.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 2, 2017 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

Note 14 – Leases

On April 1, 2019, we adopted ASU 2016-02 and related amendments using the modified retrospective method applied to existing leases in place as of April 1, 2019. Leases entered into after April 1, 2019 are presented under the provisions of ASU 2016-02, while prior periods are not adjusted and continue to be reported in accordance with previous accounting guidance. Leases commencing or renewing after the adoption date are evaluated based on the guidance in ASU 2016-02 and may result in more finance leases being recognized even for the renewal of previously classified operating leases. We do not currently have any leases that qualify as financing leases.

We elected to adopt the 'package of practical expedients’, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the short-term lease recognition exemption for all leases that qualified. This means, for those leases that qualified, we did not recognize right-of-use assets or lease liabilities, and this included not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate, and this included not separating lease and non-lease components for all leases other than leases of real estate in transition.

We adopted ASU 2016-02 using the modified retrospective method, recognizing the cumulative effect of application as an adjustment to the oening balance sheet. The standard had a material impact on our condensed consolidated balance sheet, but did not have a material impact on our condensed consolidated statement of income or cash flows. The most significant impact was the recognition of the ROU asset and lease liabilities for operating leases, both of which were approximately $10.4 million upon adoption.

Lease Obligations. As of March 29, 2020, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 24 years, some of which include options to extend the lease for up to 10 years.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 29, 2020, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.

Total lease expense was $2.8 million for the twelve months ended March 29, 2020, and includes leases less than 12 months in duration.

Other information related to our operating leases was as follows:

March 29, 2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.73
Weighted average discount rate	4.1%

Maturities of lease liabilities as of March 29, 2020 were as follows:

(In thousands)	Operating Leases
Fiscal 2021	$1,769
Fiscal 2022	1,556
Fiscal 2023	1,442
Fiscal 2024	1,110
Fiscal 2025	1,124
Thereafter	4,114
Total	$11,115
Less: Interest	(1,943)
Present value of lease liabilities	$9,172

As we have not restated prior year information for our adoption of ASC Topic 842, the following represents our future minimum lease payments for operating leases under ASC Topic 840 on March 31, 2019:

(In thousands)	Operating Leases
Fiscal 2020	$2,198
Fiscal 2021	1,783
Fiscal 2022	1,407
Fiscal 2023	1,352
Fiscal 2024	1,183
Thereafter	5,473
Total	$13,396

Note 15 — Segment Information

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segments	Industrial	Water Treatment	Health and Nutrition	Total
(In thousands)
Fiscal Year Ended March 29, 2020:
Sales	$275,224	$159,895	$105,079	$540,198
Gross profit	38,936	41,902	20,079	100,917
Selling, general, and administrative expenses	24,123	19,801	15,322	59,246
Operating income	14,813	22,101	4,757	41,671
Identifiable assets*	$173,068	$63,506	$139,780	$376,354
Capital expenditures	$14,933	$9,160	$456	$24,549
Fiscal Year Ended March 31, 2019:
Sales	$281,860	$149,490	$124,976	$556,326
Gross profit	34,900	37,986	23,050	95,936
Selling, general, and administrative expenses	22,759	19,498	16,861	59,118
Operating income (loss)	12,141	18,488	6,189	36,818
Identifiable assets*	$162,926	$58,274	$146,042	$367,242
Capital expenditures	$7,319	$4,506	$793	$12,618
Fiscal Year Ended April 1, 2018:
Sales	$247,374	$138,465	$118,330	$504,169
Gross profit	29,619	36,268	20,873	86,760
Selling, general, and administrative expenses	21,159	19,426	18,818	59,403
Goodwill impairment	—	—	39,116	39,116
Operating income	8,460	16,842	(37,061)	(11,759)
Identifiable assets*	$165,052	$58,513	$153,123	$376,688
Capital expenditures	$10,265	$7,228	$2,210	$19,703

* Unallocated assets, consisting primarily of cash and cash equivalents, investments and prepaid expenses, were $13.0 million at March 29, 2020, $18.4 million at March 31, 2019 and $14.3 million at April 1, 2018.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 — Selected Quarterly Financial Data (Unaudited)

(In thousands, except per share data)	Fiscal 2020
	First	Second	Third	Fourth
Sales	$147,336	$140,043	$120,406	$132,413
Gross profit	28,797	27,994	21,478	22,648
Selling, general, and administrative expenses	14,836	14,817	14,702	14,891
Operating income	13,961	13,177	6,776	7,757
Net income	9,807	9,250	4,547	4,763
Basic earnings per share	$0.92	$0.87	$0.43	$0.45
Diluted earnings per share	$0.92	$0.87	$0.43	$0.45

	Fiscal 2019
	First	Second	Third	Fourth
Sales	$149,800	$145,324	$128,151	$133,051
Gross profit	28,457	25,772	21,033	20,674
Selling, general, and administrative expenses	14,979	14,941	14,312	14,886
Operating income	13,478	10,831	6,721	5,788
Net income	9,123	7,409	4,130	3,771
Basic earnings per share	$0.86	$0.69	$0.39	$0.35
Diluted earnings per share	$0.85	$0.69	$0.39	$0.35

	Fiscal 2018
	First	Second	Third	Fourth
Sales	$133,731	$125,395	$118,053	$126,990
Gross profit	25,999	24,115	18,840	17,806
Selling, general, and administrative expenses	15,766	14,828	14,139	14,670
Goodwill impairment	—	—	—	39,116
Operating income (loss)	10,233	9,287	4,701	(35,980)
Net income (loss)	5,831	5,210	17,143	(37,361)
Basic earnings (loss) per share	$0.55	$0.49	$1.62	$(3.51)
Diluted earnings (loss) per share	$0.55	$0.49	$1.61	$(3.50)

Earnings (loss) per share may not equal the face of the Consolidated Statements of Income (Loss) due to rounding.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 29, 2020, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 29, 2020.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 29, 2020 which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in Item 8 of this Annual Report on 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Procedures

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 30, 2020 (the “2020 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2020 Proxy Statement, no other portions of the 2020 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our Executive Officers

Our current executive officers, their ages and offices held, are set forth below:

Name	Age	Office
Patrick H. Hawkins	49	Chief Executive Officer and President
Jeffrey P. Oldenkamp	47	Vice President, Chief Financial Officer, and Treasurer
Richard G. Erstad	56	Vice President, General Counsel and Secretary
Drew M. Grahek	50	Vice President — Operations
Thomas J. Keller	60	Vice President — Water Treatment Group
Theresa R. Moran	57	Vice President — Purchasing, Logistics and Sales Support
Shirley A. Rozeboom	58	Vice President — Health and Nutrition
John R. Sevenich	62	Vice President — Industrial Group

Patrick H. Hawkins has been our Chief Executive Officer and President and member of our board since 2011. Mr. Hawkins has held the position of President since 2010. He joined the Company in 1992 and served as the Business Director - Food and Pharmaceuticals, a position he held from 2009 to 2010. Previously he served as Business Manager - Food and Co-Extrusion Products from 2007 to 2009 and Sales Representative - Food Ingredients from 2002 to 2007. He previously served the Company in various other capacities, including Plant Manager, Quality Director and Technical Director.

Jeffrey P. Oldenkamp joined Hawkins in May 2017 and assumed the role of Chief Financial Officer, Vice President and Treasurer in June 2017. Prior to joining Hawkins, Mr. Oldenkamp was with MTS Systems Corporation, a supplier of high-performance test systems and sensors, where he served as Chief Financial Officer from January 2015 to May 2017 and as Vice President of Finance for the MTS Test business from January 2014 to January 2015, and with Nilfisk-Advance, Inc., a global manufacturer of professional cleaning equipment, where he served as Americas Operations Chief Financial Officer and Vice President from 2012 to 2014.

Richard G. Erstad has been our Vice President, General Counsel and Secretary since 2008. Mr. Erstad was General Counsel and Secretary of BUCA, Inc., a restaurant company, from 2005 to 2008. Mr. Erstad had previously been an attorney with the corporate group of Faegre & Benson LLP, a law firm, from 1996 to 2005, where his practice focused on securities law and mergers and acquisitions. He is a member of the Minnesota Bar.

Drew M. Grahek has been our Vice President - Operations since September 2018.  Prior to joining Hawkins, Mr. Grahek was Adjunct Faculty at the University of Minnesota College of Continuing Education and a Business Administrator in the Archdiocese of St. Paul and Minneapolis from June 2017 to June 2018; Director of Service Operations and Supply Chain with Ulta Beauty, Inc. from April 2016 to June 2017; and Director of Stores with Field and Stream Outdoor Stores, a division of Dick’s Sporting Goods, Inc. from July 2015 to April 2016.  Previously, he spent a total of 23 years at Target Corporation in a variety of operations, merchandising and property management positions.

Thomas J. Keller has been our Vice President - Water Treatment Group since 2012. Prior to attaining this position, Mr. Keller held various positions since joining the Company in 1980, most recently as its Water Treatment General Manager, a position he had held since 2011. Previously, Mr. Keller served as a Regional Manager of the Water Treatment Group from 2002 to 2011. Mr. Keller has announced his intent to retire from all positions in July of 2020.

Theresa R. Moran has been our Vice President - Purchasing, Logistics and Sales Support since June 2017. Since joining the Company in 1981, Ms. Moran has served the Company in a variety of positions, including Administration Operations Manager from 1999 to 2007, Director - Process Improvement from 2007 until 2010 and Vice President - Quality and Support from 2010 to June 2017.

Shirley A. Rozeboom was named Vice President - Health and Nutrition in April 2019. Ms. Rozeboom had held the position of Senior Vice President of Sales for Stauber since 2012. Previously, she held the positions of Director of Sales at Stauber from 2008 to 2012 and Account Executive from 2000 to 2008.

John R. Sevenich has been our Vice President - Industrial Group since 2000. Mr. Sevenich was the Business Unit Manager of Manufacturing from 1998 to 2000 and was a Sales Representative with the Company from 1989 to 1998.

The disclosure under the headings “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” of the 2019 Proxy Statement is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer, controller and other persons performing similar functions. We have posted the Code of Business Conduct and Ethics on our website located at www.hawkinsinc.com. Hawkins’ Code of Business Conduct and Ethics is also available in print to any shareholder who requests it in writing from our Corporate Secretary. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, controller and other persons performing similar functions within four business days following the date of such amendment or waiver. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11. EXECUTIVE COMPENSATION
The disclosure under the heading “Compensation of Executive Officers and Directors” in the 2020 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure under the headings “Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” in the 2020 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure under the headings “Election of Directors” and “Related Party Transactions” of the 2020 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure under the heading “Independent Registered Public Accounting Firm’s Fees” of the 2020 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 29, 2020 and March 31, 2019.

Consolidated Statements of Income for the fiscal years ended March 29, 2020, March 31, 2019 and April 1, 2018.

Consolidated Statements of Comprehensive Income for the fiscal years ended March 29, 2020, March 31, 2019 and April 1, 2018.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 29, 2020, March 31, 2019, and April 1, 2018.

Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2020, March 31, 2019, and April 1, 2018.

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

The following financial statement schedule for the fiscal years 2020, 2019 and 2018.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

Exhibit Index
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under file number 0-7647.

Exhibit	Description	Method of Filing

3.1	Amended and Second Restated Articles of Incorporation.(1)	Incorporated by Reference

3.2	Amended and Restated By-Laws.(2)	Incorporated by Reference

4.1	Description of Securities	Filed Electronically

10.1*	Hawkins, Inc. 2010 Omnibus Incentive Plan.(3)	Incorporated by Reference

10.2*	Form of Performance-Based Unit Award Notice and Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(4)	Incorporated by Reference

10.3*	Form of Restricted Stock Agreement under the Company’s 2010 Omnibus Incentive Plan.(5)	Incorporated by Reference

10.4*	Hawkins, Inc. Executive Severance Plan.(6)	Incorporated by Reference

10.5	Commitment Letter, dated November 23, 2015, by and among the Company, U.S.Bank National Association, and JP Morgan Chase Bank, N.A. (7)	Incorporated by Reference

10.6	Credit Agreement dated as of December 23, 2015 among the Company, U.S. Bank National Association, and certain financial institutions.(8)	Incorporated by Reference

10.7	Employee Stock Purchase Plan, as amended. (9)	Incorporated by Reference

10.8	Amended and Restated Credit Agreement, dated as of November 30, 2018, among the Company, U.S. Bank National Association, and certain financial institutions. (10)	Incorporated by Reference

10.9	Hawkins, Inc. 2019 Equity Incentive Plan (11)	Incorporated by Reference

10.10	Form of Performance Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2019 Equity Incentive Plan	Filed Electronically

21	Subsidiaries of the registrant (12)	Incorporated by Reference

23.1	Consent of Independent Registered Public Accounting Firm.	Filed Electronically

24.1	Powers of Attorney	Filed Electronically

31.1	Certification by Chief Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101	Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended March 29, 2020, filed with the SEC on May 20, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 29, 2020 and March 31, 2019, (ii) the Consolidated Statements of Income for the fiscal years ended March 29, 2020, March 31, 2019, and April 1, 2018, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended March 29, 2020, March 31, 2019, and April 1, 2018, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 29, 2020, March 31, 2019, and April 1, 2018, (v) Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2020, March 31, 2019, and April 1, 2018, and (iv) Notes to Consolidated Financial Statements.	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(2)Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.

(3)Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2011 (file no. 333-174735).

(4)Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(5)Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(6)Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011.

(7)Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 23, 2015

(8)Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 23, 2015.

(9)Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed November 2, 2018 (File no. 333-228128).

(10)Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed December 3, 2018 (File no. 000-07647).

(11)Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2019.

(12) Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed May 31, 2018 (File no. 000-07647),

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

		By	/s/ Patrick H. Hawkins
Patrick H. Hawkins Chief Executive Officer and President
Dated:	May 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick H. Hawkins		May 20, 2020
Patrick H. Hawkins	Chief Executive Officer, President and Director
(principal executive officer)

/s/ Jeffrey P. Oldenkamp		May 20, 2020
Jeffrey P. Oldenkamp	Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

*	Chairman of the Board, Director	May 20, 2020
John S. McKeon

*	Director	May 20, 2020
Daniel J. Stauber

*	Director	May 20, 2020
Duane M. Jergenson

*	Director	May 20, 2020
James A. Faulconbridge

*	Director	May 20, 2020
James T. Thompson

*	Director	May 20, 2020
Jeffrey L. Wright

*	Director	May 20, 2020
Mary J. Schumacher

* Patrick H. Hawkins, by signing his name hereto, does hereby sign this document on behalf of each of the above‑named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Patrick H. Hawkins
Patrick H. Hawkins
Attorney-in-fact

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED March 29, 2020, March 31, 2019 AND April 1, 2018

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Fiscal Year Ended March 29, 2020:
Allowance for doubtful accounts	$620	$448	$—	$284	$784
Fiscal Year Ended March 31, 2019:
Allowance for doubtful accounts	$942	$92	$—	$414	$620
Fiscal Year Ended April 1, 2018:
Allowance for doubtful accounts	$468	$509	$—	$35	$942