Form 10-Q
period 2020-06-28
HAWKINS INC
filed 2020-07-31
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 24, 2020
Common Stock, par value $.05 per share	10,664,763

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 28, 2020	March 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,510	$4,277
Trade receivables — less allowance for doubtful accounts:
$530 as of June 28, 2020 and $784 as of March 29, 2020	69,453	67,391
Inventories	63,389	54,436
Prepaid expenses and other current assets	3,053	4,927
Total current assets	140,405	131,031
PROPERTY, PLANT, AND EQUIPMENT:	271,990	267,221
Less accumulated depreciation	144,929	140,877
Net property, plant, and equipment	127,061	126,344
OTHER ASSETS:
Right-of-use assets	8,755	9,090
Goodwill	58,440	58,440
Intangible assets, net	59,384	60,653
Other	5,417	3,770
Total other assets	131,996	131,953
Total assets	$399,462	$389,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$31,069	$34,129
Accrued payroll and employee benefits	6,827	13,538
Income tax payable	4,323	59
Current portion of long-term debt	9,907	9,907
Short-term lease liability	1,493	1,523
Container deposits	1,408	1,376
Other current liabilities	1,654	1,688
Total current liabilities	56,681	62,220
LONG-TERM DEBT, LESS CURRENT PORTION	55,775	49,751
LONG-TERM LEASE LIABILITY	7,306	7,649
PENSION WITHDRAWAL LIABILITY	4,892	4,978
DEFERRED INCOME TAXES	25,102	25,106
OTHER LONG-TERM LIABILITIES	6,277	6,140
Total liabilities	156,033	155,844
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,515,835 and 10,512,229 shares issued and outstanding as of June 28, 2020 and March 29, 2020, respectively	526	526
Additional paid-in capital	50,736	50,090
Retained earnings	192,256	182,947
Accumulated other comprehensive loss	(89)	(79)
Total shareholders’ equity	243,429	233,484
Total liabilities and shareholders’ equity	$399,462	$389,328

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	June 28, 2020	June 30, 2019
Sales	$143,172	$147,336
Cost of sales	(112,196)	(118,539)
Gross profit	30,976	28,797
Selling, general and administrative expenses	(15,038)	(14,836)
Operating income	15,938	13,961
Interest expense, net	(380)	(763)
Other income	477	117
Income before income taxes	16,035	13,315
Income tax expense	(4,247)	(3,508)
Net income	$11,788	$9,807

Weighted average number of shares outstanding - basic	10,515,728	10,604,306
Weighted average number of shares outstanding - diluted	10,642,673	10,665,709

Basic earnings per share	$1.12	$0.92
Diluted earnings per share	$1.11	$0.92

Cash dividends declared per common share	$0.2325	$0.2300
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	June 28, 2020	June 30, 2019
Net income	$11,788	$9,807
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swap	(10)	(179)
Total comprehensive income	$11,778	$9,628
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2020	10,512,229	$526	$50,090	$182,947	$(79)	$233,484
Cash dividends declared and paid				(2,479)		(2,479)
Share-based compensation expense			700			700
Vesting of restricted stock	5,263	—	—			—
Shares surrendered for payroll taxes	(1,657)	—	(54)			(54)
Other comprehensive loss, net of tax					(10)	(10)
Net income				11,788		11,788
BALANCE — June 28, 2020	10,515,835	$526	$50,736	$192,256	$(89)	$243,429

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2019	10,592,450	$530	$52,609	$164,405	$317	$217,861
Cash dividends declared and paid				(2,460)		(2,460)
Share-based compensation expense			509			509
Vesting of restricted stock	27,620	1	(1)			—
Shares surrendered for payroll taxes	(9,160)	(1)	(342)			(343)
Shares repurchased	(47,136)	(2)	(1,801)			(1,803)
Other comprehensive loss, net of tax					(179)	(179)
Net income				9,807		9,807
BALANCE — June 30, 2019	10,563,774	$528	$50,974	$171,752	$138	$223,392
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	June 28, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,788	$9,807
Reconciliation to cash flows:
Depreciation and amortization	5,484	5,353
Operating leases	493	515
Gain on deferred compensation assets	(477)	(117)
Stock compensation expense	700	509
Other	22	29
Changes in operating accounts providing (using) cash:
Trade receivables	(1,992)	(5,044)
Inventories	(8,952)	1,789
Accounts payable	(2,354)	2,742
Accrued liabilities	(6,689)	(7,667)
Lease liabilities	(513)	(623)
Income taxes	4,263	3,510
Other	(220)	(693)
Net cash provided by operating activities	1,553	10,110
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,848)	(9,159)
Other	61	63
Net cash used in investing activities	(4,787)	(9,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(2,479)	(2,460)
Shares surrendered for payroll taxes	(54)	(343)
Shares repurchased	—	(1,803)
Net proceeds from revolver borrowings	6,000	—
Net cash provided by (used in) financing activities	3,467	(4,606)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	233	(3,592)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,277	9,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,510	$5,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$288	$756
Noncash investing activities - capital expenditures in accounts payable	$334	$410
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2020, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 28, 2020 are not necessarily indicative of the results that may be expected for the full year.

References to fiscal 2019 refer to the fiscal year ended March 31, 2019, references to fiscal 2020 refer to the fiscal year ended March 29, 2020 and references to fiscal 2021 refer to the fiscal year ending March 28, 2021.

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

Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2020, previously filed with the SEC. There has been no significant change in our accounting policies since the end of fiscal 2020.

Recently Adopted Accounting Pronouncements

On March 30, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replaced the incurred loss impairment methodology in previous GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. Our adoption of this ASU impacted our method for calculating and estimating our allowance for doubtful accounts but did not have a material impact to our financial position or results of operations.

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

The following tables disaggregate external customer net sales by major revenue stream for the three months ended June 28, 2020 and June 30, 2019:

	Three months ended June 28, 2020
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$8,824	$3,875	$25,945	$38,644
Manufactured, blended or repackaged products (2)	61,842	35,506	6,098	103,446
Other	836	333	(87)	1,082
Total external customer sales	$71,502	$39,714	$31,956	$143,172

	Three months ended June 30, 2019
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$15,013	$4,708	$24,605	$44,326
Manufactured, blended or repackaged products (2)	59,471	38,150	4,144	101,765
Other	841	394	10	1,245
Total external customer sales	$75,325	$43,252	$28,759	$147,336

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

Note 3 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the dilutive impact of incremental shares assumed to be issued as performance units and restricted stock.

Basic and diluted EPS were calculated using the following:

	Three Months Ended
	June 28, 2020	June 30, 2019
Weighted-average common shares outstanding—basic	10,515,728	10,604,306
Dilutive impact of performance units and restricted stock	126,945	61,403
Weighted-average common shares outstanding—diluted	10,642,673	10,665,709

For each of the periods presented, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

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

For the three months ended June 28, 2020, we recorded a nominal amount in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge described above. For the three months ended June 30, 2019, we recorded $0.2 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. Included in other current liabilities on our condensed consolidated balance sheet was $0.1 million as of June 28, 2020 and March 29, 2020. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

Our financial assets that are measured at fair value on a recurring basis are an interest rate swap and assets held in a deferred compensation retirement plan. As of June 28, 2020, the assets held in a deferred compensation retirement plan are classified as other long-term assets on our balance sheet, with the portion of the plan assets expected to be paid within twelve months classified as current assets and the interest rate swap is classified as other current liabilities on our balance sheet. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of June 28, 2020 and March 29, 2020.

 0

(In thousands)		June 28, 2020	March 29, 2020
Assets
Deferred compensation plan assets	Level 1	$5,279	$3,564

Liabilities
Interest rate swap	Level 2	$122	$108

Note 6– Assets Held for Sale

In the first quarter of fiscal 2021, management determined that an office building that was previously held for sale no longer met the criteria to be classified as such. As a result, the $0.9 million net book value was reclassified out of “Prepaid expenses and other current assets” and is now classified as held and used within Property, Plant and Equipment on our balance sheet.

Note 7 – Inventories

Inventories at June 28, 2020 and March 29, 2020 consisted of the following:

	June 28, 2020	March 29, 2020
(In thousands)
Inventory (FIFO basis)	$69,116	$60,090
LIFO reserve	(5,727)	(5,654)
Net inventory	$63,389	$54,436

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $46.7 million at June 28, 2020 and $43.3 million at March 29, 2020. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 8 – Goodwill and Intangible Assets

The carrying amount of goodwill was $58.4 million as of June 28, 2020 and March 29, 2020, of which $44.9 million was related to our Health and Nutrition segment, $7.0 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment.

A summary of our intangible assets as of June 28, 2020 and March 29, 2020 is as follows:

	June 28, 2020			March 29, 2020
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$78,383	$(22,523)	$55,860	$78,383	$(21,400)	$56,983
Trademarks and trade names	6,045	(3,772)	2,273	6,045	(3,640)	2,405
Other finite-life intangible assets	3,648	(3,624)	24	3,648	(3,610)	38
Total finite-life intangible assets	88,076	(29,919)	58,157	88,076	(28,650)	59,426
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$89,303	$(29,919)	$59,384	$89,303	$(28,650)	$60,653

Note 9 – Debt

Debt at June 28, 2020 and March 29, 2020 consisted of the following:

	June 28, 2020	March 29, 2020

(In thousands)
Senior secured revolving loan	$66,000	$60,000
Less: unamortized debt issuance costs	(318)	(342)
Total debt, net of debt issuance costs	65,682	59,658
Less: current portion of long-term debt	(9,907)	(9,907)
Total long-term debt	$55,775	$49,751

Note 10 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the three months ended June 28, 2020 was 26.5% and was 26.3% for the three months ended June 30, 2019. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Note 11 – Leases

Lease Obligations. As of June 28, 2020, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 24 years, some of which include options to extend the lease for up to 10 years.

As of June 28, 2020, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.

Expense for leases less than 12 months for the three months ended June 28, 2020 was not material. Total lease expense was $0.7 million for the three months ended June 28, 2020 and June 30, 2019.

Other information related to our operating leases was as follows:

June 28, 2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.67
Weighted average discount rate	4.0%

Maturities of lease liabilities as of June 28, 2020 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2021	$1,727
Fiscal 2022	1,547
Fiscal 2023	1,297
Fiscal 2024	1,119
Fiscal 2025	1,126
Thereafter	3,838
Total	$10,654
Less: Interest	(1,855)
Present value of lease liabilities	$8,799

Note 12 – Share-Based Compensation

Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2021 and fiscal 2020. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 62,385 shares in the aggregate for fiscal 2021. The restricted shares issued, if any, will fully vest approximately two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the three months ended June 28, 2020:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	74,515	$34.27
Granted	64,813	37.37
Vested	(5,263)	31.35
Unvested at end of period	134,065	$35.88

We recorded compensation expense related to performance share units and restricted stock of $0.5 million for the three months ended June 28, 2020 and $0.3 million the three months ended June 30, 2019. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainers, each director who is not an executive officer receives an annual grant of restricted stock for their service on our Board. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of June 28, 2020, there were 8,008 shares of restricted stock with a grant date fair value of $43.67 outstanding under this program. Compensation expense for both the three months ended June 28, 2020 and June 30, 2019 related to restricted stock awards to the Board was $0.1 million.

Note 13 – Share Repurchase Program

Our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended June 28, 2020, no shares were repurchased. During the three months ended June 30, 2019, we repurchased 47,136 shares at an aggregate purchase price of $1.8 million. As of June 28, 2020, 358,797 shares remained available to be repurchased under the share repurchase program.

Note 14 – Litigation, Commitments and Contingencies

Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation. During fiscal 2018, we recorded a liability of $0.6 million related to estimated remediation expenses associated with existing trichloroethylene contamination at our Minneapolis facility. The liability was decreased to $0.1 million as of June 28, 2020 and March 29, 2020, to reflect payments made and management’s revised expectations related to the cost of this environmental remediation. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expenses related to remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact.

Note 15 – Segment Information

We have three reportable segments: Industrial, Water Treatment, and Health and Nutrition. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 29, 2020.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended June 28, 2020:
Sales	$71,502	$39,714	$31,956	$143,172
Gross profit	12,457	11,339	7,180	30,976
Selling, general, and administrative expenses	6,067	5,293	3,678	15,038
Operating income	6,390	6,046	3,502	15,938
Three months ended June 30, 2019:
Sales	$75,325	$43,252	$28,759	$147,336
Gross profit	10,915	12,091	5,791	28,797
Selling, general, and administrative expenses	6,096	4,988	3,752	14,836
Operating income	4,819	7,103	2,039	13,961

No significant changes to identifiable assets by segment occurred during the three months ended June 28, 2020.

Note 16 – Subsequent Events

On July 28, 2020, we acquired substantially all the assets of American Development Corporation of Tennessee, Inc. (“ADC”) for $25 million under the terms of an asset purchase agreement among us, ADC and the ADC shareholders. ADC is a water treatment chemical distribution company focused largely in Tennessee, Georgia and Kentucky. The results of operations and the assets, including the goodwill associated with this acquisition, will be included as part of our Water Treatment segment from the date of acquisition forward. The purchase accounting for this acquisition has not yet been completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 28, 2020 as compared to the similar period ended June 30, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 29, 2020.
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

Statement on COVID-19

The pandemic caused by COVID-19 has resulted in federal, state and local governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures. While some areas of the country have begun to open up and ease these restrictions, many still have these restrictions in place or are implementing or contemplating new restrictions. Restrictions will likely remain in place for some time. Financial markets have been volatile in 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic.

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

We ended the first quarter of fiscal 2021 with a leverage ratio below 1.0x, net debt of $61.5 million and significant amounts available for borrowing under our Revolving Loan Facility.

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

We use the LIFO method for valuing the majority of our inventory in our Industrial and Water Treatment segments, which causes the most recent product costs for those products to be recognized in our income statement. The valuation of LIFO inventory for interim periods is based on our estimates of fiscal year-end inventory levels and costs. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Inventories in the Health and Nutrition segment are valued using the FIFO method.

We disclose the sales of our bulk commodity products as a percentage of total sales dollars for our Industrial and Water Treatment segments. Our definition of bulk commodity products includes products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities.

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended
	June 28, 2020	June 30, 2019
Sales	100.0%	100.0%
Cost of sales	(78.4)%	(80.5)%
Gross profit	21.6%	19.5%
Selling, general and administrative expenses	(10.5)%	(10.1)%
Operating income	11.1%	9.4%
Interest expense, net	(0.3)%	(0.5)%
Other income	0.3%	0.1%
Income before income taxes	11.1%	9.0%
Income tax expense	(3.0)%	(2.4)%
Net income	8.1%	6.6%

Three Months Ended June 28, 2020 Compared to Three Months Ended June 30, 2019
Sales
Sales were $143.2 million for the current quarter, a decrease of $4.1 million, or 2.8%, from sales of $147.3 million for the same period a year ago.
Industrial Segment. Industrial segment sales decreased $3.8 million, or 5.1%, to $71.5 million for the current quarter, as compared to $75.3 million for the same period of the prior year. Sales of bulk commodity products in the Industrial segment were approximately 12% of sales dollars in the current quarter and 20% in the same period of the prior year. The decrease in sales dollars from the prior year was driven primarily by a temporary increase in sales in the first quarter last year attributable to heavy rains and flooding along the Mississippi River, which increased demand from certain customers in that quarter. Sales also decreased in the current quarter as a result of weak economic conditions in the ethanol industry, which decreased sales of products into that industry. The decrease was somewhat offset by increased sales of certain of our manufactured, blended and re-packaged products, largely our bottled bleach products as a result of increased demand due to COVID-19, as well as increased sales of certain pharmaceutical, food ingredients and agricultural products.
Water Treatment Segment. Water Treatment segment sales decreased $3.6 million, or 8.2%, to $39.7 million for the current quarter, as compared to $43.3 million for the same period of the prior year. Sales of bulk commodity products in the Water Treatment segment were approximately 10% of sales dollars for the current quarter and 11% a year ago. The decrease in sales dollars was driven by decreased volumes sold in the current quarter due, in part, to customers filling up their tanks in March as a result of supply concerns resulting from COVID-19, which decreased their needs in the current quarter, as well as reduced sales to certain end-markets as a result of COVID-19.
Health & Nutrition Segment. Sales for our Health and Nutrition segment increased $3.2 million, or 11.1%, to $32.0 million for the current quarter, as compared to $28.8 million for the same period of the prior year. The increase in sales was driven by increased sales of both our manufactured and specialty distributed products, partially as a result of increased demand resulting from COVID-19.
Gross Profit
Gross profit increased $2.2 million to $31.0 million, or 21.6% of sales, for the current quarter, from $28.8 million, or 19.5% of sales, for the same period of the prior year. During the current and prior year quarters, the LIFO reserve had a nominal impact on gross profit.
Industrial Segment. Gross profit for the Industrial segment increased $1.6 million to $12.5 million, or 17.4% of sales, for the current quarter, from $10.9 million, or 14.5% of sales, for the same period of the prior year. During the current and prior year quarters, the LIFO reserve had a nominal impact on gross profit. Industrial segment gross profit increased due to a favorable product mix shift to more sales of our manufactured, blended and re-packaged products.
Water Treatment Segment. Gross profit for the Water Treatment segment decreased $0.8 million to $11.3 million, or 28.6% of sales, for the current quarter, from $12.1 million, or 28.0% of sales, for the same period of the prior year. During the current and prior year quarters, the LIFO reserve had a nominal impact on gross profit. Gross profit decreased as a result of decreased sales.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $1.4 million to $7.2 million, or 22.5% of sales, for the current quarter, from $5.8 million, or 20.1% of sales, for the same period of the prior year. The increase in gross profit was a result of higher sales compared to the prior year.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $0.2 million to $15.0 million, or 10.5% of sales, for the current quarter, compared to $14.8 million, or 10.1% of sales, for the same period of the prior year. The increase includes a year-over-year increase in compensation expense of $0.4 million related to our non-qualified deferred compensation plan, which is offset by other income.
Operating Income
Operating income increased $1.9 million to $15.9 million, or 11.1% of sales, for the current quarter, from $14.0 million, or 9.4% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense decreased $0.4 million to $0.4 million for the current quarter, from $0.8 million for the same period of the prior year. Interest expense decreased due to lower outstanding borrowings and lower borrowing rates compared to the prior year.
Other Income
Other income increased $0.4 million to $0.5 million recorded for the current quarter, compared to $0.1 million in the same period of the prior year. This represents gains recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain was offset by the same amount recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision

Our effective income tax rate was 26.5% for the current quarter, compared to 26.3% in the same period of the prior year. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Liquidity and Capital Resources
Cash was $4.5 million at June 28, 2020, an increase of $0.2 million as compared with the $4.3 million available as of March 29, 2020.
Cash provided by operating activities was $1.6 million for the three months ended June 28, 2020, compared to cash provided by operating activities of $10.1 million for the same period of the prior year. The year-over-year decrease in cash provided by operating activities was primarily driven by an increase in inventory and decreased payables, partially offset by an increase in customer receivables and improvement in net income for the first three months of fiscal 2020 compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Due to flooding in the first quarter of the prior year, we were not able to receive any barges of bulk chemicals into inventory and as a result our inventory levels were unusually low at that time. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase because we receive the majority of barges during this period.
Cash used in investing activities was $4.8 million for the three months ended June 28, 2020, compared to $9.1 million for the same period of the prior year. Capital expenditures were $4.8 million for the three months ended June 28, 2020, compared to $9.2 million in the same period of the prior year. In the first three months of the prior year, we purchased our previously leased corporate headquarters facility for $6.4 million, which was partially offset by increased investments in facility improvements and new and replacement equipment during the first three months of the current year.

Cash provided by financing activities was $3.5 million for the three months ended June 28, 2020, compared to $4.6 million of cash used in financing activities in the same period of the prior year. Included in financing activities in the first three months of the current year were net debt proceeds of $6.0 million, compared to no borrowings in the first three months of the prior year, as our working capital needs were lower at that time because we did not receive any barges of bulk chemicals into inventory in that quarter. In addition, we repurchased no shares of our common stock in the first quarter of the current fiscal year, compared to $1.8 million in the same quarter in the prior year.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the first three months of fiscal 2021, we did not repurchase any shares of common stock. In the first three months of the prior fiscal year, we repurchased 47,136 shares of common stock with an aggregate purchase price of $1.8 million. As of June 28, 2020, 358,797 shares remained available for purchase under the program

We are party to an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At June 28, 2020, the effective interest rate on our borrowing was 1.5%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of June 28, 2020, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of June 28, 2020.

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

Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended March 29, 2020.
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,”, “expect,” “intend,” “plan,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2020. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 28, 2020. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously announced, our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended June 28, 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
03/30/2020-04/26/2020	1,657	(1)	$32.69	—	358,797
04/27/2020-05/24/2020	—		—	—	358,797
05/25/2020-06/28/2020	—		—	—	358,797
Total	1,657			—
(1) The shares of common stock represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards and are not shares purchased under the Board authorization described above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 28, 2020 filed with the SEC on July 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at June 28, 2020 and March 29, 2020, (ii) the Condensed Consolidated Statements of Income for the three months ended June 28, 2020 and June 30, 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 28, 2020 and June 30, 2019, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three months ended June 28, 2020 and June 30, 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended June 28, 2020 and June 30, 2019, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: July 30, 2020