Form 10-Q
period 2020-09-27
HAWKINS INC
filed 2020-10-21
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 16, 2020
Common Stock, par value $.05 per share	10,670,637

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 27, 2020	March 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,160	$4,277
Trade receivables — less allowance for doubtful accounts:
$552 as of September 27, 2020 and $784 as of March 29, 2020	74,492	67,391
Inventories	63,194	54,436
Prepaid expenses and other current assets	1,735	4,927
Total current assets	142,581	131,031
PROPERTY, PLANT, AND EQUIPMENT:	276,228	267,221
Less accumulated depreciation	148,754	140,877
Net property, plant, and equipment	127,474	126,344
OTHER ASSETS:
Right-of-use assets	8,505	9,090
Goodwill	67,692	58,440
Intangible assets, net of accumulated amortization	71,247	60,653
Other	5,581	3,770
Total other assets	153,025	131,953
Total assets	$423,080	$389,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$32,708	$34,129
Accrued payroll and employee benefits	10,783	13,538
Income tax payable	851	59
Current portion of long-term debt	9,907	9,907
Short-term lease liability	1,458	1,523
Container deposits	1,412	1,376
Other current liabilities	1,639	1,688
Total current liabilities	58,758	62,220
LONG-TERM DEBT, LESS CURRENT PORTION	65,798	49,751
LONG-TERM LEASE LIABILITY	7,124	7,649
PENSION WITHDRAWAL LIABILITY	4,806	4,978
DEFERRED INCOME TAXES	25,116	25,106
OTHER LONG-TERM LIABILITIES	6,841	6,140
Total liabilities	168,443	155,844
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,545,203 and 10,512,229 shares issued and outstanding as of September 27, 2020 and March 29, 2020, respectively	527	526
Additional paid-in capital	52,194	50,090
Retained earnings	201,966	182,947
Accumulated other comprehensive loss	(50)	(79)
Total shareholders’ equity	254,637	233,484
Total liabilities and shareholders’ equity	$423,080	$389,328

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Sales	$147,801	$140,043	$290,973	$287,379
Cost of sales	(115,004)	(112,049)	(227,200)	(230,588)
Gross profit	32,797	27,994	63,773	56,791
Selling, general and administrative expenses	(16,221)	(14,817)	(31,259)	(29,653)
Operating income	16,576	13,177	32,514	27,138
Interest expense, net	(339)	(666)	(719)	(1,429)
Other income	327	26	804	143
Income before income taxes	16,564	12,537	32,599	25,852
Income tax expense	(4,374)	(3,287)	(8,621)	(6,795)
Net income	$12,190	$9,250	$23,978	$19,057

Weighted average number of shares outstanding - basic	10,527,891	10,575,538	10,526,511	10,589,922
Weighted average number of shares outstanding - diluted	10,622,881	10,633,117	10,634,281	10,663,864

Basic earnings per share	$1.16	$0.87	$2.28	$1.80
Diluted earnings per share	$1.15	$0.87	$2.25	$1.79

Cash dividends declared per common share	$0.2325	$0.23	$0.465	$0.46
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income	$12,190	$9,250	$23,978	$19,057
Other comprehensive loss, net of tax:
Unrealized gain (loss) on interest rate swap	39	(69)	29	(248)
Total comprehensive income	$12,229	$9,181	$24,007	$18,809
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2020	10,512,229	$526	$50,090	$182,947	$(79)	$233,484
Cash dividends declared and paid				(2,479)		(2,479)
Share-based compensation expense			700			700
Vesting of restricted stock	5,263	—	—			—
Shares surrendered for payroll taxes	(1,657)	—	(54)			(54)
Other comprehensive loss, net of tax					(10)	(10)
Net income				11,788		11,788
BALANCE — June 28, 2020	10,515,835	$526	$50,736	$192,256	$(89)	$243,429
Cash dividends declared and paid				(2,480)		(2,480)
Share-based compensation expense			686			686
Vesting of restricted stock	8,008	—	—			—
ESPP shares issued	21,360	1	772			773
Other comprehensive income, net of tax					39	39
Net income				12,190		12,190
BALANCE — September 27, 2020	10,545,203	$527	$52,194	$201,966	$(50)	$254,637
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2019	10,592,450	$530	$52,609	$164,405	$317	$217,861
Cash dividends declared and paid				(2,460)		(2,460)
Share-based compensation expense			509			509
Vesting of restricted stock	27,620	1	(1)			—
Shares surrendered for payroll taxes	(9,160)	(1)	(342)			(343)
Shares repurchased	(47,136)	(2)	(1,801)			(1,803)
Other comprehensive loss, net of tax					(179)	(179)
Net income				9,807		9,807
BALANCE — June 30, 2019	10,563,774	$528	$50,974	$171,752	$138	$223,392
Cash dividends declared and paid				(2,445)		(2,445)
Share-based compensation expense			636			636
Vesting of restricted stock	8,352	—	—			—
ESPP shares issued	18,586	1	660			661
Shares repurchased	(44,259)	(2)	(1,988)			(1,990)
Other comprehensive loss, net of tax					(69)	(69)
Net income				9,250		9,250
BALANCE — September 29, 2019	10,546,453	$527	$50,282	$178,557	$69	$229,435
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	September 27, 2020	September 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,978	$19,057
Reconciliation to cash flows:
Depreciation and amortization	11,065	10,739
Operating leases	963	1,030
Amortization of debt issuance costs	47	47
Gain on deferred compensation assets	(804)	(143)
Stock compensation expense	1,386	1,145
Other	88	(43)
Changes in operating accounts providing (using) cash:
Trade receivables	(5,811)	(1,409)
Inventories	(8,004)	(323)
Accounts payable	(1,421)	238
Accrued liabilities	(2,320)	(4,504)
Lease liabilities	(963)	(1,101)
Income taxes	792	1,262
Other	1,142	1,121
Net cash provided by operating activities	20,138	27,116
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(8,120)	(14,088)
Acquisitions, net of cash acquired	(25,000)	—
Other	105	209
Net cash used in investing activities	(33,015)	(13,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(4,959)	(4,905)
New shares issued	773	661
Shares surrendered for payroll taxes	(54)	(343)
Shares repurchased	—	(3,793)
Net proceeds from (payments on) revolving loan	16,000	(10,000)
Net cash provided by (used in) financing activities	11,760	(18,380)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,117)	(5,143)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,277	9,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,160	$4,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$7,845	$5,533
Cash paid for interest	$610	$1,419
Noncash investing activities - capital expenditures in accounts payable	$191	$567
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2020, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended September 27, 2020 are not necessarily indicative of the results that may be expected for the full year.

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
Note 2 — Business Combinations

Acquisition of American Development Corporation of Tennessee, Inc.: On July 28, 2020, we acquired substantially all the assets of American Development Corporation of Tennessee, Inc. (“ADC”) under the terms of an asset purchase agreement with ADC and its shareholders. We paid $25 million for the acquisition, using funds available on our revolver to fund the acquisition. ADC is a water treatment chemical distribution company operating primarily in Tennessee, Georgia and Kentucky. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of ADC acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the $25 million purchase price, we allocated $13.3 million to finite-lived intangible assets, primarily customer relationships to be amortized over 17 years, $1.6 million to property, plant and equipment, and $0.9 million to net working capital. The residual amount of $9.2 million was allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is preliminary and subject to adjustment within the first 12 months following the acquisition.

Note 3 - Revenue

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

The following tables disaggregate external customer net sales by major revenue stream for the three and six months ended September 27, 2020 and September 29, 2019:

	Three months ended September 27, 2020
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$9,313	$4,358	$28,953	$42,624
Manufactured, blended or repackaged products (2)	51,155	44,838	8,133	104,126
Other	703	344	4	1,051
Total external customer sales	$61,171	$49,540	$37,090	$147,801

	Three months ended September 29, 2019
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$11,599	$4,971	$22,892	$39,462
Manufactured, blended or repackaged products (2)	55,607	40,487	3,189	99,283
Other	884	410	4	1,298
Total external customer sales	$68,090	$45,868	$26,085	$140,043

	Six months ended September 27, 2020
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$18,137	$8,233	$54,898	$81,268
Manufactured, blended or repackaged products (2)	112,997	80,344	14,231	207,572
Other	1,539	677	(83)	2,133
Total external customer sales	$132,673	$89,254	$69,046	$290,973

	Six months ended September 29, 2019
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$26,612	$9,679	$47,495	$83,786
Manufactured, blended or repackaged products (2)	115,078	78,637	7,333	201,048
Other	1,725	804	16	2,545
Total external customer sales	$143,415	$89,120	$54,844	$287,379

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

Note 4 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the dilutive impact of incremental shares assumed to be issued as performance units and restricted stock.

Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Weighted-average common shares outstanding—basic	10,527,891	10,575,538	10,526,511	10,589,922
Dilutive impact of performance units and restricted stock	94,990	57,579	107,770	73,942
Weighted-average common shares outstanding—diluted	10,622,881	10,633,117	10,634,281	10,663,864

For each of the periods presented, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

Note 5 – Derivative Instruments

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

For the three and six months ended September 27, 2020, we recorded a nominal amount in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge described above. For the three months ended September 29, 2019, we recorded $0.1 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. For the six months ended September 29, 2019, we recorded $0.2 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. Included in other current liabilities on our condensed consolidated balance sheet was $0.1 million as of September 27, 2020 and March 29, 2020. Unrealized gains and losses will be reflected in net income when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

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

Note 6 – Fair Value Measurements

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

Our financial assets that are measured at fair value on a recurring basis are an interest rate swap and assets held in a deferred compensation retirement plan. As of September 27, 2020 and March 29, 2020, the assets held in a deferred compensation retirement plan are classified as other long-term assets on our balance sheet, with the portion of the plan assets expected to be paid within twelve months classified as current assets and the interest rate swap is classified as other current liabilities on our balance sheet. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of September 27, 2020 and March 29, 2020.

 0

(In thousands)		September 27, 2020	March 29, 2020
Assets
Deferred compensation plan assets	Level 1	$5,573	$3,564

Liabilities
Interest rate swap	Level 2	$69	$108

Note 7– Assets Held for Sale

In the first quarter of fiscal 2021, management determined that an office building that was previously held for sale no longer met the criteria to be classified as such. As a result, the $0.9 million net book value was reclassified out of “Prepaid expenses and other current assets” and is now classified as held and used within Property, Plant and Equipment on our balance sheet.

Note 8 – Inventories

Inventories at September 27, 2020 and March 29, 2020 consisted of the following:

	September 27, 2020	March 29, 2020
(In thousands)
Inventory (FIFO basis)	$68,707	$60,090
LIFO reserve	(5,513)	(5,654)
Net inventory	$63,194	$54,436

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $44.6 million at September 27, 2020 and $43.3 million at March 29, 2020. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 9 – Goodwill and Intangible Assets

The carrying amount of goodwill was $67.7 million as of September 27, 2020 and $58.4 million as of March 29, 2020, of which $44.9 million was related to our Health and Nutrition segment, $16.3 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment. The increase in goodwill during the six months ended September 27, 2020 represents preliminary goodwill recorded in connection with the ADC acquisition as discussed in Note 2.

A summary of our intangible assets as of September 27, 2020 and March 29, 2020 is as follows:

	September 27, 2020			March 29, 2020
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$91,483	$(23,779)	$67,704	$78,383	$(21,400)	$56,983
Trademarks and trade names	6,150	(3,939)	2,211	6,045	(3,640)	2,405
Other finite-life intangible assets	3,753	(3,648)	105	3,648	(3,610)	38
Total finite-life intangible assets	101,386	(31,366)	70,020	88,076	(28,650)	59,426
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$102,613	$(31,366)	$71,247	$89,303	$(28,650)	$60,653

Note 10 – Debt

Debt at September 27, 2020 and March 29, 2020 consisted of the following:

	September 27, 2020	March 29, 2020

(In thousands)
Senior secured revolving loan	$76,000	$60,000
Less: unamortized debt issuance costs	(295)	(342)
Total debt, net of debt issuance costs	75,705	59,658
Less: current portion of long-term debt	(9,907)	(9,907)
Total long-term debt	$65,798	$49,751

Note 11 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the six months ended September 27, 2020 was 26.4% and was 26.3% for the six months ended September 29, 2019. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Note 12 – Leases

Lease Obligations. As of September 27, 2020, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 24 years, some of which include options to extend the lease for up to 10 years.

As of September 27, 2020, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.

Expense for leases less than 12 months for the six months ended September 27, 2020 was not material. Total lease expense was $0.7 million for both the three months ended September 27, 2020 and September 29, 2019. Total lease expense for the six months ended September 27, 2020 and September 29, 2019 was $1.4 million and $1.5 million, respectively.

Other information related to our operating leases was as follows:

September 27, 2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.57
Weighted average discount rate	3.2%

Maturities of lease liabilities as of September 27, 2020 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2021	$1,736
Fiscal 2022	1,698
Fiscal 2023	1,355
Fiscal 2024	1,266
Fiscal 2025	1,256
Thereafter	3,720
Total	$11,031
Less: Interest	(2,449)
Present value of lease liabilities	$8,582

Note 13 – Share-Based Compensation

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

The following table represents the restricted stock activity for the six months ended September 27, 2020:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	74,515	$34.27
Granted	64,813	37.37
Vested	(5,263)	31.35
Forfeited or expired	(14,505)	35.83
Unvested at end of period	119,560	$35.89

We recorded compensation expense related to performance share units and restricted stock of $0.5 million and $1.0 million for the three and six months ended September 27, 2020, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.4 million and $0.8 million for the three and six months ended September 29, 2019, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainers, each director who is not an executive officer receives an annual grant of restricted stock for their service on our Board. The restricted stock awards are expensed over the requisite vesting period, which is one year from the date of issuance, based on the market value on the date of grant. As of September 27, 2020, there were 5,874 shares of restricted stock with a grant date fair value of $51.06 outstanding under this program. Compensation expense for both the three months ended September 27, 2020 and September 29, 2019 related to restricted stock awards to the Board was $0.1 million. Compensation expense for both the six months ended September 27, 2020 and September 29, 2019 related to restricted stock awards to the Board was $0.2 million.

Note 14 – Share Repurchase Program

Our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three and six months ended September 27, 2020, no shares were repurchased. During the three months ended September 29, 2019, we repurchased 44,259 shares at an aggregate purchase price of $2.0 million. During the six months ended September 29, 2019, we repurchased 91,395 shares at an aggregate purchase price of $3.8 million. As of September 27, 2020, 358,797 shares remained available to be repurchased under the share repurchase program.

Note 15 – Litigation, Commitments and Contingencies

Litigation. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Note 16 – Segment Information

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended September 27, 2020:
Sales	$61,171	$49,540	$37,090	$147,801
Gross profit	10,436	14,522	7,839	32,797
Selling, general, and administrative expenses	6,429	5,573	4,219	16,221
Operating income	4,007	8,949	3,620	16,576
Three months ended September 29, 2019:
Sales	$68,090	$45,868	$26,085	$140,043
Gross profit	10,674	12,753	4,567	27,994
Selling, general, and administrative expenses	5,895	5,134	3,788	14,817
Operating income	4,779	7,619	779	13,177
Six months ended September 27, 2020:
Sales	$132,673	$89,254	$69,046	$290,973
Gross profit	22,893	25,861	15,019	63,773
Selling, general and administrative expenses	12,496	10,866	7,897	31,259
Operating income	10,397	14,995	7,122	32,514
Six months ended September 29, 2019:
Sales	$143,415	$89,120	$54,844	$287,379
Gross profit	21,589	24,844	10,358	56,791
Selling, general and administrative expenses	11,991	10,122	7,540	29,653
Operating income	9,598	14,722	2,818	27,138

No significant changes to identifiable assets by segment occurred during the six months ended September 27, 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the six months ended September 27, 2020 as compared to the similar period ended September 29, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 29, 2020.
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

Business Acquisition

On July 28, 2020, we acquired substantially all the assets of American Development Corporation of Tennessee, Inc. (“ADC”) under the terms of an asset purchase agreement with ADC and its shareholders. ADC is a water treatment chemical distribution company operating primarily in Tennessee, Georgia and Kentucky. The results of operations since the acquisition date are included in our Water Treatment segment.

Statement on COVID-19

The pandemic caused by COVID-19 has resulted in federal, state and local governments around the world implementing stringent measures to help control the spread of the virus, including, from time to time, quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures. While some areas of the country have reopened and eased these restrictions, some still have certain restrictions in place or are implementing or contemplating new restrictions. Restrictions will likely remain in place for some time. Financial markets have been volatile in 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic.

All of our manufacturing facilities have qualified as essential operations (or the equivalent) under applicable federal and state orders. As a result, all of our manufacturing sites and facilities have continued to operate, with no significant impact to output levels. We are enforcing social distancing and enhanced health, safety and sanitization measures in accordance with guidelines from the Center for Disease Control. We have also implemented necessary procedures and support to enable a significant portion of our office personnel to work remotely.

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

We ended the second quarter of fiscal 2021 with a leverage ratio of 1.0x, net debt of $72.8 million and $74 million available for borrowing under our Revolving Loan Facility.

The COVID-19 pandemic has created tremendous uncertainty in the economy. The financial impact to our company has been mixed, as sales to certain end-markets such as food, bottled bleach and health and nutrition have benefited our reporting segments, while decreased sales to other end-markets such as ethanol, pools and resorts have negatively impacted them. As uncertainty continues with this pandemic, we expect mixed results to continue for the foreseeable future. We will continue to be cautious in our capital expenditures and investments, while still investing for the future by opening new Water Treatment branches, pursuing strategic acquisitions and making capital investments to drive higher margin business. With our current debt levels and available borrowings, we believe we are well-positioned to weather a continued economic downturn.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Six Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(77.8)%	(80.0)%	(78.1)%	(80.2)%
Gross profit	22.2%	20.0%	21.9%	19.8%
Selling, general and administrative expenses	(11.0)%	(10.6)%	(10.7)%	(10.3)%
Operating income	11.2%	9.4%	11.2%	9.5%
Interest expense, net	(0.2)%	(0.5)%	(0.2)%	(0.5)%
Other income	0.2%	—%	0.3%	—%
Income before income taxes	11.2%	8.9%	11.3%	9.0%
Income tax expense	(3.0)%	(2.3)%	(3.0)%	(2.4)%
Net income	8.2%	6.6%	8.3%	6.6%

Three Months Ended September 27, 2020 Compared to Three Months Ended September 29, 2019
Sales
Sales were $147.8 million for the current quarter, an increase of $7.8 million, or 5.5%, from sales of $140.0 million a year ago.
Industrial Segment. Industrial segment sales decreased $6.9 million, or 10.2%, to $61.2 million for the current quarter, as compared to $68.1 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 15% of sales dollars in the current quarter and 17% in the same period of the prior year. The decrease in sales dollars as compared to the prior year was driven by lower overall volumes sold.
Water Treatment Segment. Water Treatment segment sales increased $3.6 million, or 8.0%, to $49.5 million for the current quarter, as compared to $45.9 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars for the current quarter and 11% in the same period a year ago. The increase in sales dollars from the prior year was largely attributable to added sales from the acquisition of ADC. Sales by our legacy business also increased due to increased sales of our manufactured, blended and repackaged products.
Health & Nutrition Segment. Sales for our Health and Nutrition segment increased $11.0 million, or 42.2%, to $37.1 million for the current quarter, as compared to $26.1 million in the same period a year ago. The increase in sales was driven by increased sales of both our manufactured and specialty distributed products largely as a result of increased consumer demand for health and immunity products.
Gross Profit
Gross profit increased $4.8 million to $32.8 million, or 22.2% of sales, for the current quarter, from $28.0 million, or 20.0% of sales, for the same period a year ago. During the current quarter, the LIFO reserve decreased, and gross profits increased, by $0.2 million. In the same quarter a year ago, the LIFO reserve decreased, and gross profits increased, by $0.3 million.
Industrial Segment. Gross profit for the Industrial segment decreased $0.3 million to $10.4 million, or 17.0% of sales, for the current quarter, from $10.7 million, or 15.7% of sales, in the same period of the prior year. During the current quarter, LIFO reserve decreased, and gross profits increased, by $0.2 million. In the same quarter a year ago, the LIFO reserve decreased, and gross profits increased, by $0.3 million. Total gross profit decreased slightly due to the overall reduction in sales.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.8 million to $14.5 million, or 29.3% of sales, for the current quarter, from $12.8 million, or 27.8% of sales, in the same period of the prior year. During the current and prior year quarters, the change in the LIFO reserve had a nominal impact on gross profit. Gross profit increased as a result of the added gross profit from the acquisition of ADC, as well as the increased sales in our legacy business.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $3.2 million to $7.8 million, or 21.1% of sales, for the current quarter, from $4.6 million, or 17.5% of sales, for the same period of the prior year. The increase in gross profit was primarily a result of higher sales compared to the prior year.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $16.2 million, or 11.0% of sales, for the current quarter, compared to $14.8 million, or 10.6% of sales, for the same period of the prior year. Expenses increased in part due to increased variable pay and the added costs due to the ADC acquisition, including $0.2 million expense for amortization of intangibles, as well as an unfavorable adjustment to compensation expense related to our non-qualified deferred compensation plan, which expense is offset in other income. As a percentage of sales, SG&A was relatively flat year over year when adjusted for the expense related to the non-qualified deferred compensation plan and the amortization of the intangibles related to ADC.
Operating Income
Operating income increased $3.4 million to $16.6 million, or 11.2% of sales, for the current quarter, from $13.2 million, or 9.4% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense was $0.3 million for the current quarter, a decrease of $0.4 million from interest expense of $0.7 million for the same period a year ago. Interest expense decreased due to lower outstanding borrowings and lower borrowing rates compared to the prior year.
Other Income
Other income increased $0.3 million from the same period a year ago, with $0.3 million recorded in the current quarter, compared to a nominal amount in the same quarter a year ago. This amount represents gains recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain is offset by a similar amount recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision

Our effective income tax rate was 26.4% for the current quarter, compared to 26.2% in the same period of the prior year. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Six Months Ended September 27, 2020 Compared to Six Months Ended September 29, 2019
Sales
Sales were $291.0 million for the six months ended September 27, 2020, an increase of $3.6 million, or 1.3%, from sales of $287.4 million for the same period a year ago.
Industrial Segment. Industrial segment sales decreased $10.7 million, or 7.5%, to $132.7 million for the six months ended September 27, 2020, as compared to $143.4 million for the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 14% of sales dollars in the current year and 19% in the same period of the prior year. The decrease in sales dollars from the prior year was driven largely by weakened economic conditions in the ethanol industry, which decreased sales of products into that industry. In addition, the decrease in sales dollars from the prior year was partially attributable to a temporary increase in sales in the prior year attributable to heavy rains and flooding along the Mississippi River, which increased demand from certain customers. These year-over-year sales decreases were partially offset by increased sales of certain of our manufacturing, blended and repackaged products, largely our bleach products as a result of increased demand due to COVID-19.
Water Treatment Segment. Water Treatment segment sales increased $0.2 million, or 0.2%, to $89.3 million for the six months ended September 27, 2020, as compared to $89.1 million for the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in the current year and 11% a year ago. The increase in sales dollars resulted from the added sales from the acquisition of ADC and was largely offset by a first quarter sales decline due to reduced sales to certain end markets, primarily pools, as a result of COVID-19.

Health & Nutrition Segment. Sales for our Health and Nutrition segment increased $14.2 million, or 25.9%, to $69.0 million for the six months ended September 27, 2020, as compared to $54.8 million for the same period a year ago. The increase in sales was driven by increased sales of both our manufactured and specialty distributed products largely as a result of increased consumer demand for health and immunity products.
Gross Profit
Gross profit increased $7.0 million to $63.8 million, or 21.9% of sales, for the six months ended September 27, 2020, from $56.8 million, or 19.8% of sales, for the same period a year ago. During the current year, the LIFO reserve decreased, and gross profits increased, by $0.1 million. In the same period a year ago, the LIFO reserve decreased, and gross profits increased, by $0.3 million.
Industrial Segment. Gross profit for the Industrial segment increased $1.3 million to $22.9 million, or 17.3% of sales, for the six months ended September 27, 2020, from $21.6 million, or 15.1% of sales, for the same period a year ago. During the current year, LIFO reserve decreased, and gross profits increased, by $0.1 million. In the same period a year ago, the LIFO reserve decreased, and gross profits increased, by $0.3 million. Gross profit increased due to strong first quarter sales of certain manufactured, blended and re-packaged products, largely our bleach products as a result of increased demand due to COVID-19.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.1 million to $25.9 million, or 29.0% of sales, for the six months ended September 27, 2020, from $24.8 million, or 27.8% of sales, for the same period a year ago. During the current and prior year periods, the LIFO reserve had a nominal impact on gross profit. Gross profit increased primarily as a result of added sales from the acquisition of ADC.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $4.6 million to $15.0 million, or 21.8% of sales, for the six months ended September 27, 2020, from $10.4 million, or 18.9% of sales, for the same prior year period. The increase in gross profit was primarily a result of higher sales compared to the prior year.
Selling, General and Administrative Expenses

SG&A expenses were $31.3 million, or 10.7% of sales, for the six months ended September 27, 2020, compared to $29.7 million, or 10.3% of sales, for the same prior year period. Expenses increased in part due to increased variable pay, the added costs due to the ADC acquisition, including $0.2 million expense for amortization of intangibles, as well as an unfavorable adjustment to compensation expense related to our non-qualified deferred compensation plan, which expense is offset in other income. As a percentage of sales, SG&A was relatively flat year over year when adjusted for the expense related to the non-qualified deferred compensation plan and the amortization of the intangibles related to ADC.
Operating Income
Operating income increased $5.4 million to $32.5 million, or 11.2% of sales, for the six months ended September 27, 2020, from $27.1 million, or 9.5% of sales, for the same prior year period due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense was $0.7 million for the six months ended September 27, 2020, a decrease of $0.7 million from interest expense of $1.4 million for the same period a year ago. Interest expense decreased due to lower outstanding borrowings and lower borrowing rates compared to the prior year.
Other Income
Other income increased $0.7 million from the same period a year ago, with $0.8 million of expense recorded in the six months ended September 27, 2020, compared to $0.1 million in the same period a year ago. This represents gains recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain is offset by a similar amount recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision

Our effective income tax rate for the six months ended September 27, 2020 was 26.4%, compared to 26.3% in the same period of the prior year. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Liquidity and Capital Resources
Cash was $3.2 million at September 27, 2020, a decrease of $1.1 million as compared with the $4.3 million available as of March 29, 2020.

Cash provided by operating activities was $20.1 million for the six months ended September 27, 2020, compared to cash provided by operating activities of $27.1 million for the same period of the prior year. The year-over-year decrease in cash provided by operating activities was primarily driven by an increase in inventory and customer receivables, offset by an increase in net income for the first six months of fiscal 2021 compared to the same period a year ago. Increased customer demand in our Health and Nutrition segment resulted in a significant increase in on-hand inventory due to required stocking levels and longer lead times for many products. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase because we receive the majority of barges during this period.
Cash used in investing activities was $33.0 million for the six months ended September 27, 2020, compared to $13.9 million for the same period of the prior year. In the six months ended September 27, 2020, we acquired ADC for $25 million. Capital expenditures were $8.1 million for the six months ended September 27, 2020, compared to $14.1 million in the same period of the prior year. In the first six months of the prior year, we purchased our previously leased corporate headquarters facility for $6.4 million.

Cash provided by financing activities was $11.8 million for the six months ended September 27, 2020, compared to $18.4 million of cash used in financing activities in the same period of the prior year. Included in financing activities in the first six months of the current year were net debt proceeds of $16.0 million used in part for the acquisition of ADC, compared to net debt repayments of $10 million in the first six months of the prior year. In addition, we repurchased no shares of our common stock in the first six months of the current fiscal year, compared to $3.8 million in the same period in the prior year.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the first six months of fiscal 2021, we did not repurchase any shares of common stock. In the first six months of the prior fiscal year, we repurchased 91,395 shares of common stock with an aggregate purchase price of $3.8 million. As of September 27, 2020, 358,797 shares remained available for purchase under the program

We are party to an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At September 27, 2020, the effective interest rate on our borrowings was 1.3%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of September 27, 2020, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of September 27, 2020.

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

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2020. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously announced, our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended September 27, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
06/29/2020-07/26/2020	—	$—	—	358,797
07/27/2020-08/23/2020	—	—	—	358,797
08/24/2020-09/27/2020	—	—	—	358,797
Total	—		—

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
10.11	Form of Restricted Stock Agreement under the Company’s 2019 Equity Incentive Plan	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 27, 2020 filed with the SEC on October 21, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at September 27, 2020 and March 29, 2020, (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 27, 2020 and September 29, 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 27, 2020 and September 29, 2019, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and six months ended September 27, 2020 and September 29, 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended September 27, 2020 and September 29, 2019, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: October 21, 2020