Form 10-Q
period 2020-12-27
HAWKINS INC
filed 2021-01-28
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at January 22, 2021
Common Stock, par value $.05 per share	10,611,026

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 27, 2020	March 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,969	$4,277
Trade receivables — less allowance for doubtful accounts:
$549 as of December 27, 2020 and $784 as of March 29, 2020	76,822	67,391
Inventories	64,657	54,436
Income taxes receivable	946	—
Prepaid expenses and other current assets	5,075	4,927
Total current assets	155,469	131,031
PROPERTY, PLANT, AND EQUIPMENT:	291,491	267,221
Less accumulated depreciation	152,568	140,877
Net property, plant, and equipment	138,923	126,344
OTHER ASSETS:
Right-of-use assets	8,181	9,090
Goodwill	67,657	58,440
Intangible assets, net of accumulated amortization	69,726	60,653
Other	6,049	3,770
Total other assets	151,613	131,953
Total assets	$446,005	$389,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$31,160	$34,129
Accrued payroll and employee benefits	13,406	13,538
Current portion of long-term debt	9,907	9,907
Short-term lease liability	1,440	1,523
Container deposits	1,426	1,376
Other current liabilities	1,693	1,747
Total current liabilities	59,032	62,220
LONG-TERM DEBT, LESS CURRENT PORTION	85,821	49,751
LONG-TERM LEASE LIABILITY	6,854	7,649
PENSION WITHDRAWAL LIABILITY	4,719	4,978
DEFERRED INCOME TAXES	25,097	25,106
DEFERRED COMPENSATION LIABILITY	7,054	5,026
OTHER LONG-TERM LIABILITIES	514	1,114
Total liabilities	189,091	155,844
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 30,000,000 shares of $0.05 par value; 10,462,159 and 10,512,229 shares issued and outstanding as of December 27, 2020 and March 29, 2020, respectively	523	526
Additional paid-in capital	48,975	50,090
Retained earnings	207,416	182,947
Accumulated other comprehensive loss	—	(79)
Total shareholders’ equity	256,914	233,484
Total liabilities and shareholders’ equity	$446,005	$389,328

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Sales	$142,927	$120,406	$433,900	$407,785
Cost of sales	(114,688)	(98,928)	(341,888)	(329,516)
Gross profit	28,239	21,478	92,012	78,269
Selling, general and administrative expenses	(17,750)	(14,702)	(49,009)	(44,355)
Operating income	10,489	6,776	43,003	33,914
Interest expense, net	(382)	(584)	(1,101)	(2,013)
Other income	478	131	1,282	274
Income before income taxes	10,585	6,323	43,184	32,175
Income tax expense	(2,664)	(1,776)	(11,285)	(8,571)
Net income	$7,921	$4,547	$31,899	$23,604

Weighted average number of shares outstanding - basic	10,506,918	10,546,453	10,521,521	10,575,432
Weighted average number of shares outstanding - diluted	10,611,655	10,605,895	10,639,372	10,656,115

Basic earnings per share	$0.75	$0.43	$3.03	$2.23
Diluted earnings per share	$0.75	$0.43	$3.00	$2.22

Cash dividends declared per common share	$0.2325	$0.2300	$0.6975	$0.6900
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net income	$7,921	$4,547	$31,899	$23,604
Other comprehensive loss, net of tax:
Unrealized gain (loss) on interest rate swap	50	(11)	79	(259)
Total comprehensive income	$7,971	$4,536	$31,978	$23,345
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2020	10,512,229	$526	$50,090	$182,947	$(79)	$233,484
Cash dividends declared and paid				(2,479)		(2,479)
Share-based compensation expense			700			700
Vesting of restricted stock	5,263	—	—			—
Shares surrendered for payroll taxes	(1,657)	—	(54)			(54)
Other comprehensive loss, net of tax					(10)	(10)
Net income				11,788		11,788
BALANCE — June 28, 2020	10,515,835	$526	$50,736	$192,256	$(89)	$243,429
Cash dividends declared and paid				(2,480)		(2,480)
Share-based compensation expense			686			686
Vesting of restricted stock	8,008	—	—			—
ESPP shares issued	21,360	1	772			773
Other comprehensive income, net of tax					39	39
Net income				12,190		12,190
BALANCE — September 27, 2020	10,545,203	$527	$52,194	$201,966	$(50)	$254,637
Cash dividends declared and paid				(2,471)		(2,471)
Share-based compensation expense			917			917
Shares repurchased	(83,044)	(4)	(4,136)			(4,140)
Other comprehensive income, net of tax					50	50
Net income				7,921		7,921
BALANCE — December 27, 2020	10,462,159	$523	$48,975	$207,416	$—	$256,914
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2019	10,592,450	$530	$52,609	$164,405	$317	$217,861
Cash dividends declared and paid				(2,460)		(2,460)
Share-based compensation expense			509			509
Vesting of restricted stock	27,620	1	(1)			—
Shares surrendered for payroll taxes	(9,160)	(1)	(342)			(343)
Shares repurchased	(47,136)	(2)	(1,801)			(1,803)
Other comprehensive loss, net of tax					(179)	(179)
Net income				9,807		9,807
BALANCE — June 30, 2019	10,563,774	$528	$50,974	$171,752	$138	$223,392
Cash dividends declared and paid				(2,445)		(2,445)
Share-based compensation expense			636			636
Vesting of restricted stock	8,352	—	—			—
ESPP shares issued	18,586	1	660			661
Shares repurchased	(44,259)	(2)	(1,988)			(1,990)
Other comprehensive loss, net of tax					(69)	(69)
Net income				9,250		9,250
BALANCE — September 29, 2019	10,546,453	$527	$50,282	$178,557	$69	$229,435
Cash dividends declared and paid				(2,445)		(2,445)
Share-based compensation expense			685			685
Other comprehensive income, net of tax					(11)	(11)
Net income				4,547		4,547
BALANCE — December 29, 2019	10,546,453	$527	$50,967	$180,659	$58	$232,211
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 27, 2020	December 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,899	$23,604
Reconciliation to cash flows:
Depreciation and amortization	16,735	16,181
Operating leases	1,419	1,538
Gain on deferred compensation assets	(1,282)	(274)
Stock compensation expense	2,303	1,830
Other	170	(42)
Changes in operating accounts providing (using) cash:
Trade receivables	(8,121)	8,035
Inventories	(9,431)	2,940
Accounts payable	(3,569)	(2,469)
Accrued liabilities	1,160	(3,148)
Lease liabilities	(1,363)	(1,565)
Income taxes	(1,006)	(82)
Other	(2,308)	(1,557)
Net cash provided by operating activities	26,606	44,991
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(13,200)	(19,426)
Acquisitions, net of cash acquired	(35,017)	—
Other	154	326
Net cash used in investing activities	(48,063)	(19,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(7,430)	(7,350)
New shares issued	773	661
Shares surrendered for payroll taxes	(54)	(343)
Shares repurchased	(4,140)	(3,793)
Net proceeds from (payments on) revolving loan	36,000	(17,000)
Net cash provided by (used in) financing activities	25,149	(27,825)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,692	(1,934)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,277	9,199
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,969	$7,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$12,345	$8,653
Cash paid for interest	$893	$1,960
Noncash investing activities - capital expenditures in accounts payable	$790	$394
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2020, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended December 27, 2020 are not necessarily indicative of the results that may be expected for the full year.

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
Note 2 — Acquisitions

Acquisition of American Development Corporation of Tennessee, Inc.: On July 28, 2020, we acquired substantially all the assets of American Development Corporation of Tennessee, Inc. (“ADC”) under the terms of an asset purchase agreement among us, ADC and its shareholders. We paid $25 million for the acquisition, using funds available under our revolving credit facility with U.S. Bank National Association to fund the acquisition. ADC is a water treatment chemical distribution company operating primarily in Tennessee, Georgia and Kentucky. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

The acquisition has been accounted for as a business combination, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of ADC acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the $25 million purchase price, we allocated $13.3 million to finite-lived intangible assets, primarily customer relationships to be amortized over 17 years, $1.6 million to property, plant and equipment, and $0.9 million to net working capital. The residual amount of $9.2 million was allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is final.

Acquisition of Property: On December 16, 2020, we acquired a manufacturing facility on 28 acres located adjacent to our facility in Rosemount, Minnesota to allow further expansion and growth in both our Industrial and Water Treatment segments. We paid $10 million for the property. The purchase of this facility adds approximately 40,000 square feet of manufacturing and warehouse space to bring us to a total of 105,000 square feet of space on 56 acres of land in the area, with rail access at both of the sites to allow for future growth and provide for supply chain flexibility on certain raw materials to better serve the customer.

This acquisition has been accounted for as a property purchase.

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

The following tables disaggregate external customer net sales by major revenue stream for the three and nine months ended December 27, 2020 and December 29, 2019:

	Three months ended December 27, 2020
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$10,016	$3,896	$27,839	$41,751
Manufactured, blended or repackaged products (2)	53,501	35,129	11,577	100,207
Other	839	273	(143)	969
Total external customer sales	$64,356	$39,298	$39,273	$142,927

	Three months ended December 29, 2019
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$11,562	$4,280	$19,115	$34,957
Manufactured, blended or repackaged products (2)	50,600	30,251	3,199	84,050
Other	856	359	184	1,399
Total external customer sales	$63,018	$34,890	$22,498	$120,406

	Nine months ended December 27, 2020
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$28,153	$12,129	$82,737	$123,019
Manufactured, blended or repackaged products (2)	166,498	115,473	25,808	307,779
Other	2,378	950	(226)	3,102
Total external customer sales	$197,029	$128,552	$108,319	$433,900

	Nine months ended December 29, 2019
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$38,174	$13,959	$66,608	$118,741
Manufactured, blended or repackaged products (2)	165,678	108,888	10,532	285,098
Other	2,581	1,163	202	3,946
Total external customer sales	$206,433	$124,010	$77,342	$407,785

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

Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Weighted-average common shares outstanding—basic	10,506,918	10,546,453	10,521,521	10,575,432
Dilutive impact of performance units and restricted stock	104,737	59,442	117,851	80,683
Weighted-average common shares outstanding—diluted	10,611,655	10,605,895	10,639,372	10,656,115

For each of the periods presented, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

Note 5 – Derivative Instruments

We had an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The $20 million swap agreement terminated on December 23, 2020. We had designated this swap as a cash flow hedge and determined that it qualified for hedge accounting treatment. For so long as the hedge was effective, changes in fair value of the cash flow hedge were recorded in other comprehensive income (net of tax) until income or loss from the cash flows of the hedged item was realized.

For the three and nine months ended December 27, 2020, we recorded $0.1 million in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge described above. For the three months ended December 29, 2019, we recorded a nominal amount in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. For the nine months ended December 29, 2019, we recorded $0.3 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. Included in other current liabilities on our condensed consolidated balance sheet was $0.1 million as of March 29, 2020. The interest rate swap ended on December 23, 2020, and is therefore no longer recorded on our balance sheet.

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

Our financial assets that are measured at fair value on a recurring basis are an interest rate swap and assets held in a deferred compensation retirement plan. As of December 27, 2020 and March 29, 2020, the assets held in a deferred compensation retirement plan are classified as other long-term assets on our balance sheet, with the portion of the plan assets expected to be paid within twelve months classified as current assets and the interest rate swap was classified as other current liabilities on our balance sheet. The fair value of the interest rate swap was determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of December 27, 2020 and March 29, 2020.

 0

(In thousands)		December 27, 2020	March 29, 2020
Assets
Deferred compensation plan assets	Level 1	$5,937	$3,564

Liabilities
Interest rate swap	Level 2	$—	$108

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

Note 8 – Inventories

Inventories at December 27, 2020 and March 29, 2020 consisted of the following:

	December 27, 2020	March 29, 2020
(In thousands)
Inventory (FIFO basis)	$70,278	$60,090
LIFO reserve	(5,621)	(5,654)
Net inventory	$64,657	$54,436
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $43.7 million at December 27, 2020 and $43.3 million at March 29, 2020. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 9 – Goodwill and Intangible Assets

The carrying amount of goodwill was $67.7 million as of December 27, 2020 and $58.4 million as of March 29, 2020, of which $44.9 million was related to our Health and Nutrition segment, $16.3 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment. The increase in goodwill during the nine months ended December 27, 2020 represents goodwill recorded in connection with the ADC acquisition as discussed in Note 2.

A summary of our intangible assets as of December 27, 2020 and March 29, 2020 is as follows:

	December 27, 2020			March 29, 2020
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$91,483	$(25,094)	$66,389	$78,383	$(21,400)	$56,983
Trademarks and trade names	6,150	(4,123)	2,027	6,045	(3,640)	2,405
Other finite-life intangible assets	3,753	(3,670)	83	3,648	(3,610)	38
Total finite-life intangible assets	101,386	(32,887)	68,499	88,076	(28,650)	59,426
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$102,613	$(32,887)	$69,726	$89,303	$(28,650)	$60,653

Note 10 – Debt

Debt at December 27, 2020 and March 29, 2020 consisted of the following:

	December 27, 2020	March 29, 2020

(In thousands)
Senior secured revolving loan	$96,000	$60,000
Less: unamortized debt issuance costs	(272)	(342)
Total debt, net of debt issuance costs	95,728	59,658
Less: current portion of long-term debt	(9,907)	(9,907)
Total long-term debt	$85,821	$49,751

Note 11 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2016 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the nine months ended December 27, 2020 was 26.1% and was 26.6% for the nine months ended December 29, 2019. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Note 12 – Leases

Lease Obligations. As of December 27, 2020, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 24 years, some of which include options to extend the lease for up to 10 years.

As of December 27, 2020, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.

Expense for leases less than 12 months for the nine months ended December 27, 2020 was not material. Total lease expense was $0.7 million for both the three months ended December 27, 2020 and December 29, 2019. Total lease expense for the nine months ended December 27, 2020 and December 29, 2019 was $2.1 million and $2.2 million, respectively.

Other information related to our operating leases was as follows:

December 27, 2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.45
Weighted average discount rate	3.2%

Maturities of lease liabilities as of December 27, 2020 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2021	$400
Fiscal 2022	1,750
Fiscal 2023	1,624
Fiscal 2024	1,270
Fiscal 2025	1,279
Thereafter	4,337
Total	$10,660
Less: Interest	(2,366)
Present value of lease liabilities	$8,294

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

The following table represents the restricted stock activity for the nine months ended December 27, 2020:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	74,515	$34.27
Granted	64,813	37.37
Vested	(5,263)	31.35
Forfeited or expired	(14,505)	35.83
Unvested at end of period	119,560	$35.89

We recorded compensation expense related to performance share units and restricted stock of $0.7 million and $1.6 million for the three and nine months ended December 27, 2020, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.5 million and $1.3 million for the three and nine months ended December 29, 2019, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainers, each director who is not an executive officer receives an annual grant of restricted stock for their service on our Board. The restricted stock awards are expensed over the requisite vesting period, which is generally one year from the date of issuance, based on the market value on the date of grant. As of December 27, 2020, there were 6,593 shares of restricted stock with an average grant date fair value of $51.17 outstanding under this program. Compensation expense for both the three months ended December 27, 2020 and December 29, 2019 related to restricted stock awards to the Board was $0.1 million. Compensation expense for both the nine months ended December 27, 2020 and December 29, 2019 related to restricted stock awards to the Board was $0.2 million.

Note 14 – Share Repurchase Program

Our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three and nine months ended December 27, 2020, we repurchased 83,044 shares at an aggregate purchase price of $4.1 million. During the three months ended December 29, 2019, no shares were repurchased. During the nine months ended December 29, 2019, we repurchased 91,395 shares at an aggregate purchase price of $3.8 million. As of December 27, 2020, 275,753 shares remained available to be repurchased under the share repurchase program.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended December 27, 2020:
Sales	$64,356	$39,298	$39,273	$142,927
Gross profit	9,207	10,027	9,005	28,239
Selling, general, and administrative expenses	6,978	6,788	3,984	17,750
Operating income	2,229	3,239	5,021	10,489
Three months ended December 29, 2019:
Sales	$63,018	$34,890	$22,498	$120,406
Gross profit	8,418	8,362	4,698	21,478
Selling, general, and administrative expenses	6,050	4,834	3,818	14,702
Operating income	2,368	3,528	880	6,776
Nine months ended December 27, 2020:
Sales	$197,029	$128,552	$108,319	$433,900
Gross profit	32,100	35,888	24,024	92,012
Selling, general and administrative expenses	19,474	17,654	11,881	49,009
Operating income	12,626	18,234	12,143	43,003
Nine months ended December 29, 2019:
Sales	$206,433	$124,010	$77,342	$407,785
Gross profit	30,007	33,206	15,056	78,269
Selling, general and administrative expenses	18,041	14,956	11,358	44,355
Operating income	11,966	18,250	3,698	33,914

No significant changes to identifiable assets by segment occurred during the nine months ended December 27, 2020.

Note 17 – Subsequent Events

On December 30, 2020, we acquired substantially all the assets of C & L Aqua Professionals, Inc. and LC
Blending, Inc. (together, “C&L Aqua”) for $16 million under the terms of an asset purchase agreement among us, C&L Aqua and its shareholders. C&L Aqua is a water treatment chemical distribution company operating primarily in Louisiana. The results of operations and the assets, including the goodwill associated with this acquisition, will be included as part of our Water Treatment segment from the date of acquisition forward. The purchase accounting for this acquisition has not yet been completed.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the nine months ended December 27, 2020 as compared to the similar period ended December 29, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 29, 2020.
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

Business and Property Acquisitions

On December 30, 2020, after the end of our third quarter, we acquired substantially all the assets of C & L Aqua Professionals, Inc. and LC Blending, Inc. (together, “C&L Aqua”) under the terms of an asset purchase agreement among us, C&L Aqua and its shareholders. C&L Aqua is a water treatment chemical distribution company operating primarily in Louisiana. The results of operations and the assets will be included as part of our Water Treatment segment from the date of acquisition forward.

In the third quarter of fiscal 2021, we acquired a manufacturing facility to allow further expansion and growth in both our Industrial and Water Treatment segments. This site is adjacent to our facility in Rosemount, Minnesota, adding 40,000 square feet of manufacturing and warehouse space on 28 acres of land to bring us to a total of 105,000 square feet of space on 56 acres of land in the area, with rail access at both of the sites to allow for future growth and provide for supply chain flexibility on certain raw materials to better serve the customer.

On July 28, 2020, we acquired substantially all the assets of American Development Corporation of Tennessee, Inc. (“ADC”) under the terms of an asset purchase agreement among us, ADC and its shareholders. ADC is a water treatment chemical distribution company operating primarily in Tennessee, Georgia and Kentucky. The results of operations since the acquisition date are included in our Water Treatment segment.

The annual revenue from C&L Aqua and ADC in the twelve months prior to our acquisitions totaled approximately $25 million in the aggregate.

Statement on COVID-19

The pandemic caused by COVID-19 has resulted in federal, state and local governments around the world implementing stringent measures to help control the spread of the virus, including, from time to time, quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures. While some restrictions have eased since the stare of the COVID-19 pandemic, certain restrictions remain in place or new restrictions may be implemented in the future. Restrictions will likely remain in place for some time. Financial markets have been volatile, primarily due to uncertainty with respect to the severity and duration of the pandemic.

All of our manufacturing facilities have qualified as essential operations (or the equivalent) under applicable federal and state orders. As a result, all of our manufacturing sites and facilities have continued to operate, with no significant impact to our output levels. We are enforcing social distancing and enhanced health, safety and sanitization measures in accordance with guidelines from the Center for Disease Control. We have also implemented necessary procedures and support to enable a significant portion of our office personnel to work remotely.

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

We ended the third quarter of fiscal 2021 with a leverage ratio of 1.2x, net debt of $88 million and $54 million available for borrowing under our Revolving Loan Facility.

The financial impact of the COVID-19 pandemic to our company has been mixed, as sales to certain end-markets such as food, bottled bleach and health and nutrition have benefited our reporting segments, while decreased sales to other end-markets such as ethanol, pools and resorts have negatively impacted them. In addition, certain expenses, such as travel and entertainment and trade show expenses, have been lower than historical levels during fiscal 2021. As uncertainty continues with this pandemic, we expect mixed results to continue for the foreseeable future.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Nine Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(80.2)%	(82.2)%	(78.8)%	(80.8)%
Gross profit	19.8%	17.8%	21.2%	19.2%
Selling, general and administrative expenses	(12.4)%	(12.2)%	(11.3)%	(10.9)%
Operating income	7.4%	5.6%	9.9%	8.3%
Interest expense, net	(0.3)%	(0.5)%	(0.3)%	(0.5)%
Other income	0.3%	0.1%	0.3%	0.1%
Income before income taxes	7.4%	5.2%	9.9%	7.9%
Income tax expense	(1.9)%	(1.5)%	(2.6)%	(2.1)%
Net income	5.5%	3.7%	7.3%	5.8%

Three Months Ended December 27, 2020 Compared to Three Months Ended December 29, 2019
Sales
Sales were $142.9 million for the current quarter, an increase of $22.5 million, or 19%, from sales of $120.4 million a year ago.
Industrial Segment. Industrial segment sales increased $1.4 million, or 2%, to $64.4 million for the current quarter, as compared to $63.0 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 16% of sales dollars in the current quarter and 18% in the same period of the prior year. The increase in sales dollars from the prior year was driven largely by a product mix shift to more sales of certain of our higher-priced manufactured, blended and repackaged products.
Water Treatment Segment. Water Treatment segment sales increased $4.4 million, or 13%, to $39.3 million for the current quarter, as compared to $34.9 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 10% of sales dollars in the current quarter and 12% in the same period of the prior year. The increase in sales dollars from the prior year was largely attributable to added sales from the acquisition of ADC. Sales by our legacy business also increased overall due to increased sales of our manufactured, blended and repackaged products.

Health & Nutrition Segment. Health and Nutrition segment sales increased $16.8 million, or 75%, to $39.3 million for the current quarter, as compared to $22.5 million in the same period a year ago. The increase in sales was driven by increased sales of both our manufactured and specialty distributed products largely as a result of increased consumer demand for health and immunity products.

Gross Profit
Gross profit increased $6.7 million, or 31%, to $28.2 million, or 20% of sales, for the current quarter, from $21.5 million, or 18% of sales, for the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profits decreased, by $0.1 million. In the same quarter a year ago, the LIFO reserve decreased, and gross profits increased, by $0.3 million.
Industrial Segment. Gross profit for the Industrial segment increased $0.8 million, or 9%, to $9.2 million, or 14% of sales, for the current quarter, from $8.4 million, or 13% of sales, in the same period of the prior year. During the current quarter, the change in the LIFO reserve had a nominal impact on gross profit. In the same quarter a year ago, the LIFO reserve decreased, and gross profits increased, by $0.2 million. Total gross profit, and gross profit as a percentage of sales, decreased due to a product mix shift to more sales of certain higher-margin manufactured, blended and repackaged products.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.6 million, or 20%, to $10.0 million, or 26% of sales, for the current quarter, from $8.4 million, or 24% of sales, in the same period of the prior year. During the current and prior year quarters, the change in the LIFO reserve had a nominal impact on gross profit. Gross profit increased as a result of the added gross profit from the sales in the acquired ADC business, as well as the increased sales of manufactured, blended and repackaged products in our legacy business. Gross profit as a percentage of sales increased as a result of product mix changes.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $4.3 million, or 92%, to $9.0 million, or 23% of sales, for the current quarter, from $4.7 million, or 21% of sales, for the same period of the prior year. The increase in gross profit was a result of higher sales compared to the prior year. Gross profit as a percentage of sales increased as a result of product mix changes.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $3.1 million to $17.8 million, or 12% of sales, for the current quarter, from $14.7 million, or 12% of sales, for the same period of the prior year. Expenses increased primarily due to an increase in variable costs, primarily variable compensation, added costs from the acquired ADC business, including amortization of intangibles, and acquisition expenses. In addition, we recorded a year-over-year expense increase of $0.3 million due to higher compensation expense relating to the non-qualified deferred compensation plan liability which is offset in other income as described below. These increases were partially offset by a decrease in travel and trade show expenses due to restrictions imposed as a result of COVID-19.
Operating Income
Operating income increased $3.7 million, or 55%, to $10.5 million, or 7% of sales, for the current quarter, from $6.8 million, or 6% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense was $0.4 million for the current quarter, a decrease of $0.2 million from interest expense of $0.6 million for the same period a year ago. Interest expense decreased due to lower outstanding borrowings compared to the prior year.
Other Income
Other income increased $0.4 million from the same period a year ago, with $0.5 million recorded in the current quarter, from $0.1 million in the same period of the prior year. This amount represents gains recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain was offset by a similar amount recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision

Our effective income tax rate was 25.2% for the current quarter, compared to 28.1% in the same period of the prior year. The effective tax rate decreased from the prior year due to favorable tax provision adjustments recorded in the third quarter of fiscal 2021. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Nine Months Ended December 27, 2020 Compared to Nine Months Ended December 29, 2019
Sales
Sales were $433.9 million for the nine months ended December 27, 2020, an increase of $26.1 million, or 6%, from sales of $407.8 million for the same period a year ago.
Industrial Segment. Industrial segment sales decreased $9.4 million, or 5%, to $197.0 million for the nine months ended December 27, 2020, as compared to $206.4 million for the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 14% of sales dollars in the current year and 18% in the same period of the prior year. The decrease in sales dollars from the prior year was driven largely by weakened economic conditions in the ethanol industry, which decreased sales of products into that industry in the first half of the year. In addition, the decrease in sales dollars when compared to the prior year was partially attributable to temporarily higher sales in the first quarter of the prior year attributable to heavy rains and flooding along the Mississippi River, which increased demand from certain customers. These year-over-year sales decreases were partially offset by increased sales of certain of our manufacturing, blended and repackaged products, largely our food ingredient, pharmaceutical, and bleach products as a result of increased demand.
Water Treatment Segment. Water Treatment segment sales increased $4.5 million, or 4%, to $128.6 million for the nine months ended December 27, 2020, as compared to $124.0 million for the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in the current year and 11% a year ago. The increase in sales dollars resulted primarily from the added sales from the acquisition of ADC and was largely offset by a first quarter sales decline due to reduced sales to certain end markets, primarily public pools, as a result of shutdowns due to the COVID-19 pandemic.
Health & Nutrition Segment. Health and Nutrition segment sales increased $31.0 million, or 40%, to $108.3 million for the nine months ended December 27, 2020, as compared to $77.3 million for the same period a year ago. The increase in sales was driven by increased sales of both our manufactured and specialty distributed products largely as a result of increased consumer demand for health and immunity products.
Gross Profit
Gross profit increased $13.7 million, or 18%, to $92.0 million, or 21% of sales, for the nine months ended December 27, 2020, from $78.3 million, or 19% of sales, for the same period a year ago. During the current year, the LIFO reserve decreased, and gross profits increased, by $0.1 million. In the same period a year ago, the LIFO reserve decreased, and gross profits increased, by $0.6 million.
Industrial Segment. Gross profit for the Industrial segment increased $2.1 million, or 7%, to $32.1 million, or 16% of sales, for the nine months ended December 27, 2020, from $30.0 million, or 15% of sales, for the same period a year ago. During the current year, the LIFO reserve decreased, and gross profits increased, by $0.1 million. In the same period a year ago, the LIFO reserve decreased, and gross profits increased, by $0.5 million. Total gross profit, and gross profit as a percentage of sales, increased due to a product mix shift to more sales of higher-margin manufactured, blended and re-packaged products.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $2.7 million, or 8%, to $35.9 million, or 28% of sales, for the nine months ended December 27, 2020, from $33.2 million, or 27% of sales, for the same period a year ago. During the current year, changes in the LIFO reserve had a nominal impact on gross profits. In the same period a year ago, the LIFO reserve decreased, and gross profits increased by $0.1 million. Gross profit increased as a result of the added gross profit from the sales in the acquired ADC business, as well as a product mix shift in our legacy business to more sales of manufactured, blended and repackaged products. Gross profit as a percentage of sales increased as a result of product mix changes.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $8.9 million, or 60%, to $24.0 million, or 22% of sales, for the nine months ended December 27, 2020, from $15.1 million, or 20% of sales, for the same period a year ago. The increase in gross profit was a result of higher sales compared to the prior year. Gross profit as a percentage of sales increased as a result of product mix changes.
Selling, General and Administrative Expenses

SG&A expenses increased $4.6 million, or 11% to $49.0 million, or 11% of sales, for the nine months ended December 27, 2020, compared to $44.4 million, or 11% of sales, for the same prior year period. Expenses increased primarily due to an increase in variable costs, primarily variable compensation, added costs from the acquired ADC business, including amortization of intangibles, and acquisition expenses. In addition, we recorded a year-over-year expense increase of $1.0 million due to higher compensation expense relating to the non-qualified deferred compensation plan liability which is offset in other income as described below. These increases were partially offset by a decrease in travel and trade show expenses due to restrictions imposed as a result of COVID-19.

Operating Income
Operating income increased $9.1 million, or 27%, to $43.0 million, or 10% of sales, for the nine months ended December 27, 2020, from $33.9 million, or 8% of sales, for the same prior year period due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense decreased $0.9 million, to $1.1 million for the nine months ended December 27, 2020, from $2.0 million for the same period a year ago. Interest expense decreased due to lower borrowing rates compared to the prior year.
Other Income
Other income increased $1.0 million, to $1.3 million for the nine months ended December 27, 2020, from $0.3 million in the same period a year ago. This represents gains recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain was offset by a similar amount recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate for the nine months ended December 27, 2020 was 26.1%, compared to 26.6% in the same period of the prior year. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Liquidity and Capital Resources
Cash was $8.0 million at December 27, 2020, an increase of $3.7 million as compared with the $4.3 million available as of March 29, 2020.
Cash provided by operating activities was $26.6 million for the nine months ended December 27, 2020, compared to cash provided by operating activities of $45.0 million for the same period of the prior year. The year-over-year decrease in cash provided by operating activities was primarily driven by increases in inventory and customer receivables, offset by an increase in net income for the first nine months of fiscal 2021 compared to the same period a year ago. Increased customer demand in our Health and Nutrition segment resulted in a significant increase in on-hand inventory due to increased stocking levels to fill the increased demand and to offset longer lead times from our suppliers for many products. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase because we receive the majority of barges during this period.
Cash used in investing activities was $48.1 million for the nine months ended December 27, 2020, compared to $19.1 million for the same period of the prior year. In the nine months ended December 27, 2020, we acquired ADC for $25 million. Capital expenditures were $13.2 million for the nine months ended December 27, 2020, compared to $19.4 million in the same period of the prior year. In the first nine months of the current year, we purchased a manufacturing facility on 28 acres to allow further expansion and growth in both our Industrial and Water Treatment segments for $10 million, compared to the purchases of our previously leased corporate headquarters facility for $6.4 million and a Water Treatment facility for $0.8 million in the first nine months of the prior year.

Cash provided by financing activities was $25.1 million for the nine months ended December 27, 2020, compared to $27.8 million of cash used in financing activities in the same period of the prior year. Included in financing activities in the first nine months of the current year were net debt proceeds of $36.0 million used in part for the acquisition of ADC, compared to net debt repayments of $17 million in the first nine months of the prior year. In addition, we repurchased $4.1 million of shares of our common stock in the first nine months of the current fiscal year, compared to $3.8 million in the same period in the prior year.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the first nine months of fiscal 2021, we repurchased 83,044 shares of common stock with an aggregate purchase price of $4.1 million. In the first nine months of the prior fiscal year, we repurchased 91,395 shares of common stock with an aggregate purchase price of $3.8 million. As of December 27, 2020, 275,753 shares remained available for purchase under the program

We are party to an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or nine months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At December 27, 2020, the effective interest rate on our borrowings was 1.4%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of December 27, 2020, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of December 27, 2020.

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

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 27, 2020. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously announced, our Board has authorized the repurchase of up to 800,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended December 27, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
09/28/2020-10/25/2020	—	$—	—	358,797
10/26/2020-11/22/2020	83,044	49.89	83,044	275,753
11/23/2020-12/27/2020	—	—	—	275,753
Total	83,044		83,044

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 27, 2020 filed with the SEC on January 28, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at December 27, 2020 and March 29, 2020, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 27, 2020 and December 29, 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 27, 2020 and December 29, 2019, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and nine months ended December 27, 2020 and December 29, 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 27, 2020 and December 29, 2019, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Jeffrey P. Oldenkamp
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)
Dated: January 28, 2021