Form 10-K
period 2021-03-28
HAWKINS INC
filed 2021-06-02
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	March 28, 2021
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-7647

HAWKINS, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0771293
(State of Incorporation)	(I.R.S. Employer Identification No.)
2381 Rosegate, Roseville, Minnesota	55113
(Address of Principal Executive Offices)	(Zip Code)
(612) 331-6910
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol:	Name of exchange on which registered:
Common Shares, par value $.01 per share	HWKN	Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 27, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $433.2 million based upon the closing sale price for the Registrant’s common shares on that date as reported by The Nasdaq Stock Market LLC, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 28, 2021, the Registrant had 21,286,322 shares of common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the annual meeting of shareholders to be held July 29, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to “fiscal 2022” means our fiscal year ending April 3, 2022, “fiscal 2021” means our fiscal year ended March 28, 2021, “fiscal 2020” means our fiscal year ended March 29, 2020, “fiscal 2019” means our fiscal year ended March 31, 2019, and “fiscal 2018” means our fiscal year ended April 1, 2018.
ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 28, 2021

iii

PART I

ITEM 1. BUSINESS

We distribute, blend and manufacture chemicals and specialty ingredients for our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained our strong customer focus and have expanded our business by increasing our sales of value-added chemical products and specialty ingredients, including manufacturing, blending and repackaging certain products. We believe that we create value for our customers through superb service and support, quality products, personalized applications and trustworthy, creative employees.

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

The group’s sales are concentrated primarily in the central United States, while the group’s products sold into the food and pharmaceutical markets are sold nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through manufacturing locations and terminal operations. Agricultural sales within this group tend to be seasonal, with higher sales due to the application of fertilizer during the planting season of March through June given the regions of the country where we are located.

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

The Water Treatment group operates out of 33 warehouses supplying products and services to customers primarily in the central United States and Florida. In fiscal 2021, we added three locations, including two by acquisition and one through organic growth. We expect to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

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

Intellectual Property.  Our intellectual property portfolio is of economic importance to our business. When appropriate, we have pursued, and we will continue to pursue, patents covering our products. We also have obtained certain trademarks for our products to distinguish them from our competitors’ products. We regard many of the formulas, information and processes that we generate and use in the conduct of our business as proprietary and protectable under applicable copyright, patent, trademark, trade secret and unfair competition laws.

Customer Concentration.  In fiscal 2021, none of our customers accounted for 10% or more of our total sales.

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

Working Capital. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase with most of our barges received during this period. Additionally, due to seasonality in the Water Treatment segment, our accounts receivable balance is generally higher during the period of April through September.

Regulatory Matters. We are subject to numerous federal, state and local environmental, health and safety laws and regulations in the jurisdictions in which we operate, including the management, storage, transportation and disposal of chemicals and wastes; product regulation; air water and soil contamination; and the investigation and cleanup of any spills or releases that may result from our management, handling, storage, sale, or transportation of chemicals and other products. In addition, societal concerns regarding the safety of chemicals in commerce and their potential impact on the environment have resulted in a growing trend towards increasing levels of product safety and environmental protection regulations. These concerns have led to, and could continue to result in, more stringent regulatory intervention by governmental authorities.

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

Further information related to government regulation applicable to our business is included in this Annual Report on Form 10-K, in Part I, Item 1A - Risk Factors.

Human Capital. Our team is a key to our success and we are committed to creating a workplace that attracts top talent and develops leaders and drives performance on behalf of our customers and shareholders.

We strive to recruit the best people for the job regardless of race, color, nationality, gender, age, disability, sexual orientation or any other status protected by law. It is our policy to comply fully with all applicable laws relating to discrimination in the workplace and are committed to advancing an inclusive, collaborative and respectful culture.

The health and safety of our employees is our highest priority. We work to ensure our employees have a thorough understanding of health and safety precautions that need to be taken in all business functions. Specific safety initiatives include accident prevention work, improving process controls, safety training, safety committees, safety audits, incident investigation and improvement measures.

We have ensured the safety of our employees and our customers during the COVID-19 pandemic by implementing contingency and continuity plans to respond quickly and appropriately to identified risks, safe work practices in accordance with the guidance provided by the US Centers for Disease Control and Prevention ("CDC"), and flexible working policies. We leveraged technology to enable approximately 175 employees to transition to remote working and enhanced sanitation and hygiene practices at all of our facilities. Finally, we worked with a private company to offer our employees free, rapid testing for COVID-19 across the country. Through communication, enhanced resources and leadership, we were able to support our employees, serve our customers and keep our facilities clean and safe during the pandemic.

We strive to provide employees with competitive wages commensurate with their skill levels, experience, knowledge and the regional market. Full-time employees are eligible for health, dental and vision insurance, paid and unpaid leaves, 401(K) plan, retirement plans, life and disability/accident coverage and our employee assistance program.

As of March 28, 2021, we had 742 employees on a full-time equivalent basis across the United States. Approximately 37% of our employees were female or racially and ethnically diverse, and approximately 10% were covered by a collective bargaining agreement. Of the seven members of our Board of Directors, two are female, five are male, one is Asian American and six are white.

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

ITEM 1A. RISK FACTORS

You should consider carefully the following material factors regarding risks relating to an investment in our securities and when reading the information, including the financial information, contained in this Annual Report on Form 10-K. Shareholders are cautioned that these and other factors may affect future performance and cause actual results to differ materially from those that may be anticipated. Additionally, the impact of the global coronavirus (“COVID-19”) pandemic could further exacerbate many of the risk factors as described below or elsewhere in this report.

COMPETITIVE AND REPUTATIONAL RISKS

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

Purchasing decisions made by consumers of products that contain our ingredients may be affected by adverse publicity or negative public perception regarding particular ingredients or products or the nutraceuticals industry in general. This negative public perception may include publicity regarding the risks, efficacy, legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of products that contain our ingredients as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to dietary supplements or food ingredients may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Failure to adequately protect critical data and technology systems could materially affect our operations.

Information technology system failures, network disruptions and breaches of data security due to internal or external factors including cyber-attacks could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information or damage to our reputation. While we have taken steps to address these concerns by implementing network security and internal control measures, including employee training, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and disaster recovery and incident response plans, our employees, systems, networks, products, facilities and services remain potentially vulnerable to sophisticated cyber-assault, especially while certain employees are working remotely during the COVID-19 pandemic, and, as such, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our business, financial condition, operating results or cash flows.

RISKS RELATED TO OUR INDUSTRY

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

The prices we pay for our principal chemical raw materials generally lag the market prices of the underlying raw material and the cost of inventory we have on hand, particularly inventories of our bulk commodity chemicals where we have significant volumes stored at our facilities, generally will lag the current market pricing of such inventory. The pricing within our supply contracts generally adjusts quarterly or monthly. While we attempt to maintain competitive pricing and stable margin dollars, the potential variance in our cost of inventory from the current market pricing can cause significant volatility in our margins realized. We do not engage in futures or other derivatives contracts to hedge against fluctuations in future prices. We may enter into sales contracts where the selling prices for our products are fixed for a period of time, exposing us to volatility in raw materials prices that we acquire on a spot market or short-term contractual basis. We attempt to pass commodity pricing changes to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins.

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

Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers could have a material adverse effect on our businesses. Although we sell to areas traditionally considered non-cyclical, such as water treatment, food products and health and nutritional ingredients, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing and energy industries which include the ethanol and agriculture industries. In addition, due to the extreme pressures of the current economic environment driven by the COVID-19 pandemic, even markets that had seemed stable may no longer be stable and may experience significant downturns and variability in demand for our products. Downturns in these industries could adversely affect our sales and our financial results by affecting demand for and pricing of our products. As the country emerges from the COVID-19 pandemic, our business results, particularly in our Health and Nutrition segment, could be adversely impacted if demand for health and immunity products that contain our ingredients decreases.

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

OPERATIONAL RISKS

We are highly dependent upon transportation infrastructure to ship and receive our products and delays in these shipments could adversely affect our results of operations.

Although we maintain a number of owned trucks and trailers, we rely heavily upon transportation provided by third parties (including common carriers, barge companies, rail companies and trans-ocean cargo companies) to deliver products to us and to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner, or at all, in certain circumstances, or at economically attractive rates. Disruptions in transportation are common, are often out of our control, and can happen suddenly and without warning. Rail limitations, such as limitations in rail capacity, availability of railcars and adverse weather conditions have disrupted or delayed rail shipments in the past and could do so in the future. Barge shipments are delayed or impossible under certain circumstances, including during times of high or low water levels, when waterways are frozen and when locks and dams are inoperable. Truck transportation has been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment, and limitations on drivers’ hours of service. The volumes handled by, and operating challenges at, ocean ports have at times been volatile and can delay the receipt of goods, or cause the cost of shipping goods to be more expensive. Our failure to ship or receive products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.

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

LEGAL AND REGULATORY RISKS

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

In particular, the FDA’s current GMPs describe policies and procedures designed to ensure that nutraceuticals, pharmaceuticals and dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled and cover the manufacturing, packaging, labeling and storing of supplements, with requirements for quality control, design and construction of manufacturing plants, testing of ingredients and final products, record keeping, and complaints processes. Those who manufacture, package or store dietary supplements must comply with current GMPs. If we or our suppliers fail to comply with current GMPs, the FDA may take enforcement action against us or our suppliers.

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

FINANCIAL RISKS
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
We are party to a credit agreement (the “Credit Agreement”) with U.S. Bank National Association and other lenders (collectively, the “Lenders”), which includes secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150.0 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. At March 28, 2021, we had $99.0 million outstanding under the Revolving Loan Facility.
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
Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter, or December 29, 2020 for fiscal 2021. Goodwill impairment testing is at the reporting unit level. For each of our reporting units, we performed an analysis of qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If that qualitative analysis indicates that an impairment may exist, then we would calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. For each of our reporting units, this qualitative analysis did not indicate an impairment, and therefore additional analysis was not performed. In fiscal 2018, however, we recorded an impairment charge in our Health and Nutrition reporting unit of $39.1 million. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in the business climate; unanticipated competition; and slower growth rates. An adverse change in these factors may have a significant impact on the recoverability of the net assets recorded, and any resulting impairment charge in the future could have a material adverse effect on our financial condition and consolidated results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our facilities material to our operations consist of our locations described below. In addition to the facilities listed below, our Water Treatment group operates out of 30 additional warehouse locations, the majority of which are owned by us. We believe that our facilities are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us and is primarily used as office and warehouse space. We believe that we carry customary levels of insurance covering the replacement of damaged property.

Group	Location	Approx. Square Feet
Corporate headquarters	Roseville, MN	50,000
Health and Nutrition	Fullerton, CA (1)	55,800
	Florida, NY (2)	107,000
Industrial	Minneapolis, MN (3)	177,000
	Camanche, IA	95,000
	Centralia, IL (4)	77,000
	Dupo, IL (5)	64,000
	St. Paul, MN (6)	32,000
	Rosemount, MN (7)	105,000
Industrial and Water Treatment	St. Paul, MN (8)	59,000
	Memphis, TN	41,000
Water Treatment	Apopka, FL	32,100
(1)This is a leased facility comprising administrative offices and a distribution facility. The lease runs through January 2026.
(2)This is comprised of (i) a 79,000 square foot manufacturing plant which sits on approximately 16 acres and (ii) a leased 28,000 square foot warehouse located in close proximity that is leased until December 2022.
(3)This manufacturing location sits on approximately 11 acres of land.
(4)This manufacturing facility includes 10 acres of land owned by the Company.
(5)The land for this manufacturing and packaging facility is leased from a third party, with the lease expiring in May 2023.
(6)These terminal operations, located at two sites on opposite sides of the Mississippi River, are made up of three buildings, outside storage tanks for the storage of liquid bulk chemicals, including caustic soda, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota. One of the applicable leases runs through 2033, while the other one runs through 2044 including all available lease extensions.
(7)This includes two adjacent facilities comprising a total of 56 acres of land owned by the Company. These manufacturing facilities have outside storage tanks for the storage of bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals.
(8)This facility, which consists of a 59,000 square-foot building located on approximately 10 acres of land, has outside storage capacity for liquid bulk chemicals, as well as numerous smaller tanks for storing and mixing chemicals. The land is leased from the Port Authority of the City of St. Paul, Minnesota and runs until 2029.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Nasdaq Global Select Market under the symbol “HWKN.” As of May 28, 2021, shares of our common shares were held by approximately 399 shareholders of record.

As previously announced, our Board of Directors authorized the repurchase of up to 1.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common shares for three months ended March 28, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
12/28/2020 - 1/24/2021	—	$—	—	551,506
1/25/2021 - 2/21/2021	—	$—	—	551,506
2/22/2021 - 3/28/2021	—	$—	—	551,506
Total	—		—

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the Nasdaq Industrial Index, the Nasdaq Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock and each of those indices on April 3, 2016, and reinvestment of all dividends.

300
250
200
150
100
50
Index Value
2016
2017
2018
2019
2020
2021
Period Ending
Hawkins, Inc.
Nasdaq Industrial Index
Nasdaq Composite Index
Russell 2000 Index
S&P Small Cap 600 Index

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2021 and 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2020, filed with the SEC on May 20, 2020. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal 2019 compared to fiscal 2020.

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

Financial Overview

An overview of our financial performance in fiscal 2021 is provided below:

•Sales of $596.9 million, a 10% increase from fiscal 2020;

•Gross profit of $123.8 million, an increase of $22.8 million, or 23% from fiscal 2020;

•Selling, general and administrative (“SG&A”) expenses increased $8.6 million year over year, and were relatively flat as a percentage of sales from fiscal 2020;

•Net cash provided by operating activities of $43.8 million, as compared to $58.9 million for fiscal 2020.

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

We use the last in, first out (“LIFO”) method of valuing the inventory in our Industrial and Water Treatment segments, which causes the most recent product costs to be recognized in our income statement. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Inventories in our Health and Nutrition segment are valued using the first-in, first-out (“FIFO”) method.

We disclose the sales of our bulk commodity products as a percentage of total sales dollars for our Industrial and Water Treatment segments. Our definition of bulk commodity products includes products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities.

Business and Property Acquisitions

In the fourth quarter of fiscal 2021, we acquired substantially all the assets of C & L Aqua Professionals, Inc. and LC Blending, Inc. (together, “C&L Aqua”) under the terms of an asset purchase agreement among us, C&L Aqua and its shareholders. C&L Aqua was a water treatment chemical distribution company operating primarily in Louisiana. The results of operations since the acquisition date are included in our Water Treatment segment.

In the third quarter of fiscal 2021, we acquired a manufacturing facility to allow further expansion and growth in both our Industrial and Water Treatment segments. This site is adjacent to our facility in Rosemount, Minnesota, adding 40,000 square feet of manufacturing and warehouse space on 28 acres of land to bring us to a total of 105,000 square feet of space on 56 acres of land, with rail access at both of the sites. The expansion will allow for future growth and provide supply chain flexibility on certain raw materials to better serve our customers.

In the second quarter of fiscal 2021, we acquired substantially all the assets of American Development Corporation of Tennessee, Inc. (“ADC”) under the terms of an asset purchase agreement among us, ADC and its shareholders. ADC was a water treatment chemical distribution company operating primarily in Tennessee, Georgia and Kentucky. The results of operations since the acquisition date are included in our Water Treatment segment.

The aggregate annual revenue from C&L Aqua and ADC in the twelve months prior to each acquisition date totaled approximately $25 million.

Stock Split

On March 1, 2021, we effected a two-for-one split of our common stock, and adjusted the par value from $.05 per share to $0.01 per share. At the same time, we increased the number of authorized shares from 30 million to 60 million. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Statement on COVID-19

The pandemic caused by COVID-19 has resulted in federal, state and local governments around the world implementing stringent measures to help control the spread of the virus, including, from time to time, quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures. While many restrictions have eased since the start of the COVID-19 pandemic, certain restrictions remain in place or new restrictions may be implemented in the future. Certain restrictions may remain in place for some time.

All of our manufacturing facilities have qualified as essential operations (or the equivalent) under applicable federal and state orders. As a result, all of our manufacturing sites and facilities have continued to operate, with no significant impact to our output levels.

During this public health crisis, we have remained focused on the health and safety of our employees, customers and suppliers and maintaining safe and reliable operations of our manufacturing sites. As our operations and products are essential to critical national infrastructure, it is imperative that we continue to supply materials including the products needed to maintain safe drinking water, ingredients essential for large-scale food, pharmaceutical and other health product manufacturing and nutrition products needed to support our critical infrastructure. Our manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing.

The financial impact of the COVID-19 pandemic to our company has been mixed, as sales to certain end-markets such as food, bottled bleach and health and nutrition have benefited our reporting segments, while decreased sales to other end-markets such as ethanol, pools and resorts have negatively impacted them. In addition, certain expenses, such as travel and entertainment and trade show expenses, were lower than historical levels during fiscal 2021. We expect mixed results to continue until conditions normalize following the end of the pandemic.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales from period to period:

	Fiscal 2021	Fiscal 2020
Sales	100.0%	100.0%
Cost of sales	(79.3)%	(81.3)%
Gross profit	20.7%	18.7%
Selling, general and administrative expenses	(11.4)%	(11.0)%
Operating income (loss)	9.4%	7.7%
Interest expense, net	(0.2)%	(0.4)%
Other income	0.2%	—%
Income (loss) before income taxes	9.4%	7.3%
Income tax provision	(2.5)%	(2.0)%
Net income (loss)	6.9%	5.3%

Fiscal 2021 Compared to Fiscal 2020

Sales

Sales were $596.9 million for fiscal 2021, an increase of $56.7 million, or 10%, from sales of $540.2 million for fiscal 2020.

Industrial Segment.  Industrial segment sales decreased $1.9 million, or 1%, to $273.4 million for fiscal 2021, as compared to $275.2 million for fiscal 2020. Sales of bulk commodity products in the Industrial segment were approximately 14% of sales dollars in fiscal 2021 and 18% of sales dollars in fiscal 2020. Increased sales resulting from a product mix shift to more sales of certain of our higher-priced manufactured, blended and repackaged products, in particular certain of our food ingredient and agricultural products, as well as increased sales of our bleach products, was more than offset by decreased sales into the ethanol industry in the first half of fiscal 2021, due largely to weakened economic conditions in that industry.

Water Treatment Segment.  Water Treatment segment sales increased $10.1 million, or 6%, to $170.0 million for fiscal 2021, as compared to $159.9 million for fiscal 2020. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in fiscal 2021 and 12% of sales dollars in fiscal 2020. The increase in sales dollars resulted from the added sales from the acquisition of ADC and C&L Aqua as well as increased sales of certain manufactured, blended and re-packaged products in our legacy business, partially offset by a first quarter sales decline as a result of COVID-19 which reduced sales to certain end markets, primarily swimming pools.

Health and Nutrition Segment. Sales for our Health and Nutrition segment increased $48.4 million, or 46%, to $153.5 million for fiscal 2021, as compared to $105.1 million for fiscal 2020. The increase in sales was driven by increased sales of both our manufactured and specialty distributed products largely as a result of increased demand for health and immunity products.

Gross Profit

Gross profit increased $22.8 million, or 23%, to $123.8 million, or 21% of sales, for fiscal 2021, from $100.9 million, or 19% of sales, for fiscal 2020. During fiscal 2021, the LIFO reserve decreased, and gross profits increased, by $0.1 million. In fiscal 2020, the LIFO reserve increased, and gross profits decreased, by $0.6 million.

Industrial Segment.  Gross profit for the Industrial segment increased $4.4 million, or 11%, to $43.3 million, or 16% of sales, for fiscal 2021, from $38.9 million, or 14% of sales, for fiscal 2020. During fiscal 2021, the LIFO reserve decreased, and gross profits increased, by $0.2 million. In fiscal 2020, the LIFO reserve increased, and gross profits decreased, by $0.6 million. Total gross profit, and gross profit as a percentage of sales, increased due to a product mix shift to more sales of certain higher-margin manufactured, blended and re-packaged products, partially offset by higher operating costs.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $4.9 million, or 12%, to $46.8 million, or 28% of sales, for fiscal 2021, from $41.9 million, or 26% of sales, for fiscal 2020. During fiscal 2021, the LIFO reserve increased, and gross profits decreased, by $0.1 million. During fiscal 2020, the LIFO reserve had a nominal impact on gross profit. Gross profit increased as a result of the added gross profit from sales in the acquired businesses of ADC and C&L Aqua. Gross profit, and gross profit as a percentage of sales, also increased as a result of a product mix shift to more sales of certain of our manufactured, blended and repackaged products in our legacy business.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $13.6 million, or 68% to $33.6 million, or 22% of sales, for fiscal 2021, from $20.1 million, or 19% of sales, for fiscal 2020. The increase in gross profit was a result of higher sales compared to the prior year. Gross profit as a percentage of sales increased primarily as a result of product mix changes.

Selling, General and Administrative Expenses

SG&A expenses increased $8.6 million to $67.9 million, or 11% of sales, for fiscal 2021, from $59.2 million, or 11% of sales, for fiscal 2020. Expenses increased primarily due to increased variable pay, the added costs from the acquired businesses of ADC and C&L Aqua, including $0.8 million expense for amortization of intangibles, and a year-over-year increase in compensation expense related to our non-qualified deferred compensation plan, with the expense offset in other income.

Operating Income

Operating income was $55.9 million, or 9% of sales, for fiscal 2021, as compared to $41.7 million, or 8% of sales, for fiscal 2020 due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $1.5 million for fiscal 2021, a decrease of $1.0 million from interest expense of $2.5 million for fiscal 2020. The additional interest cost as a result of the increase in outstanding borrowings was more than offset by lower borrowing rates compared to the prior year.
Income Tax Provision

Our effective tax rate was approximately 27% for both fiscal 2021 and fiscal 2020. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Selected Quarterly Financial Data

(In thousands, except per share data)	Fiscal 2021
	First	Second	Third	Fourth
Sales	$143,172	$147,801	$142,927	$162,971
Gross profit	30,976	32,797	28,239	31,750
Selling, general, and administrative expenses	15,038	16,221	17,750	18,875
Operating income	15,938	16,576	10,489	12,875
Net income	11,788	12,190	7,921	9,081
Basic earnings per share	$0.56	$0.58	$0.38	$0.43
Diluted earnings per share	$0.55	$0.57	$0.37	$0.43

	Fiscal 2020
	First	Second	Third	Fourth
Sales	$147,336	$140,043	$120,406	$132,413
Gross profit	28,797	27,994	21,478	22,648
Selling, general, and administrative expenses	14,836	14,817	14,702	14,891
Operating income	13,961	13,177	6,776	7,757
Net income	9,807	9,250	4,547	4,763
Basic earnings per share	$0.46	$0.44	$0.22	$0.23
Diluted earnings per share	$0.46	$0.43	$0.21	$0.22

	Fiscal 2019
	First	Second	Third	Fourth
Sales	$149,800	$145,324	$128,151	$133,051
Gross profit	28,457	25,772	21,033	20,674
Selling, general, and administrative expenses	14,979	14,941	14,312	14,886
Operating income	13,478	10,831	6,721	5,788
Net income	9,123	7,409	4,130	3,771
Basic earnings per share	$0.43	$0.35	$0.19	$0.18
Diluted earnings per share	$0.43	$0.35	$0.19	$0.18

Earnings (loss) per share may not equal the face of the Consolidated Statements of Income (Loss) due to rounding.

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2021 was $43.8 million compared to $58.9 million in fiscal 2020. The decrease in cash provided by operating activities in fiscal 2021 as compared to fiscal 2020 was primarily driven by increases in customer receivables, resulting from higher sales, as well as higher inventory levels, partially offset by an increase in net income. Increased customer demand in our Health and Nutrition segment resulted in an increase in on-hand inventory due to increased stocking levels to fill the increased demand and to offset longer lead times from our suppliers for many products. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from April through November as caustic soda inventory levels increase as most of our barges are received during this period.

Cash used in investing activities was $71.4 million in fiscal 2021 compared to $24.2 million in fiscal 2020. Capital expenditures were $20.8 million in fiscal 2021 and $24.5 million in fiscal 2020. Total cash used in investing activities in fiscal 2021 included an aggregate of $51.0 million for the acquisitions of ADC, C&L Aqua and the purchase of the manufacturing facility in Rosemount, Minnesota. Capital expenditures in fiscal 2021 included $7.8 million of facility improvements, including $4.3 million to expand our pharmaceutical product manufacturing capabilities, vehicles and trucks of $4.7 million, the purchase of a previously leased Water Treatment branch facility for $0.9 million, along with other new and replacement equipment. Capital expenditures in fiscal 2020 included $9.5 million in the aggregate for the purchase of our previously leased corporate headquarters and a previously leased Water Treatment branch facility as well as the purchase of a facility for a Water Treatment branch expansion.

Cash provided by financing activities was $26.4 million in fiscal 2021, as compared to cash used in financing activities of $39.6 million in fiscal 2020. Cash provided by financing activities included net debt borrowings of $39.0 million in fiscal 2021 to partially fund the acquisitions in fiscal 2021, compared to net debt repayments of $25.0 million in fiscal 2020. We also paid out cash dividends of $10.0 million in fiscal 2021 and $9.8 million in fiscal 2020. In fiscal 2021, we used $4.1 million to repurchase shares under our board-authorized share repurchase program, and in fiscal 2020, we used $5.9 million to repurchase shares under the program.

Our cash balance was $3.0 million at March 28, 2021, a decrease of $1.3 million as compared with March 29, 2020. Cash flows generated by operations and financing activities during fiscal 2021 were offset by the cash expended for acquisitions in fiscal 2021, capital expenditures and dividend payments.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At March 28, 2021, the effective interest rate on our borrowings was 1.1%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of March 28, 2021, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of March 28, 2021 and expect to remain in compliance with all covenants for the next 12 months.

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
Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Fiscal Period
Contractual Obligation	2022	2023	2024	2025	2026	More than 5 Years	Total
	(In thousands)
Senior secured revolver (1)	$—	$—	$99,000	$—	$—	$—	$99,000
Interest payments (2)	$1,256	$1,256	$1,256	$—	$—	$—	$3,768
Operating lease obligations (3)	$1,831	$1,707	$1,355	$1,304	$1,251	$6,280	$13,728
Pension withdrawal liability (4)	$467	$467	$467	$467	$467	$3,505	$5,840

(1)    Represents balance outstanding as of March 28, 2021, and assumes such amount remains outstanding until its maturity date, as periodic payments are not required under the terms of our Credit Agreement. However, it is our intention to pay down our debt with available excess cash flow. See Note 9 of our consolidated Financial Statements for further information.
(2)    Represents interest payments and commitment fees payable on outstanding balances under our revolver, and assumes interest rates remain unchanged from the rate as of March 28, 2021.
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

Goodwill and Infinite-life Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter, or December 28, 2020 for fiscal 2021. For each of our reporting units, we performed an analysis of qualitative factors to determine whether it is more likely than not that the fair value of any of our reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for any of our reporting units.

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

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K for a full description of recent accounting pronouncements, including expected dates of adoption and estimated effects on results of operations and financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 28, 2021, and our report dated June 2, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of C&L Aqua Professionals, Inc and LC Blending, Inc., two wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 3.5 and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 28, 2021. As indicated in Management’s Report, C&L Aqua Professionals, Inc and LC Blending, Inc. were acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting C&L Aqua Professionals, Inc and LC Blending, Inc.

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 2, 2021

Board of Directors and Shareholders
Hawkins, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 28, 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for year then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 2, 2021 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Minneapolis, Minnesota
June 2, 2021

Board of Directors and Shareholders
Hawkins, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Hawkins, Inc. and subsidiaries (the Company) as of March 29, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two‑year period ended March 29, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2020, and the results of its operations and its cash flows for each of the years in the two‑year period ended March 29, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of April 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and related amendments.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2009 to 2020.

Minneapolis, Minnesota
May 20, 2020, except as to the stock split and par value adjustments as described in Note 1, which are as of June 2, 2021

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	March 28, 2021	March 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,998	$4,277
Trade accounts receivables, net	90,603	67,391
Inventories	63,864	54,436
Income taxes receivable	175	—
Prepaid expenses and other current assets	5,367	4,927
Total current assets	163,007	131,031
PROPERTY, PLANT, AND EQUIPMENT:
Land	15,235	11,045
Buildings and improvements	120,410	108,175
Machinery and equipment	109,353	98,171
Transportation equipment	37,646	32,737
Office furniture and equipment	17,760	17,093
	300,404	267,221
Less accumulated depreciation	155,792	140,877
Net property, plant, and equipment	144,612	126,344
OTHER ASSETS:
Right-of-use assets	11,630	9,090
Goodwill	70,720	58,440
Intangible assets, net	76,368	60,653
Other	6,213	3,770
Total other assets	164,931	131,953
Total assets	$472,550	$389,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$37,313	$34,129
Accrued payroll and employee benefits	18,048	13,538
Current portion of long-term debt	9,907	9,907
Short-term lease liability	1,587	1,523
Container deposits	1,452	1,376
Other current liabilities	2,155	1,747
Total current liabilities	70,462	62,220
LONG-TERM DEBT, LESS CURRENT PORTION	88,845	49,751
LONG-TERM LEASE LIABILITY	10,231	7,649
PENSION WITHDRAWAL LIABILITY	4,631	4,978
DEFERRED INCOME TAXES	24,445	25,106
DEFERRED COMPENSATION LIABILITY	7,322	5,026
OTHER LONG-TERM LIABILITIES	1,368	1,114
Total liabilities	207,304	155,844
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Common shares; authorized: 60,000,000 shares of $0.01 par value; 20,969,746 and 21,024,458 shares issued and outstanding for 2021 and 2020, respectively	210	211
Additional paid-in capital	51,138	50,405
Retained earnings	213,898	182,947
Accumulated other comprehensive income (loss)	—	(79)
Total shareholders’ equity	265,246	233,484
Total liabilities and shareholders’ equity	$472,550	$389,328

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	March 28, 2021	March 29, 2020	March 31, 2019
Sales	$596,871	$540,198	$556,326
Cost of sales	(473,109)	(439,281)	(460,390)
Gross profit	123,762	100,917	95,936
Selling, general and administrative expenses	(67,884)	(59,246)	(59,118)
Operating income	55,878	41,671	36,818
Interest expense, net	(1,467)	(2,511)	(3,361)
Other income (expense)	1,440	(204)	73
Income before income taxes	55,851	38,956	33,530
Income tax expense	(14,871)	(10,589)	(9,097)
Net income	$40,980	$28,367	$24,433

Weighted average number of shares outstanding-basic	21,024,344	21,159,978	21,309,774
Weighted average number of shares outstanding-diluted	21,260,296	21,308,800	21,452,352

Basic earnings per share	$1.95	$1.34	$1.15
Diluted earnings per share	$1.93	$1.33	$1.14

Cash dividends declared per common share	$0.47125	$0.46125	$0.34000

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	March 28, 2021	March 29, 2020	March 31, 2019

Net income	$40,980	$28,367	$24,433
Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap	79	(396)	(280)
Unrealized gain on post-retirement liability	—	—	1
Total other comprehensive income (loss)	79	(396)	(279)
Total comprehensive income	$41,059	$27,971	$24,154

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 1, 2018	21,263,984	$213	$54,196	$147,242	$596	$202,247
Cash dividends declared	—	—	—	(7,270)	—	(7,270)
Share-based compensation expense	—	—	2,010	—	—	2,010
Vesting of restricted stock	66,102	—	—	—	—	—
Shares surrendered for payroll taxes	(16,210)	—	(266)	—	—	(266)
ESPP shares issued	87,356	1	1,337	—	—	1,338
Shares repurchased	(216,332)	(2)	(4,350)	—	—	(4,352)
Other comprehensive loss, net of tax	—	—	—	—	(279)	(279)
Net Income	—	—	—	24,433	—	24,433
BALANCE — March 31, 2019	21,184,900	$212	$52,927	$164,405	$317	$217,861
Cash dividends declared and paid	—	—	—	(9,825)	—	(9,825)
Share-based compensation expense	—	—	2,273	—	—	2,273
Vesting of restricted stock	71,944	—	—	—	—	—
Shares surrendered for payroll taxes	(18,320)	—	(343)	—	—	(343)
ESPP shares issued	77,100	1	1,399	—	—	1,400
Shares repurchased	(291,166)	(2)	(5,851)	—	—	(5,853)
Other comprehensive loss, net of tax	—	—	—	—	(396)	(396)
Net income	—	—	—	28,367	—	28,367
BALANCE — March 29, 2020	21,024,458	$211	$50,405	$182,947	$(79)	$233,484
Cash dividends declared and paid	—	—	—	(10,029)	—	(10,029)
Share-based compensation expense	—	—	3,343	—	—	3,343
Vesting of restricted stock	26,542	—	—	—	—	—
Shares surrendered for payroll taxes	(3,314)	—	(54)	—	—	(54)
ESPP shares issued	88,148	1	1,582	—	—	1,583
Shares repurchased	(166,088)	(2)	(4,138)	—	—	(4,140)
Other comprehensive income, net of tax	—	—	—	—	79	79
Net income	—	—	—	40,980	—	40,980
BALANCE — March 28, 2021	20,969,746	$210	$51,138	$213,898	$—	$265,246

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 28, 2021	March 29, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,980	$28,367	$24,433
Reconciliation to cash flows provided by operating activities:
Depreciation and amortization	22,669	21,584	21,756
Operating leases	1,896	2,033	—
(Gain) loss on deferred compensation assets	(1,440)	233	(73)
Deferred income taxes	(689)	(1,421)	(607)
Stock compensation expense	3,343	2,273	2,010
Other	203	656	537
Changes in operating accounts (using) providing cash, net of acquisitions:
Trade receivables	(21,323)	(3,387)	(487)
Inventories	(7,960)	6,045	(746)
Accounts payable	2,551	4,228	(4,137)
Accrued liabilities	7,554	663	4,752
Lease liabilities	(1,837)	(2,025)	—
Income taxes	(235)	586	2,116
Other	(1,919)	(933)	(1,564)
Net cash provided by operating activities	43,793	58,902	47,990
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(20,794)	(24,549)	(12,618)
Acquisitions	(51,000)	—	—
Other	362	346	275
Net cash used in investing activities	(71,432)	(24,203)	(12,343)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(10,029)	(9,825)	(11,975)
New shares issued	1,583	1,400	1,338
Shares surrendered for payroll taxes	(54)	(343)	(266)
Shares repurchased	(4,140)	(5,853)	(4,352)
Payments for debt issuance costs	—	—	(183)
Payments on senior secured term loan	—	—	(85,000)
Payments on senior secured revolving credit facility	(37,000)	(44,000)	(24,000)
Proceeds from revolver borrowings	76,000	19,000	93,000
Net cash provided by (used in) financing activities	26,360	(39,621)	(31,438)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,279)	(4,922)	4,209
CASH AND CASH EQUIVALENTS - beginning of year	4,277	9,199	4,990
CASH AND CASH EQUIVALENTS - end of year	$2,998	$4,277	$9,199
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$15,783	$11,415	$7,589
Cash paid for interest	1,288	2,413	3,160
Noncash investing activities - Capital expenditures in accounts payable	626	1,041	495

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

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal years ended March 28, 2021 (“fiscal 2021”), March 29, 2020 (“fiscal 2020”) and March 31, 2019 (“fiscal 2019”) were 52 weeks. The fiscal year ending April 3, 2022 (“fiscal 2022”) will be 53 weeks.

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

Trade Receivables and Concentrations of Credit Risk - Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. As of March 28, 2021, we had a significant concentration of credit risk, with a single customer representing approximately 20% of our total trade receivables. There are no other concentrations of credit risk with other single customers from a particular service or geographic area that would significantly impact us in the near term.

To reduce credit risk, we routinely assess the financial strength of our customers. Receivables are reported net of an allowance for credit losses as determined by management at the end of each reporting period. Our receivable allowance in based on an estimate of expected credit losses, with the estimate based on a number of qualitative and quantitative factors that, based on collection experience, may have an impact on repayment risk and ability to collect.

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost for approximately 68% of our inventory determined using the last-in, first-out (“LIFO”) method. Cost for the other 32% of our total inventory is determined using the first-in, first-out (“FIFO”) method.

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

Property, Plant and Equipment - Property is stated at cost and depreciated or amortized over the lives of the assets, using the straight-line method. Estimated lives are: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; and 3 to 10 years for transportation equipment and office furniture and equipment including computer systems. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Depreciation and amortization expense is recorded in our Consolidated Statement of Income within cost of goods sold and selling, general and administrative expense, depending on the use of the underlying asset. We recorded depreciation expense of $16.8 million for fiscal 2021, $16.5 million for fiscal 2020 and $16.3 million for fiscal 2019,

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related asset group. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We incurred asset write-off charges of $0.2 million during fiscal 2021 and $0.6 million during fiscal 2020.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter. As of December 28, 2020, we performed an analysis of qualitative factors for our Industrial, Water Treatment and Health and Nutrition reporting units to determine whether it is more likely than not that the fair value of either of these reporting units was less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for any of these reporting units.

Goodwill impairment assessments were also completed in the fourth quarters of fiscal 2020 and 2019 and similarly, we did not record a goodwill impairment charge.

Our primary identifiable intangible assets include customer lists, trade secrets, non-competition agreements, trademarks and trade names acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over approximately 14 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No such events or changes in circumstances occurred during fiscal 2021, 2020 or 2019. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform an annual quantitative impairment test for fiscal 2021. Impairment assessments were also completed in the fourth quarters of fiscal 2020 and 2019 which resulted in no impairment charges for either of these fiscal years.

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

Stock-Based Compensation - We account for stock-based compensation on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in expense over the requisite service period (generally the vesting period). Non-vested share awards are recorded as expense over the requisite service periods based on the stock price on the date of grant.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	March 28, 2021	March 29, 2020	March 31, 2019
Weighted average common shares outstanding — basic	21,024,344	21,159,978	21,309,774
Dilutive impact of stock performance units and restricted stock	235,952	148,822	142,578
Weighted average common shares outstanding — diluted	21,260,296	21,308,800	21,452,352
There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2021, 2020 or 2019.
Stock Split - On March 1, 2021, we effected a two-for-one stock split of our common stock and adjusted the par value of our common stock to $.01 par value. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Derivative Instruments and Hedging Activities - We are subject to interest rate risk associated with our variable rate debt. We had an interest rate swap agreement which was designated as a cash flow hedge, the purpose of which was to eliminate the cash flow impact of interest rate changes on a portion of our variable-rate debt. The interest rate swap agreement terminated on December 23, 2020. The hedge was measured at fair value on the contract date and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income, until the consolidated statement of income is affected by the variability in cash flows of the designated hedged item. To the extent that the hedge is ineffective, changes in the fair value are recognized in the Statement of Income.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, removing certain exceptions for investments, intra-period allocations and interim calculations and adding guidance to reduce complexity in accounting for income taxes. The accounting standard will be effective for reporting periods beginning after December 15, 2020. Early adoption of this guidance is permitted. The accounting standard is effective for reporting periods beginning after December 15, 2020 and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

We do not expect that any other recently issued accounting pronouncements will have a material effect on our financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replaced the incurred loss impairment methodology in previous GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. We adopted this guidance on March 30, 2020. Our adoption of this ASU impacted our method for calculating and estimating our allowance for doubtful accounts but did not have a material impact to our financial position or results of operations.

Note 2 — Acquisitions

Acquisition of American Development Corporation of Tennessee, Inc.: On July 28, 2020, we acquired substantially all the assets of American Development Corporation of Tennessee, Inc. (“ADC”) under the terms of an asset purchase agreement among us, ADC and its shareholders. We paid $25 million for the acquisition, using funds available under our revolving credit facility with U.S. Bank National Association to fund the acquisition. ADC was a water treatment chemical distribution company operating primarily in Tennessee, Georgia and Kentucky. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Acquisition of Property: On December 16, 2020, we acquired a manufacturing facility on 28 acres located adjacent to our facility in Rosemount, Minnesota to allow further expansion and growth in both our Industrial and Water Treatment segments. We paid $10 million for the property. The purchase of this facility adds approximately 40,000 square feet of manufacturing and warehouse space to bring us to a total of 105,000 square feet of space on 56 acres of land in the area, with rail access at both of the sites to allow for future growth and provide for supply chain flexibility on certain raw materials to better serve our customers.

This acquisition has been accounted for as an asset acquisition, under which the total purchase price is allocated to the net tangible assets acquired based on their estimated fair values. Of the $10 million purchase price, $4.6 million was allocated to buildings, $3.7 million was allocated to land, $1.4 million was allocated to equipment, and $0.3 million was allocated to site improvements.

Acquisition of C&L Aqua Professionals, Inc. and LC Blending, Inc.: On December 30, 2020, we acquired substantially all the assets of C&L Aqua Professionals, Inc. and LC Blending, Inc. (together, "C&L Aqua") under the terms of an asset purchase agreement among us, C&L Aqua and its shareholders. We paid $16 million for the acquisition, using funds available under our revolving credit facility with U.S. Bank National Association to fund the acquisition. C&L Aqua was a water treatment chemical distribution company operating primarily in Louisiana. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

The acquisition has been accounted for as a business combination, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of C&L Aqua acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the $16 million purchase price, we preliminarily allocated $8.2 million to finite-lived intangible assets, primarily customer relationships to be amortized over 18 years, $3.6 million to property, plant and equipment, and $1.1 million to net working capital. The residual amount of $3.1 million was allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is preliminary pending finalization of a construction project at the acquired property.

Note 3 — Revenue

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table disaggregates external customer net sales by major revenue stream:

	Fiscal Year Ended March 28, 2021:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$38,378	$16,067	$115,317	$169,762
Manufactured, blended or repackaged products (2)	231,427	152,694	38,270	422,391
Other	3,556	1,243	(81)	4,718
Total external customer sales	$273,361	$170,004	$153,506	$596,871

	Fiscal Year Ended March 29, 2020:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$49,864	$18,481	$90,065	$158,410
Manufactured, blended or repackaged products (2)	222,161	139,917	14,770	376,848
Other	3,199	1,497	244	4,940
Total external customer sales	$275,224	$159,895	$105,079	$540,198

	Fiscal Year Ended March 31, 2019:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$60,947	$21,813	$109,067	$191,827
Manufactured, blended or repackaged products (2)	216,874	126,217	15,684	358,775
Other	4,039	1,460	225	5,724
Total external customer sales	$281,860	$149,490	$124,976	$556,326

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

Note 4 — Derivative Instruments
We previously had in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The $20 million swap agreement terminated on December 23, 2020. We had designated this swap as a cash flow hedge and determined that it qualified for hedge accounting treatment. For so long as the hedge was effective, changes in fair value of the cash flow hedge were recorded in other comprehensive income or loss (net of tax) until income or loss from the cash flows of the hedged item was realized.
For the year ended March 28, 2021, we recorded $0.1 million in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. For the years ended March 29, 2020 and March 31, 2019, we recorded $0.4 million and $0.3 million in other comprehensive income related to unrealized losses (net of tax) on the cash flow hedge described above. Included in other current liabilities on our condensed consolidated balance sheet was $0.1 million as of March 29, 2020. Included in other long-term assets on our condensed consolidated balance sheet was $0.4 million as of March 31, 2019.
By their nature, derivative instruments are subject to market risk. Derivative instruments are also subject to credit risk associated with counterparties to the derivative contracts. Credit risk associated with derivatives is measured based on the replacement cost should the counterparty with a contract in a gain position to us fail to perform under the terms of the contract. While the interest rate swap was in effect, we did not anticipate nonperformance by the counterparty.

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

Our financial assets that are measured at fair value on a recurring basis are an interest rate swap, which term ended in fiscal 2021, and assets held in a deferred compensation retirement plan. As of March 28, 2021, the assets held in a deferred compensation retirement plan is classified as other long-term assets on our balance sheet, with the portion of the plan assets expected to be paid within twelve months classified as current assets. As of March 29, 2020, the assets held in a deferred compensation retirement plan is classified as other long-term assets on our balance sheet, with the portion of the plan assets expected to be paid within twelve months classified as current assets and the interest rate swap is classified as other current liabilities on our balance sheet. The fair value of the interest rate swap was determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following table summarizes the balances of assets or liabilities measured at fair value on a recurring basis as of March 28, 2021 and March 29, 2020.

(In thousands)		March 28, 2021	March 29, 2020
Assets
Deferred compensation plan assets	Level 1	$5,946	$3,564

Liabilities
Interest rate swap	Level 2	—	108

 0

Note 6 – Assets Held for Sale

Included in assets held for sale as of March 28, 2021 is $0.7 million for an office building in St. Louis, Missouri currently utilized in the administration of our Industrial segment, which is expected to be sold in the first quarter of fiscal 2022, and $0.2 million for a water treatment branch located in Eldridge, Iowa, which has been relocated to another owned facility and was sold in the first quarter of fiscal 2022. At March 29, 2020, $0.9 million was included in assets held for sale pertaining to the St. Louis building. These amounts are recorded as assets held for sale within prepaid expenses and other current assets on our balance sheet.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — Inventories

Inventories at March 28, 2021 and March 29, 2020 consisted of the following:

	2021	2020
(In thousands)
Inventory (FIFO basis)	$69,438	$60,090
LIFO reserve	(5,574)	(5,654)
Net inventory	$63,864	$54,436

The FIFO value of inventories accounted for under the LIFO method was $46.8 million at March 28, 2021 and $43.3 million at March 29, 2020. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 8 — Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill for each of our three reportable segments were as follows:

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Balance as of March 31, 2019 and March 29, 2020	$6,495	$7,000	$44,945	$58,440
Addition due to acquisitions	—	12,280	—	12,280
Balance as of March 28, 2021	$6,495	$19,280	$44,945	$70,720

The following is a summary of our identifiable intangible assets as of March 28, 2021 and March 29, 2020:

	2021
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$99,588	$(26,522)	$73,066
Trademarks and trade names	6,210	(4,275)	1,935
Other finite-life intangible assets	3,833	(3,693)	140
Total finite-life intangible assets	109,631	(34,490)	75,141
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$110,858	$(34,490)	$76,368

	2020
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$78,383	$(21,400)	$56,983
Trademarks and trade names	6,045	(3,640)	2,405
Other finite-life intangible assets	3,648	(3,610)	38
Total finite-life intangible assets	88,076	(28,650)	59,426
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$89,303	$(28,650)	$60,653

Intangible asset amortization expense was $5.8 million during fiscal 2021, $5.1 million during fiscal 2020, and $5.5 million during fiscal 2019.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated future amortization expense for identifiable intangible assets is as follows:

(In thousands)	Intangible Assets
Fiscal 2022	$6,235
Fiscal 2023	6,159
Fiscal 2024	6,112
Fiscal 2025	6,112
Fiscal 2026	6,012
Thereafter	$44,511
Total	$75,141

Note 9 – Debt

We have in place an amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $150 million. The Revolving Loan Facility includes a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on November 30, 2023. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries. We may use the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes.

At March 28, 2021, the effective interest rate on our borrowings was 1.1%. In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs of $0.2 million paid to the lenders in connection with the Credit Agreement, as well as unamortized debt issuance costs of $0.3 million paid in connection with the previous credit facility, are reflected as a reduction of debt and are being amortized as interest expense over the term of the Revolving Loan Facility.
Debt at March 28, 2021 and March 29, 2020 consisted of the following:

(In thousands)	March 28, 2021	March 29, 2020
Senior secured revolving loan	$99,000	$60,000
Less: unamortized debt issuance costs	(248)	(342)
Total debt, net of debt issuance costs	98,752	59,658
Less: current portion of long-term debt, net of current unamortized debt issuance costs	(9,907)	(9,907)
Total long-term debt	$88,845	$49,751

Note 10 — Share-Based Compensation
Performance-Based Restricted Stock Units.  Our Board of Directors has approved a performance-based equity compensation arrangement for our executive officers. This performance-based arrangement provides for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common shares based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 124,770 shares in the aggregate for fiscal 2021. The restricted shares issued, if any, will fully vest two years after the end of the fiscal year on which the performance is based. We record the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents the restricted stock activity for fiscal 2020 and 2021:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2019	102,286	$22.70
Granted	15,636	15.68
Vested	(49,134)	21.55
Forfeited or expired	(3,022)	23.75
Outstanding at end of fiscal 2019	65,766	$21.83
Granted	138,504	17.25
Vested	(55,240)	23.01
Forfeited or expired	—	—
Outstanding at end of fiscal 2020	149,030	$17.13
Granted	129,626	18.69
Vested	(10,526)	15.68
Forfeited or expired	(29,010)	17.92
Outstanding at end of fiscal 2021	239,120	$17.94
The weighted average grant date fair value of performance-based restricted shares issued in fiscal 2021 was $18.69, fiscal 2020 was $17.25 and fiscal 2019 was $15.68. We recorded compensation expense on performance-based restricted stock of approximately $2.5 million for fiscal 2021, $1.5 million for fiscal 2020 and $1.3 million for fiscal 2019, substantially all of which was recorded in selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested was $0.2 million in fiscal 2021, $1.3 million in fiscal 2020 and $1.1 million in fiscal 2019.
Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common share price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of March 28, 2021 was $3.0 million and is expected to be recognized over a weighted average period of 1.3 years.
Restricted Stock Awards.  As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are expensed over a one-year vesting period, based on the market value on the date of grant. The following table represents the Board’s restricted stock activity for fiscal 2020 and 2021:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2019	16,968	$20.63
Granted	16,704	17.95
Vested	(16,968)	20.63
Forfeited or expired	—	—
Outstanding at end of fiscal 2019	16,704	$17.95
Granted	16,016	21.84
Vested	(16,704)	17.95
Forfeited or expired	—	—
Outstanding at end of fiscal 2020	16,016	$21.84
Granted	13,186	25.59
Vested	(16,016)	21.84
Forfeited or expired	(1,958)	25.53
Outstanding at end of fiscal 2021	11,228	$25.60

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Annual expense related to the value of restricted stock was $0.3 million in fiscal 2021, 2020 and 2019, and was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of March 28, 2021 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.
Note 11 — Share Repurchases
Our board of directors has authorized the repurchase of up to 1,600,000 shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common shares for the par value of the shares with the excess applied against additional paid-in capital. We repurchased 166,088 of common shares at an aggregate purchase price of $4.1 million during fiscal 2021. We repurchased 291,166 of common shares at an aggregate purchase price of $5.9 million during fiscal 2020. We repurchased 216,332 of common shares at an aggregate purchase price of $4.4 million during fiscal 2019. As of March 28, 2021, the number of shares available to be purchased under the share repurchase program was 551,506.
Note 12 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans
Company Sponsored Plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code (“IRC”). The profit sharing plan contribution level for each employee depends upon date of hire, and was 2.5% or 5.0% of each employee’s eligible compensation for fiscal 2021, 2020 and 2019. We also have in place a retirement plan covering our collective bargaining unit employees. The retirement plan provides for a contribution of 2.5% or 5.0% of each employee’s eligible annual wages depending on their hire date. In addition to the employer contributions described above, both the profit sharing plan and the retirement plan include a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation.
We have two employee stock ownership plans (“ESOPs”), one covering the majority of our non-bargaining unit employees and the other covering our collective bargaining unit employees. Contributions to the plan covering our non-bargaining unit employees are made at our discretion. Contributions to both plans are subject to a maximum amount allowed under the IRC, and were 2.5% or 5.0% of each employee’s eligible wages, depending on each eligible employee’s hire date, for fiscal 2021, 2020 and 2019.
We have a nonqualified deferred compensation plan covering employees who are classified as “highly compensated employees” as determined by IRS guidelines for the plan year and who were hired on or before April 1, 2012. Employees who are eligible for the nonqualified deferred compensation plan for any plan year are not eligible for the profit sharing plan contribution or the ESOP contributions described above for that plan year. Our contribution to the nonqualified deferred compensation plan for fiscal 2021, 2020 and 2019 was 10% of each employee’s eligible compensation, subject to the maximum amount allowed under the IRC.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common shares at a discount from market. The number of new shares issued under the ESPP was 88,148 in fiscal 2021, 77,100 in fiscal 2020 and 87,356 in fiscal 2019.
The following represents the contribution expense for these company-sponsored plans for fiscal 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Non-bargaining unit employee plans:
Profit sharing	$994	$631	$899
401(k) matching contributions	2,650	2,399	2,390
ESOP	994	631	899
Nonqualified deferred compensation plan	1,327	1,262	1,246
Bargaining unit employee plans	555	481	474
ESPP - all employees	556	431	376
Total contribution expense	$7,076	$5,835	$6,284
In 2013, we withdrew from a collectively bargained multiemployer pension plan and recorded a liability for our share of the unfunded vested benefits. Payments of $467,000 per year are being made through 2034.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Commitments and Contingencies

Litigation.  As of March 28, 2021, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Asset Retirement Obligations. We have three leases of land which contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. Including available lease extensions, these leases expire in 2023, 2033 and 2044. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: certain of the leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of March 28, 2021. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

Note 14 — Income Taxes

The provisions for income taxes for fiscal 2021, 2020 and 2019 were as follows:

	2021	2020	2019
(In thousands)
Federal — current	$11,169	$8,447	$6,956
State — current	4,391	3,563	2,748
Total current	15,560	12,010	9,704

Federal — deferred	(302)	(976)	(334)
State — deferred	(387)	(445)	(273)
Total deferred	(689)	(1,421)	(607)
Total provision	$14,871	$10,589	$9,097
Reconciliations of the provisions for income taxes to the applicable federal statutory income tax rate for fiscal 2021, 2020 and 2019 are listed below.

	2021	2020	2019
Statutory federal income tax	21.0%	21.0%	21.0%
State income taxes, net of federal deduction	5.9%	5.7%	5.8%
ESOP dividend deduction on allocated shares	(0.2)%	(0.3)%	(0.3)%
Other — net	(0.1)%	0.8%	0.6%
Total	26.6%	27.2%	27.1%

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of items comprising our net deferred tax liability as of March 28, 2021 and March 29, 2020 are as follows:

(In thousands)	2021	2020
Deferred tax assets:
Trade receivables	$134	$212
Stock compensation accruals	1,341	728
Pension withdrawal liability	1,344	1,435
Lease liability	3,191	2,476
Unrealized loss on interest rate swap	—	29
Other	2,882	1,982
Total deferred tax assets	$8,892	$6,862
Deferred tax liabilities:
Inventories	$(2,815)	$(2,231)
Prepaid expenses	(864)	(843)
Excess of tax over book depreciation	(11,249)	(10,504)
Intangible assets	(15,269)	(15,936)
ROU asset	(3,140)	(2,454)
Total deferred tax liabilities	$(33,337)	$(31,968)
Net deferred tax liabilities	$(24,445)	$(25,106)

As of March 28, 2021, the Company has determined that it is more likely than not that the deferred tax assets at March 28, 2021 will be realized either through future taxable income or reversals of taxable temporary differences.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 1, 2018 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

Note 15 – Leases

Lease Obligations. As of March 28, 2021, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 23 years, some of which include options to extend the lease for up to 15 years.

As of March 28, 2021 and March 29, 2020, our operating lease components with initial or remaining terms in excess of one year were classified on the consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.

Total lease expense was $2.8 million for the both twelve months ended March 28, 2021 and March 29, 2020, and includes leases less than 12 months in duration.

Our facility in Fullerton, California is leased from a party related to Daniel Stauber, one of our Board members. The total amount of lease expense related to this lease in fiscal 2021 was $0.5 million, of which less than $0.1 million was attributable to Mr. Stauber. We have included $5.7 million on our balance sheet as a right-of-use asset, with a corresponding equal amount of lease liabilities, related to this lease.

Other information related to our operating leases was as follows:

	March 29, 2021	March 29, 2020
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.73	8.73
Weighted average discount rate	2.7%	4.1%

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Maturities of lease liabilities as of March 28, 2021 were as follows:

(In thousands)	Operating Leases
Fiscal 2022	$1,831
Fiscal 2023	1,707
Fiscal 2024	1,355
Fiscal 2025	1,304
Fiscal 2026	1,251
Thereafter	6,280
Total	$13,728
Less: Interest	(1,910)
Present value of lease liabilities	$11,818

Note 16 — Segment Information

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

Reportable Segments	Industrial	Water Treatment	Health and Nutrition	Total
(In thousands)
Fiscal Year Ended March 28, 2021:
Sales	$273,361	$170,004	$153,506	$596,871
Gross profit	43,337	46,793	33,632	123,762
Selling, general, and administrative expenses	27,033	24,453	16,398	67,884
Operating income	16,304	22,340	17,234	55,878
Identifiable assets*	$181,478	$109,761	$166,558	$457,797
Capital expenditures	$13,713	$6,732	$349	$20,794
Fiscal Year Ended March 29, 2020:
Sales	$275,224	$159,895	$105,079	$540,198
Gross profit	38,936	41,902	20,079	100,917
Selling, general, and administrative expenses	24,123	19,801	15,322	59,246
Operating income (loss)	14,813	22,101	4,757	41,671
Identifiable assets*	$173,068	$63,506	$139,780	$376,354
Capital expenditures	$14,933	$9,160	$456	$24,549
Fiscal Year Ended March 31, 2019:
Sales	$281,860	$149,490	$124,976	$556,326
Gross profit	34,900	37,986	23,050	95,936
Selling, general, and administrative expenses	22,759	19,498	16,861	59,118
Operating income	12,141	18,488	6,189	36,818
Identifiable assets*	$162,926	$58,274	$146,042	$367,242
Capital expenditures	$7,319	$4,506	$793	$12,618
* Unallocated assets not included, consisting primarily of cash and cash equivalents, investments and prepaid expenses, were $14.8 million at March 28, 2021, $13.0 million at March 29, 2020 and $18.4 million at March 31, 2019.

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
Management assessed the effectiveness of our internal control over financial reporting as of March 28, 2021, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In making this assessment as of March 28, 2021, we have excluded the Louisiana water treatment operations acquired from C&L Aqua Professionals, Inc. and LC Blending, Inc. on December 30, 2020. The financial statements of this business comprise 3.5% of total assets and less than 1% of total revenues in our consolidated financial amounts as of and for the year ended March 28, 2021. We have excluded this business because we have not had sufficient time to make an assessment of its internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding this business from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 28, 2021.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 28, 2021 which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.
Changes in Internal Control Procedures
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 29, 2021 (the “2021 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2021 Proxy Statement, no other portions of the 2021 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our Executive Officers

Our current executive officers, their ages and offices held, are set forth below:

Name	Age	Office
Patrick H. Hawkins	50	Chief Executive Officer and President
Jeffrey P. Oldenkamp	48	Executive Vice President, Chief Financial Officer and Treasurer
Richard G. Erstad	57	Vice President, General Counsel and Secretary
Drew M. Grahek	51	Vice President — Operations
Douglas A. Lange	51	Vice President — Water Treatment Group
Theresa R. Moran	58	Vice President — Purchasing, Logistics and Sales Support
Shirley A. Rozeboom	59	Vice President — Health and Nutrition
John R. Sevenich	63	Vice President — Industrial Group

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

Jeffrey P. Oldenkamp has been our Executive Vice President, Chief Financial Officer and Treasurer since October 2021. Mr. Oldenkamp joined Hawkins in May 2017 and assumed the role of Chief Financial Officer, Vice President and Treasurer in June 2017. Prior to joining Hawkins, Mr. Oldenkamp was with MTS Systems Corporation, a supplier of high-performance test systems and sensors, where he served as Chief Financial Officer from 2015 to May 2017 and as Vice President of Finance for the MTS Test business from 2014 to 2015, and with Nilfisk-Advance, Inc., a global manufacturer of professional cleaning equipment, where he served as Americas Operations Chief Financial Officer and Vice President from 2012 to 2014.

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

Douglas A. Lange has been our Vice President - Water Treatment Group since June 2020. Prior to attaining this position, Mr. Lange served the Company as General Manager and Product Development Manager for the Water Treatment Group after joining the company in January 2019. Prior to joining the Company, Mr. Lange was with H.B. Fuller Company, a global supplier of special adhesives, where he served as Global Marketing Manager and Product Manager for specialty markets in electronics and wood products from 2011 to January 2019. Mr. Lange served in various roles in the specialty adhesives market for a total of 21 years prior to joining the Company.

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

John R. Sevenich has been our Vice President - Industrial Group since 2000. Mr. Sevenich was the Business Unit Manager of Manufacturing from 1998 to 2000 and was a Sales Representative with the Company from 1989 to 1998. Mr. Sevenich has announced his intent to retire from all positions in June 2021.

The disclosure under the headings “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” of the 2021 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
The disclosure under the heading “Compensation of Executive Officers and Directors” in the 2021 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure under the headings “Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” in the 2021 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure under the headings “Election of Directors” and “Related Party Transactions” of the 2021 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure under the heading “Independent Registered Public Accounting Firm’s Fees” of the 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at March 28, 2021 and March 29, 2020.

Consolidated Statements of Income for the fiscal years ended March 28, 2021, March 29, 2020 and March 31, 2019.

Consolidated Statements of Comprehensive Income for the fiscal years ended March 28, 2021, March 29, 2020 and March 31, 2019.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 28, 2021, March 29, 2020, and March 31, 2019.

Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2021, March 29, 2020, and March 31, 2019.

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

The following financial statement schedule for the fiscal years 2021, 2020 and 2019.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Restated Articles of Incorporation.(1)	Incorporated by Reference

3.2	Amended and Restated By-Laws.(2)	Incorporated by Reference

4.1	Description of Securities.	Filed Electronically

10.1*	Hawkins, Inc. 2010 Omnibus Incentive Plan.(3)	Incorporated by Reference

10.2*	Hawkins, Inc. Executive Severance Plan.(4)	Incorporated by Reference

10.3	Employee Stock Purchase Plan, as amended. (5)	Incorporated by Reference

10.4	Amended and Restated Credit Agreement, dated as of November 30, 2018, among the Company, U.S. Bank National Association, and certain financial institutions. (6)	Incorporated by Reference

10.5	Hawkins, Inc. 2019 Equity Incentive Plan. (7)	Incorporated by Reference

10.6	Form of Performance Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2019 Equity Incentive Plan. (8)	Incorporated by Reference

10.7	Nine Year LTI with Shirley Rozeboom.	Filed Electronically

16.1	Correspondence from KPMG LLP dated February 11, 2020. (9)	Incorporated by Reference

21	Subsidiaries of the registrant.	Filed Electronically

23.1	Consent of Grant Thornton LLP.	Filed Electronically

23.2	Consent of KPMG LLP.	Filed Electronically

24.1	Powers of Attorney.	Filed Electronically

31.1	Certification by Chief Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101	Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended March 28, 2021, filed with the SEC on May 20, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 28, 2021 and March 29, 2020 (ii) the Consolidated Statements of Income for the fiscal years ended March 28, 2021, March 29, 2020, and March 31, 2019, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended March 28, 2021, March 29, 2020, and March 31, 2019, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 28, 2021, March 29, 2020, and March 31, 2019 (v) Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2021, March 29, 2020, and March 31, 2019, and (iv) Notes to Consolidated Financial Statements.	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 26, 2021 and filed March March 2, 2021.
(2)Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.
(3)Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2011.
(4)Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011.
(5)Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed November 2, 2018.
(6)Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed December 3, 2018.
(7)Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2019.
(8)Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed May 20,2020.
(9)Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated February 11, 2020.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

		By	/s/ Patrick H. Hawkins
Patrick H. Hawkins Chief Executive Officer and President
Dated:	June 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick H. Hawkins		June 2, 2021
Patrick H. Hawkins	Chief Executive Officer, President and Director
(principal executive officer)

/s/ Jeffrey P. Oldenkamp		June 2, 2021
Jeffrey P. Oldenkamp	Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

*	Director	June 2, 2021
James A. Faulconbridge

*	Director	June 2, 2021
Mary J. Schumacher

*	Director	June 2, 2021
Daniel J. Stauber

*	Director	June 2, 2021
Yi "Faith" Tang

*	Director	June 2, 2021
James T. Thompson

*	Director	June 2, 2021
Jeffrey L. Wright

* Patrick H. Hawkins, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Patrick H. Hawkins
Patrick H. Hawkins
Attorney-in-fact

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED March 28, 2021, March 29, 2020 AND March 31, 2019

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Fiscal Year Ended March 28, 2021:
Allowance for doubtful accounts	$784	$—	$—	$287	$497
Fiscal Year Ended March 29, 2020:
Allowance for doubtful accounts	$620	$448	$—	$284	$784
Fiscal Year Ended March 31, 2019:
Allowance for doubtful accounts	$942	$92	$—	$414	$620