Form 10-Q
period 2021-06-27
HAWKINS INC
filed 2021-07-29
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-7647

HAWKINS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0771293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 Rosegate, Roseville, Minnesota	55113
(Address of principal executive offices)	(Zip code)

(612) 331-6910
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HWKN	Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 23, 2021
Common Stock, par value $.01 per share	21,212,410

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 27, 2021	March 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,222	$2,998
Trade accounts receivables, net	90,936	90,603
Inventories	67,943	63,864
Income taxes receivable	—	175
Prepaid expenses and other current assets	3,671	5,367
Total current assets	167,772	163,007
PROPERTY, PLANT, AND EQUIPMENT:	301,953	300,404
Less accumulated depreciation	159,707	155,792
Net property, plant, and equipment	142,246	144,612
OTHER ASSETS:
Right-of-use assets	11,432	11,630
Goodwill	70,754	70,720
Intangible assets, net of accumulated amortization	74,787	76,368
Other	8,024	6,213
Total other assets	164,997	164,931
Total assets	$475,015	$472,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$38,052	$37,313
Accrued payroll and employee benefits	8,354	18,048
Income tax payable	5,218	—
Current portion of long-term debt	9,907	9,907
Short-term lease liability	1,620	1,587
Container deposits	1,501	1,452
Other current liabilities	1,860	2,155
Total current liabilities	66,512	70,462
LONG-TERM DEBT, LESS CURRENT PORTION	85,868	88,845
LONG-TERM LEASE LIABILITY	9,914	10,231
PENSION WITHDRAWAL LIABILITY	4,543	4,631
DEFERRED INCOME TAXES	24,445	24,445
DEFERRED COMPENSATION LIABILITY	8,032	7,322
OTHER LONG-TERM LIABILITIES	496	1,368
Total liabilities	199,810	207,304
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,946,404 and 20,969,746 shares issued and outstanding as of June 27, 2021 and March 28, 2021, respectively	210	210
Additional paid-in capital	47,069	51,138
Retained earnings	227,926	213,898
Total shareholders’ equity	275,205	265,246
Total liabilities and shareholders’ equity	$475,015	$472,550

See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	June 27, 2021	June 28, 2020
Sales	$181,241	$143,172
Cost of sales	(142,267)	(112,196)
Gross profit	38,974	30,976
Selling, general and administrative expenses	(16,856)	(15,038)
Operating income	22,118	15,938
Interest expense, net	(349)	(380)
Other income	232	477
Income before income taxes	22,001	16,035
Income tax expense	(5,373)	(4,247)
Net income	$16,628	$11,788

Weighted average number of shares outstanding - basic	21,034,302	21,031,456
Weighted average number of shares outstanding - diluted	21,178,320	21,285,346

Basic earnings per share	$0.79	$0.56
Diluted earnings per share	$0.79	$0.55

Cash dividends declared per common share	$0.12250	$0.11625
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	June 27, 2021	June 28, 2020
Net income	$16,628	$11,788
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swap	—	(10)
Total comprehensive income	$16,628	$11,778
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 28, 2021	20,969,746	$210	$51,138	$213,898	$—	$265,246
Cash dividends declared and paid	—	—	—	(2,600)	—	(2,600)
Share-based compensation expense	—	—	799	—	—	799
Vesting of restricted stock	123,002	1	(1)	—	—	—
Shares surrendered for payroll taxes	(45,390)	—	(1,467)	—	—	(1,467)
Shares repurchased	(100,954)	(1)	(3,400)	—	—	(3,401)
Net income	—	—	—	16,628	—	16,628
BALANCE — June 27, 2021	20,946,404	$210	$47,069	$227,926	$—	$275,205
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2020	21,024,458	$211	$50,405	$182,947	$(79)	$233,484
Cash dividends declared and paid	—	—	—	(2,479)	—	(2,479)
Share-based compensation expense	—	—	700	—	—	700
Vesting of restricted stock	10,526	—	—	—	—	—
Shares surrendered for payroll taxes	(3,314)	—	(54)	—	—	(54)
Other comprehensive loss, net of tax	—	—	—	—	(10)	(10)
Net income	—	—	—	11,788	—	11,788
BALANCE — June 28, 2020	21,031,670	$211	$51,051	$192,256	$(89)	$243,429
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	June 27, 2021	June 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,628	$11,788
Reconciliation to cash flows:
Depreciation and amortization	5,935	5,484
Operating leases	481	493
Gain on deferred compensation assets	(232)	(477)
Stock compensation expense	799	700
Other	67	22
Changes in operating accounts providing (using) cash:
Trade receivables	(316)	(1,992)
Inventories	(4,079)	(8,952)
Accounts payable	868	(2,354)
Accrued liabilities	(10,159)	(6,689)
Lease liabilities	(572)	(513)
Income taxes	5,393	4,263
Other	8	(220)
Net cash provided by operating activities	14,821	1,553
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,155)	(4,848)
Other	26	61
Net cash used in investing activities	(2,129)	(4,787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(2,600)	(2,479)
Shares surrendered for payroll taxes	(1,467)	(54)
Shares repurchased	(3,401)	—
Net (payments on) proceeds from revolving loan	(3,000)	6,000
Net cash (used in) provided by financing activities	(10,468)	3,467
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,224	233
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,998	4,277
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,222	$4,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$292	$288
Noncash investing activities - capital expenditures in accounts payable	$497	$334
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2021, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 27, 2021 are not necessarily indicative of the results that may be expected for the full year.

References to fiscal 2020 refer to the fiscal year ended March 29, 2020, references to fiscal 2021 refer to the fiscal year ended March 28, 2021 and references to fiscal 2022 refer to the fiscal year ending April 3, 2022.

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

Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2021, previously filed with the SEC. There has been no significant change in our accounting policies since the end of fiscal 2021.

Note 2 — Acquisitions

Acquisition of C&L Aqua Professionals, Inc. and LC Blending, Inc.: In the fourth quarter of fiscal 2021, we acquired substantially all the assets of C&L Aqua Professionals, Inc. and LC Blending, Inc. (together, "C&L Aqua") under the terms of an asset purchase agreement among us, C&L Aqua and its shareholders. We paid $16 million for the acquisition, using funds available under our revolving credit facility to fund the acquisition. C&L Aqua was a water treatment chemical distribution company operating primarily in Louisiana. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

Acquisition of Property: In the third quarter of fiscal 2021, we acquired a manufacturing facility on 28 acres located adjacent to our facility in Rosemount, Minnesota to allow further expansion and growth in both our Industrial and Water Treatment segments. We paid $10 million for the property. The purchase of this facility added approximately 40,000 square feet of manufacturing and warehouse space to bring us to a total of 105,000 square feet of space on 56 acres of land in the area, with rail access at both of the sites to allow for future growth and provide for supply chain flexibility on certain raw materials to better serve our customers.

Acquisition of American Development Corporation of Tennessee, Inc.: In the second quarter of fiscal 2021, we acquired substantially all the assets of American Development Corporation of Tennessee, Inc. (“ADC”) under the terms of an asset purchase agreement among us, ADC and its shareholders. We paid $25 million for the acquisition, using funds available under our revolving credit facility with U.S. Bank National Association to fund the acquisition. ADC was a water treatment chemical distribution company operating primarily in Tennessee, Georgia and Kentucky. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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
The following tables disaggregate external customer net sales by major revenue stream for the three and three months ended June 27, 2021 and June 28, 2020:

	Three months ended June 27, 2021
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$11,843	$4,553	$30,942	$47,338
Manufactured, blended or repackaged products (2)	72,566	51,228	8,051	131,845
Other	1,441	457	160	2,058
Total external customer sales	$85,850	$56,238	$39,153	$181,241

	Three months ended June 28, 2020
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$8,824	$3,875	$25,945	$38,644
Manufactured, blended or repackaged products (2)	61,842	35,506	6,098	103,446
Other	836	333	(87)	1,082
Total external customer sales	$71,502	$39,714	$31,956	$143,172

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

Basic and diluted EPS were calculated using the following:

	Three Months Ended
	June 27, 2021	June 28, 2020
Weighted-average common shares outstanding—basic	21,034,302	21,031,456
Dilutive impact of performance units and restricted stock	144,018	253,890
Weighted-average common shares outstanding—diluted	21,178,320	21,285,346

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

Our financial assets that are measured at fair value on a recurring basis are assets held in a deferred compensation retirement plan. As of June 27, 2021 and March 28, 2021, the assets held in a deferred compensation retirement plan were classified as other long-term assets on our balance sheet, with the portion of the plan assets expected to be paid within twelve months classified as current assets on our balance sheet. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of June 27, 2021 and March 28, 2021.

 0

(In thousands)		June 27, 2021	March 28, 2021
Assets
Deferred compensation plan assets	Level 1	$7,517	$5,946

Note 6– Assets Held for Sale

Included in assets held for sale as of March 28, 2021 was $0.7 million for an office building in St. Louis, Missouri which was utilized in the administration of our Industrial segment and $0.2 million for a water treatment branch located in Eldridge, Iowa, which has been relocated to another owned facility. Both were sold in the first quarter of fiscal 2022.

Note 7 – Inventories

Inventories at June 27, 2021 and March 28, 2021 consisted of the following:

	June 27, 2021	March 28, 2021
(In thousands)
Inventory (FIFO basis)	$75,325	$69,438
LIFO reserve	(7,382)	(5,574)
Net inventory	$67,943	$63,864
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $51.0 million at June 27, 2021 and $46.8 million at March 28, 2021. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 8 – Goodwill and Intangible Assets

The carrying amount of goodwill was $70.8 million as of June 27, 2021 and $70.7 million as of March 28, 2021, of which $44.9 million was related to our Health and Nutrition segment, $19.3 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment.

A summary of our intangible assets as of June 27, 2021 and March 28, 2021 is as follows:

	June 27, 2021			March 28, 2021
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$99,588	$(27,949)	$71,639	$99,588	$(26,522)	$73,066
Trademarks and trade names	6,210	(4,405)	1,805	6,210	(4,275)	1,935
Other finite-life intangible assets	3,833	(3,717)	116	3,833	(3,693)	140
Total finite-life intangible assets	109,631	(36,071)	73,560	109,631	(34,490)	75,141
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$110,858	$(36,071)	$74,787	$110,858	$(34,490)	$76,368

Note 9 – Debt

Debt at June 27, 2021 and March 28, 2021 consisted of the following:

	June 27, 2021	March 28, 2021

(In thousands)
Senior secured revolving loan	$96,000	$99,000
Less: unamortized debt issuance costs	(225)	(248)
Total debt, net of debt issuance costs	95,775	98,752
Less: current portion of long-term debt	(9,907)	(9,907)
Total long-term debt	$85,868	$88,845

Note 10 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 1, 2018 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate for the three months ended June 27, 2021 was 24.4% and was 26.5% for the three months ended June 28, 2020. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Note 11 – Leases

Lease Obligations. As of June 27, 2021, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 23 years, some of which include options to extend the lease for up to 10 years.

As of June 27, 2021, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.

Expense for leases less than 12 months was not material for the three months ended June 27, 2021 and June 28, 2020. Total lease expense was $0.7 million for both the three months ended June 27, 2021 and June 28, 2020.

Other information related to our operating leases was as follows:

	June 27, 2021	March 28, 2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.55	9.73
Weighted average discount rate	2.6%	2.7%

Maturities of lease liabilities as of June 27, 2021 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2022	$1,803
Fiscal 2023	1,544
Fiscal 2024	1,343
Fiscal 2025	1,299
Fiscal 2026	1,242
Thereafter	5,969
Total	$13,200
Less: Interest	(1,673)
Present value of lease liabilities	$11,527

Note 12 – Share-Based Compensation

Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2022 and fiscal 2021. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 88,524 shares in the aggregate for fiscal 2022. The restricted shares issued, if any, will fully vest approximately two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the three months ended June 27, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	239,120	$17.94
Granted	111,618	31.74
Vested	(123,002)	17.25
Unvested at end of period	227,736	$25.08

We recorded compensation expense related to performance share units and restricted stock of $0.6 million for the three months ended June 27, 2021 and $0.5 million for the three June 28, 2020. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainers, each director who is not an executive officer receives an annual grant of restricted stock for their service on our Board. The restricted stock awards are expensed over the requisite vesting period, which is generally one year from the date of issuance, based on the market value on the date of grant. As of June 27, 2021, there were 11,228 shares of restricted stock with an average grant date fair value of $25.60 outstanding under this program. Compensation expense for both the three months ended June 27, 2021 and June 28, 2020 related to restricted stock awards to the Board was $0.1 million.

Note 13 – Share Repurchase Program

Our Board has authorized the repurchase of up to 1,600,000 shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended June 27, 2021, we repurchased 100,954 shares at an aggregate purchase price of $3.4 million. During the three months ended June 28, 2020, no shares were repurchased. As of June 27, 2021, 450,552 shares remained available to be repurchased under the share repurchase program.

Note 14 – Segment Information

We have three reportable segments: Industrial, Water Treatment, and Health and Nutrition. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 28, 2021.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended June 27, 2021:
Sales	$85,850	$56,238	$39,153	$181,241
Gross profit	14,254	16,234	8,486	38,974
Selling, general, and administrative expenses	6,241	7,062	3,553	16,856
Operating income	8,013	9,172	4,933	22,118
Three months ended June 28, 2020:
Sales	$71,502	$39,714	$31,956	$143,172
Gross profit	12,457	11,339	7,180	30,976
Selling, general, and administrative expenses	6,067	5,293	3,678	15,038
Operating income	6,390	6,046	3,502	15,938

No significant changes to identifiable assets by segment occurred during the three months ended June 27, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 27, 2021 as compared to the similar period ended June 28, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 28, 2021.
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

Business Acquisitions

In the fourth quarter of fiscal 2021, we acquired substantially all the assets of C&L Aqua Professionals, Inc. and LC Blending, Inc. (together, “C&L Aqua”) under the terms of an asset purchase agreement among us, C&L Aqua and its shareholders. C&L Aqua was a water treatment chemical distribution company operating primarily in Louisiana. The results of operations and the assets are included as part of our Water Treatment segment.

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

The aggregate annual revenue from C&L Aqua and ADC in the twelve months prior to our acquisitions totaled approximately $25 million.

Stock Split

In the fourth quarter of fiscal 2021, we effected a two-for-one split of our common stock, and adjusted the par value from $0.05 per share to $0.01 per share. At the same time, we increased the number of authorized shares from 30 million to 60 million. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Statement on COVID-19

During the pandemic caused by COVID-19, federal, state and local governments around the world implemented stringent measures to help control the spread of the virus, including, from time to time, quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures. While most restrictions have eased since the start of the COVID-19 pandemic, certain restrictions remain in place or new restrictions may be implemented in the future.

All of our manufacturing facilities have qualified as essential operations (or the equivalent) under applicable federal and state orders. As a result, all of our manufacturing sites and facilities have continued to operate, with no significant impact to our output levels.

During this public health crisis, we remained focused on the health and safety of our employees, customers and suppliers and maintaining safe and reliable operations of our manufacturing sites. As our operations and products are essential to critical national infrastructure, it is imperative that we continue to supply materials including the products needed to maintain safe drinking water, ingredients essential for large-scale food, pharmaceutical and other health product manufacturing and nutrition products needed to support our critical infrastructure. Our manufacturing sites have continued to operate during the COVID-19 pandemic, with no significant impact to manufacturing.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended
	June 27, 2021	June 28, 2020
Sales	100.0%	100.0%
Cost of sales	(78.5)%	(78.4)%
Gross profit	21.5%	21.6%
Selling, general and administrative expenses	(9.3)%	(10.5)%
Operating income	12.2%	11.1%
Interest expense, net	(0.2)%	(0.3)%
Other income	0.1%	0.3%
Income before income taxes	12.1%	11.1%
Income tax expense	(3.0)%	(3.0)%
Net income	9.1%	8.1%

Three Months Ended June 27, 2021 Compared to Three Months Ended June 28, 2020
Sales
Sales were $181.2 million for the three months ended June 27, 2021, an increase of $38.0 million, or 27%, from sales of $143.2 million a year ago.

Industrial Segment. Industrial segment sales increased $14.3 million, or 20%, to $85.9 million for the three months ended June 27, 2021, as compared to $71.5 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 14% of sales dollars in the three months ended June 27, 2021 and 12% in the same period of the prior year. Sales of our bleach products decreased from the prior year, as prior year sales were high due to increased customer demand as a result of the pandemic. However, this decrease was more than offset by increased sales of both our bulk and our other manufactured, blended and repackaged products, in particular certain of our agricultural and food ingredient products.

Water Treatment Segment. Water Treatment segment sales increased $16.5 million, or 42%, to $56.2 million for the three months ended June 27, 2021, as compared to $39.7 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 8% of sales dollars in the three months ended June 27, 2021 and 10% in the same period of the prior year. Sales increased over the prior year due to increased demand for many of our products. Sales also increased as a result of the added sales from the acquisitions of ADC and C&L Aqua in fiscal 2021.
Health & Nutrition Segment. Health and Nutrition segment sales increased $7.2 million, or 23%, to $39.2 million for the three months ended June 27, 2021, as compared to $32.0 million in the same period a year ago. The increase in sales was driven by increased sales of both our manufactured and specialty distributed products largely as a result of increased consumer demand for health and immunity products.

Gross Profit
Gross profit increased $8.0 million, or 26%, to $39.0 million, or 22% of sales, for the three months ended June 27, 2021, from $31.0 million, or 22% of sales, for the same period a year ago. During the three months ended June 27, 2021, the LIFO reserve increased, and gross profit decreased, by $1.8 million. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $0.1 million.

Industrial Segment. Gross profit for the Industrial segment increased $1.8 million, or 14%, to $14.3 million, or 17% of sales, for the three months ended June 27, 2021, from $12.5 million, or 17% of sales, in the same period of the prior year. During the three months ended June 27, 2021, the LIFO reserve increased, and gross profit decreased, by $1.4 million. In the same quarter a year ago, the change in the LIFO reserve had a nominal impact on gross profit. Gross profit increased as a result of the increase in sales, partially offset by the negative impact to gross profit as a result of the increase in the LIFO reserve.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $4.9 million, or 43%, to $16.2 million, or 29% of sales, for the three months ended June 27, 2021, from $11.3 million, or 29% of sales, in the same period of the prior year. During the three months ended June 27, 2021, the LIFO reserve increased, and gross profit decreased, by $0.4 million. In the same quarter a year ago, the change in the LIFO reserve had a nominal impact on gross profit. Gross profit increased as a result of the increased sales as well as the added gross profit from the sales in the acquired businesses of ADC and C&L Aqua.
Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $1.3 million, or 18%, to $8.5 million, or 22% of sales, for the three months ended June 27, 2021, from $7.2 million, or 23% of sales, for the same period of the prior year. The increase in gross profit was a result of higher sales compared to the prior year.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $1.8 million to $16.9 million, or 9% of sales, for the three months ended June 27, 2021, from $15.0 million, or 11% of sales, for the same period of the prior year. Expenses increased primarily due to the added costs from the acquired businesses of ADC and C&L Aqua, including $0.4 million of expense for amortization of intangibles.
Operating Income
Operating income increased $6.2 million, or 39%, to $22.1 million, or 12% of sales, for the three months ended June 27, 2021, from $15.9 million, or 11% of sales, for the same period of the prior year due to the combined impact of the factors discussed above.
Interest Expense, Net

Interest expense was $0.3 million for the three months ended June 27, 2021, a decrease of $0.1 million from interest expense of $0.4 million for the same period a year ago. The additional interest cost as a result of the increase in outstanding borrowings was more than offset by lower borrowing rates compared to the prior year.
Other Income

Other income of $0.2 million was $0.3 million lower than other income of $0.5 million a year ago. This represents gains recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain was offset by a similar amount recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision

Our effective income tax rate was 24.4% for the three months ended June 27, 2021, compared to 26.5% in the same period of the prior year. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26-27%.

Liquidity and Capital Resources
Cash was $5.2 million at June 27, 2021, an increase of $2.2 million as compared with the $3.0 million available as of March 28, 2021.
Cash provided by operating activities was $14.8 million for the three months ended June 27, 2021, compared to cash provided by operating activities of $1.6 million for the same period of the prior year. The year-over-year increase in cash provided by operating activities was primarily driven by year-over-year changes in uses of working capital, including less cash expended in the current quarter for inventory, combined with an increase in net income for the three months ended June 27, 2021 compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase because we receive the majority of barges during this period.
Cash used in investing activities was $2.1 million for the three months ended June 27, 2021, compared to $4.8 million for the same period of the prior year. Capital expenditures were $2.2 million for the three months ended June 27, 2021, compared to $4.8 million in the same period of the prior year. In the first three months of the prior year, we had larger investments in facility improvements and new and replacement equipment compared to the first three months of the current year.

Cash used in financing activities was $10.5 million for the three months ended June 27, 2021, compared to $3.5 million of cash provided by financing activities in the same period of the prior year. Included in financing activities in the first three months of the current year were net debt repayments of $3.0 million, compared to net debt borrowings of $6.0 million in the first three months of the prior year. In addition, we repurchased $3.4 million of shares of our common stock in the first three months of the current fiscal year, compared to no shares repurchased in the same period in the prior year.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 1.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the three months ended June 27, 2021, we repurchased 100,954 shares of common stock with an aggregate purchase price of $3.4 million. During the three months ended June 28, 2020, no shares were repurchased. As of June 27, 2021, 450,552 shares remained available to be repurchased under the share repurchase program.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or nine months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At June 27, 2021, the effective interest rate on our borrowings was 1.1%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of June 27, 2021, the unamortized balance of these costs was $0.2 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of June 27, 2021.

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

Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended March 28, 2021.
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,”, “expect,” “intend,” “plan,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2021. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Revolving Loan Facility. A 25-basis point change in interest rates would potentially increase or decrease our annual interest expense by approximately $0.2 million.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 27, 2021. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2021.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously announced, our Board has authorized the repurchase of up to 1,600,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended June 27, 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
03/29/2021-04/25/2021	45,390	(1)	$32.33	—	551,506
04/26/2021-05/23/2021	—		—	—	551,506
05/24/2021-06/27/2021	100,954		33.72	100,954	450,552
Total	146,344			100,954
(1) The shares of common stock represent shares that were surrendered to us by stock plan participants in order to     satisfy minimum withholding tax obligations related to the vesting of restricted stock awards and are not shares purchased under the
Board authorization described above.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 27, 2021 filed with the SEC on July 29, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at June 27, 2021 and March 28, 2021, (ii) the Condensed Consolidated Statements of Income for the three months ended June 27, 2021 and June 28, 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 27, 2021 and June 28, 2020, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three months ended June 27, 2021 and June 28, 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended June 27, 2021 and June 28, 2020, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

(1)Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 26, 2021 and filed March 2, 2021.
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
Dated: July 29, 2021