Form 10-Q
period 2021-09-26
HAWKINS INC
filed 2021-10-27
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 22, 2021
Common Stock, par value $.01 per share	21,112,683

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 26, 2021	March 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,802	$2,998
Trade accounts receivables, net	90,057	90,603
Inventories	70,338	63,864
Income taxes receivable	—	175
Prepaid expenses and other current assets	2,478	5,367
Total current assets	169,675	163,007
PROPERTY, PLANT, AND EQUIPMENT:	307,021	300,404
Less accumulated depreciation	163,910	155,792
Net property, plant, and equipment	143,111	144,612
OTHER ASSETS:
Right-of-use assets	11,045	11,630
Goodwill	72,417	70,720
Intangible assets, net of accumulated amortization	73,666	76,368
Other	7,890	6,213
Total other assets	165,018	164,931
Total assets	$477,804	$472,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$43,004	$37,313
Accrued payroll and employee benefits	12,417	18,048
Income tax payable	877	—
Current portion of long-term debt	9,907	9,907
Short-term lease liability	1,625	1,587
Container deposits	1,528	1,452
Other current liabilities	2,191	2,155
Total current liabilities	71,549	70,462
LONG-TERM DEBT, LESS CURRENT PORTION	73,891	88,845
LONG-TERM LEASE LIABILITY	9,553	10,231
PENSION WITHDRAWAL LIABILITY	4,455	4,631
DEFERRED INCOME TAXES	24,445	24,445
DEFERRED COMPENSATION LIABILITY	8,289	7,322
OTHER LONG-TERM LIABILITIES	1,309	1,368
Total liabilities	193,491	207,304
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,888,923 and 20,969,746 shares issued and outstanding as of September 26, 2021 and March 28, 2021, respectively	209	210
Additional paid-in capital	44,801	51,138
Retained earnings	239,303	213,898
Total shareholders’ equity	284,313	265,246
Total liabilities and shareholders’ equity	$477,804	$472,550
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Sales	$183,277	$147,801	$364,518	$290,973
Cost of sales	(145,990)	(115,004)	(288,257)	(227,200)
Gross profit	37,287	32,797	76,261	63,773
Selling, general and administrative expenses	(17,679)	(16,221)	(34,535)	(31,259)
Operating income	19,608	16,576	41,726	32,514
Interest expense, net	(329)	(339)	(678)	(719)
Other income	184	327	416	804
Income before income taxes	19,463	16,564	41,464	32,599
Income tax expense	(5,330)	(4,374)	(10,703)	(8,621)
Net income	$14,133	$12,190	$30,761	$23,978

Weighted average number of shares outstanding - basic	20,986,542	21,055,782	21,010,422	21,053,022
Weighted average number of shares outstanding - diluted	21,140,087	21,245,762	21,168,809	21,268,562

Basic earnings per share	$0.67	$0.58	$1.46	$1.14
Diluted earnings per share	$0.67	$0.57	$1.45	$1.13

Cash dividends declared per common share	$0.13000	$0.11625	$0.25250	$0.23250
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net income	$14,133	$12,190	$30,761	$23,978
Other comprehensive loss, net of tax:
Unrealized gain on interest rate swap	—	39	—	29
Total comprehensive income	$14,133	$12,229	$30,761	$24,007
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 28, 2021	20,969,746	$210	$51,138	$213,898	$—	$265,246
Cash dividends declared and paid	—	—	—	(2,600)	—	(2,600)
Share-based compensation expense	—	—	799	—	—	799
Vesting of restricted stock	123,002	1	(1)	—	—	—
Shares surrendered for payroll taxes	(45,390)	—	(1,467)	—	—	(1,467)
Shares repurchased	(100,954)	(1)	(3,400)	—	—	(3,401)
Net income	—	—	—	16,628	—	16,628
BALANCE — June 27, 2021	20,946,404	$210	$47,069	$227,926	$—	$275,205
Cash dividends declared and paid	—	—	—	(2,756)	—	(2,756)
Share-based compensation expense	—	—	862	—	—	862
Vesting of restricted stock	11,228	—	—	—	—	—
ESPP shares issued	40,300	—	889	—	—	889
Shares repurchased	(109,009)	(1)	(4,019)	—	—	(4,020)
Net income	—	—	—	14,133	—	14,133
BALANCE — September 26, 2021	20,888,923	$209	$44,801	$239,303	$—	$284,313

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2020	21,024,458	$211	$50,405	$182,947	$(79)	$233,484
Cash dividends declared and paid	—	—	—	(2,479)	—	(2,479)
Share-based compensation expense	—	—	700	—	—	700
Vesting of restricted stock	10,526	—	—	—	—	—
Shares surrendered for payroll taxes	(3,314)	—	(54)	—	—	(54)
Other comprehensive loss, net of tax	—	—	—	—	(10)	(10)
Net income	—	—	—	11,788	—	11,788
BALANCE — June 28, 2020	21,031,670	$211	$51,051	$192,256	$(89)	$243,429
Cash dividends declared and paid	—	—	—	(2,480)	—	(2,480)
Share-based compensation expense	—	—	686	—	—	686
Vesting of restricted stock	16,016	—	—	—	—	—
ESPP shares issued	42,720	—	773	—	—	773
Other comprehensive gain, net of tax	—	—	—	—	39	39
Net income	—	—	—	12,190	—	12,190
BALANCE — September 27, 2020	21,090,406	$211	$52,510	$201,966	$(50)	$254,637
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	September 26, 2021	September 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,761	$23,978
Reconciliation to cash flows:
Depreciation and amortization	11,889	11,065
Operating leases	948	963
Gain on deferred compensation assets	(416)	(804)
Stock compensation expense	1,661	1,386
Other	54	135
Changes in operating accounts providing (using) cash:
Trade receivables	596	(5,811)
Inventories	(6,458)	(8,004)
Accounts payable	5,116	(1,421)
Accrued liabilities	(5,392)	(2,320)
Lease liabilities	(991)	(963)
Income taxes	1,053	792
Other	1,261	1,142
Net cash provided by operating activities	40,082	20,138
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,904)	(8,120)
Acquisitions	(1,200)	(25,000)
Other	181	105
Net cash used in investing activities	(7,923)	(33,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(5,356)	(4,959)
New shares issued	889	773
Shares surrendered for payroll taxes	(1,467)	(54)
Shares repurchased	(7,421)	—
Net (payments on) proceeds from revolving loan	(15,000)	16,000
Net cash (used in) provided by financing activities	(28,355)	11,760
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,804	(1,117)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,998	4,277
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,802	$3,160

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$9,650	$7,845
Cash paid for interest	$563	$610
Noncash investing activities - capital expenditures in accounts payable	$1,076	$191
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2021, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended September 26, 2021 are not necessarily indicative of the results that may be expected for the full year.

References to fiscal 2020 refer to the fiscal year ended March 29, 2020, references to fiscal 2021 refer to the fiscal year ended March 28, 2021 and references to fiscal 2022 refer to the fiscal year ending April 3, 2022. As compared to our normal 52-week fiscal years, fiscal 2022 will be a 53-week year, with the extra week to be recorded in our fourth quarter's results of operations.

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

Note 2 — Acquisitions

Acquisition of Southeast Water Systems LLC: On September 20, 2021, we acquired substantially all the assets of Southeast Water Systems LLC, under the terms of an asset purchase agreement with Southeast Water Systems and its shareholders. We paid $1.2 million at closing for the acquisition and may pay up to an additional $1.0 million over the next three years based on achieving certain goals. Southeast Water Systems supplied and installed water treatment chemical equipment to its customers located primarily in Alabama, southern Georgia and the Florida panhandle. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of Southeast Water Systems acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the total $2.2 million purchase price, we allocated $0.4 million to finite-lived intangible assets, primarily customer relationships to be amortized over 10 years, and $0.1 million to property, plant and equipment. The residual amount of $1.7 million was allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.

Acquisitions of C&L Aqua Professionals, Inc. and LC Blending, Inc.: In the fourth quarter of fiscal 2021, we acquired substantially all the assets of C&L Aqua Professionals, Inc. and LC Blending, Inc. (together, "C&L Aqua") under the terms of an asset purchase agreement among us, C&L Aqua and its shareholders. We paid $16 million for the acquisition. C&L Aqua was a water treatment chemical distribution company operating primarily in Louisiana. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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

Acquisition of American Development Corporation of Tennessee, Inc.: In the second quarter of fiscal 2021, we acquired substantially all the assets of American Development Corporation of Tennessee, Inc. (“ADC”) under the terms of an asset purchase agreement among us, ADC and its shareholders. We paid $25 million for the acquisition. ADC was a water treatment chemical distribution company operating primarily in Tennessee, Georgia and Kentucky. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

Note 3 - Revenue

Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the three and six months ended September 26, 2021 and September 27, 2020:

	Three months ended September 26, 2021
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$13,663	$5,242	$30,062	$48,967
Manufactured, blended or repackaged products (2)	68,150	56,373	7,883	132,406
Other	1,355	496	53	1,904
Total external customer sales	$83,168	$62,111	$37,998	$183,277

	Three months ended September 27, 2020
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$9,313	$4,358	$28,953	$42,624
Manufactured, blended or repackaged products (2)	51,155	44,838	8,133	104,126
Other	703	344	4	1,051
Total external customer sales	$61,171	$49,540	$37,090	$147,801

	Six months ended September 26, 2021
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$25,506	$9,795	$61,004	$96,305
Manufactured, blended or repackaged products (2)	140,716	107,601	15,934	264,251
Other	2,796	953	213	3,962
Total external customer sales	$169,018	$118,349	$77,151	$364,518

	Six months ended September 27, 2020
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$18,137	$8,233	$54,898	$81,268
Manufactured, blended or repackaged products (2)	112,997	80,344	14,231	207,572
Other	1,539	677	(83)	2,133
Total external customer sales	$132,673	$89,254	$69,046	$290,973

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

Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Weighted-average common shares outstanding—basic	20,986,542	21,055,782	21,010,422	21,053,022
Dilutive impact of performance units and restricted stock	153,545	189,980	158,387	215,540
Weighted-average common shares outstanding—diluted	21,140,087	21,245,762	21,168,809	21,268,562

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

Our financial assets that are measured at fair value on a recurring basis are assets held in a deferred compensation retirement plan. As of September 26, 2021 and March 28, 2021, the assets held in a deferred compensation retirement plan were classified as other long-term assets on our balance sheet, with the portion of the plan assets expected to be paid within twelve months classified as current assets on our balance sheet. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of September 26, 2021 and March 28, 2021.

 0

(In thousands)		September 26, 2021	March 28, 2021
Assets
Deferred compensation plan assets	Level 1	$7,364	$5,946

Note 6– Assets Held for Sale

Included in assets held for sale as of March 28, 2021 was $0.7 million for an office building in St. Louis, Missouri which was utilized in the administration of our Industrial segment and $0.2 million for a water treatment branch located in Eldridge, Iowa, which has been relocated to another owned facility. Both were sold in the first quarter of fiscal 2022.

Note 7 – Inventories

Inventories at September 26, 2021 and March 28, 2021 consisted of the following:

	September 26, 2021	March 28, 2021
(In thousands)
Inventory (FIFO basis)	$80,682	$69,438
LIFO reserve	(10,344)	(5,574)
Net inventory	$70,338	$63,864

The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $57.0 million at September 26, 2021 and $46.8 million at March 28, 2021. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 8 – Goodwill and Intangible Assets

The carrying amount of goodwill was $72.4 million as of September 26, 2021 and $70.7 million as of March 28, 2021, of which $44.9 million was related to our Health and Nutrition segment, $21.0 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment. The increase in goodwill during the six months ended September 26, 2021 represents goodwill recorded in connection with the acquisition of the assets of Southeast Water Systems, LLC as discussed in Note 2.

A summary of our intangible assets as of September 26, 2021 and March 28, 2021 is as follows:

	September 26, 2021			March 28, 2021
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$100,008	$(29,377)	$70,631	$99,588	$(26,522)	$73,066
Trademarks and trade names	6,210	(4,505)	1,705	6,210	(4,275)	1,935
Other finite-life intangible assets	3,843	(3,740)	103	3,833	(3,693)	140
Total finite-life intangible assets	110,061	(37,622)	72,439	109,631	(34,490)	75,141
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$111,288	$(37,622)	$73,666	$110,858	$(34,490)	$76,368

Note 9 – Debt

Debt at September 26, 2021 and March 28, 2021 consisted of the following:

	September 26, 2021	March 28, 2021

(In thousands)
Senior secured revolving loan	$84,000	$99,000
Less: unamortized debt issuance costs	(202)	(248)
Total debt, net of debt issuance costs	83,798	98,752
Less: current portion of long-term debt	(9,907)	(9,907)
Total long-term debt	$73,891	$88,845
Note 10 – Income Taxes

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 1, 2018 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate was approximately 26% for both the six months ended September 26, 2021 and for the six months ended September 27, 2020. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Note 11 – Leases

Lease Obligations. As of September 26, 2021, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining original lease terms of 1 year to 23 years, some of which include options to extend the lease for up to 10 years.

As of September 26, 2021, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.

Expense for leases less than 12 months was not material for the three and six months ended September 26, 2021 and September 27, 2020. Total lease expense was $0.7 million for both the three months ended September 26, 2021 and September 27, 2020, and was $1.4 million for both the six months ended September 26, 2021 and September 27, 2020.

Other information related to our operating leases was as follows:

	September 26, 2021	March 28, 2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.40	9.73
Weighted average discount rate	2.6%	2.7%

Maturities of lease liabilities as of September 26, 2021 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2022	$866
Fiscal 2023	1,713
Fiscal 2024	1,360
Fiscal 2025	1,305
Fiscal 2026	1,251
Thereafter	6,280
Total	$12,775
Less: Interest	(1,597)
Present value of lease liabilities	$11,178

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

The following table represents the restricted stock activity for the six months ended September 26, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	239,120	$17.94
Granted	111,618	31.74
Vested	(123,002)	17.25
Unvested at end of period	227,736	$25.08

We recorded compensation expense related to performance share units and restricted stock of $0.6 million and $1.2 million for the three and six months ended September 26, 2021, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.5 million and $1.0 million for the three and six months ended September 27, 2020, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of September 26, 2021, there were 9,282 shares of restricted stock with an average grant date fair value of $32.31 outstanding under this program. Compensation expense for both the three months ended September 26, 2021 and September 27, 2020 related to restricted stock awards to the Board was $0.1 million. Compensation expense for both the six months ended September 26, 2021 and September 27, 2020 related to restricted stock awards to the Board was $0.2 million.

Note 13 – Share Repurchase Program

Our Board has authorized the repurchase of up to 1.6 million shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended September 26, 2021, we repurchased 109,009 shares at an aggregate purchase price of $4.0 million. During the six months ended September 26, 2021, we repurchased 209,963 shares at an aggregate purchase price of $7.4 million. During the three and six months ended September 27, 2020, no shares were repurchased. As of September 26, 2021, 341,543 shares remained available to be repurchased under the share repurchase program.

Note 14 – Segment Information

We have three reportable segments: Industrial, Water Treatment, and Health and Nutrition. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 28, 2021.

We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. Other than our Health and Nutrition segment, the segments do not have separate customer service or purchasing functions. We allocate certain corporate expenses to our operating segments. There are no intersegment sales and no operating segments have been aggregated. No single customer’s revenues amounted to 10% or more of our total revenue. Sales are primarily within the United States and all assets are located within the United States.

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended September 26, 2021:
Sales	$83,168	$62,111	$37,998	$183,277
Gross profit	12,564	17,518	7,205	37,287
Selling, general, and administrative expenses	6,456	7,405	3,818	17,679
Operating income	6,108	10,113	3,387	19,608
Three months ended September 27, 2020:
Sales	$61,171	$49,540	$37,090	$147,801
Gross profit	10,436	14,522	7,839	32,797
Selling, general, and administrative expenses	6,429	5,573	4,219	16,221
Operating income	4,007	8,949	3,620	16,576
Six months ended September 26, 2021:
Sales	$169,018	$118,349	$77,151	$364,518
Gross profit	26,818	33,752	15,691	76,261
Selling, general and administrative expenses	12,697	14,467	7,371	34,535
Operating income	14,121	19,285	8,320	41,726
Six months ended September 27, 2020:
Sales	$132,673	$89,254	$69,046	$290,973
Gross profit	22,893	25,861	15,019	63,773
Selling, general and administrative expenses	12,496	10,866	7,897	31,259
Operating income	10,397	14,995	7,122	32,514

No significant changes to identifiable assets by segment occurred during the six months ended September 26, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the six months ended September 26, 2021 as compared to the similar period ended September 27, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 28, 2021.
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

Business Acquisitions

On September 20, 2021, we acquired substantially all the assets of Southeast Water Systems LLC, under the terms of an asset purchase agreement with Southeast Water Systems and its shareholders. Southeast Water Systems supplied and installed water treatment chemical equipment to its customers located primarily in Alabama, southern Georgia and the Florida panhandle. The results of operations since the acquisition date are included in our Water Treatment segment.

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

The aggregate annual revenue from these three acquisitions in the twelve months prior to our acquisitions totaled approximately $26 million.

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

The financial impact of the COVID-19 pandemic to our company has been mixed, and we expect mixed results to continue until conditions normalize following the end of the pandemic.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Six Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(79.7)%	(77.8)%	(79.1)%	(78.1)%
Gross profit	20.3%	22.2%	20.9%	21.9%
Selling, general and administrative expenses	(9.6)%	(11.0)%	(9.5)%	(10.7)%
Operating income	10.7%	11.2%	11.4%	11.2%
Interest expense, net	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Other income	0.1%	0.2%	0.1%	0.3%
Income before income taxes	10.6%	11.2%	11.3%	11.3%
Income tax expense	(2.9)%	(3.0)%	(2.9)%	(3.0)%
Net income	7.7%	8.2%	8.4%	8.3%

Three Months Ended September 26, 2021 Compared to Three Months Ended September 27, 2020

Sales

Sales were $183.3 million for the three months ended September 26, 2021, an increase of $35.5 million, or 24%, from sales of $147.8 million in the same period a year ago.

Industrial Segment. Industrial segment sales increased $22.0 million, or 36%, to $83.2 million for the three months ended September 26, 2021, from sales of $61.2 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 16% of sales dollars in the three months ended September 26, 2021 and 15% in the same period of the prior year. The increase in sales was driven by increased sales of both our bulk products as well as our manufactured, blended and repackaged products, in particular certain of our agricultural and food ingredient products.

Water Treatment Segment. Water Treatment segment sales increased $12.6 million, or 25%, to $62.1 million for the three months ended September 26, 2021, from sales of $49.5 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 8% of sales dollars in the three months ended September 26, 2021 and 9% in the same period of the prior year. Sales increased as a result of increased demand for many of our products, as well as $4.9 million in added sales from the acquisitions of ADC and C&L Aqua in fiscal 2021.

Health & Nutrition Segment. Health and Nutrition segment sales increased $0.9 million, or 2%, to $38.0 million for the three months ended September 26, 2021, from sales of $37.1 million in the same period a year ago. The increase in sales was primarily driven by increased sales of our specialty distributed products largely as a result of continued increased demand for ingredients used in health and immunity products.

Gross Profit

Gross profit increased $4.5 million, or 14%, to $37.3 million, or 20% of sales, for the three months ended September 26, 2021, from $32.8 million, or 22% of sales, for the same period a year ago. During the three months ended September 26, 2021, the LIFO reserve increased, and gross profit decreased, by $3.0 million, primarily due to rising raw material prices. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $0.2 million.

Industrial Segment. Gross profit for the Industrial segment increased $2.2 million, or 20%, to $12.6 million, or 15% of sales, for the three months ended September 26, 2021, from $10.4 million, or 17% of sales, in the same period a year ago. During the three months ended September 26, 2021, the LIFO reserve increased, and gross profit decreased, by $2.3 million, primarily due to rising raw material prices. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $0.2 million. Gross profit increased as a result of the increase in sales, partially offset by the negative impact of the increase in the LIFO reserve. Gross profit as a percentage of sales decreased due to the gross profit impact from the LIFO charge.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $3.0 million, or 21%, to $17.5 million, or 28% of sales, for the three months ended September 26, 2021, from $14.5 million, or 29% of sales, in the same period a year ago. During the three months ended September 26, 2021, the LIFO reserve increased, and gross profit decreased, by $0.7 million. In the same quarter a year ago, the change in the LIFO reserve had a nominal impact on gross profit. Gross profit increased as a result of the increased sales, including the added sales in the acquired businesses of ADC and C&L Aqua.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $0.6 million, or 8%, to $7.2 million, or 19% of sales, for the three months ended September 26, 2021, from $7.8 million, or 21% of sales, for the same period a year ago. While sales were up slightly from a year ago, the decrease in gross profit was a result of product mix changes as well as inventory adjustments of $1.0 million due to increased reserves for excess product on hand, in accordance with our reserve policies.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $1.5 million to $17.7 million, or 10% of sales, for the three months ended September 26, 2021, from $16.2 million, or 11% of sales, for the same period a year ago. Expenses increased in part due to the added costs from the acquired businesses of ADC and C&L Aqua, including $0.3 million of expense for amortization of intangibles, as well as increased variable pay expense.

Operating Income

Operating income increased $3.0 million, or 18%, to $19.6 million, or 11% of sales, for the three months ended September 26, 2021, from $16.6 million, or 11% of sales, for the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $0.3 million for both the three months ended September 26, 2021 and the three months ended September 27, 2020. Additional interest cost as a result of the increase in outstanding borrowings was offset by lower borrowing rates compared to the prior year.

Other Income

Other income of $0.2 million for the current quarter was $0.1 million lower than other income of $0.3 million in the same period a year ago. This represents gains recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain was offset by a similar amount recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate was 27% for the three months ended September 26, 2021, compared to 26% in the same period a year ago. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26-27%.

Six Months Ended September 26, 2021 Compared to Six Months Ended September 27, 2020

Sales

Sales were $364.5 million for the six months ended September 26, 2021, an increase of $73.5 million, or 25%, from sales of $291.0 million in the same period a year ago.

Industrial Segment. Industrial segment sales increased $36.3 million, or 27%, to $169.0 million for the six months ended September 26, 2021, from sales of $132.7 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 15% of sales dollars in the six months ended September 26, 2021 and 14% in the same period of the prior year. The increase in sales was driven by increased sales of both our bulk products as well as our manufactured, blended and repackaged products, in particular certain of our agricultural and food ingredient products.

Water Treatment Segment. Water Treatment segment sales increased $29.0 million, or 33%, to $118.3 million for the six months ended September 26, 2021, from sales of $89.3 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both the six months ended September 26, 2021 and the six months ended September 27, 2020. Sales increased as a result of increased demand for many of our products, as well as $11.7 million in added sales from the acquisitions of ADC and C&L Aqua in fiscal 2021.

Health & Nutrition Segment. Health and Nutrition segment sales increased $8.2 million, or 12%, to $77.2 million for the six months ended September 26, 2021, from sales of $69.0 million in the same period a year ago. The increase in sales was primarily driven by increased sales of our specialty distributed products largely as a result of continued increased demand for ingredients used in health and immunity products.

Gross Profit

Gross profit increased $12.5 million, or 20%, to $76.3 million, or 21% of sales, for the six months ended September 26, 2021, from $63.8 million, or 22% of sales, in the same period a year ago. During the six months ended September 26, 2021, the LIFO reserve increased, and gross profit decreased, by $4.8 million, primarily due to rising raw material costs. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $0.1 million.

Industrial Segment. Gross profit for the Industrial segment increased $3.9 million, or 17%, to $26.8 million, or 16% of sales, for the six months ended September 26, 2021, from $22.9 million, or 17% of sales, in the same period a year ago. During the six months ended September 26, 2021, the LIFO reserve increased, and gross profit decreased, by $3.7 million, primarily due to rising raw material costs. In the same period a year ago, the LIFO reserve decreased, and gross profit increased, by $0.1 million. Gross profit increased as a result of the increase in sales, partially offset by the negative impact of the increase in the LIFO reserve.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $7.9 million, or 31%, to $33.8 million, or 29% of sales, for the six months ended September 26, 2021, from $25.9 million, or 29% of sales, in the same period a year ago. During the six months ended September 26, 2021, the LIFO reserve increased, and gross profit decreased, by $1.1 million. In the same period a year ago, the change in the LIFO reserve had a nominal impact on gross profit. Gross profit increased as a result of the increased sales, including the added sales in the acquired businesses of ADC and C&L Aqua.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $0.7 million, or 4%, to $15.7 million, or 20% of sales, for the six months ended September 26, 2021, from $15.0 million, or 22% of sales, in the same period a year ago. The increase in gross profit was a result of higher sales compared to the prior year.

Selling, General and Administrative Expenses

SG&A expenses increased $3.2 million to $34.5 million, or 9% of sales, for the six months ended September 26, 2021, from $31.3 million, or 11% of sales, in the same period a year ago. Expenses increased primarily due to the added costs from the acquired businesses of ADC and C&L Aqua, including $0.7 million of expense for amortization of intangibles, as well as increased variable pay expense.

Operating Income

Operating income increased $9.2 million, or 28%, to $41.7 million, or 11% of sales, for the six months ended September 26, 2021, from $32.5 million, or 11% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $0.7 million for both the six months ended September 26, 2021 and the six months ended September 27, 2020. Additional interest cost as a result of the increase in outstanding borrowings was offset by lower borrowing rates compared to the prior year.

Other Income

Other income of $0.4 million for the six months ended September 26, 2021 was $0.4million lower than other income of $0.8 million in the same period a year ago. This represents gains recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain was offset by a similar amount recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate was 26% for the six months ended September 26, 2021 and in the same period a year ago. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26-27%.

Liquidity and Capital Resources

Cash was $6.8 million at September 26, 2021, an increase of $3.8 million as compared with the $3.0 million available as of March 28, 2021.

Cash provided by operating activities was $40.1 million for the six months ended September 26, 2021, compared to cash provided by operating activities of $20.1 million in the same period a year ago. The year-over-year increase in cash provided by operating activities was primarily driven by year-over-year changes in uses of working capital, including less cash expended in the first six months of the current year for inventory and accounts payable and improved collections of customer receivables, combined with an increase in net income for the six months ended September 26, 2021 compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow. Typically, our cash requirements increase during the period from April through November as caustic soda inventory levels increase because we receive the majority of barges during this period.

Cash used in investing activities was $7.9 million for the six months ended September 26, 2021, compared to $33.0 million in the same period a year ago. Capital expenditures were $6.9 million for the six months ended September 26, 2021, compared to $8.1 million in the same period a year ago. In the first six months of the prior year, we had larger investments in facility improvements and new and replacement equipment compared to the first six months of the current year due to the timing of capital projects. Also in the first six months of the prior year, we closed on the acquisition of ADC for $25 million in cash.

Cash used in financing activities was $28.4 million for the six months ended September 26, 2021, compared to $11.8 million of cash provided by financing activities in the same period a year ago. Included in financing activities in the first six months of the current year were net debt repayments of $15.0 million, compared to net debt borrowings of $16.0 million in the first six months of the prior year. In addition, we repurchased $7.4 million of shares of our common stock in the first six months of the current fiscal year, compared to no shares repurchased in the same period a year ago.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 1.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the six months ended September 26, 2021, we repurchased 209,963 shares of common stock with an aggregate purchase price of $7.4 million. During the six months ended September 27, 2020, no shares were repurchased. As of September 26, 2021, 341,543 shares remained available to be repurchased under the share repurchase program.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or nine months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At September 26, 2021, the effective interest rate on our borrowings was 1.1%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of September 26, 2021, the unamortized balance of these costs was $0.2 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of September 26, 2021.

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

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 26, 2021. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously announced, our Board has authorized the repurchase of up to 1,600,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended September 26, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
06/28/2021-07/25/2021	—		—	450,552
07/26/2021-08/22/2021	51,811	36.47	51,811	398,741
08/23/2021-09/26/2021	57,198	37.36	57,198	341,543
Total	109,009		109,009

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 26, 2021 filed with the SEC on October 27, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at September 26, 2021 and March 28, 2021, (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 26, 2021 and September 27, 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 26, 2021 and September 27, 2020, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and six months ended September 26, 2021 and September 27, 2020, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended September 26, 2021 and September 27, 2020, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: October 27, 2021