Form 10-Q
period 2021-12-26
HAWKINS INC
filed 2022-02-02
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at January 28, 2022
Common Stock, par value $.01 per share	21,116,457

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 26, 2021	March 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,438	$2,998
Trade accounts receivables, net	102,020	90,603
Inventories	76,242	63,864
Income taxes receivable	811	175
Prepaid expenses and other current assets	6,967	5,367
Total current assets	209,478	163,007
PROPERTY, PLANT, AND EQUIPMENT:	294,264	300,404
Less accumulated depreciation	146,790	155,792
Net property, plant, and equipment	147,474	144,612
OTHER ASSETS:
Right-of-use assets	10,905	11,630
Goodwill	72,917	70,720
Intangible assets, net of accumulated amortization	72,575	76,368
Other	7,795	6,213
Total other assets	164,192	164,931
Total assets	$521,144	$472,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$44,021	$37,313
Accrued payroll and employee benefits	15,848	18,048
Current portion of long-term debt	9,907	9,907
Short-term lease liability	1,673	1,587
Container deposits	1,543	1,452
Other current liabilities	2,543	2,155
Total current liabilities	75,535	70,462
LONG-TERM DEBT, LESS CURRENT PORTION	105,915	88,845
LONG-TERM LEASE LIABILITY	9,397	10,231
PENSION WITHDRAWAL LIABILITY	4,366	4,631
DEFERRED INCOME TAXES	24,445	24,445
DEFERRED COMPENSATION LIABILITY	8,251	7,322
OTHER LONG-TERM LIABILITIES	1,541	1,368
Total liabilities	229,450	207,304
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,858,385 and 20,969,746 shares issued and outstanding as of December 26, 2021 and March 28, 2021, respectively	209	210
Additional paid-in capital	44,723	51,138
Retained earnings	246,762	213,898
Total shareholders’ equity	291,694	265,246
Total liabilities and shareholders’ equity	$521,144	$472,550
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Sales	$187,050	$142,927	$551,568	$433,900
Cost of sales	(153,110)	(114,688)	(441,367)	(341,888)
Gross profit	33,940	28,239	110,201	92,012
Selling, general and administrative expenses	(19,681)	(17,750)	(54,216)	(49,009)
Operating income	14,259	10,489	55,985	43,003
Interest expense, net	(317)	(382)	(995)	(1,101)
Other income	132	478	548	1,282
Income before income taxes	14,074	10,585	55,538	43,184
Income tax expense	(3,870)	(2,664)	(14,573)	(11,285)
Net income	$10,204	$7,921	$40,965	$31,899

Weighted average number of shares outstanding - basic	20,885,232	21,013,836	20,968,692	21,043,042
Weighted average number of shares outstanding - diluted	21,054,603	21,223,310	21,142,515	21,278,744

Basic earnings per share	$0.49	$0.38	$1.95	$1.52
Diluted earnings per share	$0.48	$0.37	$1.94	$1.50

Cash dividends declared per common share	$0.13000	$0.11625	$0.38250	$0.34875
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net income	$10,204	$7,921	$40,965	$31,899
Other comprehensive loss, net of tax:
Unrealized gain on interest rate swap	—	50	—	79
Total comprehensive income	$10,204	$7,971	$40,965	$31,978
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 28, 2021	20,969,746	$210	$51,138	$213,898	$—	$265,246
Cash dividends declared and paid	—	—	—	(2,600)	—	(2,600)
Share-based compensation expense	—	—	799	—	—	799
Vesting of restricted stock	123,002	1	(1)	—	—	—
Shares surrendered for payroll taxes	(45,390)	—	(1,467)	—	—	(1,467)
Shares repurchased	(100,954)	(1)	(3,400)	—	—	(3,401)
Net income	—	—	—	16,628	—	16,628
BALANCE — June 27, 2021	20,946,404	$210	$47,069	$227,926	$—	$275,205
Cash dividends declared and paid	—	—	—	(2,756)	—	(2,756)
Share-based compensation expense	—	—	862	—	—	862
Vesting of restricted stock	11,228	—	—	—	—	—
ESPP shares issued	40,300	—	889	—	—	889
Shares repurchased	(109,009)	(1)	(4,019)	—	—	(4,020)
Net income	—	—	—	14,133	—	14,133
BALANCE — September 26, 2021	20,888,923	$209	$44,801	$239,303	$—	$284,313
Cash dividends declared and paid	—	—	—	(2,745)	—	(2,745)
Share-based compensation expense	—	—	1,046	—	—	1,046
Shares repurchased	(30,538)	—	(1,124)	—	—	(1,124)
Net income	—	—	—	10,204	—	10,204
BALANCE — December 26, 2021	20,858,385	$209	$44,723	$246,762	$—	$291,694

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2020	21,024,458	$211	$50,405	$182,947	$(79)	$233,484
Cash dividends declared and paid	—	—	—	(2,479)	—	(2,479)
Share-based compensation expense	—	—	700	—	—	700
Vesting of restricted stock	10,526	—	—	—	—	—
Shares surrendered for payroll taxes	(3,314)	—	(54)	—	—	(54)
Other comprehensive loss, net of tax	—	—	—	—	(10)	(10)
Net income	—	—	—	11,788	—	11,788
BALANCE — June 28, 2020	21,031,670	$211	$51,051	$192,256	$(89)	$243,429
Cash dividends declared and paid	—	—	—	(2,480)	—	(2,480)
Share-based compensation expense	—	—	686	—	—	686
Vesting of restricted stock	16,016	—	—	—	—	—
ESPP shares issued	42,720	—	773	—	—	773
Other comprehensive income, net of tax	—	—	—	—	39	39
Net income	—	—	—	12,190	—	12,190
BALANCE — September 27, 2020	21,090,406	$211	$52,510	$201,966	$(50)	$254,637
Cash dividends declared and paid	—	—	—	(2,471)	—	(2,471)
Share-based compensation expense	—	—	918	—	—	918
Shares repurchased	(166,088)	(2)	(4,138)	—	—	(4,140)
Other comprehensive income, net of tax	—	—	—	—	50	50
Net income	—	—	—	7,921	$—	7,921
BALANCE — December 27, 2020	20,924,318	$209	$49,290	$207,416	$—	$256,915
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 26, 2021	December 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,965	$31,899
Reconciliation to cash flows:
Depreciation and amortization	17,859	16,735
Operating leases	1,416	1,419
Gain on deferred compensation assets	(548)	(1,282)
Stock compensation expense	2,707	2,303
Other	379	170
Changes in operating accounts providing (using) cash:
Trade receivables	(10,847)	(8,121)
Inventories	(12,311)	(9,431)
Accounts payable	6,094	(3,569)
Accrued liabilities	(1,589)	1,160
Lease liabilities	(1,431)	(1,363)
Income taxes	(635)	(1,006)
Other	(3,350)	(2,308)
Net cash provided by operating activities	38,709	26,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(15,700)	(13,200)
Acquisitions	(2,575)	(35,017)
Other	230	154
Net cash used in investing activities	(18,045)	(48,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(8,101)	(7,430)
New shares issued	889	773
Payroll taxes paid in exchange for shares withheld	(1,467)	(54)
Shares repurchased	(8,545)	(4,140)
Payments on revolving loan	(15,000)	(24,000)
Proceeds from revolving loan borrowings	32,000	60,000
Net cash (used in) provided by financing activities	(224)	25,149
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,440	3,692
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,998	4,277
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,438	$7,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$15,208	$12,345
Cash paid for interest	$746	$893
Noncash investing activities - capital expenditures in accounts payable	$1,018	$790
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2021, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended December 26, 2021 are not necessarily indicative of the results that may be expected for the full year.
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

Note 2 — Acquisitions
Acquisition of Water and Waste Specialties, Inc.: On October 29, 2021, we acquired substantially all the assets of Water and Waste Specialties, Inc., under the terms of a purchase agreement with Water and Waste Specialties and its shareholders. We paid $1.4 million at closing for the acquisition. Water and Waste Specialties was a water treatment chemical distribution company operating primarily in Alabama. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of Water and Waste Specialties acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the total $1.4 million purchase price, we allocated $0.5 million to finite-lived intangible assets, primarily customer relationships to be amortized over 11 years, and $0.4 million to property, plant and equipment. The residual amount of $0.5 million was allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.

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
The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of Southeast Water Systems acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the total $2.2 million purchase price, which includes a contingent consideration liability of $1.0 million, we allocated $0.4 million to finite-lived intangible assets, primarily customer relationships to be amortized over 10 years, and $0.1 million to property, plant and equipment. The residual amount of $1.7 million was allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.
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

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the three and nine months ended December 26, 2021 and December 27, 2020:

	Three months ended December 26, 2021
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$15,659	$4,689	$29,082	$49,430
Manufactured, blended or repackaged products (2)	82,905	44,241	7,750	134,896
Other	1,990	826	(92)	2,724
Total external customer sales	$100,554	$49,756	$36,740	$187,050

	Three months ended December 27, 2020
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$10,174	$3,896	$27,695	$41,765
Manufactured, blended or repackaged products (2)	53,343	35,129	11,577	100,049
Other	839	273	1	1,113
Total external customer sales	$64,356	$39,298	$39,273	$142,927

	Nine months ended December 26, 2021
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$41,165	$14,484	$90,086	$145,735
Manufactured, blended or repackaged products (2)	223,621	151,842	23,684	399,147
Other	4,786	1,779	121	6,686
Total external customer sales	$269,572	$168,105	$113,891	$551,568

	Nine months ended December 27, 2020
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Bulk / Distributed specialty products (1)	$28,311	$12,129	$82,593	$123,033
Manufactured, blended or repackaged products (2)	166,340	115,473	25,808	307,621
Other	2,378	950	(82)	3,246
Total external customer sales	$197,029	$128,552	$108,319	$433,900

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
Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Weighted-average common shares outstanding—basic	20,885,232	21,013,836	20,968,692	21,043,042
Dilutive impact of performance units and restricted stock	169,371	209,474	173,823	235,702
Weighted-average common shares outstanding—diluted	21,054,603	21,223,310	21,142,515	21,278,744
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

Our financial assets that are measured at fair value on a recurring basis are assets held in a deferred compensation retirement plan. As of December 26, 2021 and March 28, 2021, the assets held in a deferred compensation retirement plan were classified as other long-term assets on our balance sheet, with the portion of the plan assets expected to be paid within twelve months classified as current assets on our balance sheet. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.
Our financial liability that is measured at fair value on a recurring basis consists of a contingent earnout liability in connection with our acquisition of Southeast Water Systems LLC. The contingent earnout liability was classified as other long-term liabilities on our balance sheet, with the portion of the contingent earnout liability expected to be paid within 12 months classified as current liabilities on our balance sheet.
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of December 26, 2021 and March 28, 2021.

 0

(In thousands)		December 26, 2021	March 28, 2021
Assets
Deferred compensation plan assets	Level 1	$7,496	$5,946
Liabilities
Contingent consideration liability	Level 3	$970	$—

Note 6– Assets Held for Sale
Included in assets held for sale as of March 28, 2021 was $0.7 million for an office building in St. Louis, Missouri which was utilized in the administration of our Industrial segment and $0.2 million for a former water treatment branch located in Eldridge, Iowa, which has been relocated to another owned facility. Both were sold in the first quarter of fiscal 2022. These amounts were recorded as assets held for sale within prepaid expenses and other current assets on our balance sheet.

Note 7 – Inventories
Inventories at December 26, 2021 and March 28, 2021 consisted of the following:

	December 26, 2021	March 28, 2021
(In thousands)
Inventory (FIFO basis)	$89,442	$69,438
LIFO reserve	(13,200)	(5,574)
Net inventory	$76,242	$63,864
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $64.3 million at December 26, 2021 and $46.8 million at March 28, 2021. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 8 – Goodwill and Intangible Assets
The carrying amount of goodwill was $72.9 million as of December 26, 2021 and $70.7 million as of March 28, 2021, of which $44.9 million was related to our Health and Nutrition segment, $21.5 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment. The increase in goodwill during the nine months ended December 26, 2021 represents goodwill recorded in connection with the acquisitions of the assets of Southeast Water Systems and Water and Waste Specialties as discussed in Note 2.
A summary of our intangible assets as of December 26, 2021 and March 28, 2021 is as follows:

	December 26, 2021			March 28, 2021
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$100,484	$(30,823)	$69,661	$99,588	$(26,522)	$73,066
Trademarks and trade names	6,210	(4,606)	1,604	6,210	(4,275)	1,935
Other finite-life intangible assets	3,849	(3,766)	83	3,833	(3,693)	140
Total finite-life intangible assets	110,543	(39,195)	71,348	109,631	(34,490)	75,141
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$111,770	$(39,195)	$72,575	$110,858	$(34,490)	$76,368

Note 9 – Debt
Debt at December 26, 2021 and March 28, 2021 consisted of the following:

	December 26, 2021	March 28, 2021

(In thousands)
Senior secured revolving loan	$116,000	$99,000
Less: unamortized debt issuance costs	(178)	(248)
Total debt, net of debt issuance costs	115,822	98,752
Less: current portion of long-term debt	(9,907)	(9,907)
Total long-term debt	$105,915	$88,845
We were in compliance with all covenants of the Credit Agreement as of December 26, 2021.

Note 10 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 1, 2018 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective tax rate was approximately 26% for both the nine months ended December 26, 2021 and for the nine months ended December 27, 2020. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Note 11 – Leases
Lease Obligations. As of December 26, 2021, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining original lease terms of 1 year to 23 years, some of which include options to extend the lease for up to 10 years.
As of December 26, 2021, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.
Expense for leases less than 12 months was not material for the three and nine months ended December 26, 2021 and December 27, 2020. Total lease expense was $0.7 million for both the three months ended December 26, 2021 and December 27, 2020, and was $2.1 million for both the nine months ended December 26, 2021 and December 27, 2020.

Other information related to our operating leases was as follows:

	December 26, 2021	March 28, 2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)	9.16	9.73
Weighted average discount rate	2.6%	2.7%

Maturities of lease liabilities as of December 26, 2021 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2022	$443
Fiscal 2023	1,764
Fiscal 2024	1,411
Fiscal 2025	1,356
Fiscal 2026	1,297
Thereafter	6,335
Total	$12,606
Less: Interest	(1,536)
Present value of lease liabilities	$11,070

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

The following table represents the restricted stock activity for the nine months ended December 26, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	239,120	$17.94
Granted	111,618	31.74
Vested	(123,002)	17.25
Unvested at end of period	227,736	$25.08
We recorded compensation expense related to performance share units and restricted stock of $0.8 million and $2.0 million for the three and nine months ended December 26, 2021, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.7 million and $1.6 million for the three and nine months ended December 27, 2020, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of December 26, 2021, there were 10,287 shares of restricted stock with an average grant date fair value of $32.80 outstanding under this program. Compensation expense for both the three months ended December 26, 2021 and December 27, 2020 related to restricted stock awards to the Board was $0.1 million. Compensation expense for both the nine months ended December 26, 2021 and December 27, 2020 related to restricted stock awards to the Board was $0.2 million.

Note 13 – Share Repurchase Program
Our Board has authorized the repurchase of up to 1.6 million shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended December 26, 2021, we repurchased 30,538 shares at an aggregate purchase price of $1.1 million. During the nine months ended December 26, 2021, we repurchased 240,501 shares at an aggregate purchase price of $8.5 million. During the three and nine months ended December 27, 2020, we repurchased 166,088 shares at an aggregate purchase price of $4.1 million. As of December 26, 2021, 311,005 shares remained available to be repurchased under the share repurchase program.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended December 26, 2021:
Sales	$100,554	$49,756	$36,740	$187,050
Gross profit	15,303	11,103	7,534	33,940
Selling, general, and administrative expenses	7,367	8,254	4,060	19,681
Operating income	7,936	2,849	3,474	14,259
Three months ended December 27, 2020:
Sales	$64,356	$39,298	$39,273	$142,927
Gross profit	9,207	10,027	9,005	28,239
Selling, general, and administrative expenses	6,978	6,788	3,984	17,750
Operating income	2,229	3,239	5,021	10,489
Nine months ended December 26, 2021:
Sales	$269,572	$168,105	$113,891	$551,568
Gross profit	42,121	44,855	23,225	110,201
Selling, general and administrative expenses	20,064	22,721	11,431	54,216
Operating income	22,057	22,134	11,794	55,985
Nine months ended December 27, 2020:
Sales	$197,029	$128,552	$108,319	$433,900
Gross profit	32,100	35,888	24,024	92,012
Selling, general and administrative expenses	19,474	17,654	11,881	49,009
Operating income	12,626	18,234	12,143	43,003

No significant changes to identifiable assets by segment occurred during the nine months ended December 26, 2021.

Note 15 – Subsequent Events
On December 30, 2021, we acquired substantially all the assets of NAPCO Chemical Company, Inc. and its affiliates ("NAPCO") for $18.5 million, subject to a working capital adjustment, under the terms of an asset purchase agreement among us, NAPCO and certain other parties thereto. NAPCO manufactures and distributes water treatment chemicals from three locations in Texas. The results of operations and the assets, including the goodwill associated with this acquisition, will be included as part of our Water Treatment segment from the date of acquisition forward. The purchase accounting for this acquisition has not yet been completed.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the nine months ended December 26, 2021 as compared to the similar period ended December 27, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 28, 2021.
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

Business Acquisitions

On December 30, 2021, after the end of our third quarter, we acquired substantially all the assets of NAPCO Chemical Company, Inc. and its affiliates ("NAPCO") under the terms of an asset purchase agreement among us, NAPCO and certain other parties thereto. NAPCO manufactures and distributes water treatment chemicals from three locations in Texas. The results of operations beginning at the date of acquisition will be included as part of our Water Treatment segment from the date of acquisition forward.

On October 29, 2021, we acquired substantially all the assets of Water and Waste Specialties, LLC, under the terms of an asset purchase agreement with Water and Waste Specialties and its shareholders. Water and Waste Specialties was a water treatment chemical distribution company operating primarily in Alabama. The results of operations since the acquisition date are included in our Water Treatment segment.

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

The aggregate annual revenue of the three businesses acquired in the current fiscal year totaled approximately $17 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

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

During this public health crisis, we remained focused on the health and safety of our employees, customers and suppliers and maintaining safe and reliable operations of our manufacturing sites. As our operations and products are essential to critical national infrastructure, it is imperative that we continue to supply materials including the products needed to maintain safe drinking water, ingredients essential for large-scale food, pharmaceutical and other health product manufacturing and nutrition products needed to support our country's critical infrastructure.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Nine Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(81.9)%	(80.2)%	(80.0)%	(78.8)%
Gross profit	18.1%	19.8%	20.0%	21.2%
Selling, general and administrative expenses	(10.5)%	(12.4)%	(9.8)%	(11.3)%
Operating income	7.6%	7.4%	10.2%	9.9%
Interest expense, net	(0.2)%	(0.3)%	(0.2)%	(0.3)%
Other income	0.1%	0.3%	0.1%	0.3%
Income before income taxes	7.5%	7.4%	10.1%	9.9%
Income tax expense	(2.1)%	(1.9)%	(2.6)%	(2.6)%
Net income	5.4%	5.5%	7.5%	7.3%

Three Months Ended December 26, 2021 Compared to Three Months Ended December 27, 2020

Sales

Sales were $187.1 million for the three months ended December 26, 2021, an increase of $44.2 million, or 31%, from sales of $142.9 million in the same period a year ago.

Industrial Segment. Industrial segment sales increased $36.2 million, or 56%, to $100.6 million for the three months ended December 26, 2021, from sales of $64.4 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 16% of sales dollars in both the three months ended December 26, 2021 and the same period of the prior year. The increase in Industrial segment sales was driven primarily by increased sales volumes of both our bulk and our manufactured, blended and repackaged products. The increase included sales of certain of our agricultural products lines due in large part due to both favorable crop prices and early purchases as customers anticipated additional price increases later in the season. Sales also increased due to increased selling prices driven by higher costs on many of our raw materials.

Water Treatment Segment. Water Treatment segment sales increased $10.5 million, or 27%, to $49.8 million for the three months ended December 26, 2021, from sales of $39.3 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in the three months ended December 26, 2021 and 10% in the same period of the prior year. Sales increased as a result of increased demand for many of our products, as well as $3.1 million in added sales from acquired businesses.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $2.6 million, or 7%, to $36.7 million for the three months ended December 26, 2021, from sales of $39.3 million in the same period a year ago. The decrease in sales was primarily driven by decreased sales of our manufactured products when compared to strong demand for those products in the prior year, partially offset by an increase in sales of our specialty distributed products.

Gross Profit

Gross profit increased $5.7 million, or 20%, to $33.9 million, or 18% of sales, for the three months ended December 26, 2021, from $28.2 million, or 20% of sales, for the same period a year ago. During the three months ended December 26, 2021, the LIFO reserve increased, and gross profit decreased, by $2.9 million, primarily due to rising raw material prices. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $0.1 million.

Industrial Segment. Gross profit for the Industrial segment increased $6.1 million, or 66%, to $15.3 million, or 15% of sales, for the three months ended December 26, 2021, from $9.2 million, or 14% of sales, in the same period a year ago. During the three months ended December 26, 2021, the LIFO reserve increased, and gross profit decreased, by $2.2 million, primarily due to rising raw material prices. In the same quarter a year ago, the change in the LIFO reserve had a nominal impact on gross profit. Gross profit increased as a result of the increase in sales, partially offset by the negative impact of the increase in the LIFO reserve.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.1 million, or 11%, to $11.1 million, or 22% of sales, for the three months ended December 26, 2021, from $10.0 million, or 26% of sales, in the same period a year ago. During the three months ended December 26, 2021, the LIFO reserve increased, and gross profit decreased, by $0.6 million. In the same quarter a year ago, the change in the LIFO reserve had a nominal impact on gross profit. Gross profit increased as a result of the increase in sales, including the added sales from the acquired businesses, partially offset by the negative $0.6 million year-over-year impact of the increase in the LIFO reserve. Gross profit as a percentage of sales declined in part due to rising raw material costs and our inability in some cases to pass cost increases on to customers with contracts in place.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $1.5 million, or 16%, to $7.5 million, or 21% of sales, for the three months ended December 26, 2021, from $9.0 million, or 23% of sales, for the same period a year ago. The decrease in gross profit was a result of the year-over-year decline in sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $1.9 million to $19.7 million, or 11% of sales, for the three months ended December 26, 2021, from $17.8 million, or 12% of sales, for the same period a year ago. Expenses increased in part due to the added costs from the acquired businesses in our Water Treatment segment, including $0.1 million of expense for amortization of intangibles, as well as increased variable pay expense and increased travel expense. Increased expenses were partially offset by a year-over-year decrease of $0.4 million due to lower compensation expense relating to the non-qualified deferred compensation plan liability which is offset in other income as described below.

Operating Income

Operating income increased $3.8 million, or 36%, to $14.3 million, or 8% of sales, for the three months ended December 26, 2021, from $10.5 million, or 7% of sales, for the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $0.3 million for the three months ended December 26, 2021 and $0.4 million the three months ended December 27, 2020. Additional interest cost as a result of the increase in outstanding borrowings was more than offset by lower borrowing rates compared to the prior year.

Other Income

Other income was $0.1 million for the three months ended December 26, 2021 and $0.5 million in the same period a year ago. This represents gains recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain was offset by a similar amount recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate was 27% for the three months ended December 26, 2021, compared to 25% in the same period a year ago. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26-27%.

Nine Months Ended December 26, 2021 Compared to Nine Months Ended December 27, 2020

Sales

Sales were $551.6 million for the nine months ended December 26, 2021, an increase of $117.7 million, or 27%, from sales of $433.9 million in the same period a year ago.

Industrial Segment. Industrial segment sales increased $72.6 million, or 37%, to $269.6 million for the nine months ended December 26, 2021, from sales of $197.0 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 15% of sales dollars in the nine months ended December 26, 2021 and 14% in the same period of the prior year. The increase in Industrial segment sales was driven primarily by increased sales volumes of both our bulk and our manufactured, blended and repackaged products. The increase included sales of certain of our agricultural products lines due in large part due to both favorable crop prices and early purchases as customers anticipated additional price increases later in the season. Sales also increased due to increased selling prices driven by higher costs on many of our raw materials.

Water Treatment Segment. Water Treatment segment sales increased $39.6 million, or 31%, to $168.1 million for the nine months ended December 26, 2021, from sales of $128.6 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both the nine months ended December 26, 2021 and the same period in the prior year. Sales increased as a result of increased demand for many of our products, as well as $14.7 million in added sales from acquired businesses.

Health & Nutrition Segment. Health and Nutrition segment sales increased $5.6 million, or 5%, to $113.9 million for the nine months ended December 26, 2021, from sales of $108.3 million in the same period a year ago. The increase in sales was driven by increased sales of our specialty distributed products partially offset by the decrease in sales of our manufactured products when compared to the strong demand for those products in the prior year.

Gross Profit

Gross profit increased $18.2 million, or 20%, to $110.2 million, or 20% of sales, for the nine months ended December 26, 2021, from $92.0 million, or 20% of sales, in the same period a year ago. During the nine months ended December 26, 2021, the LIFO reserve increased, and gross profit decreased, by $7.6 million, primarily due to rising raw material costs. In the same period a year ago, the LIFO reserve decreased, and gross profit increased, by $0.1 million.

Industrial Segment. Gross profit for the Industrial segment increased $10.0 million, or 31%, to $42.1 million, or 16% of sales, for the nine months ended December 26, 2021, from $32.1 million, or 16% of sales, in the same period a year ago. During the nine months ended December 26, 2021, the LIFO reserve increased, and gross profit decreased, by $5.9 million, primarily due to rising raw material costs. In the same period a year ago, the LIFO reserve decreased, and gross profit increased, by $0.1 million. Gross profit increased as a result of the increase in sales, partially offset by the negative impact resulting from the increase in the LIFO reserve.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $9.0 million, or 25%, to $44.9 million, or 27% of sales, for the nine months ended December 26, 2021, from $35.9 million, or 28% of sales, in the same period a year ago. During the nine months ended December 26, 2021, the LIFO reserve increased, and gross profit decreased, by $1.7 million. In the same period a year ago, the change in the LIFO reserve had a nominal impact on gross profit. Gross profit increased as a result of the increase in sales, including the added sales from the acquired businesses.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $0.8 million, or 3%, to $23.2 million, or 20% of sales, for the nine months ended December 26, 2021, from $24.0 million, or 22% of sales, in the same period a year ago. The decrease in gross profit was a result of product mix changes as well as inventory adjustments of approximately $1.0 million due to increased reserves for excess product on hand, in accordance with our reserve policies.

Selling, General and Administrative Expenses

SG&A expenses increased $5.2 million to $54.2 million, or 10% of sales, for the nine months ended December 26, 2021, from $49.0 million, or 11% of sales, in the same period a year ago. Expenses increased in part due to the added costs from the acquired businesses in our Water Treatment segment, including $0.7 million of expense for amortization of intangibles, as well as increased variable pay expense and increased travel expense. Increased expenses were partially offset by a year-over-year decrease of $0.8 million due to lower compensation expense relating to the non-qualified deferred compensation plan liability which is offset in other income as described below.

Operating Income

Operating income increased $13.0 million, or 30%, to $56.0 million, or 10% of sales, for the nine months ended December 26, 2021, from $43.0 million, or 10% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $1.0 million for the nine months ended December 26, 2021 and $1.1 million the nine months ended December 27, 2020. Additional interest cost as a result of the increase in outstanding borrowings was more than offset by lower borrowing rates compared to the prior year.

Other Income

Other income was $0.5 million for the nine months ended December 26, 2021 and $1.3 million in the same period a year ago. This represents gains recorded on investments held for our non-qualified deferred compensation plan. The amount recorded as a gain was offset by a similar amount recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate was 26% for both the nine months ended December 26, 2021 and in the same period a year ago. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26-27%.

Liquidity and Capital Resources

Cash was $23.4 million at December 26, 2021, an increase of $20.4 million as compared with the $3.0 million available as of March 28, 2021. Generally we expect cash to be lower at the end of a quarter as debt is paid down, but due to the NAPCO acquisition closing occurring within a few days after quarter end the funds were borrowed within the quarter.

Cash provided by operating activities was $38.7 million for the nine months ended December 26, 2021, compared to cash provided by operating activities of $26.6 million in the same period a year ago. The year-over-year increase in cash provided by operating activities was primarily driven by an increase in net income combined with year-over-year changes in uses of working capital, including less cash expended in the first nine months of the current year for accounts payable, partially offset by an increase in inventory and customer receivables for the nine months ended December 26, 2021 compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.

Cash used in investing activities was $18.0 million for the nine months ended December 26, 2021, compared to $48.1 million in the same period a year ago. Capital expenditures were $15.7 million for the nine months ended December 26, 2021, compared to $13.2 million in the same period a year ago. In the first nine months of the current year, we had larger investments in containers and replacement equipment compared to the first nine months of the prior year. Acquisition spending was $2.6 million in the current year compared to $35.0 million in the same period of the prior year.

Cash used in financing activities was $0.2 million for the nine months ended December 26, 2021, compared to $25.1 million of cash provided by financing activities in the same period a year ago. Included in financing activities in the first nine months of the current year were net debt proceeds of $17.0 million, compared to net debt proceeds of $36.0 million in the first nine months of the prior year. In addition, we repurchased $8.5 million of shares of our common stock in the first nine months of the current fiscal year, compared to $4.1 million shares repurchased in the same period a year ago.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 1.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the nine months ended December 26, 2021, we repurchased 240,501 shares of common stock with an aggregate purchase price of $8.5 million. During the nine months ended December 27, 2020, 166,088 shares were repurchased with an aggregate purchase price of $4.1 million. As of December 26, 2021, 311,005 shares remained available to be repurchased under the share repurchase program.
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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) LIBOR for an interest period of one, two, three or nine months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month LIBOR for U.S. dollars plus 1.0%. The LIBOR margin is between 0.85% - 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% - 0.35%, depending on our leverage ratio. In the event that the ICE Benchmark Administration (or any person that takes over administration of such rate) determines that LIBOR is no longer available, including as a result of the intended phase out of LIBOR by the end of 2021, our Revolving Loan Facility provides for an alternative rate of interest to be jointly determined by us and U.S. Bank, as administrative agent, that gives due consideration to the then prevailing market convention for determining a rate of interest for syndicated loans in the United States. Once such successor rate has been approved by us and U.S. Bank, the Revolving Credit Loan Facility would be amended to use such successor rate without any further action or consent of any other lender, so long as the administrative agent does not receive any objection from any other lender. At December 26, 2021, the effective interest rate on our borrowings was 0.9%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% - 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of December 26, 2021, the unamortized balance of these costs was $0.2 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of December 26, 2021.

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

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 26, 2021. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously announced, our Board has authorized the repurchase of up to 1,600,000 shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended December 26, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
09/27/2021-10/24/2021	—		—	341,543
10/25/2021-11/21/2021	—		—	341,543
11/22/2021-12/26/2021	30,538	36.83	30,538	311,005
Total	30,538		30,538

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 26, 2021 filed with the SEC on February 2, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at December 26, 2021 and March 28, 2021, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 26, 2021 and December 27, 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 26, 2021 and December 27, 2020, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and nine months ended December 26, 2021 and December 27, 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 26, 2021 and December 27, 2020, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: February 2, 2022