Form 10-K
period 2022-04-03
HAWKINS INC
filed 2022-05-18
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	April 3, 2022
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 26, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $706.8 million based upon the closing sale price for the Registrant’s common shares on that date as reported by The Nasdaq Stock Market LLC, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 13, 2022, the Registrant had 21,078,132 shares of common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the annual meeting of shareholders to be held August 3, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to "fiscal 2023" means our fiscal year ending April 2, 2023, “fiscal 2022” means our fiscal year ended April 3, 2022, “fiscal 2021” means our fiscal year ended March 28, 2021, “fiscal 2020” means our fiscal year ended March 29, 2020, and “fiscal 2019” means our fiscal year ended March 31, 2019.
ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended April 3, 2022

iii

PART I

ITEM 1. BUSINESS

We are a leading specialty chemical and ingredients company that formulates, distributes, blends and manufactures products for our Industrial, Water Treatment and Health and Nutrition customers. We believe that we create value for our customers through superb service and support, quality products, personalized applications and trustworthy, creative employees.

We conduct our business in three segments: Industrial, Water Treatment, and Health and Nutrition.

Industrial Segment.  Our Industrial Group specializes in providing industrial chemicals, products and services to industries such as agriculture, chemical processing, electronics, energy, food, pharmaceutical and plating. This group’s principal products are acids, alkalis and food-grade and pharmaceutical salts and ingredients.

The Industrial Group:

•Manufactures sodium hypochlorite (bleach), agricultural products and certain food-grade and pharmaceutical products, including liquid phosphates, lactates and other blended products;

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

Water Treatment Segment.  Our Water Treatment Group specializes in providing chemicals, products, equipment, services and solutions for potable water, municipal and industrial wastewater, industrial process water, non-residential swimming pool water and agricultural water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

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

The Water Treatment group operates out of 37 warehouses supplying products and services to customers primarily in the central United States, and along the south from Florida to Texas. In fiscal 2022, we added four locations, all by acquisition. We expect to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

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

Customer Concentration.  In fiscal 2022, none of our customers accounted for 10% or more of our total sales.

Competition.  We operate in a competitive industry and compete with many producers, distributors and sales agents offering products equivalent to substantially all of the products we offer. Many of our competitors are larger than we are and may have greater financial resources, although no one competitor is dominant in all of the markets we serve. We compete by offering quality products with outstanding customer service at competitive prices coupled with value-added services or product formulation where needed. Because of our long-standing relationships with many of our suppliers, we are often able to leverage those relationships to obtain products when supplies are limited or to obtain competitive pricing.

Working Capital. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from March through November as caustic soda inventory levels increase with most of our barges received during this period.

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

In addition, we operate a fleet of more than 200 commercial vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the U.S. Department of Transportation (“DOT”). The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our agricultural, food, pharmaceutical, pesticide and health and nutrition products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the Food and Drug Administration (the “FDA”), the Environmental Protection Agency, the United States Department of Agriculture and the Federal Trade Commission, and we are also subject to similar regulators in other countries. In particular, the FDA’s current good manufacturing practices (“GMPs”) describe policies and procedures designed to ensure that nutraceuticals, pharmaceuticals and dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled and cover the manufacturing, packaging, labeling and storing of supplements, with requirements for quality control, design and construction of manufacturing plants, testing of ingredients and final products, record keeping, and complaints processes.

Further information related to government regulation applicable to our business is included in this Annual Report on Form 10-K, in Part I, Item 1A - Risk Factors.

Human Capital. Our team is a key to our success and we are committed to creating a workplace that attracts top talent, develops leaders and drives performance on behalf of our customers and shareholders.

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

We have ensured the safety of our employees and our customers during the COVID-19 pandemic by implementing contingency and continuity plans to respond quickly and appropriately to identified risks, safe work practices in accordance with the guidance provided by the US Centers for Disease Control and Prevention ("CDC"). Through communication, enhanced resources and leadership, we were able to support our employees, serve our customers and keep our facilities operating and safe during the pandemic.

We strive to provide employees with competitive wages commensurate with their skill levels, experience, knowledge and the regional market. Full-time employees are eligible for health, dental and vision insurance, paid and unpaid leaves, 401(K) plan, retirement plans, life and disability/accident coverage and our employee assistance program.

As of April 3, 2022, we had 813 employees across the United States, of which 807 were full-time employees,. Approximately 38% of our employees were female or racially and ethnically diverse, and approximately 10% were covered by a collective bargaining agreement. Of the eight members of our Board of Directors, two are female, six are male, one is Asian American and seven are white.

Available Information.  Our Internet address is www.hawkinsinc.com. We have made available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding our company at http://www.sec.gov.

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

The repackaging, blending, mixing and distribution of products by us, including chemical products and products used in food or food ingredients or with medical, pharmaceutical or dietary supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity, including, without limitation, claims for exposure to our products, spills or release of our products, personal injuries, food-related claims and property damage or environmental claims. A product liability claim, judgment or recall against our customers could also result in substantial and unexpected expenditures for us, affect consumer confidence in our products and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that the type or level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our business, financial condition and results of operations.

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

Adverse publicity or negative public perception regarding particular ingredients or products or the dietary supplement industry in general could adversely affect the financial performance of those portions of our business.

Purchasing decisions made by consumers of products that contain our ingredients may be affected by adverse publicity or negative public perception regarding particular ingredients or products or the dietary supplement industry in general. This negative public perception may include publicity regarding the risks, efficacy, legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of products that contain our ingredients as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to dietary supplements or food ingredients may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to adequately protect critical data and technology systems could materially affect our operations.

Information technology system failures, network disruptions and breaches of data security due to internal or external factors including phishing or cyber-attacks could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information or damage to our reputation. While we have taken steps to address these concerns by implementing network security and internal control measures, including employee training, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and disaster recovery and incident response plans, our employees, systems, networks, products, facilities and services remain vulnerable to phishing attacks and cyber-assault, and, as such, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our business, financial condition, operating results or cash flows.

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

The prices we pay for our principal chemical raw materials generally lag the market prices of the underlying raw material. The cost of inventory we have on hand, particularly inventories of our bulk commodity chemicals where we have significant volumes stored at our facilities, generally will lag the current market pricing of such inventory. The pricing within our supply contracts generally adjusts quarterly or monthly. While we attempt to maintain competitive pricing and stable margin dollars, the potential variance in our cost of inventory from the current market pricing can cause significant volatility in our margins realized. We do not engage in futures or other derivatives contracts to hedge against fluctuations in future prices. We may enter into sales contracts where the selling prices for our products are fixed for a period of time, exposing us to volatility in raw materials prices that we acquire on a spot market or short-term contractual basis. We attempt to pass commodity pricing changes to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our profit margins.

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

OPERATIONAL RISKS

Disruptions within our supply chain have negatively impacted, and could continue to negatively impact, our production, financial condition and results of operations.

We have been, and could continue to be, adversely affected by disruptions within our supply chain and transportation network. The raw materials we need are transported by truck, rail, barge or ship by third-party providers. The costs of transporting our products or necessary raw materials could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, extreme weather events, tariffs, rising fuel costs and capacity constraints. Recently, the unprecedented congestion in ocean shipping has, and will continue to, adversely impact the reliability of our imported raw materials, and transport driver shortages have caused extended lead times for domestic shipments. In addition, rail shipments have become increasingly unreliable, with significant delays in service and increased costs. Significant delays or increased costs relating to transportation could materially affect our financial condition and results of operations.

Similar supply chain issues have impacted and could continue to impact both our suppliers and our customers. The supply of our necessary raw materials could be interrupted due to shortages of raw materials, effects of economic, political or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, natural disasters, outbreaks of disease, information system disruptions or other reasons beyond our control. Similar disruptions at our customers could reduce demand for our products, reducing our sales and profitability. Product shortages or delays in deliveries, along with other factors such as price inflation and higher transportation costs, have also resulted in price increases from our suppliers. We may be unable to pass these price increases on to our customers, which could erode our profit margins. These supply chain constraints, increased product costs and inflationary pressures could continue or escalate in the future, which would have an adverse impact on our business and results of operations.

We are highly dependent upon transportation infrastructure to ship and receive our products and delays in these shipments could adversely affect our results of operations.

Although we maintain a number of owned trucks and trailers, we rely heavily upon transportation provided by third parties (including common carriers, barge companies, rail companies and trans-ocean cargo companies) to deliver products to us and to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner, or at all, in certain circumstances, or at economically attractive rates. Disruptions in transportation are common, are often out of our control, and can happen suddenly and without warning. Rail limitations, such as limitations in rail capacity, availability of railcars, workforce shortages and adverse weather conditions have disrupted or delayed rail shipments in the past and could do so in the future. Barge shipments are delayed or impossible under certain circumstances, including during times of high or low water levels, when waterways are frozen and when locks and dams are inoperable. The availability and reliability of truck transportation has been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment, and limitations on drivers’ hours of service. The volumes handled by, and operating challenges at, ocean ports have at times been volatile and can delay the receipt of goods, or cause the cost of shipping goods to be more expensive. Our failure to ship or receive products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.

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

The occurrence of extraordinary events, including future terrorist attacks, wars, global health developments and pandemics (including the COVID-19 outbreak), or escalation of hostilities, cannot be predicted, but their occurrence can be expected to negatively affect the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

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

In addition, we operate a fleet of more than 200 commercial vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the U.S. Department of Transportation (“DOT”). The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could severely restrict or otherwise impact our operations, which could have a material adverse effect on our operations as a whole, including our results of operations and cash flows.

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

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our food, pharmaceutical pesticide and health and nutrition products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the Food and Drug Administration (the “FDA”), the Environmental Protection Agency, the United States Department of Agriculture and the Federal Trade Commission, and we are also subject to similar regulators in other countries. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate our products. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

•    stopping the sale of products,
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
We are party to a credit agreement (the “Credit Agreement”) with U.S. Bank National Association and other lenders (collectively, the “Lenders”), which includes secured revolving credit facilities (the “Revolving Loan Facility”) totaling $250.0 million. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility. At April 3, 2022, we had $126.0 million outstanding under the Revolving Loan Facility.
We may make payments on the Revolving Loan Facility from time to time. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make payments on our credit facilities, we could be in default when the facilities become due in 2027. We are also required to comply with several financial covenants under the Credit Agreement. Our ability to comply with these financial covenants may be affected by events beyond our control, which could result in a default under the Credit Agreement; such default may have a material adverse effect on our business, financial condition, operating results or cash flows.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our facilities material to our operations consist of our locations described below. In addition to the facilities listed below, our Water Treatment group operates out of 33 additional warehouse locations, the majority of which are owned by us. We believe that our facilities are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us and is primarily used as office and warehouse space. We believe that we carry customary levels of insurance covering the replacement of damaged property.

Group	Location	Approx. Square Feet
Corporate headquarters	Roseville, MN	50,000
Health and Nutrition	Fullerton, CA (1)	55,800
	Florida, NY (2)	107,000
Industrial	Minneapolis, MN (3)	177,000
	Centralia, IL (4)	77,000
	Dupo, IL (5)	64,000
	St. Paul, MN (6)	32,000
	Rosemount, MN (7)	105,000
Industrial and Water Treatment	St. Paul, MN (8)	59,000
	Camanche, IA	95,000
	Memphis, TN	41,000
Water Treatment	Apopka, FL	32,100
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
(4)This manufacturing facility includes 12 acres of land owned by the Company.
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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Nasdaq Global Select Market under the symbol “HWKN.” As of May 13, 2022, shares of our common shares were held by approximately 387 shareholders of record.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the Nasdaq Industrial Index, the Nasdaq Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock and each of those indices on April 2, 2017, and reinvestment of all dividends.

Index Value
250
200
150
100
50
2017
2018
2019
2020
2021
2022
Period Ending
Hawkins, Inc.
Nasdaq Industrial Index
Nasdaq Composite Index
Russell 2000 Index
S&P Small Cap 600 Index

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2022 and 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2021, filed with the SEC on June 2, 2021. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for fiscal 2020 compared to fiscal 2021.

Overview

We derive substantially all of our revenues from the sale of specialty chemicals and ingredients that we formulate, distribute, blend and manufacture for our Industrial, Water Treatment and Health and Nutrition customers.

Financial Overview

Highlights of fiscal 2022 include:

•Sales of $774.5 million, a 30% increase from fiscal 2021;

•Gross profit of $146.5 million, an increase of $22.8 million, or 18% from fiscal 2021;

•An increase in selling, general and administrative (“SG&A”) expenses of $7.4 million year over year, but a decrease of 160 basis points as a percentage of sales when compared to fiscal 2021;

We focus on total profitability dollars when evaluating our financial results as opposed to profitability as a percentage of sales, as sales dollars tend to fluctuate as raw material prices rise and fall, particularly in our Industrial and Water Treatment segments. The costs for certain of our raw materials can rise or fall rapidly, causing fluctuations in gross profit as a percentage of sales.

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

Business and Property Acquisitions

On December 30, 2021, we acquired substantially all the assets of NAPCO Chemical Company, Inc. and its affiliates ("NAPCO") under the terms of an asset purchase agreement among us, NAPCO and certain other parties thereto. NAPCO manufactures and distributes water treatment chemicals from three locations in Texas. The results of operations are included as part of our Water Treatment segment from the date of acquisition forward.

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

The aggregate annual revenue of the three businesses acquired in fiscal 2022 totaled approximately $17 million, as determined using the applicable twelve-month period preceding each respective acquisition date. The aggregate annual revenue from the fiscal 2021 acquisitions totaled approximately $25 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

Stock Split

On March 1, 2021, we effected a two-for-one split of our common stock and adjusted the par value from $.05 per share to $0.01 per share. At the same time, we increased the number of authorized shares from 30 million to 60 million. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

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

During the public health crisis, we remained focused on the health and safety of our employees, customers and suppliers and maintaining safe and reliable operations of our manufacturing sites. As our operations and products are essential to critical national infrastructure, it is imperative that we continue to supply materials including the products needed to maintain safe drinking water, ingredients essential for large-scale food, pharmaceutical and other health product manufacturing and nutrition products needed to support our country's critical infrastructure.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales for fiscal 2022 and 2021:

	Fiscal 2022	Fiscal 2021
Sales	100.0%	100.0%
Cost of sales	(81.1)%	(79.3)%
Gross profit	18.9%	20.7%
Selling, general and administrative expenses	(9.7)%	(11.3)%
Operating income	9.2%	9.4%
Interest expense, net	(0.2)%	(0.2)%
Other income	—%	0.2%
Income before income taxes	9.0%	9.4%
Income tax provision	(2.3)%	(2.5)%
Net income	6.7%	6.9%

Fiscal 2022 Compared to Fiscal 2021

Sales

Sales were $774.5 million for fiscal 2022, an increase of $177.7 million, or 30%, from sales of $596.9 million for fiscal 2021. We estimated the impact of the 53rd week in fiscal 2022 to be approximately $17.5 million in additional sales.

Industrial Segment.  Industrial segment sales increased $113.6 million, or 42%, to $386.9 million for fiscal 2022, as compared to $273.4 million for fiscal 2021. Sales of bulk commodity products in the Industrial segment were approximately 16% of sales dollars in fiscal 2022 and 14% of sales dollars in fiscal 2021. We estimated the impact of the 53rd week in fiscal 2022 to be approximately $10.0 million in additional sales in our Industrial segment. In addition, the increase in sales was driven by increased selling prices on many of our products driven by higher costs on many of our raw materials, as well as increased sales of our bulk and our manufactured, blended and repackaged products.

Water Treatment Segment.  Water Treatment segment sales increased $58.1 million, or 34%, to $228.1 million for fiscal 2022, as compared to $170.0 million for fiscal 2021. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both fiscal 2022 and fiscal 2021. We estimated the impact of the 53rd week in fiscal 2022 to be approximately $3.9 million in additional sales in our Water Treatment segment. In addition, sales increased as a result of increased demand for our products as well as the added sales from acquisitions.

Health and Nutrition Segment. Health and Nutrition segment sales increased $6.0 million, or 4%, to $159.5 million for fiscal 2022, as compared to $153.5 million for fiscal 2021. We estimated the impact of the 53rd week in fiscal 2022 to be approximately $3.6 million in additional sales in our Health and Nutrition segment. In addition, sales increased as a result of an increase in sales of our specialty distributed products, which was partially offset by the normalizing of demand for our manufactured products when compared to the temporary COVID-driven increase in demand these products experienced in the prior year.

Gross Profit

Gross profit increased $22.8 million, or 18%, to $146.5 million, or 19% of sales, for fiscal 2022, from $123.8 million, or 21% of sales, for fiscal 2021. During fiscal 2022, the LIFO reserve increased, and gross profits decreased, by $15.8 million, primarily due to rising input costs. In fiscal 2021, the LIFO reserve decreased, and gross profits increased, by $0.1 million. We estimated the impact of the 53rd week in fiscal 2022 to be approximately $3.6 million in additional gross profit.

Industrial Segment.  Gross profit for the Industrial segment increased $16.3 million, or 38%, to $59.6 million, or 15% of sales, for fiscal 2022, from $43.3 million, or 16% of sales, for fiscal 2021. During fiscal 2022, the LIFO reserve increased, and gross profits decreased, by $10.4 million, primarily due to rising raw material costs. In fiscal 2021, the LIFO reserve decreased, and gross profits increased, by $0.2 million. We estimated the impact of the 53rd week in fiscal 2022 to be approximately $1.9 million in additional gross profit in our Industrial segment. In addition, gross profit increased as a result of the increase in sales, partially offset by the negative impact resulting from the increase in the LIFO reserve.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $7.8 million, or 17%, to $54.6 million, or 24% of sales, for fiscal 2022, from $46.8 million, or 28% of sales, for fiscal 2021. During fiscal 2022, the LIFO reserve increased, and gross profits decreased, by $5.4 million, primarily due to rising raw material costs. During fiscal 2021, the LIFO reserve increased, and gross profit decreased, by $0.1 million. We estimated the impact of the 53rd week in fiscal 2022 to be approximately $1.0 million in additional gross profit in our Water Treatment segment. In addition, gross profit increased as a result of the increase in sales.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $1.3 million, or 4%, to $32.3 million, or 20% of sales, for fiscal 2022, from $33.6 million, or 22% of sales, for fiscal 2021. We estimated the impact of the 53rd week in fiscal 2022 to be approximately $0.7 million in additional gross profit in our Health and Nutrition segment. This increase from the 53rd week was more than offset by a decrease in gross profit resulting from a decline in sales of our manufactured products which generally have higher per-unit margins than our specialty distributed products.

Selling, General and Administrative Expenses

SG&A expenses increased $7.4 million to $75.3 million, or 10% of sales, for fiscal 2022, from $67.9 million, or 11% of sales, for fiscal 2021. We estimated the impact of the 53rd week in fiscal 2022 to be approximately $1.0 million in additional SG&A expense. In addition, expenses increased in part due to the added costs from the acquired businesses in the Water Treatment segment, an increase in variable incentive compensation, increased costs due to added personnel and other resources as we invest to grow the business, and normalization of travel and other variable expenses to pre-COVID levels.

Operating Income

Operating income was $71.2 million, or 9% of sales, for fiscal 2022, as compared to $55.9 million, or 9% of sales, for fiscal 2021 due to the combined impact of the factors discussed above. We estimated the impact of the 53rd week in fiscal 2022 to be approximately $3 million in additional operating income.

Interest Expense, Net

Interest expense was $1.4 million for fiscal 2022, a decrease of $0.1 million from interest expense of $1.5 million for fiscal 2021. Lower borrowing rates compared to the prior year more than offset the increase in outstanding borrowings in the current year.
Income Tax Provision

Our effective tax rate was approximately 26.5% for both fiscal 2022 and fiscal 2021. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Selected Quarterly Financial Data

Selected financial data for our fiscal quarters is shown below. No changes have been made to previously reported information.

(In thousands, except per share data)	Fiscal 2022
	First	Second	Third	Fourth	Total
Sales	$181,241	$183,277	$187,050	$222,973	$774,541
Gross profit	38,974	37,287	33,940	36,319	146,520
Selling, general, and administrative expenses	16,856	17,679	19,681	21,110	75,326
Operating income	22,118	19,608	14,259	15,209	71,194
Net income	16,628	14,133	10,204	10,577	51,542
Basic earnings per share	$0.79	$0.67	$0.49	$0.51	$2.46
Diluted earnings per share	$0.79	$0.67	$0.48	$0.50	$2.44

	Fiscal 2021
	First	Second	Third	Fourth
Sales	$143,172	$147,801	$142,927	$162,971	$596,871
Gross profit	30,976	32,797	28,239	31,750	123,762
Selling, general, and administrative expenses	15,038	16,221	17,750	18,875	67,884
Operating income	15,938	16,576	10,489	12,875	55,878
Net income	11,788	12,190	7,921	9,081	40,980
Basic earnings per share	$0.56	$0.58	$0.38	$0.43	$1.95
Diluted earnings per share	$0.55	$0.57	$0.37	$0.43	$1.93

	Fiscal 2020
	First	Second	Third	Fourth
Sales	$147,336	$140,043	$120,406	$132,413	$540,198
Gross profit	28,797	27,994	21,478	22,648	100,917
Selling, general, and administrative expenses	14,836	14,817	14,702	14,891	59,246
Operating income	13,961	13,177	6,776	7,757	41,671
Net income	9,807	9,250	4,547	4,763	28,367
Basic earnings per share	$0.46	$0.44	$0.22	$0.23	$1.34
Diluted earnings per share	$0.46	$0.43	$0.21	$0.22	$1.33

Earnings per share may not equal the face of the Consolidated Statements of Income due to rounding.

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2022 was $42.8 million compared to $43.8 million in fiscal 2021. The decrease in cash provided by operating activities in fiscal 2022 as compared to fiscal 2021 was driven by higher inventory levels and increases in customer receivables resulting from higher sales, mostly offset by an increase in net income and accounts payable. The inventory increase was driven by increased raw material costs as well as a conscious management decision to increase inventory levels due to increased customer demand and supply chain issues. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from March through November as caustic soda inventory levels increase as most of our barges are received during this period.

Cash used in investing activities was $49.8 million in fiscal 2022 compared to $71.4 million in fiscal 2021. Capital expenditures were $28.5 million in fiscal 2022 and $20.8 million in fiscal 2021. Total cash used in investing activities in fiscal 2022 included an aggregate of $21.5 million for Water Treatment group acquisitions compared to $51.0 million in Water Treatment group acquisition spending in fiscal 2021. Capital expenditures in fiscal 2022 included vehicles and trucks, facility improvements, and pharmaceutical ingredient manufacturing capabilities, along with other new and replacement equipment. Capital expenditures in fiscal 2021 included pharmaceutical ingredient manufacturing capabilities, vehicles and trucks, and the purchase of a previously leased Water Treatment branch facility, along with other new and replacement equipment.

Cash provided by financing activities was $7.4 million in fiscal 2022, as compared to $26.4 million in fiscal 2021. Cash provided by financing activities included net debt borrowings of $27.0 million in fiscal 2022, compared to net debt borrowings of $39.0 million in fiscal 2021, which was used primarily to fund our acquisitions in both fiscal years. We paid out cash dividends of $11.1 million in fiscal 2022 and $10.0 million in fiscal 2021. In fiscal 2022, we used $8.5 million to repurchase shares under our board-authorized share repurchase program, and in fiscal 2021, we used $4.1 million to repurchase shares under the program.

Our cash balance was $3.5 million at April 3, 2022, an increase of $0.5 million as compared with March 28, 2021. Cash flows generated by operations and financing activities during fiscal 2022 were offset by the cash expended for acquisitions in fiscal 2022, capital expenditures and dividend payments.

We were party to an amended and restated credit agreement (the “Prior Credit Agreement”) with U.S. Bank as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank was also serving as Administrative Agent. The Prior Credit Agreement provided us with senior secured revolving credit facilities (the “Prior Revolving Loan Facility”) totaling $150.0 million. The Prior Revolving Loan Facility included a $5.0 million letter of credit subfacility and $15.0 million swingline subfacility. The Prior Revolving Loan Facility was scheduled to terminate on November 30, 2023, and was secured by substantially all of our personal property assets and those of our subsidiaries.

On March 31, 2022, we entered into a second amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement refinanced the revolving loan under our previous credit agreement with U.S. Bank and provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $250 million. The Revolving Loan Facility includes a $10 million letter of credit subfacility and $25 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 30, 2027. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

We used $126.0 million of the proceeds from the Revolving Loan Facility to refinance the obligations under the previous credit facility. We may use the remaining amount of the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At April 3, 2022, the effective interest rate on our borrowings was 1.2%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of April 3, 2022, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of April 3, 2022 and expect to remain in compliance with all covenants for the next 12 months.
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

We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60 million and it will terminate on May 1, 2027.

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

Contractual Obligations and Commercial Commitments
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Fiscal Period
Contractual Obligation	2023	2024	2025	2026	2027	More than 5 Years	Total
	(In thousands)
Senior secured revolver (1)	$—	$—	$—	$—	$—	$126,000	$126,000
Interest payments (2)	$1,833	$1,833	$1,833	$1,833	$1,833	$152	$9,317
Operating lease obligations (3)	$1,889	$1,515	$1,450	$1,388	$1,359	$5,171	$12,772
Pension withdrawal liability (4)	$467	$467	$467	$467	$467	$3,037	$5,372

(1)    Represents balance outstanding as of April 3, 2022, and assumes such amount remains outstanding until its maturity date, as periodic payments are not required under the terms of our Credit Agreement. However, it is our intention to pay down our debt with available excess cash flow. See Note 9 of our consolidated Financial Statements for further information.
(2)    Represents interest payments and commitment fees payable on outstanding balances under our revolver, and assumes interest rates remain unchanged from the rate as of April 3, 2022.
(3)    As reported under ASC Topic 842
(4)    This relates to our withdrawal from a multiemployer pension plan. Payments on this obligation will continue through 2034.
Critical Accounting Estimates

In preparing the financial statements, we follow U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We have determined we have no critical accounting estimates material to our consolidated financial position, results of operations or cash flow.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our credit facility. A 25-basis point change in interest rates on the variable-rate portion of debt not covered by the interest rate swap would potentially increase or decrease annual interest expense by approximately $0.3 million. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of April 3, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 3, 2022, and our report dated May 18, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of NAPCO Chemical Company, Inc. (“NAPCO”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting less than 4% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 3, 2022. As indicated in Management’s Report, NAPCO was acquired during fiscal 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of NAPCO.

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
May 18, 2022

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of April 3, 2022 and March 28, 2021 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 3, 2022 and March 28, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 3, 2022 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 18, 2022 expressed an unqualified opinion.

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
May 18, 2022

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of Hawkins, Inc. and subsidiaries (the Company) for the year ended March 29, 2020 and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended March 29, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2009 to 2020.

Minneapolis, Minnesota
May 20, 2020, except as to the stock split and par value adjustments as described in Note 1, which are as of June 2, 2021

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	April 3, 2022	March 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,496	$2,998
Trade accounts receivables, net	122,826	90,603
Inventories	94,985	63,864
Prepaid expenses and other current assets	6,431	5,542
Total current assets	227,738	163,007
PROPERTY, PLANT, AND EQUIPMENT:
Land	16,640	15,235
Buildings and improvements	118,369	120,410
Machinery and equipment	114,763	109,353
Transportation equipment	43,968	37,646
Office furniture and equipment	10,315	17,760
	304,055	300,404
Less accumulated depreciation	142,209	155,792
Net property, plant, and equipment	161,846	144,612
OTHER ASSETS:
Right-of-use assets	10,606	11,630
Goodwill	77,401	70,720
Intangible assets, net	80,193	76,368
Deferred compensation plan asset	6,783	5,726
Other	2,761	487
Total other assets	177,744	164,931
Total assets	$567,328	$472,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$66,693	$37,313
Accrued payroll and employee benefits	19,034	18,048
Current portion of long-term debt	9,913	9,907
Short-term lease liability	1,657	1,587
Container deposits	1,558	1,452
Other current liabilities	2,611	2,155
Total current liabilities	101,466	70,462
LONG-TERM DEBT, LESS CURRENT PORTION	115,644	88,845
LONG-TERM LEASE LIABILITY	9,143	10,231
PENSION WITHDRAWAL LIABILITY	4,276	4,631
DEFERRED INCOME TAXES	23,422	24,445
DEFERRED COMPENSATION LIABILITY	8,402	7,322
OTHER LONG-TERM LIABILITIES	2,374	1,368
Total liabilities	264,727	207,304
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Common shares; authorized: 60,000,000 shares of $0.01 par value; 20,889,777 and 20,969,746 shares issued and outstanding for 2022 and 2021, respectively	209	210
Additional paid-in capital	46,717	51,138
Retained earnings	254,384	213,898
Accumulated other comprehensive income	1,291	—
Total shareholders’ equity	302,601	265,246
Total liabilities and shareholders’ equity	$567,328	$472,550

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	April 03, 2022	March 28, 2021	March 29, 2020
Sales	$774,541	$596,871	$540,198
Cost of sales	(628,021)	(473,109)	(439,281)
Gross profit	146,520	123,762	100,917
Selling, general and administrative expenses	(75,326)	(67,884)	(59,246)
Operating income	71,194	55,878	41,671
Interest expense, net	(1,404)	(1,467)	(2,511)
Other income (expense)	189	1,440	(204)
Income before income taxes	69,979	55,851	38,956
Income tax expense	(18,437)	(14,871)	(10,589)
Net income	$51,542	$40,980	$28,367

Weighted average number of shares outstanding-basic	20,947,234	21,024,344	21,159,978
Weighted average number of shares outstanding-diluted	21,135,258	21,260,296	21,308,800

Basic earnings per share	$2.46	$1.95	$1.34
Diluted earnings per share	$2.44	$1.93	$1.33

Cash dividends declared per common share	$0.52250	$0.47125	$0.46125

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	April 3, 2022	March 28, 2021	March 29, 2020

Net income	$51,542	$40,980	$28,367
Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap	1,291	79	(396)
Total other comprehensive income (loss)	1,291	79	(396)
Total comprehensive income	$52,833	$41,059	$27,971

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2019	21,184,900	$212	$52,927	$164,405	$317	$217,861
Cash dividends declared	—	—	—	(9,825)	—	(9,825)
Share-based compensation expense	—	—	2,273	—	—	2,273
Vesting of restricted stock	71,944	—	—	—	—	—
Shares surrendered for payroll taxes	(18,320)	—	(343)	—	—	(343)
ESPP shares issued	77,100	1	1,399	—	—	1,400
Shares repurchased	(291,166)	(2)	(5,851)	—	—	(5,853)
Other comprehensive loss, net of tax	—	—	—	—	(396)	(396)
Net Income	—	—	—	28,367	—	28,367
BALANCE — March 29, 2020	21,024,458	$211	$50,405	$182,947	$(79)	$233,484
Cash dividends declared and paid	—	—	—	(10,029)	—	(10,029)
Share-based compensation expense	—	—	3,343	—	—	3,343
Vesting of restricted stock	26,542	—	—	—	—	—
Shares surrendered for payroll taxes	(3,314)	—	(54)	—	—	(54)
ESPP shares issued	88,148	1	1,582	—	—	1,583
Shares repurchased	(166,088)	(2)	(4,138)	—	—	(4,140)
Other comprehensive loss, net of tax	—	—	—	—	79	79
Net income	—	—	—	40,980	—	40,980
BALANCE — March 28, 2021	20,969,746	$210	$51,138	$213,898	$—	$265,246
Cash dividends declared and paid	—	—	—	(11,056)	—	(11,056)
Share-based compensation expense	—	—	3,818	—	—	3,818
Vesting of restricted stock	134,230	1	(1)	—	—	—
Shares surrendered for payroll taxes	(45,390)	—	(1,467)	—	—	(1,467)
ESPP shares issued	71,692	—	1,772	—	—	1,772
Shares repurchased	(240,501)	(2)	(8,543)	—	—	(8,545)
Other comprehensive income, net of tax	—	—	—	—	1,291	1,291
Net income	—	—	—	51,542	—	51,542
BALANCE — April 3, 2022	20,889,777	$209	$46,717	$254,384	$1,291	$302,601

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 3, 2022	March 28, 2021	March 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,542	$40,980	$28,367
Reconciliation to cash flows provided by operating activities:
Depreciation and amortization	24,129	22,669	21,584
Operating leases	1,899	1,896	2,033
(Gain) loss on deferred compensation assets	(189)	(1,440)	233
Deferred income taxes	(1,501)	(689)	(1,421)
Stock compensation expense	3,818	3,343	2,273
Other	545	203	656
Changes in operating accounts (using) providing cash, net of acquisitions:
Trade receivables	(30,526)	(21,323)	(3,387)
Inventories	(30,034)	(7,960)	6,045
Accounts payable	25,138	2,551	4,228
Accrued liabilities	2,723	7,554	663
Lease liabilities	(1,907)	(1,837)	(2,025)
Income taxes	214	(235)	586
Other	(3,014)	(1,919)	(933)
Net cash provided by operating activities	42,837	43,793	58,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(28,512)	(20,794)	(24,549)
Acquisitions	(21,546)	(51,000)	—
Other	302	362	346
Net cash used in investing activities	(49,756)	(71,432)	(24,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(11,056)	(10,029)	(9,825)
New shares issued	1,772	1,583	1,400
Shares surrendered for payroll taxes	(1,467)	(54)	(343)
Shares repurchased	(8,545)	(4,140)	(5,853)
Payments for debt issuance costs	(287)	—	—
Payments on senior secured revolving loan	(15,000)	(37,000)	(44,000)
Borrowings on senior secured revolving loan	42,000	76,000	19,000
Net cash provided by (used in) financing activities	7,417	26,360	(39,621)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	498	(1,279)	(4,922)
CASH AND CASH EQUIVALENTS - beginning of year	2,998	4,277	9,199
CASH AND CASH EQUIVALENTS - end of year	$3,496	$2,998	$4,277
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$19,726	$15,783	$11,415
Cash paid for interest	1,197	1,288	2,413
Noncash investing activities - Capital expenditures in accounts payable	3,733	626	1,041

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business - We have three reportable segments: Industrial, Water Treatment and Health and Nutrition. The Industrial Group specializes in providing industrial chemicals, products and services to industries such as agriculture, chemical processing, electronics, energy, food, pharmaceutical and plating. This group also manufactures and sells certain food-grade products, including liquid phosphates, lactates and other blended products. The Water Treatment Group specializes in providing chemicals, products, equipment, services and solutions for potable water, municipal and industrial wastewater, industrial process water and non-residential swimming pool water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility. Our Health and Nutrition Group specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food, health and wellness products. This group offers a diverse product portfolio including minerals, botanicals and herbs, vitamins and amino acids, excipients, joint products, sweeteners and enzymes.

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal 2022 was 53 weeks and our fiscal 2021 fiscal 2020 were both 52 weeks. Fiscal 2023 will be 52 weeks.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Trade Receivables and Concentrations of Credit Risk - Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. As of April 3, 2022, we had a significant concentration of credit risk, with a single customer representing approximately 13% of our total trade receivables. There are no other concentrations of credit risk with other single customers from a particular service or geographic area that would significantly impact us in the near term.

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

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost for approximately 73% of our inventory determined using the last-in, first-out (“LIFO”) method. Cost for the other 27% of our total inventory is determined using the first-in, first-out (“FIFO”) method.

Leases - We determine if an arrangement is a lease at inception. Right-of-use ("ROU") assets include operating leases. Lease liabilities for operating leases are classified in "short-term lease liabilities" and "long-term lease liabilities" in our consolidated balance sheet.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property, Plant and Equipment - Property is stated at cost and depreciated or amortized over the lives of the assets, using the straight-line method. Estimated lives are: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; and 3 to 10 years for transportation equipment and office furniture and equipment including computer systems. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Depreciation and amortization expense is recorded in our Consolidated Statement of Income within cost of goods sold and selling, general and administrative expense, depending on the use of the underlying asset. We recorded depreciation expense of $17.7 million for fiscal 2022, $16.8 million for fiscal 2021 and $16.5 million for fiscal 2020.

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related asset group. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We did not incur any asset write-off charge in fiscal 2022 related to the impairment of long-lived assets. Asset write-off charges were $0.2 million during fiscal 2021 and $0.6 million during fiscal 2020.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter. As of December 27, 2021, we performed an analysis of qualitative factors for our Industrial, Water Treatment and Health and Nutrition reporting units to determine whether it is more likely than not that the fair value of either of these reporting units was less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for any of these reporting units.

Goodwill impairment assessments were also completed in the fourth quarters of fiscal 2021 and 2020 and similarly, we did not record a goodwill impairment charge.

Our primary identifiable intangible assets include customer lists, trade secrets, non-competition agreements, trademarks and trade names acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over a remaining useful life of approximately 12 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No such events or changes in circumstances occurred during fiscal 2022, 2021 or 2020. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform an annual quantitative impairment test for fiscal 2022, 2021 or 2020.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes - We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date. The deferred tax assets and liabilities are analyzed regularly, and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. We record any interest and penalties related to income taxes as income tax expense in the consolidated statements of income.

We recognize the effect of income tax positions only if those positions are more-likely-than-not to be sustained. Recognized income tax positions are measured at the largest amount of tax with a greater than 50 percent likelihood of being realized upon ultimate settlement with the related tax authority. Changes in recognition or measurement are reflected in the period in which the facts and circumstances change.

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

	April 03, 2022	March 28, 2021	March 29, 2020
Weighted average common shares outstanding — basic	20,947,234	21,024,344	21,159,978
Dilutive impact of stock performance units and restricted stock	188,024	235,952	148,822
Weighted average common shares outstanding — diluted	21,135,258	21,260,296	21,308,800

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2022, 2021 or 2020.
Stock Split - In fiscal 2021, we effected a two-for-one stock split of our common stock and adjusted the par value of our common stock to $.01 par value. Our consolidated financial statements, related notes, and other financial data contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

Derivative Instruments and Hedging Activities - We are subject to interest rate risk associated with our variable rate debt. We have in place an interest rate swap agreement which has been designated as a cash flow hedge, the purpose of which is to eliminate the cash flow impact of interest rate changes on a portion of our variable-rate debt. The interest rate swap is measured at fair value on the contract date and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income, until the consolidated statement of income is affected by the variability in cash flows of the designated hedged item. To the extent that the hedge is ineffective, changes in the fair value are recognized in the Statement of Income.

Recently Issued Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, removing certain exceptions for investments, intra-period allocations and interim calculations and adding guidance to reduce complexity in accounting for income taxes. We adopted this guidance at the beginning of fiscal 2022. Our adoption of this ASU did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Acquisitions

Acquisition of NAPCO Chemical Company, Inc.: On December 30, 2021, we acquired substantially all the assets of NAPCO Chemical Company, Inc. ("NAPCO"), under the terms of an asset purchase agreement with NAPCO and certain other parties thereto, to further the geographic reach of our Water Treatment segment. We paid $18.5 million at closing for the acquisition, and an additional $0.5 million for a working capital adjustment. NAPCO manufactures and distributes water treatment chemicals from three locations in Texas. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
The acquisition has been accounted for as a business combination, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of NAPCO acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the total $19 million purchase price, we allocated $9.4 million to finite-lived intangible assets, primarily customer relationships to be amortized over 18 years, $3.6 million to property, plant and equipment and $1.5 million to net working capital. The residual amount of $4.5 million was allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is final.

Acquisition of Water and Waste Specialties, Inc.: On October 29, 2021, we acquired substantially all the assets of Water and Waste Specialties, Inc., under the terms of a purchase agreement with Water and Waste Specialties and its shareholders, to further the geographic reach of our Water Treatment segment. We paid $1.4 million at closing for the acquisition. Water and Waste Specialties was a water treatment chemical distribution company operating primarily in Alabama. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
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

Acquisition of Southeast Water Systems LLC: On September 20, 2021, we acquired substantially all the assets of Southeast Water Systems LLC, under the terms of an asset purchase agreement with Southeast Water Systems and its shareholders, to further the geographic reach of our Water Treatment segment. We paid $1.2 million at closing for the acquisition and may pay up to an additional $1.0 million over the next three years based on achieving certain goals. Southeast Water Systems supplied and installed water treatment chemical equipment to its customers located primarily in Alabama, southern Georgia and the Florida panhandle. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisition of C&L Aqua Professionals, Inc. and LC Blending, Inc.: In fiscal 2021, we acquired substantially all the assets of C&L Aqua Professionals, Inc. and LC Blending, Inc. (together, "C&L Aqua") under the terms of an asset purchase agreement among us, C&L Aqua and its shareholders, to further the geographic reach of our Water Treatment segment. We paid $16 million for the acquisition. C&L Aqua was a water treatment chemical distribution company operating primarily in Louisiana. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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

Acquisition of Property: In fiscal 2021, we acquired a manufacturing facility on 28 acres located adjacent to our facility in Rosemount, Minnesota to allow further expansion and growth in both our Industrial and Water Treatment segments. We paid $10 million for the property. The purchase of this facility adds approximately 40,000 square feet of manufacturing and warehouse space to bring us to a total of 105,000 square feet of space on 56 acres of land in the area, with rail access at both of the sites to allow for future growth and provide for supply chain flexibility on certain raw materials to better serve our customers.

This acquisition has been accounted for as an asset acquisition, under which the total purchase price is allocated to the net tangible assets acquired based on their estimated fair values. Of the $10 million purchase price, $4.6 million was allocated to buildings, $3.7 million was allocated to land, $1.4 million was allocated to equipment, and $0.3 million was allocated to site improvements.

Acquisition of American Development Corporation of Tennessee, Inc.: In fiscal 2021, we acquired substantially all the assets of American Development Corporation of Tennessee, Inc. (“ADC”) under the terms of an asset purchase agreement among us, ADC and its shareholders, to further the geographic reach of our Water Treatment segment. We paid $25 million for the acquisition. ADC was a water treatment chemical distribution company operating primarily in Tennessee, Georgia and Kentucky. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The following table disaggregates external customer net sales by major revenue stream:

	Fiscal Year Ended April 3, 2022:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$318,514	$205,350	$34,690	$558,554
Distributed specialty products (2)	—	—	124,312	124,312
Bulk products (3)	61,443	20,211	—	81,654
Other	6,981	2,572	468	10,021
Total external customer sales	$386,938	$228,133	$159,470	$774,541

	Fiscal Year Ended March 28, 2021:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$231,427	$152,694	$38,270	$422,391
Distributed specialty products (2)	—	—	115,317	115,317
Bulk products (3)	38,378	16,067	—	54,445
Other	3,556	1,243	(81)	4,718
Total external customer sales	$273,361	$170,004	$153,506	$596,871

	Fiscal Year Ended March 29, 2020:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$222,161	$139,917	$14,770	$376,848
Distributed specialty products (2)	—	—	90,065	90,065
Bulk products (3)	49,864	18,481	—	68,345
Other	3,199	1,497	244	4,940
Total external customer sales	$275,224	$159,895	$105,079	$540,198

(1)For our Industrial and Water Treatment segments, this line includes our non-bulk specialty products that we either manufacture, blend, repackage, resell in their original form, or direct ship to our customers in smaller quantities, and services we provide for our customers. For our Health and Nutrition segment, this line includes products manufactured, processed or repackaged in our facility and/or with our equipment
(2)This line includes non-manufactured distributed specialty products in our Health and Nutrition segment, which may be sold out of one of our facilities or direct shipped to our customers
(3)This line includes bulk products in our Industrial and Water Treatment segments that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Derivative Instruments
We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60 million and it will terminate on May 1, 2027. We have designated this swap as a cash flow hedge and have determined that it qualified for hedge accounting treatment. For so long as the hedge is effective, changes in fair value of the cash flow hedge are recorded in other comprehensive income or loss (net of tax) until income or loss from the cash flows of the hedged item is realized.
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
For the years ended April 3, 2022 and March 28, 2021, we recorded $1.3 million and $0.1 million in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. For the year ended March 29, 2020, we recorded $0.4 million in other comprehensive income related to unrealized losses (net of tax) on the cash flow hedge described above. Included in other other long-term assets on our consolidated balance sheet was $1.8 million as of April 3, 2022. Included in other current liabilities on our consolidated balance sheet was $0.1 million as of March 29, 2020.
By their nature, derivative instruments are subject to market risk. Derivative instruments are also subject to credit risk associated with counterparties to the derivative contracts. Credit risk associated with derivatives is measured based on the replacement cost should the counterparty with a contract in a gain position to us fail to perform under the terms of the contract. While the current interest rate swap is in effect, we do not anticipate nonperformance by the counterparty.

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

Our financial assets that are measured at fair value on a recurring basis are an interest rate swap and assets held in a deferred compensation retirement plan. Both of these assets are classified as other long-term assets on our balance sheet, with the portion of the deferred compensation retirement plan assets expected to be paid within twelve months classified as current assets. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The following table summarizes the balances of assets measured at fair value on a recurring basis as of April 3, 2022 and March 28, 2021.

(In thousands)		April 3, 2022	March 28, 2021
Assets
Deferred compensation plan assets	Level 1	$7,038	$5,946
Interest rate swap	Level 2	1,769	—

 0

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 – Assets Held for Sale

We have no assets classified as held for sale as of April 3, 2022. Included in assets held for sale as of March 28, 2021 was $0.7 million for an office building in St. Louis, Missouri that was utilized in the administration of our Industrial segment, and $0.2 million for a water treatment branch located in Eldridge, Iowa, which has been relocated to another owned facility. Both were sold in the first quarter of fiscal 2022. These amounts were recorded as assets held for sale within prepaid expenses and other current assets on our balance sheet.

Note 7 — Inventories

Inventories at April 3, 2022 and March 28, 2021 consisted of the following:

	2022	2021
(In thousands)
Inventory (FIFO basis)	$116,325	$69,438
LIFO reserve	(21,340)	(5,574)
Net inventory	$94,985	$63,864

The FIFO value of inventories accounted for under the LIFO method was $83.7 million at April 3, 2022 and $46.8 million at March 28, 2021. The remainder of the inventory was valued and accounted for under the FIFO method.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill for each of our three reportable segments were as follows:

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Balance as of March 29, 2020	$6,495	$7,000	$44,945	$58,440
Addition due to acquisitions	—	12,280	—	12,280
Balance as of March 28, 2021	$6,495	$19,280	$44,945	$70,720
Addition due to acquisitions	—	6,681	—	6,681
Balance as of April 3, 2022	$6,495	$25,961	$44,945	$77,401

The following is a summary of our identifiable intangible assets as of April 3, 2022 and March 28, 2021:

	2022
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$109,644	$(32,399)	$77,245
Trademarks and trade names	6,370	(4,746)	1,624
Other finite-life intangible assets	3,904	(3,807)	97
Total finite-life intangible assets	119,918	(40,952)	78,966
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$121,145	$(40,952)	$80,193

	2021
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$99,588	$(26,522)	$73,066
Trademarks and trade names	6,210	(4,275)	1,935
Other finite-life intangible assets	3,833	(3,693)	140
Total finite-life intangible assets	109,631	(34,490)	75,141
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$110,858	$(34,490)	$76,368

Intangible asset amortization expense was $6.5 million during fiscal 2022, $5.8 million during fiscal 2021, and $5.1 million during fiscal 2020.

The estimated future amortization expense for identifiable intangible assets is as follows:

(In thousands)	Intangible Assets
Fiscal 2023	$6,923
Fiscal 2024	6,707
Fiscal 2025	6,707
Fiscal 2026	6,606
Fiscal 2027	6,305
Thereafter	45,718
Total	$78,966

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 – Debt

On March 31, 2022, we entered into a second amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement refinanced the revolving loan under our previous credit agreement with U.S. Bank and provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $250.0 million. The Revolving Loan Facility includes a $15 million letter of credit subfacility and $25 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 30, 2027. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

We used $126.0 million of the proceeds from the Revolving Loan Facility to refinance the obligations under the previous credit facility. We may use the remaining amount of the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes.

At April 3, 2022, the effective interest rate on our borrowings was 1.2%. In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs of $0.3 million paid to the lenders in connection with the Credit Agreement, as well as unamortized debt issuance costs of $0.1 million paid in connection with the previous credit facility, are reflected as a reduction of debt and are being amortized as interest expense over the term of the Revolving Loan Facility.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of April 3, 2022, we were in compliance with all required covenants.
Debt at April 3, 2022 and March 28, 2021 consisted of the following:

(In thousands)	April 3, 2022	March 28, 2021
Senior secured revolving loan	$126,000	$99,000
Less: unamortized debt issuance costs	(443)	(248)
Total debt, net of debt issuance costs	125,557	98,752
Less: current portion of long-term debt, net of current unamortized debt issuance costs	(9,913)	(9,907)
Total long-term debt	$115,644	$88,845

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table represents the restricted stock activity for fiscal 2021 and 2022:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2020	65,766	$21.83
Granted	138,504	17.25
Vested	(55,240)	23.01
Forfeited	—	—
Outstanding at end of fiscal 2020	149,030	$17.13
Granted	129,626	18.69
Vested	(10,526)	15.68
Forfeited	(29,010)	17.92
Outstanding at end of fiscal 2021	239,120	$17.94
Granted	111,618	31.74
Vested	(123,002)	17.25
Forfeited	(13,258)	18.69
Outstanding at end of fiscal 2022	214,478	$25.48
The weighted average grant date fair value of performance-based restricted shares issued in fiscal 2022 was $31.74, fiscal 2021 was $18.69 and fiscal 2020 was $17.25. We recorded compensation expense on performance-based restricted stock of approximately $2.9 million for fiscal 2022, $2.5 million for fiscal 2021 and $1.5 million for fiscal 2020, substantially all of which was recorded in selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested was $2.1 million in fiscal 2022, $0.2 million in fiscal 2021 and $1.3 million in fiscal 2020.
Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common share price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of April 3, 2022 was $3.9 million and is expected to be recognized over a weighted average period of 1.2 years.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Awards.  As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are expensed over a one-year vesting period, based on the market value on the date of grant.
The following table represents the Board’s restricted stock activity for fiscal 2021 and 2022:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2020	16,704	$17.95
Granted	16,016	21.84
Vested	(16,704)	17.95
Forfeited	—	—
Outstanding at end of fiscal 2020	16,016	$21.84
Granted	13,186	25.59
Vested	(16,016)	21.84
Forfeited	(1,958)	25.53
Outstanding at end of fiscal 2021	11,228	$25.60
Granted	10,287	32.80
Vested	(11,228)	25.60
Forfeited	—	—
Outstanding at end of fiscal 2022	10,287	$32.80
Annual expense related to the value of restricted stock was $0.3 million in fiscal 2022, 2021 and 2020, and was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of April 3, 2022 was $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

Note 11 — Share Repurchases
Our board of directors has authorized the repurchase of up to 1,600,000 shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common shares for the par value of the shares with the excess applied against additional paid-in capital. We repurchased 240,501 common shares at an aggregate purchase price of $8.5 million during fiscal 2022. We repurchased 166,088 common shares at an aggregate purchase price of $4.1 million during fiscal 2021. We repurchased 291,166 common shares at an aggregate purchase price of $5.9 million during fiscal 2020. As of April 3, 2022, the number of shares available to be purchased under the share repurchase program was 311,005.

Note 12 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans
Company Sponsored Plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code (“IRC”). The profit sharing plan contribution level for each employee depends upon date of hire, and was 2.5% or 5.0% of each employee’s eligible compensation for fiscal 2022, 2021 and 2020. We also have in place a retirement plan covering our collective bargaining unit employees. The retirement plan provides for a contribution of 2.5% or 5.0% of each employee’s eligible annual wages depending on their hire date. In addition to the employer contributions described above, both the profit sharing plan and the retirement plan include a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation.
We have two employee stock ownership plans (“ESOPs”), one covering the majority of our non-bargaining unit employees and the other covering our collective bargaining unit employees. Contributions to the plan covering our non-bargaining unit employees are made at our discretion. Contributions to both plans are subject to a maximum amount allowed under the IRC, and were 2.5% or 5.0% of each employee’s eligible wages, depending on each eligible employee’s hire date, for fiscal 2022, 2021 and 2020.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We have a nonqualified deferred compensation plan covering employees who are classified as “highly compensated employees” as determined by IRS guidelines for the plan year and who were hired on or before April 1, 2012. Employees who are eligible for the nonqualified deferred compensation plan for any plan year are not eligible for the profit sharing plan contribution or the ESOP contributions described above for that plan year. Our contribution to the nonqualified deferred compensation plan for fiscal 2022, 2021 and 2020 was 10% of each employee’s eligible compensation, subject to the maximum amount allowed under the IRC.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common shares at a discount from market. The number of new shares issued under the ESPP was 71,692 in fiscal 2022, 88,148 in fiscal 2021 and 77,100 in fiscal 2020.
The following represents the contribution expense for these company-sponsored plans for fiscal 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Non-bargaining unit employee plans:
Profit sharing	$1,056	$994	$631
401(k) matching contributions	3,122	2,650	2,399
ESOP	1,056	994	631
Nonqualified deferred compensation plan	1,355	1,327	1,262
Bargaining unit employee plans	589	555	481
ESPP - all employees	549	556	431
Total contribution expense	$7,727	$7,076	$5,835
In 2013, we withdrew from a collectively bargained multiemployer pension plan and recorded a liability for our share of the unfunded vested benefits. Payments of approximately $0.5 million per year are being made through 2034.

Note 13 — Commitments and Contingencies

Litigation.  As of April 3, 2022, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Asset Retirement Obligations. We have three leases of land which contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. Including available lease extensions, these leases expire in 2023, 2033 and 2044. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: certain of the leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of April 3, 2022. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14 — Income Taxes

The provisions for income taxes for fiscal 2022, 2021 and 2020 were as follows:

	2022	2021	2020
(In thousands)
Federal — current	$14,736	$11,169	$8,447
State — current	5,202	4,391	3,563
Total current	19,938	15,560	12,010

Federal — deferred	(1,054)	(302)	(976)
State — deferred	(447)	(387)	(445)
Total deferred	(1,501)	(689)	(1,421)
Total provision	$18,437	$14,871	$10,589
Reconciliations of the provisions for income taxes to the applicable federal statutory income tax rate for fiscal 2022, 2021 and 2020 are listed below.

	2022	2021	2020
Statutory federal income tax	21.0%	21.0%	21.0%
State income taxes, net of federal deduction	5.6%	5.9%	5.7%
ESOP dividend deduction on allocated shares	(0.2)%	(0.2)%	(0.3)%
Other — net	(0.1)%	(0.1)%	0.8%
Total	26.3%	26.6%	27.2%

The tax effects of items comprising our net deferred tax liability as of April 3, 2022 and March 28, 2021 are as follows:

(In thousands)	2022	2021
Deferred tax assets:
Trade receivables	$99	$134
Stock compensation accruals	1,823	1,341
Pension withdrawal liability	1,250	1,344
Lease liability	2,916	3,191
Other	3,097	2,882
Total deferred tax assets	$9,185	$8,892
Deferred tax liabilities:
Inventories	$(1,288)	$(2,815)
Prepaid expenses	(937)	(864)
Excess of tax over book depreciation	(12,234)	(11,249)
Intangible assets	(14,806)	(15,269)
ROU asset	(2,864)	(3,140)
Unrealized gain on interest rate swap	(478)	—
Total deferred tax liabilities	$(32,607)	$(33,337)
Net deferred tax liabilities	$(23,422)	$(24,445)

As of April 3, 2022, the Company has determined that it is more likely than not that the deferred tax assets at April 3, 2022 will be realized either through future taxable income or reversals of taxable temporary differences.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 31, 2019 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 – Leases

Lease Obligations. As of April 3, 2022, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 23 years, some of which include options to extend the lease for up to 15 years.

As of April 3, 2022 and March 28, 2021, our operating lease components with initial or remaining terms in excess of one year were classified on the consolidated balance sheet within right-of-use assets, short-term lease liability and long-term lease liability.

Total lease expense was $2.9 million for the twelve months ended April 3, 2022 and $2.8 million for the twelve months ended March 28, 2021, and includes leases less than 12 months in duration.

Other information related to our operating leases was as follows:

	April 3, 2022	March 28, 2021
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.91	9.73
Weighted average discount rate	2.6%	2.7%

Maturities of lease liabilities as of April 3, 2022 were as follows:

(In thousands)	Operating Leases
Fiscal 2023	$1,889
Fiscal 2024	1,515
Fiscal 2025	1,450
Fiscal 2026	1,388
Fiscal 2027	1,359
Thereafter	5,171
Total	$12,772
Less: Interest	(1,972)
Present value of lease liabilities	$10,800

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 — Segment Information

We have three reportable segments: Industrial, Water Treatment and Health and Nutrition. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocations of shared and centralized functions.

We evaluate performance based on operating income. Reportable segments are defined primarily by product and type of customer. Segments are responsible for the sales, marketing and development of their products and services. Other than our Health and Nutrition segment, the segments do not have separate customer service or purchasing functions. There are no intersegment sales and no operating segments have been aggregated.

Reportable Segments	Industrial	Water Treatment	Health and Nutrition	Total
(In thousands)
Fiscal Year Ended April 3, 2022:
Sales	$386,938	$228,133	$159,470	$774,541
Gross profit	59,606	54,571	32,343	146,520
Selling, general, and administrative expenses	28,127	31,357	15,842	75,326
Operating income	31,479	23,214	16,501	71,194
Identifiable assets*	$236,934	$143,889	$167,034	$547,857
Capital expenditures	$18,812	$8,939	$761	$28,512
Fiscal Year Ended March 28, 2021:
Sales	$273,361	$170,004	$153,506	$596,871
Gross profit	43,337	46,793	33,632	123,762
Selling, general, and administrative expenses	27,033	24,453	16,398	67,884
Operating income	16,304	22,340	17,234	55,878
Identifiable assets*	$181,478	$109,761	$166,558	$457,797
Capital expenditures	$13,713	$6,732	$349	$20,794
Fiscal Year Ended March 29, 2020:
Sales	$275,224	$159,895	$105,079	$540,198
Gross profit	38,936	41,902	20,079	100,917
Selling, general, and administrative expenses	24,123	19,801	15,322	59,246
Operating income	14,813	22,101	4,757	41,671
Identifiable assets*	$173,068	$63,506	$139,780	$376,354
Capital expenditures	$14,933	$9,160	$456	$24,549
* Unallocated assets not included, consisting primarily of cash and cash equivalents, investments and prepaid expenses, were $19.5 million at April 3, 2022, $14.8 million at March 28, 2021 and $13.0 million at March 29, 2020.

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
Management assessed the effectiveness of our internal control over financial reporting as of April 3, 2022, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In making this assessment as of April 3, 2022, we have excluded the Texas water treatment operations acquired from NAPCO Chemical Company, Inc. on December 30, 2021. The financial statements of this business comprise less than 4% of total assets and less than 1% of total revenues in our consolidated financial amounts as of and for the year ended April 3, 2022. We have excluded this business because we have not had sufficient time to make an assessment of its internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding this business from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition. Based on this assessment, management believes that our internal control over financial reporting was effective as of April 3, 2022.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for April 3, 2022 which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.
Changes in Internal Control Procedures
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 3, 2022 (the “2022 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2022 Proxy Statement, no other portions of the 2022 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our Executive Officers

Our current executive officers, their ages and offices held, are set forth below:

Name	Age	Office
Patrick H. Hawkins	51	Chief Executive Officer and President
Jeffrey P. Oldenkamp	49	Executive Vice President, Chief Financial Officer and Treasurer
Richard G. Erstad	58	Vice President, General Counsel and Secretary
Drew M. Grahek	52	Vice President — Operations
Douglas A. Lange	52	Vice President — Water Treatment Group
David J. Mangine	64	Vice President — Industrial Group
Theresa R. Moran	59	Vice President — Purchasing, Logistics and Sales Support
Shirley A. Rozeboom	60	Vice President — Health and Nutrition

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

David J. Mangine has been our Vice President - Industrial Group since 2021. Mr. Mangine served as the Industrial Sales Manager from 2011 to 2021, after joining Hawkins in 2000 as an Account Manager.

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

The disclosure under the headings “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” of the 2022 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
The disclosure under the heading “Compensation of Executive Officers and Directors” in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure under the headings “Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure under the headings “Election of Directors” and “Related Party Transactions” of the 2022 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure under the heading “Independent Registered Public Accounting Firm’s Fees” of the 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets at April 3, 2022 and March 28, 2021.

Consolidated Statements of Income for the fiscal years ended April 3, 2022, March 28, 2021 and March 29, 2020.

Consolidated Statements of Comprehensive Income for the fiscal years ended April 3, 2022, March 28, 2021 and March 29, 2020.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 3, 2022, March 28, 2021, and March 29, 2020.

Consolidated Statements of Cash Flows for the fiscal years ended April 3, 2022, March 28, 2021, and March 29, 2020.

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

The following financial statement schedule for the fiscal years 2022, 2021 and 2020.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference

3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference

4.1	Description of Securities. (3)	Incorporated by Reference

10.1*	Hawkins, Inc. 2010 Omnibus Incentive Plan. (4)	Incorporated by Reference

10.2*	Hawkins, Inc. Executive Severance Plan. (5)	Incorporated by Reference

10.3*	Employee Stock Purchase Plan, as amended. (6)	Incorporated by Reference

10.4	Second Amended and Restated Credit Agreement, dated as of March 31, 2022, among the Company, U.S. Bank National Association, and certain financial institutions. (7)	Incorporated by Reference

10.5*	Hawkins, Inc. 2019 Equity Incentive Plan. (8)	Incorporated by Reference

10.6*	Form of Performance Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2019 Equity Incentive Plan. (9)	Incorporated by Reference

10.7*	Nine Year LTI with Shirley Rozeboom. (10)	Incorporated by Reference

16.1	Correspondence from KPMG LLP dated February 11, 2020. (11)	Incorporated by Reference

21	Subsidiaries of the registrant.	Filed Electronically

23.1	Consent of Grant Thornton LLP.	Filed Electronically

23.2	Consent of KPMG LLP.	Filed Electronically

24.1	Powers of Attorney.	Filed Electronically

31.1	Certification by Chief Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101	Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended April 3, 2022, filed with the SEC on May 18, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at April 3, 2022 and March 28, 2021 (ii) the Consolidated Statements of Income for the fiscal years ended April 3, 2022, March 28, 2021, and March 29, 2020, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended April 3, 2022, March 28, 2021, and March 29, 2020, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 3, 2022, March 28, 2021, and March 29, 2020, (v) Consolidated Statements of Cash Flows for the fiscal years ended April 3, 2022, March 28, 2021, and March 29, 2020, and (iv) Notes to Consolidated Financial Statements.	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 26, 2021 and filed March 2, 2021.
(2)Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.
(3)Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed June 2,2021.
(4)Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2011.
(5)Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011.
(6)Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed November 2, 2018.
(7)Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed December 3, 2018.
(8)Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2019.
(9)Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed May 20,2020.
(10)Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed June 2,2021.
(11)Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated February 11, 2020.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

		By	/s/ Patrick H. Hawkins
Patrick H. Hawkins Chief Executive Officer and President
Dated:	May 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick H. Hawkins		May 18, 2022
Patrick H. Hawkins	Chief Executive Officer, President and Director
(principal executive officer)

/s/ Jeffrey P. Oldenkamp		May 18, 2022
Jeffrey P. Oldenkamp	Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

*	Director	May 18, 2022
James A. Faulconbridge

*	Director	May 18, 2022
Mary J. Schumacher

*	Director	May 18, 2022
Jeffrey E. Spethmann

*	Director	May 18, 2022
Daniel J. Stauber

*	Director	May 18, 2022
Yi "Faith" Tang

*	Director	May 18, 2022
James T. Thompson

*	Director	May 18, 2022
Jeffrey L. Wright

* Patrick H. Hawkins, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Patrick H. Hawkins
Patrick H. Hawkins
Attorney-in-fact

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED April 3, 2022, March 28, 2021 AND March 29, 2020

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Fiscal Year Ended April 3, 2022:
Allowance for credit losses	$497	$—	$—	$(130)	$367
Fiscal Year Ended March 28, 2021:
Allowance for credit losses	$784	$—	$—	$(287)	$497
Fiscal Year Ended March 29, 2020:
Allowance for credit losses	$620	$448	$—	$(284)	$784