Form 10-Q
period 2022-07-03
HAWKINS INC
filed 2022-08-04
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 29, 2022
Common Stock, par value $.01 per share	21,006,883

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	July 3, 2022	April 3, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,995	$3,496
Trade accounts receivables, net	138,775	122,826
Inventories	104,988	94,985
Prepaid expenses and other current assets	3,864	6,431
Total current assets	253,622	227,738
PROPERTY, PLANT, AND EQUIPMENT:	313,186	304,055
Less accumulated depreciation	146,739	142,209
Net property, plant, and equipment	166,447	161,846
OTHER ASSETS:
Right-of-use assets	9,976	10,606
Goodwill	77,401	77,401
Intangible assets, net of accumulated amortization	78,435	80,193
Deferred compensation plan asset	7,285	6,783
Other	3,238	2,761
Total other assets	176,335	177,744
Total assets	$596,404	$567,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$56,376	$66,693
Accrued payroll and employee benefits	9,658	19,034
Income tax payable	6,684	39
Current portion of long-term debt	9,913	9,913
Short-term lease liability	1,456	1,657
Container deposits	1,557	1,558
Other current liabilities	2,519	2,572
Total current liabilities	88,163	101,466
LONG-TERM DEBT, LESS CURRENT PORTION	149,166	115,644
LONG-TERM LEASE LIABILITY	8,665	9,143
PENSION WITHDRAWAL LIABILITY	4,186	4,276
DEFERRED INCOME TAXES	23,594	23,422
DEFERRED COMPENSATION LIABILITY	8,082	8,402
OTHER LONG-TERM LIABILITIES	1,271	2,374
Total liabilities	283,127	264,727
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,807,338 and 20,889,777 shares issued and outstanding as of July 3, 2022 and April 3, 2022, respectively	208	209
Additional paid-in capital	40,192	46,717
Retained earnings	271,121	254,384
Accumulated other comprehensive income	1,756	1,291
Total shareholders’ equity	313,277	302,601
Total liabilities and shareholders’ equity	$596,404	$567,328
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	July 3, 2022	June 27, 2021
Sales	$246,543	$181,241
Cost of sales	(199,794)	(142,267)
Gross profit	46,749	38,974
Selling, general and administrative expenses	(18,885)	(16,856)
Operating income	27,864	22,118
Interest expense, net	(929)	(349)
Other (expense) income	(763)	232
Income before income taxes	26,172	22,001
Income tax expense	(6,477)	(5,373)
Net income	$19,695	$16,628

Weighted average number of shares outstanding - basic	20,908,823	21,034,302
Weighted average number of shares outstanding - diluted	21,033,549	21,178,320

Basic earnings per share	$0.94	$0.79
Diluted earnings per share	$0.94	$0.79

Cash dividends declared per common share	$0.1400	$0.1225
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 3, 2022	June 27, 2021
Net income	$19,695	$16,628
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	465	—
Total comprehensive income	$20,160	$16,628
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 3, 2022	20,889,777	$209	$46,717	$254,384	$1,291	$302,601
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,958)	—	(2,958)
Share-based compensation expense	—	—	595	—	—	595
Vesting of restricted stock	102,860	1	(1)	—	—	—
Shares surrendered for payroll taxes	(36,410)	—	(1,550)	—	—	(1,550)
ESPP shares issued	32,768	—	986	—	—	986
Shares repurchased	(181,657)	(2)	(6,555)	—	—	(6,557)
Other comprehensive income, net of tax	—	—	—	—	465	465
Net income	—	—	—	19,695	—	19,695
BALANCE — July 3, 2022	20,807,338	$208	$40,192	$271,121	$1,756	$313,277

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 28, 2021	20,969,746	$210	$51,138	$213,898	$—	$265,246
Cash dividends declared and paid ($0.1225 per share)	—	—	—	(2,600)	—	(2,600)
Share-based compensation expense	—	—	799	—	—	799
Vesting of restricted stock	123,002	1	(1)	—	—	—
Shares surrendered for payroll taxes	(45,390)	—	(1,467)	—	—	(1,467)
Shares repurchased	(100,954)	(1)	(3,400)	—	—	(3,401)
Net income	—	—	—	16,628	—	16,628
BALANCE — June 27, 2021	20,946,404	$210	$47,069	$227,926	$—	$275,205
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 3, 2022	June 27, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,695	$16,628
Reconciliation to cash flows:
Depreciation and amortization	6,558	5,935
Operating leases	476	481
Loss (Gain) on deferred compensation assets	763	(232)
Stock compensation expense	595	799
Other	273	67
Changes in operating accounts providing (using) cash:
Trade receivables	(15,857)	(316)
Inventories	(10,003)	(4,079)
Accounts payable	(8,442)	868
Accrued liabilities	(11,043)	(10,159)
Lease liabilities	(521)	(572)
Income taxes	6,645	5,393
Other	1,466	8
Net cash (used in) provided by operating activities	(9,395)	14,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(11,640)	(2,155)
Other	113	26
Net cash used in investing activities	(11,527)	(2,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(2,958)	(2,600)
New shares issued	986	—
Payroll taxes paid in exchange for shares withheld	(1,550)	(1,467)
Shares repurchased	(6,557)	(3,401)
Payments on revolving loan	(6,500)	(3,000)
Proceeds from revolving loan borrowings	40,000	—
Net cash provided by (used in) financing activities	23,421	(10,468)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,499	2,224
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,496	2,998
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,995	$5,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$721	$292
Noncash investing activities - capital expenditures in accounts payable	$1,858	$497
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2022, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended July 3, 2022 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2022 refer to the fiscal year ended April 3, 2022 and references to fiscal 2023 refer to the fiscal year ending April 2, 2023.
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
Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 3, 2022, previously filed with the SEC. There has been no significant change in our accounting policies since the end of fiscal 2022.

Note 2 — Acquisitions
Acquisition of NAPCO Chemical Company, Inc.: In the fourth quarter of fiscal 2022, we acquired substantially all the assets of NAPCO Chemical Company, Inc. ("NAPCO"), under the terms of an asset purchase agreement with NAPCO and certain other parties thereto, to further the geographic reach of our Water Treatment segment. We paid $18.5 million at closing for the acquisition, and an additional $0.5 million for a working capital adjustment. NAPCO manufactured and distributed water treatment chemicals from three locations in Texas. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
Acquisition of Water and Waste Specialties, Inc.: In the third quarter of fiscal 2022, we acquired substantially all the assets of Water and Waste Specialties, Inc., under the terms of a purchase agreement with Water and Waste Specialties and its shareholders. We paid $1.4 million at closing for the acquisition. Water and Waste Specialties was a water treatment chemical distribution company operating primarily in Alabama. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
Acquisition of Southeast Water Systems LLC: In the second quarter of fiscal 2022, we acquired substantially all the assets of Southeast Water Systems LLC, under the terms of an asset purchase agreement with Southeast Water Systems and its shareholders. We paid $1.2 million at closing for the acquisition and may pay up to an additional $1.0 million over the next three years based on achieving certain goals. Southeast Water Systems supplied and installed water treatment chemical equipment to its customers located primarily in Alabama, southern Georgia and the Florida panhandle. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the three months ended July 3, 2022 and June 27, 2021:

	Three months ended July 3, 2022
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$101,612	$70,357	$11,961	$183,930
Distributed specialty products (2)	—	—	31,089	31,089
Bulk products (3)	20,455	6,790	—	27,245
Other	2,643	1,343	293	4,279
Total external customer sales	$124,710	$78,490	$43,343	$246,543

	Three months ended June 27, 2021
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$72,566	$51,228	$8,051	$131,845
Distributed specialty products (2)	—	—	30,942	30,942
Bulk products (3)	11,843	4,553	—	16,396
Other	1,441	457	160	2,058
Total external customer sales	$85,850	$56,238	$39,153	$181,241

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
Basic and diluted EPS were calculated using the following:

	Three Months Ended
	July 03, 2022	June 27, 2021
Weighted-average common shares outstanding—basic	20,908,823	21,034,302
Dilutive impact of performance units and restricted stock	124,726	144,018
Weighted-average common shares outstanding—diluted	21,033,549	21,178,320
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of July 3, 2022 and April 3, 2022.

 0

(In thousands)		July 3, 2022	April 3, 2022
Assets
Deferred compensation plan assets	Level 1	$7,632	$7,038
Interest rate swap	Level 2	$2,406	$1,769

Note 6 – Inventories
Inventories at July 3, 2022 and April 3, 2022 consisted of the following:

	July 3, 2022	April 3, 2022
(In thousands)
Inventory (FIFO basis)	$130,107	$116,325
LIFO reserve	(25,119)	(21,340)
Net inventory	$104,988	$94,985
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $93.9 million at July 3, 2022 and $83.7 million at April 3, 2022. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $77.4 million as of July 3, 2022 and April 3, 2022, of which $44.9 million was related to our Health and Nutrition segment, $26.0 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment.
A summary of our intangible assets as of July 3, 2022 and April 3, 2022 is as follows:

	July 3, 2022			April 3, 2022
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$109,644	$(33,976)	$75,668	$109,644	$(32,399)	$77,245
Trademarks and trade names	6,370	(4,886)	1,484	6,370	(4,746)	1,624
Other finite-life intangible assets	3,904	(3,848)	56	3,904	(3,807)	97
Total finite-life intangible assets	119,918	(42,710)	77,208	119,918	(40,952)	78,966
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$121,145	$(42,710)	$78,435	$121,145	$(40,952)	$80,193

Note 8 – Debt
Debt at July 3, 2022 and April 3, 2022 consisted of the following:

	July 3, 2022	April 3, 2022

(In thousands)
Senior secured revolving loan	$159,500	$126,000
Less: unamortized debt issuance costs	(421)	(443)
Total debt, net of debt issuance costs	159,079	125,557
Less: current portion of long-term debt	(9,913)	(9,913)
Total long-term debt	$149,166	$115,644
We were in compliance with all covenants of our credit agreement as of July 3, 2022.

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 31, 2019 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was 25% for the current quarter, compared to 24% for the three months ended June 27, 2021. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Note 10 – Leases
Lease Obligations. As of July 3, 2022, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining original lease terms of 1 year to 22 years, some of which include options to extend the lease for up to 10 years.
As of July 3, 2022, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.
Expense for leases less than 12 months was not material for the three months ended July 3, 2022 and June 27, 2021. Total lease expense was $0.8 million and $0.7 million for the three months ended July 3, 2022 and June 27, 2021.

Other information related to our operating leases was as follows:

	July 3, 2022	April 3, 2022
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.93	8.91
Weighted average discount rate	2.5%	2.6%

Maturities of lease liabilities as of July 3, 2022 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2023	$1,250
Fiscal 2024	1,393
Fiscal 2025	1,330
Fiscal 2026	1,268
Fiscal 2027	1,239
Thereafter	5,024
Total	$11,504
Less: Interest	(1,383)
Present value of lease liabilities	$10,121

Note 11 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2023 and fiscal 2022. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 76,863 shares in the aggregate for fiscal 2023. The restricted shares issued, if any, will fully vest approximately two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the three months ended July 3, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	214,478	$25.48
Granted	88,524	38.31
Vested	(102,860)	18.69
Forfeited or expired	(10,884)	34.68
Unvested at end of period	189,258	$34.64
We recorded compensation expense related to performance share units and restricted stock of $0.4 million for the three months ended July 3, 2022 and $0.6 million for the three months ended June 27, 2021. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of July 3, 2022, there were 10,287 shares of restricted stock with an average grant date fair value of $32.80 outstanding under this program. Compensation expense for both the three months ended July 3, 2022 and June 27, 2021 related to restricted stock awards to the Board was $0.1 million.
Note 12 – Share Repurchase Program
As of July 3, 2022, our Board had authorized the repurchase of up to 1.6 million shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended July 3, 2022, we repurchased 181,657 shares at an aggregate purchase price of $6.6 million. During the three months ended June 27, 2021, we repurchased 100,954 shares at an aggregate purchase price of $3.4 million. As of July 3, 2022, 129,348 shares remained available to be repurchased under the share repurchase program.

On August 4, 2022, our Board increased the number of shares authorized to be repurchased to 2.6 million. Accordingly, as of August 4, 2022, 1,129,348 shares remain available to be repurchased under the share repurchase program.

Note 13 – Segment Information
We have three reportable segments: Industrial, Water Treatment, and Health and Nutrition. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 3, 2022.
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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended July 3, 2022:
Sales	$124,710	$78,490	$43,343	$246,543
Gross profit	20,009	18,953	7,787	46,749
Selling, general, and administrative expenses	6,385	8,701	3,799	18,885
Operating income	13,624	10,252	3,988	27,864
Three months ended June 27, 2021:
Sales	$85,850	$56,238	$39,153	$181,241
Gross profit	14,254	16,234	8,486	38,974
Selling, general, and administrative expenses	6,241	7,062	3,553	16,856
Operating income	8,013	9,172	4,933	22,118

No significant changes to identifiable assets by segment occurred during the three months ended July 3, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended July 3, 2022 as compared to the similar period ended June 27, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 3, 2022.
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

Business Acquisitions

In the fourth quarter of fiscal 2022, we acquired substantially all the assets of NAPCO Chemical Company, Inc. and its affiliates ("NAPCO") under the terms of an asset purchase agreement among us, NAPCO and certain other parties thereto. NAPCO manufactured and distributed water treatment chemicals from three locations in Texas. The results of operations beginning at the date of acquisition will be included as part of our Water Treatment segment from the date of acquisition forward.

In the third quarter of fiscal 2022, we acquired substantially all the assets of Water and Waste Specialties, LLC, under the terms of an asset purchase agreement with Water and Waste Specialties and its shareholders. Water and Waste Specialties was a water treatment chemical distribution company operating primarily in Alabama. The results of operations since the acquisition date are included in our Water Treatment segment.

In the second quarter of fiscal 2022, we acquired substantially all the assets of Southeast Water Systems LLC, under the terms of an asset purchase agreement with Southeast Water Systems and its shareholders. Southeast Water Systems supplied and installed water treatment chemical equipment to its customers located primarily in Alabama, southern Georgia and the Florida panhandle. The results of operations since the acquisition date are included in our Water Treatment segment.

The aggregate annual revenue of the three businesses acquired in fiscal 2022 totaled approximately $17 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

Share Repurchase Program

On August 4, 2022, our Board increased the number of shares authorized to be repurchased under our share repurchase program from 1.6 million to 2.6 million. Accordingly, as of August 4, 2022, 1,129,348 shares remain available to be repurchased under this program.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended
	July 3, 2022	June 27, 2021
Sales	100.0%	100.0%
Cost of sales	(81.0)%	(78.5)%
Gross profit	19.0%	21.5%
Selling, general and administrative expenses	(7.7)%	(9.3)%
Operating income	11.3%	12.2%
Interest expense, net	(0.4)%	(0.2)%
Other (expense) income	(0.3)%	0.1%
Income before income taxes	10.6%	12.1%
Income tax expense	(2.6)%	(3.0)%
Net income	8.0%	9.1%

Three Months Ended July 3, 2022 Compared to Three Months Ended June 27, 2021

Sales

Sales were $246.5 million for the three months ended July 3, 2022, an increase of $65.3 million, or 36%, from sales of $181.2 million in the same period a year ago, driven primarily by price increases.

Industrial Segment. Industrial segment sales increased $38.8 million, or 45%, to $124.7 million for the three months ended July 3, 2022, from sales of $85.9 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 16% of sales dollars in the three months ended July 3, 2022 and 14% the same period of the prior year. The growth in Industrial segment sales was driven by increased selling prices on many of our products driven by higher costs on many of our raw materials as well as a product mix shift to more sales of our food ingredient products, which typically have higher margins.

Water Treatment Segment. Water Treatment segment sales increased $22.3 million, or 40%, to $78.5 million for the three months ended July 3, 2022, from sales of $56.2 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in the three months ended July 3, 2022 and 8% in the same period of the prior year. The sales growth was a result of increased selling prices on many of our products driven by higher costs on many of our raw materials, increased demand for our products and the added sales from acquisitions.

Health & Nutrition Segment. Health and Nutrition segment sales increased $4.1 million, or 10%, to $43.3 million for the three months ended July 3, 2022, from sales of $39.2 million in the same period a year ago. Sales growth of our manufactured products was partially offset by a decrease in sales of our specialty distributed products.

Gross Profit

Gross profit increased $7.7 million, or 20%, to $46.7 million, or 19% of sales, for the three months ended July 3, 2022, from $39.0 million, or 22% of sales, for the same period a year ago. During the three months ended July 3, 2022, the LIFO reserve increased, and gross profit decreased, by $3.8 million, primarily due to rising raw material prices. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $1.8 million.

Industrial Segment. Gross profit for the Industrial segment increased $5.7 million, or 40%, to $20.0 million, or 16% of sales, for the three months ended July 3, 2022, from $14.3 million, or 17% of sales, in the same period a year ago. During the three months ended July 3, 2022, the LIFO reserve increased, and gross profit decreased, by $2.7 million, primarily due to rising raw material prices. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $1.4 million. Gross profit increased as a result of sales growth and product mix shift, partially offset by the decrease in gross profits as a result of the increased LIFO reserve.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $2.8 million, or 17%, to $19.0 million, or 24% of sales, for the three months ended July 3, 2022, from $16.2 million, or 29% of sales, in the same period a year ago. During the three months ended July 3, 2022, the LIFO reserve increased, and gross profit decreased, by $1.1 million due primarily to rising raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $0.4 million. Gross profit increased as a result of sales growth, partially offset by the decrease in gross profits as a result of the increased LIFO reserve.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $0.7 million, or 8%, to $7.8 million, or 18% of sales, for the three months ended July 3, 2022, from $8.5 million, or 22% of sales, for the same period a year ago. While sales increased year over year, the decrease in gross profit was a result of inventory adjustments made to increase reserves for excess product on hand.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $2.0 million to $18.9 million, or 8% of sales, for the three months ended July 3, 2022, from $16.9 million, or 9% of sales, for the same period a year ago. The increase was mainly a result of added costs associated with the acquired businesses in our Water Treatment segment, as well as increased variable expenses. Partially offsetting the increase was a reduction of $0.8 million to compensation expense as a result of losses incurred on investments held for our non-qualified deferred compensation plan, as compared to $0.2 million increase in compensation expense in the same quarter a year ago as a result of gains incurred. These amounts were offset by similar amounts recorded in other (expense) income.
Operating Income

Operating income increased $5.8 million, or 26%, to $27.9 million, or 11% of sales, for the three months ended July 3, 2022, from $22.1 million, or 12% of sales, for the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $0.9 million for the three months ended July 3, 2022 and $0.3 million the three months ended June 27, 2021. The increase was due an increase in outstanding borrowings due to increased working capital needs as well as an increase in borrowing rates.

Other (Expense) Income

Other expense was $0.8 million for the three months ended July 3, 2022 compared to other income of $0.2 million in the same period a year ago. The current year expense represents losses recorded on investments held for our non-qualified deferred compensation plan, whereas the income in the prior represented gains recorded on those investments. The amounts recorded as a gain or loss were offset by similar amounts recorded as a decrease or increase to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate was 25% for the three months ended July 3, 2022, compared to 24% in the same period a year ago. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26-27%.

Liquidity and Capital Resources

Cash was $6.0 million at July 3, 2022, an increase of $2.5 million as compared with the $3.5 million available as of April 3, 2022.

Cash used in operating activities was $9.4 million for the three months ended July 3, 2022, compared to cash provided by operating activities of $14.8 million in the same period a year ago. The year-over-year decrease in cash provided by operating activities was primarily driven by an increase in year-over-year changes in uses of working capital, including more cash expended in the first three months of the current year for accounts payable, inventory, and customer receivables, partially offset by increased net income for the three months ended July 3, 2022 compared to the same period a year ago. The current year increase in accounts receivable and inventory was largely due to increased sales and increased raw material prices. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.

Cash used in investing activities was $11.5 million for the three months ended July 3, 2022, compared to $2.1 million in the same period a year ago. Capital expenditures were $11.6 million for the three months ended July 3, 2022, compared to $2.2 million in the same period a year ago. In the first three months of the current year, we invested $1.1 million to expand one of our facilities, purchased a previously leased facility for $0.9 million, and had larger investments in trucks, containers and new and replacement equipment compared to the first three months of the prior year.

Cash provided by financing activities was $23.4 million for the three months ended July 3, 2022, compared to $10.5 million of cash used in financing activities in the same period a year ago. Included in financing activities in the first three months of the current year were net debt proceeds of $33.5 million, compared to net debt payments of $3.0 million in the first three months of the prior year. The large increase in our working capital needs in the current year as discussed above required us to increase our borrowings. In addition, we repurchased $6.6 million of shares of our common stock in the first three months of the current fiscal year, compared to $3.4 million of shares repurchased in the same period a year ago.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 1.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the three months ended July 3, 2022, we repurchased 181,657 shares of common stock with an aggregate purchase price of $6.6 million. During the three months ended June 27, 2021, 100,954 shares were repurchased with an aggregate purchase price of $3.4 million. As of July 3, 2022, 129,348 shares remained available to be repurchased under the share repurchase program.

We are party to a second amended and restated credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto (collectively, the “Lenders”), whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement refinanced the revolving loan under our previous credit agreement with U.S. Bank and provides us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $250 million. The Revolving Loan Facility includes a $10 million letter of credit subfacility and $25 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 30, 2027. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries. We may use the amount available under the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At July 3, 2022, the effective interest rate on our borrowings was 2.8%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of July 3, 2022, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of July 3, 2022 and expect to remain in compliance with all covenants for the next 12 months.

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

Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended April 3, 2022.

Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,”“expect,” “intend,” “plan,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2022. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our Revolving Loan Facility. A 25-basis point change in interest rates would potentially increase or decrease our annual interest expense by approximately $0.4 million.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of July 3, 2022. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 3, 2022.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously announced, our Board had authorized the repurchase of up to 1.6 million shares of our outstanding common stock. On August 4, 2022, our Board increased the authorization by 1 million shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended July 3, 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs (2)
04/04/2022-05/01/2022	36,410	(1)	$42.57	—	311,005
05/02/2022-05/29/2022	23,090		34.83	23,090	287,915
05/30/2022-07/03/2022	158,567		36.32	158,567	129,348
Total	218,067			181,657
(1) The shares of common stock represent shares that were surrendered to us by stock plan participants in order to         satisfy minimum withholding tax obligations related to the vesting of restricted stock awards and are not shares purchased under the Board authorization described above.
(2) As a result of the increase in the number of shares authorized to be repurchased under our share repurchase program by 1 million on August 4, 2022, the number of shares that may yet be repurchased under the program increased to 1,129,348.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 3, 2022 filed with the SEC on August 4, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at July 3, 2022 and April 3, 2022, (ii) the Condensed Consolidated Statements of Income for the three months ended July 3, 2022 and June 27, 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended July 3, 2022 and June 27, 2021, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three months ended July 3, 2022 and June 27, 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended July 3, 2022 and June 27, 2021, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: August 4, 2022