Form 10-Q
period 2022-10-02
HAWKINS INC
filed 2022-11-02
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 28, 2022
Common Stock, par value $.01 per share	21,019,448

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	October 2, 2022	April 3, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,924	$3,496
Trade accounts receivables, net	131,392	122,826
Inventories	113,062	94,985
Prepaid expenses and other current assets	3,197	6,431
Total current assets	251,575	227,738
PROPERTY, PLANT, AND EQUIPMENT:	321,453	304,055
Less accumulated depreciation	150,442	142,209
Net property, plant, and equipment	171,011	161,846
OTHER ASSETS:
Right-of-use assets	10,019	10,606
Goodwill	77,401	77,401
Intangible assets, net of accumulated amortization	76,687	80,193
Deferred compensation plan asset	6,752	6,783
Other	5,838	2,761
Total other assets	176,697	177,744
Total assets	$599,283	$567,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$60,887	$66,693
Accrued payroll and employee benefits	12,059	19,034
Income tax payable	2,069	39
Current portion of long-term debt	9,913	9,913
Short-term lease liability	1,433	1,657
Other current liabilities	4,490	4,130
Total current liabilities	90,851	101,466
LONG-TERM DEBT, LESS CURRENT PORTION	130,688	115,644
LONG-TERM LEASE LIABILITY	8,758	9,143
PENSION WITHDRAWAL LIABILITY	4,095	4,276
DEFERRED INCOME TAXES	24,325	23,422
DEFERRED COMPENSATION LIABILITY	7,899	8,402
OTHER LONG-TERM LIABILITIES	1,253	2,374
Total liabilities	267,869	264,727
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,817,625 and 20,889,777 shares issued and outstanding as of October 2, 2022 and April 3, 2022, respectively	208	209
Additional paid-in capital	41,294	46,717
Retained earnings	286,179	254,384
Accumulated other comprehensive income	3,733	1,291
Total shareholders’ equity	331,414	302,601
Total liabilities and shareholders’ equity	$599,283	$567,328
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Sales	$241,192	$183,277	$487,735	$364,518
Cost of sales	(194,818)	(145,990)	(394,612)	(288,257)
Gross profit	46,374	37,287	93,123	76,261
Selling, general and administrative expenses	(19,838)	(17,679)	(38,723)	(34,535)
Operating income	26,536	19,608	54,400	41,726
Interest expense, net	(1,383)	(329)	(2,312)	(678)
Other (expense) income	(446)	184	(1,209)	416
Income before income taxes	24,707	19,463	50,879	41,464
Income tax expense	(6,707)	(5,330)	(13,184)	(10,703)
Net income	$18,000	$14,133	$37,695	$30,761

Weighted average number of shares outstanding - basic	20,814,686	20,986,542	20,861,754	21,010,422
Weighted average number of shares outstanding - diluted	20,956,897	21,140,087	21,004,454	21,168,809

Basic earnings per share	$0.86	$0.67	$1.81	$1.46
Diluted earnings per share	$0.86	$0.67	$1.79	$1.45

Cash dividends declared per common share	$0.1400	$0.1300	$0.2800	$0.2525
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Net income	$18,000	$14,133	$37,695	$30,761
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	1,977	—	2,442	—
Total comprehensive income	$19,977	$14,133	$40,137	$30,761
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 3, 2022	20,889,777	$209	$46,717	$254,384	$1,291	$302,601
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,958)	—	(2,958)
Share-based compensation expense	—	—	595	—	—	595
Vesting of restricted stock	102,860	1	(1)	—	—	—
Shares surrendered for payroll taxes	(36,410)	—	(1,550)	—	—	(1,550)
ESPP shares issued	32,768	—	986	—	—	986
Shares repurchased	(181,657)	(2)	(6,555)	—	—	(6,557)
Other comprehensive income, net of tax	—	—	—	—	465	465
Net income	—	—	—	19,695	—	19,695
BALANCE — July 3, 2022	20,807,338	$208	$40,192	$271,121	$1,756	$313,277
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,942)	—	(2,942)
Share-based compensation expense	—	—	1,085	—	—	1,085
Vesting of restricted stock	10,287	—	—	—	—	—
ESPP shares issued	—	—	17	—	—	17
Other comprehensive income, net of tax	—	—	—	—	1,977	1,977
Net income	—	—	—	18,000	—	18,000
BALANCE — October 2, 2022	20,817,625	$208	$41,294	$286,179	$3,733	$331,414

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 28, 2021	20,969,746	$210	$51,138	$213,898	$—	$265,246
Cash dividends declared and paid ($0.1225 per share)	—	—	—	(2,600)	—	(2,600)
Share-based compensation expense	—	—	799	—	—	799
Vesting of restricted stock	123,002	1	(1)	—	—	—
Shares surrendered for payroll taxes	(45,390)	—	(1,467)	—	—	(1,467)
Shares repurchased	(100,954)	(1)	(3,400)	—	—	(3,401)
Net income	—	—	—	16,628	—	16,628
BALANCE — June 27, 2021	20,946,404	$210	$47,069	$227,926	$—	$275,205
Cash dividends declared and paid ($0.13 per share)	—	—	—	(2,756)	—	(2,756)
Share-based compensation expense	—	—	862	—	—	862
Vesting of restricted stock	11,228	—	—	—	—	—
ESPP shares issued	40,300	—	889	—	—	889
Shares repurchased	(109,009)	(1)	(4,019)	—	—	(4,020)
Net income	—	—	—	14,133	—	14,133
BALANCE — September 26, 2021	20,888,923	$209	$44,801	$239,303	$—	$284,313
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 2, 2022	September 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,695	$30,761
Reconciliation to cash flows:
Depreciation and amortization	13,371	11,889
Operating leases	945	948
Loss (Gain) on deferred compensation assets	1,208	(416)
Stock compensation expense	1,680	1,661
Other	187	54
Changes in operating accounts providing (using) cash:
Trade receivables	(8,481)	596
Inventories	(18,077)	(6,458)
Accounts payable	(4,609)	5,116
Accrued liabilities	(8,600)	(5,392)
Lease liabilities	(972)	(991)
Income taxes	2,031	1,053
Other	2,425	1,261
Net cash provided by operating activities	18,803	40,082
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(20,668)	(6,904)
Acquisitions	—	(1,200)
Other	296	181
Net cash used in investing activities	(20,372)	(7,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(5,900)	(5,356)
New shares issued	1,004	889
Payroll taxes paid in exchange for shares withheld	(1,550)	(1,467)
Shares repurchased	(6,557)	(7,421)
Payments on revolving loan	(30,000)	(15,000)
Proceeds from revolving loan borrowings	45,000	—
Net cash provided by (used in) financing activities	1,997	(28,355)
NET INCREASE IN CASH AND CASH EQUIVALENTS	428	3,804
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,496	2,998
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,924	$6,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$11,148	$9,650
Cash paid for interest	$1,879	$563
Noncash investing activities - capital expenditures in accounts payable	$2,535	$1,076
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2022, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended October 2, 2022 are not necessarily indicative of the results that may be expected for the full year.
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

Note 2 — Acquisitions
Acquisition of NAPCO Chemical Company, Inc.: In the fourth quarter of fiscal 2022, we acquired substantially all the assets of NAPCO Chemical Company, Inc. ("NAPCO") for $19.0 million, under the terms of an asset purchase agreement with NAPCO and certain other parties thereto, to further the geographic reach of our Water Treatment segment. NAPCO manufactured and distributed water treatment chemicals from three locations in Texas. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
Acquisition of Water and Waste Specialties, Inc.: In the third quarter of fiscal 2022, we acquired substantially all the assets of Water and Waste Specialties, Inc. for $1.4 million, under the terms of a purchase agreement with Water and Waste Specialties and its shareholders. Water and Waste Specialties was a water treatment chemical distribution company operating primarily in Alabama. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
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

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the three and six months ended October 2, 2022 and September 26, 2021:

	Three months ended October 2, 2022
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$93,548	$77,172	$11,736	$182,456
Distributed specialty products (2)	—	—	28,677	28,677
Bulk products (3)	18,132	7,720	—	25,852
Other	2,259	1,596	352	4,207
Total external customer sales	$113,939	$86,488	$40,765	$241,192

	Three months ended September 26, 2021
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$68,150	$56,373	$7,883	$132,406
Distributed specialty products (2)	—	—	30,062	30,062
Bulk products (3)	13,663	5,242	—	18,905
Other	1,355	496	53	1,904
Total external customer sales	$83,168	$62,111	$37,998	$183,277

	Six months ended October 2, 2022
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$195,160	$147,529	$23,697	$366,386
Distributed specialty products (2)	—	—	59,766	59,766
Bulk products (3)	38,587	14,510	—	53,097
Other	4,902	2,939	645	8,486
Total external customer sales	$238,649	$164,978	$84,108	$487,735

	Six months ended September 26, 2021
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$140,716	$107,601	$15,934	$264,251
Distributed specialty products (2)	—	—	61,004	61,004
Bulk products (3)	25,506	9,795	—	35,301
Other	2,796	953	213	3,962
Total external customer sales	$169,018	$118,349	$77,151	$364,518

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
Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	October 02, 2022	September 26, 2021	October 02, 2022	September 26, 2021
Weighted-average common shares outstanding—basic	20,814,686	20,986,542	20,861,754	21,010,422
Dilutive impact of performance units and restricted stock	142,211	153,545	142,700	158,387
Weighted-average common shares outstanding—diluted	20,956,897	21,140,087	21,004,454	21,168,809
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of October 2, 2022 and April 3, 2022.

 0

(In thousands)		October 2, 2022	April 3, 2022
Assets
Deferred compensation plan assets	Level 1	$7,092	$7,038
Interest rate swap	Level 2	$5,114	$1,769

Note 6 – Inventories
Inventories at October 2, 2022 and April 3, 2022 consisted of the following:

	October 2, 2022	April 3, 2022
(In thousands)
Inventory (FIFO basis)	$143,433	$116,325
LIFO reserve	(30,371)	(21,340)
Net inventory	$113,062	$94,985
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $110.3 million at October 2, 2022 and $83.7 million at April 3, 2022. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $77.4 million as of October 2, 2022 and April 3, 2022, of which $44.9 million was related to our Health and Nutrition segment, $26.0 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment.
A summary of our intangible assets as of October 2, 2022 and April 3, 2022 is as follows:

	October 2, 2022			April 3, 2022
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$109,644	$(35,552)	$74,092	$109,644	$(32,399)	$77,245
Trademarks and trade names	6,370	(5,026)	1,344	6,370	(4,746)	1,624
Other finite-life intangible assets	3,904	(3,880)	24	3,904	(3,807)	97
Total finite-life intangible assets	119,918	(44,458)	75,460	119,918	(40,952)	78,966
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$121,145	$(44,458)	$76,687	$121,145	$(40,952)	$80,193

Note 8 – Debt
Debt at October 2, 2022 and April 3, 2022 consisted of the following:

	October 2, 2022	April 3, 2022

(In thousands)
Senior secured revolving loan	$141,000	$126,000
Less: unamortized debt issuance costs	(399)	(443)
Total debt, net of debt issuance costs	140,601	125,557
Less: current portion of long-term debt	(9,913)	(9,913)
Total long-term debt	$130,688	$115,644
We were in compliance with all covenants of our credit agreement as of October 2, 2022.

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 31, 2019 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was 26% for both the six months ended October 2, 2022 and the six months ended September 26, 2021. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Note 10 – Leases
Lease Obligations. As of October 2, 2022, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining original lease terms of 1 year to 22 years, some of which include options to extend the lease for up to 10 years.
As of October 2, 2022, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.
Expense for leases less than 12 months was not material for the three and six months ended October 2, 2022 and September 26, 2021. Total lease expense was $0.7 million for both the three months ended October 2, 2022 and September 26, 2021, and was $1.5 million and $1.4 million for the six months ended October 2, 2022 and September 26, 2021.

Other information related to our operating leases was as follows:

	October 2, 2022	April 3, 2022
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.67	8.91
Weighted average discount rate	2.6%	2.6%

Maturities of lease liabilities as of October 2, 2022 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2023	$807
Fiscal 2024	1,393
Fiscal 2025	1,330
Fiscal 2026	1,268
Fiscal 2027	1,239
Thereafter	5,024
Total	$11,061
Less: Interest	(870)
Present value of lease liabilities	$10,191

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

The following table represents the restricted stock activity for the six months ended October 2, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	214,478	$25.48
Granted	88,524	38.31
Vested	(102,860)	18.69
Forfeited or expired	(10,884)	34.68
Unvested at end of period	189,258	$34.64
We recorded compensation expense related to performance share units and restricted stock of $0.8 million and $1.2 million for the three and six months ended October 2, 2022, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.6 million and $1.2 million for the three and six months ended September 26, 2021, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of October 2, 2022, there were 12,565 shares of restricted stock with an average grant date fair value of $38.98 outstanding under this program. Compensation expense for both the three months ended October 2, 2022 and September 26, 2021 related to restricted stock awards to the Board was $0.1 million. Compensation expense for both the six months ended October 2, 2022 and September 26, 2021 related to restricted stock awards to the Board was $0.2 million.
Note 12 – Share Repurchase Program
On August 4, 2022, our Board increased the number of shares authorized to be purchased from 1.6 million to 2.6 million shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended October 2, 2022, no shares were repurchased. During the six months ended October 2, 2022, we repurchased 181,657 shares at an aggregate purchase price of $6.6 million. During the three months ended September 26, 2021, we repurchased 109,009 shares at an aggregate purchase price of $4.0 million. During the six months ended September 26, 2021, we repurchased 209,963 shares at an aggregate purchase price of $7.4 million. As of October 2, 2022, 1,129,348 shares remained available to be repurchased under the share repurchase program.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended October 2, 2022:
Sales	$113,939	$86,488	$40,765	$241,192
Gross profit	17,713	20,504	8,157	46,374
Selling, general, and administrative expenses	6,891	9,082	3,865	19,838
Operating income	10,822	11,422	4,292	26,536
Three months ended September 26, 2021:
Sales	$83,168	$62,111	$37,998	$183,277
Gross profit	12,564	17,518	7,205	37,287
Selling, general, and administrative expenses	6,456	7,405	3,818	17,679
Operating income	6,108	10,113	3,387	19,608
Six months ended October 2, 2022:
Sales	$238,649	$164,978	$84,108	$487,735
Gross profit	37,722	39,457	15,944	93,123
Selling, general and administrative expenses	13,276	17,783	7,664	38,723
Operating income	24,446	21,674	8,280	54,400
Six months ended September 26, 2021:
Sales	$169,018	$118,349	$77,151	$364,518
Gross profit	26,818	33,752	15,691	76,261
Selling, general and administrative expenses	12,697	14,467	7,371	34,535
Operating income	14,121	19,285	8,320	41,726

No significant changes to identifiable assets by segment occurred during the six months ended October 2, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the six months ended October 2, 2022 as compared to the similar period ended September 26, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 3, 2022.
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

Share Repurchase Program

On August 4, 2022, our Board increased the number of shares authorized to be repurchased under our share repurchase program from 1.6 million to 2.6 million. As of October 2, 2022, 1,129,348 shares remain available to be repurchased under this program.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Six Months Ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(80.8)%	(79.7)%	(80.9)%	(79.1)%
Gross profit	19.2%	20.3%	19.1%	20.9%
Selling, general and administrative expenses	(8.2)%	(9.6)%	(7.9)%	(9.5)%
Operating income	11.0%	10.7%	11.2%	11.4%
Interest expense, net	(0.6)%	(0.2)%	(0.6)%	(0.2)%
Other (expense) income	(0.2)%	0.1%	(0.2)%	0.1%
Income before income taxes	10.2%	10.6%	10.4%	11.3%
Income tax expense	(2.7)%	(2.9)%	(2.7)%	(2.9)%
Net income	7.5%	7.7%	7.7%	8.4%

Three Months Ended October 2, 2022 Compared to Three Months Ended September 26, 2021

Sales

Sales were $241.2 million for the three months ended October 2, 2022, an increase of $57.9 million, or 32%, from sales of $183.3 million in the same period a year ago, driven primarily by price increases.

Industrial Segment. Industrial segment sales increased $30.7 million, or 37%, to $113.9 million for the three months ended October 2, 2022, from sales of $83.2 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 16% of sales dollars in both the three months ended October 2, 2022 and the same period of the prior year. The increase in sales was driven by increased selling prices on many of our products driven by higher costs on many of our raw materials as well as a product mix shift.

Water Treatment Segment. Water Treatment segment sales increased $24.4 million, or 39%, to $86.5 million for the three months ended October 2, 2022, from sales of $62.1 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in the three months ended October 2, 2022 and 8% in the same period a year ago. Sales increased as a result of increased selling prices on many of our products driven by higher costs on many of our raw materials, the added sales from acquisitions and increased demand for our products.

Health & Nutrition Segment. Health and Nutrition segment sales increased $2.8 million, or 7%, to $40.8 million for the three months ended October 2, 2022, from sales of $38.0 million in the same period a year ago. Sales Increased due to increased sales of our manufactured products.

Gross Profit

Gross profit increased $9.1 million, or 24%, to $46.4 million, or 19% of sales, for the three months ended October 2, 2022, from $37.3 million, or 20% of sales, in the same period a year ago. During the three months ended October 2, 2022, the LIFO reserve increased, and gross profit decreased, by $5.3 million due primarily to rising raw material prices. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $3.0 million.

Industrial Segment. Gross profit for the Industrial segment increased $5.1 million, or 40%, to $17.7 million, or 16% of sales, for the three months ended October 2, 2022, from $12.6 million, or 15% of sales, in the same period a year ago. During the three months ended October 2, 2022, the LIFO reserve increased, and gross profit decreased, by $3.9 million, primarily due to rising raw material prices. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $2.3 million. Gross profit increased as a result of increased sales and a product mix shift, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $3.0 million, or 17%, to $20.5 million, or 24% of sales, for the three months ended October 2, 2022, from $17.5 million, or 28% of sales, in the same period a year ago. During the three months ended October 2, 2022, the LIFO reserve increased, and gross profit decreased, by $1.4 million due primarily to rising raw material prices. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $0.7 million. Gross profit increased as a result of increased sales, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $1.0 million, or 14%, to $8.2 million, or 20% of sales, for the three months ended October 2, 2022, from $7.2 million, or 19% of sales, in the same period a year ago. Gross profit increased as a result of increased sales as well as decreased inventory adjustments in the current quarter as compared to the same quarter a year ago.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $2.1 million to $19.8 million, or 8% of sales, for the three months ended October 2, 2022, from $17.7 million, or 10% of sales, in the same period a year ago. Expenses increased due to the added costs from the acquired business in our Water Treatment segment, as well as increased variable expenses.
Operating Income

Operating income increased $6.9 million, or 35%, to $26.5 million, or 11% of sales, for the three months ended October 2, 2022, from $19.6 million, or 11% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $1.4 million for the three months ended October 2, 2022 and $0.3 million the three months ended September 26, 2021. The increase was due to an increase in borrowing interest rates as well as an increase in outstanding borrowings due to increased working capital needs.

Other (Expense) Income

Other expense was $0.4 million for the three months ended October 2, 2022 compared to other income of $0.2 million in the same period a year ago. The current year expense represents losses recorded on investments held for our non-qualified deferred compensation plan, whereas the income in the prior represented gains recorded on those investments. The amounts recorded as a gain or loss were offset by similar amounts recorded as a decrease or increase to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate was 27% for both the three months ended October 2, 2022 and the three months ended September 26, 2021. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26 to 27%.

Six Months Ended October 2, 2022 Compared to Six Months Ended September 26, 2021

Sales

Sales were $487.7 million for the six months ended October 2, 2022, an increase of $123.2 million, or 34%, from sales of $364.5 million in the same period a year ago, driven primarily by price increases.

Industrial Segment. Industrial segment sales increased $69.6 million, or 41%, to $238.6 million for the six months ended October 2, 2022, from sales of $169.0 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 16% of sales dollars in the six months ended October 2, 2022 and 15% in the same period of the prior year. Sales increased as a result of increased selling prices on many of our products driven by higher costs on many of our raw materials as well as a product mix shift.

Water Treatment Segment. Water Treatment segment sales increased $46.7 million, or 39%, to $165.0 million for the six months ended October 2, 2022, from sales of $118.3 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in the six months ended October 2, 2022 and 8% in the same period of the prior year. Sales increased as a result of increased selling prices on many of our products driven by higher costs on many of our raw materials, the added sales from acquisitions and increased demand for our products.

Health & Nutrition Segment. Health and Nutrition segment sales increased $6.9 million, or 9%, to $84.1 million for the six months ended October 2, 2022, from sales of $77.2 million in the same period a year ago. Sales increased due to increased sales of our manufactured products.

Gross Profit

Gross profit increased $16.8 million, or 22%, to $93.1 million, or 19% of sales, for the six months ended October 2, 2022, from $76.3 million, or 21% of sales, in the same period a year ago. During the six months ended October 2, 2022, the LIFO reserve increased, and gross profit decreased, by $9.0 million, due primarily to rising raw material costs. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $4.8 million.

Industrial Segment. Gross profit for the Industrial segment increased $10.9 million, or 41%, to $37.7 million, or 16% of sales, for the six months ended October 2, 2022, from $26.8 million, or 16% of sales, in the same period a year ago. During the six months ended October 2, 2022, the LIFO reserve increased, and gross profit decreased, by $6.6 million, due primarily to rising raw material costs. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $3.7 million. Gross profit increased as a result of increased sales and a product mix shift, partially offset by the unfavorable year-over-year impact of the increase in the LIFO reserve.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $5.7 million, or 17%, to $39.5 million, or 24% of sales, for the six months ended October 2, 2022, from $33.8 million, or 29% of sales, in the same period a year ago. During the six months ended October 2, 2022, the LIFO reserve increased, and gross profit decreased, by $2.4 million due primarily to rising raw material costs. In the same period a year ago, the LIFO reserve increased and gross profit decreased by $1.1 million. Gross profit increased as a result of increased sales, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $0.2 million, to $15.9 million, or 19% of sales, for the six months ended October 2, 2022, from $15.7 million, or 20% of sales, in the same period a year ago. Gross profit increased as a result of increased sales.

Selling, General and Administrative Expenses

SG&A expenses increased $4.2 million to $38.7 million, or 8% of sales, for the six months ended October 2, 2022, from $34.5 million, or 9% of sales, in the same period a year ago. Expenses increased due to the added costs from the acquired businesses in our Water Treatment segment, as well as increased variable expenses, partially offset by a $1.6 million decrease in compensation expense relating to the non-qualified deferred compensation plan liability which is offset in "Other (Expense) Income" as described below.

Operating Income

Operating income increased $12.7 million, or 30%, to $54.4 million, or 11% of sales, for the six months ended October 2, 2022, from $41.7 million, or 11% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $2.3 million for the six months ended October 2, 2022 and $0.7 million for the six months ended September 26, 2021. The increase was due to an increase in borrowing interest rates as well as an increase in outstanding borrowings due to increased working capital needs.

Other (Expense) Income

Other expense was $1.2 million for the six months ended October 2, 2022 compared to other income of $0.4 million in the same period a year ago. The current year expense represents losses recorded on investments held for our non-qualified deferred compensation plan, whereas the income in the prior year represented gains recorded on those investments. The amounts recorded as a gain or loss were offset by a similar amounts recorded as a decrease or increase to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate was 26% for both the six months ended October 2, 2022 and in the same period a year ago. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26 to 27%.

Liquidity and Capital Resources

Cash was $3.9 million at October 2, 2022, an increase of $0.4 million as compared with the $3.5 million available as of April 3, 2022.

Cash provided by operating activities was $18.8 million for the six months ended October 2, 2022, compared to cash provided by operating activities of $40.1 million in the same period a year ago. The year-over-year decrease in cash provided by operating activities was primarily driven by an increase in year-over-year changes in uses of working capital, including more cash expended in the first six months of the current year for inventory, customer receivables, and accounts payable, partially offset by increased net income for the six months ended October 2, 2022 compared to the same period a year ago. The current year increase in inventory and accounts receivable was largely due to increased raw material prices and increased sales. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.

Cash used in investing activities was $20.4 million for the six months ended October 2, 2022, compared to $7.9 million in the same period a year ago. Capital expenditures were $20.7 million for the six months ended October 2, 2022, compared to $6.9 million in the same period a year ago. In the first six months of the current year, we invested an additional $1.1 million to complete the expansion of our Illinois manufacturing facility, purchased a previously leased facility for $0.9 million, and had significantly larger investments in trucks, containers and new and replacement equipment compared to the first six months of the prior year.

Cash provided by financing activities was $2.0 million for the six months ended October 2, 2022, compared to $28.4 million of cash used in financing activities in the same period a year ago. Included in financing activities in the first six months of the current year were net debt proceeds of $15.0 million, compared to net debt payments of $15.0 million in the first six months of the prior year. The large increase in our working capital needs in the current year, as discussed above, required us to increase our borrowings. In addition, we repurchased $6.6 million of shares of our common stock in the first six months of the current fiscal year, compared to $7.4 million of shares repurchased in the same period a year ago.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the six months ended October 2, 2022, we repurchased 181,657 shares of common stock with an aggregate purchase price of $6.6 million. During the six months ended September 26, 2021, 209,963 shares were repurchased with an aggregate purchase price of $7.4 million. As of October 2, 2022, 1,129,348 shares remained available to be repurchased under the share repurchase program.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At October 2, 2022, the effective interest rate on our borrowings was 3.4%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of October 2, 2022, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of October 2, 2022 and expect to remain in compliance with all covenants for the next 12 months.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million and it will terminate on May 1, 2027. As of October 2, 2022, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.2 million.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of October 2, 2022. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended October 2, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
07/04/2022-07/31/2022	—	$—	—	1,129,348
08/01/2022-08/28/2022	—	—	—	1,129,348
08/29/2022-10/02/2022	—	—	—	1,129,348
Total	—		—

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended October 2, 2022 filed with the SEC on November 2, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at October 2, 2022 and April 3, 2022, (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 2, 2022 and September 26, 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 2, 2022 and September 26, 2021, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and six months ended October 2, 2022 and September 26, 2021, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended October 2, 2022 and September 26, 2021, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: November 2, 2022