Form 10-Q
period 2023-01-01
HAWKINS INC
filed 2023-02-01
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at January 27, 2023
Common Stock, par value $.01 per share	21,052,277

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	January 1, 2023	April 3, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,146	$3,496
Trade accounts receivables, net	125,471	122,826
Inventories	101,581	94,985
Prepaid expenses and other current assets	7,050	6,431
Total current assets	240,248	227,738
PROPERTY, PLANT, AND EQUIPMENT:	333,781	304,055
Less accumulated depreciation	155,406	142,209
Net property, plant, and equipment	178,375	161,846
OTHER ASSETS:
Right-of-use assets	10,551	10,606
Goodwill	77,401	77,401
Intangible assets, net of accumulated amortization	74,946	80,193
Deferred compensation plan asset	6,987	6,783
Other	5,496	2,761
Total other assets	175,381	177,744
Total assets	$594,004	$567,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$50,573	$66,693
Accrued payroll and employee benefits	16,320	19,034
Income tax payable	1,801	39
Current portion of long-term debt	9,913	9,913
Short-term lease liability	1,689	1,657
Other current liabilities	4,584	4,130
Total current liabilities	84,880	101,466
LONG-TERM DEBT, LESS CURRENT PORTION	120,710	115,644
LONG-TERM LEASE LIABILITY	9,082	9,143
PENSION WITHDRAWAL LIABILITY	4,004	4,276
DEFERRED INCOME TAXES	24,297	23,422
DEFERRED COMPENSATION LIABILITY	8,384	8,402
OTHER LONG-TERM LIABILITIES	1,487	2,374
Total liabilities	252,844	264,727
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,850,454 and 20,889,777 shares issued and outstanding as of January 1, 2023 and April 3, 2022, respectively	209	209
Additional paid-in capital	43,388	46,717
Retained earnings	293,969	254,384
Accumulated other comprehensive income	3,594	1,291
Total shareholders’ equity	341,160	302,601
Total liabilities and shareholders’ equity	$594,004	$567,328
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Sales	$219,218	$187,050	$706,953	$551,568
Cost of sales	(182,947)	(153,110)	(577,559)	(441,367)
Gross profit	36,271	33,940	129,394	110,201
Selling, general and administrative expenses	(21,004)	(19,681)	(59,727)	(54,216)
Operating income	15,267	14,259	69,667	55,985
Interest expense, net	(1,546)	(317)	(3,858)	(995)
Other income (expense)	465	132	(744)	548
Income before income taxes	14,186	14,074	65,065	55,538
Income tax expense	(3,453)	(3,870)	(16,637)	(14,573)
Net income	$10,733	$10,204	$48,428	$40,965

Weighted average number of shares outstanding - basic	20,818,347	20,885,232	20,847,285	20,968,692
Weighted average number of shares outstanding - diluted	20,974,264	21,054,603	21,004,849	21,142,515

Basic earnings per share	$0.52	$0.49	$2.32	$1.95
Diluted earnings per share	$0.51	$0.48	$2.31	$1.94

Cash dividends declared per common share	$0.1400	$0.1300	$0.4200	$0.3825
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Net income	$10,733	$10,204	$48,428	$40,965
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(139)	—	2,303	—
Total comprehensive income	$10,594	$10,204	$50,731	$40,965
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 3, 2022	20,889,777	$209	$46,717	$254,384	$1,291	$302,601
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,958)	—	(2,958)
Share-based compensation expense	—	—	595	—	—	595
Vesting of restricted stock	102,860	1	(1)	—	—	—
Shares surrendered for payroll taxes	(36,410)	—	(1,550)	—	—	(1,550)
ESPP shares issued	32,768	—	986	—	—	986
Shares repurchased	(181,657)	(2)	(6,555)	—	—	(6,557)
Other comprehensive income, net of tax	—	—	—	—	465	465
Net income	—	—	—	19,695	—	19,695
BALANCE — July 3, 2022	20,807,338	$208	$40,192	$271,121	$1,756	$313,277
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,942)	—	(2,942)
Share-based compensation expense	—	—	1,085	—	—	1,085
Vesting of restricted stock	10,287	—	—	—	—	—
ESPP shares issued	—	—	17	—	—	17
Other comprehensive income, net of tax	—	—	—	—	1,977	1,977
Net income	—	—	—	18,000	—	18,000
BALANCE — October 2, 2022	20,817,625	$208	$41,294	$286,179	$3,733	$331,414
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,943)	—	(2,943)
Share-based compensation expense	—	—	1,084	—	—	1,084
ESPP shares issued	32,829	1	1,010	—	—	1,011
Other comprehensive loss, net of tax	—	—	—	—	(139)	(139)
Net income	—	—	—	10,733	—	10,733
BALANCE — January 1, 2023	20,850,454	$209	$43,388	$293,969	$3,594	$341,160
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 28, 2021	20,969,746	$210	$51,138	$213,898	$—	$265,246
Cash dividends declared and paid ($0.1225 per share)	—	—	—	(2,600)	—	(2,600)
Share-based compensation expense	—	—	799	—	—	799
Vesting of restricted stock	123,002	1	(1)	—	—	—
Shares surrendered for payroll taxes	(45,390)	—	(1,467)	—	—	(1,467)
Shares repurchased	(100,954)	(1)	(3,400)	—	—	(3,401)
Net income	—	—	—	16,628	—	16,628
BALANCE — June 27, 2021	20,946,404	$210	$47,069	$227,926	$—	$275,205
Cash dividends declared and paid ($0.13 per share)	—	—	—	(2,756)	—	(2,756)
Share-based compensation expense	—	—	862	—	—	862
Vesting of restricted stock	11,228	—	—	—	—	—
ESPP shares issued	40,300	—	889	—	—	889
Shares repurchased	(109,009)	(1)	(4,019)	—	—	(4,020)
Net income	—	—	—	14,133	—	14,133
BALANCE — September 26, 2021	20,888,923	$209	$44,801	$239,303	$—	$284,313
Cash dividends declared and paid ($0.13 per share)	—	—	—	(2,745)	—	(2,745)
Share-based compensation expense	—	—	1,046	—	—	1,046
Shares repurchased	(30,538)	—	(1,124)	—	—	(1,124)
Net income	—	—	—	10,204	$—	10,204
BALANCE — December 26, 2021	20,858,385	$209	$44,723	$246,762	$—	$291,694
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	January 1, 2023	December 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,428	$40,965
Reconciliation to cash flows:
Depreciation and amortization	20,373	17,859
Operating leases	1,442	1,416
Loss (Gain) on deferred compensation assets	744	(548)
Stock compensation expense	2,764	2,707
Other	225	379
Changes in operating accounts providing (using) cash:
Trade receivables	(2,336)	(10,847)
Inventories	(6,596)	(12,311)
Accounts payable	(16,231)	6,094
Accrued liabilities	(3,652)	(1,589)
Lease liabilities	(1,453)	(1,431)
Income taxes	1,762	(635)
Other	(929)	(3,350)
Net cash provided by operating activities	44,541	38,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(32,307)	(15,700)
Acquisitions	—	(2,575)
Other	352	230
Net cash used in investing activities	(31,955)	(18,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(8,843)	(8,101)
New shares issued	2,014	889
Payroll taxes paid in exchange for shares withheld	(1,550)	(1,467)
Shares repurchased	(6,557)	(8,545)
Payments on revolving loan	(40,000)	(15,000)
Proceeds from revolving loan borrowings	45,000	32,000
Net cash used in financing activities	(9,936)	(224)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,650	20,440
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,496	2,998
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,146	$23,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$14,847	$15,208
Cash paid for interest	$3,345	$746
Noncash investing activities - capital expenditures in accounts payable	$3,844	$1,018
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2022, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended January 1, 2023 are not necessarily indicative of the results that may be expected for the full year.
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

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the three and nine months ended January 1, 2023 and December 26, 2021:

	Three months ended January 1, 2023
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$91,658	$60,583	$11,935	$164,176
Distributed specialty products (2)	—	—	23,833	23,833
Bulk products (3)	20,364	6,649	—	27,013
Other	2,414	1,317	465	4,196
Total external customer sales	$114,436	$68,549	$36,233	$219,218

	Three months ended December 26, 2021
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$82,905	$44,241	$7,750	$134,896
Distributed specialty products (2)	—	—	29,082	29,082
Bulk products (3)	15,659	4,689	—	20,348
Other	1,990	826	(92)	2,724
Total external customer sales	$100,554	$49,756	$36,740	$187,050

	Nine months ended January 1, 2023
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$286,818	$208,112	$35,632	$530,562
Distributed specialty products (2)	—	—	83,599	83,599
Bulk products (3)	58,951	21,159	—	80,110
Other	7,316	4,256	1,110	12,682
Total external customer sales	$353,085	$233,527	$120,341	$706,953

	Nine months ended December 26, 2021
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$223,621	$151,842	$23,684	$399,147
Distributed specialty products (2)	—	—	90,086	90,086
Bulk products (3)	41,165	14,484	—	55,649
Other	4,786	1,779	121	6,686
Total external customer sales	$269,572	$168,105	$113,891	$551,568

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
Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	January 01, 2023	December 26, 2021	January 01, 2023	December 26, 2021
Weighted-average common shares outstanding—basic	20,818,347	20,885,232	20,847,285	20,968,692
Dilutive impact of performance units and restricted stock	155,917	169,371	157,564	173,823
Weighted-average common shares outstanding—diluted	20,974,264	21,054,603	21,004,849	21,142,515
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

Our financial assets that are measured at fair value on a recurring basis are an interest rate swap and assets held in a deferred compensation retirement plan. Both of these assets are classified as long-term assets on our balance sheet, with the portion of the deferred compensation retirement plan assets expected to be paid within twelve months classified as current assets. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of January 1, 2023 and April 3, 2022.

 0

(In thousands)		January 1, 2023	April 3, 2022
Assets
Deferred compensation plan assets	Level 1	$7,551	$7,038
Interest rate swap	Level 2	$4,924	$1,769

Note 6 – Inventories
Inventories at January 1, 2023 and April 3, 2022 consisted of the following:

	January 1, 2023	April 3, 2022
(In thousands)
Inventory (FIFO basis)	$135,618	$116,325
LIFO reserve	(34,037)	(21,340)
Net inventory	$101,581	$94,985
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $104.7 million at January 1, 2023 and $83.7 million at April 3, 2022. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $77.4 million as of January 1, 2023 and April 3, 2022, of which $44.9 million was related to our Health and Nutrition segment, $26.0 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment.
A summary of our intangible assets as of January 1, 2023 and April 3, 2022 is as follows:

	January 1, 2023			April 3, 2022
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$109,644	$(37,128)	$72,516	$109,644	$(32,399)	$77,245
Trademarks and trade names	6,370	(5,167)	1,203	6,370	(4,746)	1,624
Other finite-life intangible assets	3,904	(3,904)	—	3,904	(3,807)	97
Total finite-life intangible assets	119,918	(46,199)	73,719	119,918	(40,952)	78,966
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$121,145	$(46,199)	$74,946	$121,145	$(40,952)	$80,193

Note 8 – Debt
Debt at January 1, 2023 and April 3, 2022 consisted of the following:

	January 1, 2023	April 3, 2022

(In thousands)
Senior secured revolving loan	$131,000	$126,000
Less: unamortized debt issuance costs	(377)	(443)
Total debt, net of debt issuance costs	130,623	125,557
Less: current portion of long-term debt	(9,913)	(9,913)
Total long-term debt	$120,710	$115,644
We were in compliance with all covenants of our credit agreement as of January 1, 2023.

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 31, 2019 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was 26% for both the nine months ended January 1, 2023 and the nine months ended December 26, 2021. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Note 10 – Leases
Lease Obligations. As of January 1, 2023, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining original lease terms of 1 year to 22 years, some of which include options to extend the lease for up to 10 years.
As of January 1, 2023, our operating lease components with initial or remaining terms in excess of one year were classified on the condensed consolidated balance sheet within right of use assets, short-term lease liability and long-term lease liability.
Expense for leases less than 12 months was not material for the three and nine months ended January 1, 2023 and December 26, 2021. Total lease expense was $0.8 million for the three months ended January 1, 2023 and $0.7 million for the three months ended December 26, 2021, and was $2.4 million for the nine months ended January 1, 2023 and $2.1 million for the nine months ended December 26, 2021.

Other information related to our operating leases was as follows:

	January 1, 2023	April 3, 2022
Lease Term and Discount Rate
Weighted average remaining lease term (years)	8.02	8.91
Weighted average discount rate	2.8%	2.6%

Maturities of lease liabilities as of January 1, 2023 were as follows:

(In thousands)	Operating Leases
Remaining fiscal 2023	$475
Fiscal 2024	1,850
Fiscal 2025	1,742
Fiscal 2026	1,598
Fiscal 2027	1,340
Thereafter	5,145
Total	$12,150
Less: Interest	(1,379)
Present value of lease liabilities	$10,771

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

The following table represents the restricted stock activity for the nine months ended January 1, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	214,478	$25.48
Granted	88,524	38.31
Vested	(102,860)	18.69
Forfeited or expired	(10,884)	34.68
Unvested at end of period	189,258	$34.64
We recorded compensation expense for both the three months ended January 1, 2023 and December 26, 2021 related to performance share units and restricted stock of $0.8 million. We recorded compensation expense for both the nine months ended January 1, 2023 and December 26, 2021 related to performance share units and restricted stock of $2.0 million. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of January 1, 2023, there were 12,565 shares of restricted stock with an average grant date fair value of $38.98 outstanding under this program. Compensation expense for the three and nine months ended January 1, 2023 related to restricted stock awards to the Board was $0.1 million and $0.3 million, respectively. Compensation expense for the three and nine months ended December 26, 2021 related to restricted stock awards to the Board was $0.1 million and $0.2 million, respectively.
Note 12 – Share Repurchase Program
On August 4, 2022, our Board increased the number of shares authorized to be purchased from 1.6 million to 2.6 million shares of our outstanding common stock for cash on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended January 1, 2023, no shares were repurchased, and during the nine months ended January 1, 2023, we repurchased 181,657 shares at an aggregate purchase price of $6.6 million. During the three months ended December 26, 2021, we repurchased 30,538 shares at an aggregate purchase price of $1.1 million, and during the nine months ended December 26, 2021, we repurchased 240,501 shares at an aggregate purchase price of $8.5 million. As of January 1, 2023, 1,129,348 shares remained available to be repurchased under the share repurchase program.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended January 1, 2023:
Sales	$114,436	$68,549	$36,233	$219,218
Gross profit	15,994	13,268	7,009	36,271
Selling, general, and administrative expenses	7,978	9,003	4,023	21,004
Operating income	8,016	4,265	2,986	15,267
Three months ended December 26, 2021:
Sales	$100,554	$49,756	$36,740	$187,050
Gross profit	15,303	11,103	7,534	33,940
Selling, general, and administrative expenses	7,367	8,254	4,060	19,681
Operating income	7,936	2,849	3,474	14,259
Nine months ended January 1, 2023:
Sales	$353,085	$233,527	$120,341	$706,953
Gross profit	53,716	52,725	22,953	129,394
Selling, general and administrative expenses	21,254	26,786	11,687	59,727
Operating income	32,462	25,939	11,266	69,667
Nine months ended December 26, 2021:
Sales	$269,572	$168,105	$113,891	$551,568
Gross profit	42,121	44,855	23,225	110,201
Selling, general and administrative expenses	20,064	22,721	11,431	54,216
Operating income	22,057	22,134	11,794	55,985

No significant changes to identifiable assets by segment occurred during the nine months ended January 1, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the nine months ended January 1, 2023 as compared to the similar period ended December 26, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 3, 2022.
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

Share Repurchase Program

On August 4, 2022, our Board increased the number of shares authorized to be repurchased under our share repurchase program from 1.6 million to 2.6 million. As of January 1, 2023, 1,129,348 shares remain available to be repurchased under this program.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Nine Months Ended
	January 1, 2023	December 26, 2021	January 1, 2023	December 26, 2021
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(83.5)%	(81.9)%	(81.7)%	(80.0)%
Gross profit	16.5%	18.1%	18.3%	20.0%
Selling, general and administrative expenses	(9.6)%	(10.5)%	(8.4)%	(9.8)%
Operating income	6.9%	7.6%	9.9%	10.2%
Interest expense, net	(0.7)%	(0.2)%	(0.5)%	(0.2)%
Other (expense) income	0.2%	0.1%	(0.1)%	0.1%
Income before income taxes	6.4%	7.5%	9.3%	10.1%
Income tax expense	(1.6)%	(2.1)%	(2.4)%	(2.6)%
Net income	4.8%	5.4%	6.9%	7.5%

Three Months Ended January 1, 2023 Compared to Three Months Ended December 26, 2021

Sales

Sales were $219.2 million for the three months ended January 1, 2023, an increase of $32.1 million, or 17%, from sales of $187.1 million in the same period a year ago, driven primarily by increased selling prices.

Industrial Segment. Industrial segment sales increased $13.8 million or 14%, to $114.4 million for the three months ended January 1, 2023, from sales of $100.6 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 18% of sales dollars in the three months ended January 1, 2023 and 16% in the same period of the prior year. The increase in sales was driven by increased selling prices on many of our products driven by higher costs on many of our raw materials.

Water Treatment Segment. Water Treatment segment sales increased $18.7 million, or 38%, to $68.5 million for the three months ended January 1, 2023, from sales of $49.8 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 10% of sales dollars in the three months ended January 1, 2023 and 9% in the same period a year ago. Sales increased as a result of increased selling prices on many of our products driven by higher costs on many of our raw materials, added sales from acquired businesses and increased sales of our products.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $0.5 million, or 1%, to $36.2 million for the three months ended January 1, 2023, from sales of $36.7 million in the same period a year ago. Increased sales of our manufactured products were more than offset by a decrease in sales of our specialty distributed products.

Gross Profit

Gross profit increased $2.4 million, or 7%, to $36.3 million, or 17% of sales, for the three months ended January 1, 2023, from $33.9 million, or 18% of sales, in the same period a year ago. During the three months ended January 1, 2023, the LIFO reserve increased, and gross profit decreased, by $3.7 million due primarily to rising raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $2.9 million. Gross profit increased due to increased revenue, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve.

Industrial Segment. Gross profit for the Industrial segment increased $0.7 million, or 5%, to $16.0 million, or 14% of sales, for the three months ended January 1, 2023, from $15.3 million, or 15% of sales, in the same period a year ago. During the three months ended January 1, 2023, the LIFO reserve increased, and gross profit decreased, by $2.0 million, primarily due to rising raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $2.2 million. Gross profit increased as a result of increased sales as well as improved unit margins on many of our products.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $2.2 million, or 20%, to $13.3 million, or 19% of sales, for the three months ended January 1, 2023, from $11.1 million, or 22% of sales, in the same period a year ago. During the three months ended January 1, 2023, the LIFO reserve increased, and gross profit decreased, by $1.7 million due primarily to rising raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $0.6 million. Gross profit increased as a result of increased sales, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $0.5 million, or 7.0%, to $7.0 million, or 19% of sales, for the three months ended January 1, 2023, from $7.5 million, or 21% of sales, in the same period a year ago. Gross profit decreased as a result of decreased sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $1.3 million to $21.0 million, or 10% of sales, for the three months ended January 1, 2023, from $19.7 million, or 11% of sales, in the same period a year ago. Expenses increased primarily due to the added costs from the acquired business in our Water Treatment segment.
Operating Income

Operating income increased $1.0 million, or 7%, to $15.3 million, or 7% of sales, for the three months ended January 1, 2023, from $14.3 million, or 8% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $1.5 million for the three months ended January 1, 2023 and $0.3 million the same period a year ago. The increase was due to an increase in borrowing interest rates as well as an increase in outstanding borrowings due to increased working capital needs.

Other (Expense) Income

Other income was $0.5 million for the three months ended January 1, 2023 and $0.1 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as a decrease to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate was 24% for the three months ended January 1, 2023 and 27% the three months ended December 26, 2021. The effective tax rate decreased from the prior year due to favorable tax provision adjustments recorded in the third quarter of fiscal 2023. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26 to 27%.

Nine Months Ended January 1, 2023 Compared to Nine Months Ended December 26, 2021

Sales

Sales were $707.0 million for the nine months ended January 1, 2023, an increase of $155.4 million, or 28%, from sales of $551.6 million in the same period a year ago, driven primarily by increased selling prices.

Industrial Segment. Industrial segment sales increased $83.5 million, or 31%, to $353.1 million for the nine months ended January 1, 2023, from sales of $269.6 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 17% of sales dollars in the nine months ended January 1, 2023 and 15% in the same period of the prior year. Sales increased as a result of increased selling prices on many of our products driven by higher costs on many of our raw materials.

Water Treatment Segment. Water Treatment segment sales increased $65.4 million, or 39%, to $233.5 million for the nine months ended January 1, 2023, from sales of $168.1 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both the nine months ended January 1, 2023 and the same period of the prior year. Sales increased as a result of increased selling prices on many of our products driven by higher costs on many of our raw materials, added sales from acquired businesses and increased sales of our products.

Health & Nutrition Segment. Health and Nutrition segment sales increased $6.4 million, or 6%, to $120.3 million for the nine months ended January 1, 2023, from sales of $113.9 million in the same period a year ago. Increased sales of our manufactured products more than offset a decrease in sales of our specialty distributed products.

Gross Profit

Gross profit increased $19.2 million or 17%, to $129.4 million, or 18% of sales, for the nine months ended January 1, 2023, from $110.2 million, or 20% of sales, in the same period a year ago. During the nine months ended January 1, 2023, the LIFO reserve increased, and gross profit decreased, by $12.7 million, due primarily to rising raw material costs. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $7.6 million. Gross profit increased due to increased revenue, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve.

Industrial Segment. Gross profit for the Industrial segment increased $11.6 million, or 28%, to $53.7 million, or 15% of sales, for the nine months ended January 1, 2023, from $42.1 million, or 16% of sales, in the same period a year ago. During the nine months ended January 1, 2023, the LIFO reserve increased, and gross profit decreased, by $8.5 million, due primarily to rising raw material costs. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $5.9 million. Gross profit increased as a result of increased sales as well as improved unit margins on many of our products, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $7.8 million, or 17%, to $52.7 million, or 23% of sales, for the nine months ended January 1, 2023, from $44.9 million, or 27% of sales, in the same period a year ago. During the nine months ended January 1, 2023, the LIFO reserve increased, and gross profit decreased, by $4.2 million due primarily to rising raw material costs. In the same period a year ago, the LIFO reserve increased and gross profit decreased by $1.7 million. Gross profit increased as a result of increased sales, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $0.2 million, to $23.0 million, or 19% of sales, for the nine months ended January 1, 2023, from $23.2 million, or 20% of sales, in the same period a year ago. In spite of an increase in overall sales dollars, gross profit decreased as a result of a product mix shift.

Selling, General and Administrative Expenses

SG&A expenses increased $5.5 million to $59.7 million, or 8% of sales, for the nine months ended January 1, 2023, from $54.2 million, or 10% of sales, in the same period a year ago. Expenses increased primarily due to the added costs from the acquired businesses in our Water Treatment segment and increased wages, partially offset by and a $1.3 million decrease in compensation expense relating to the non-qualified deferred compensation plan liability which is offset in "Other (Expense) Income" as described below.

Operating Income

Operating income increased $13.7 million, or 24%, to $69.7 million, or 10% of sales, for the nine months ended January 1, 2023, from $56.0 million, or 10% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $3.9 million for the nine months ended January 1, 2023 and $1.0 million for the same period a year ago. The increase was due to an increase in borrowing interest rates as well as an increase in outstanding borrowings due to increased working capital needs.

Other (Expense) Income

Other expense was $0.7 million for the nine months ended January 1, 2023 compared to other income of $0.5 million in the same period a year ago. The current year expense represents losses recorded on investments held for our non-qualified deferred compensation plan, whereas the income in the prior year represented gains recorded on those investments. The amounts recorded as a gain or loss were offset by similar amounts recorded as a decrease or increase to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate was 26% for both the nine months ended January 1, 2023 and in the same period a year ago. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26 to 27%.

Liquidity and Capital Resources

Cash was $6.1 million at January 1, 2023, an increase of $2.7 million as compared with the $3.5 million available as of April 3, 2022.

Cash provided by operating activities was $44.5 million for the nine months ended January 1, 2023, compared to cash provided by operating activities of $38.7 million in the same period a year ago. The year-over-year increase in cash provided by operating activities was primarily driven by increased net income. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.

Cash used in investing activities was $32.0 million for the nine months ended January 1, 2023, compared to $18.0 million in the same period a year ago. Capital expenditures were $32.3 million for the nine months ended January 1, 2023, compared to $15.7 million in the same period a year ago. In the first nine months of the current year, we invested nearly $4 million on rail expansion projects at three of our facilities, an additional $1.1 million to complete an expansion of our Illinois manufacturing facility, purchased a previously leased facility for $0.9 million, and had larger investments in trucks, safety equipment and new and replacement equipment compared to the first nine months of the prior year.

Cash provided by financing activities was $9.9 million for the nine months ended January 1, 2023, compared to $0.2 million of cash used in financing activities in the same period a year ago. Included in financing activities in the first nine months of the current year were net debt proceeds of $5.0 million, compared to net debt proceeds of $17.0 million in the first nine months of the prior year. In addition, we repurchased $6.6 million of shares of our common stock in the first nine months of the current fiscal year, compared to $8.5 million of shares repurchased in the same period a year ago.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the nine months ended January 1, 2023, we repurchased 181,657 shares of common stock with an aggregate purchase price of $6.6 million. During the nine months ended December 26, 2021, 240,501 shares were repurchased with an aggregate purchase price of $8.5 million. As of January 1, 2023, 1,129,348 shares remained available to be repurchased under the share repurchase program.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At January 1, 2023, the effective interest rate on our borrowings was 4.2%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of January 1, 2023, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of January 1, 2023 and expect to remain in compliance with all covenants for the next 12 months.

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

Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2022. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million and it will terminate on May 1, 2027. As of January 1, 2023, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.2 million.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of January 1, 2023. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended January 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
10/03/2022-10/30/2022	—	$—	—	1,129,348
10/31/2022-11/27/2022	—	—	—	1,129,348
11/28/2022-01/01/2023	—	—	—	1,129,348
Total	—		—

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended January 1, 2023 filed with the SEC on February 1, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at January 1, 2023 and April 3, 2022, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended January 1, 2023 and December 26, 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended January 1, 2023 and December 26, 2021, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and nine months ended January 1, 2023 and December 26, 2021, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended January 1, 2023 and December 26, 2021, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: February 1, 2023