Form 10-K
period 2023-04-02
HAWKINS INC
filed 2023-05-17
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	April 2, 2023
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant on October 2, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $787.1 million based upon the closing sale price for the Registrant’s common shares on that date as reported by The Nasdaq Stock Market LLC, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 12, 2023, the Registrant had 21,003,799 shares of common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the annual meeting of shareholders to be held August 2, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to "fiscal 2024" means our fiscal year ending March 31, 2024, “fiscal 2023” means our fiscal year ended April 2, 2023, “fiscal 2022” means our fiscal year ended April 3, 2022, and “fiscal 2021” means our fiscal year ended March 28, 2021.
ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended April 2, 2023

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

The Industrial Group:

•Manufactures sodium hypochlorite (bleach), certain food-grade and pharmaceutical products, including liquid phosphates, lactates and other blended products, and agricultural products;

•Receives, stores and distributes various chemicals in bulk quantities, including liquid caustic soda, sulfuric acid, hydrochloric acid, urea, phosphoric acid, aqua ammonia and potassium hydroxide;

•Repackages water treatment chemicals for our Water Treatment Group and bulk industrial chemicals to sell in smaller quantities to our customers; and

•Performs custom blending of chemicals according to customer formulas and specifications.

The group’s sales are concentrated primarily in the central United States, while the group’s products sold into the food and pharmaceutical markets are sold nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through manufacturing locations and terminal operations. Agricultural sales within this group tend to be seasonal, with higher sales due to the application of fertilizer during the typical planting season of March through June given the regions of the country we serve.

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

The Water Treatment group operates out of 39 warehouses supplying products and services to customers primarily in the central United States, throughout the Mississippi River watershed and along the southern United States from Texas to Florida. We expect to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

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

The Health and Nutrition Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group’s extensive product portfolio combined with value-added services, including product formulation, sourcing and distribution, and processing and blending, positions this group as a one-stop ingredient solutions provider to its customers. The group also follows rigorous quality control and compliance processes to provide reliable, high-quality products to its customers. The group operates out of facilities in California and New York and its products are sold nationally and, in certain cases, internationally.

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

Intellectual Property.  Our intellectual property portfolio is of economic importance to our business. When appropriate, we have pursued, and we will continue to pursue, patents covering our products. We have also obtained certain trademarks for our products to distinguish them from our competitors’ products. We regard many of the formulas, information and processes that we generate and use in the conduct of our business as proprietary and protectable under applicable copyright, patent, trademark, trade secret and unfair competition laws.

Customer Concentration.  In fiscal 2023, none of our customers accounted for 10% or more of our total sales.

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

Regulatory Matters. We are subject to numerous federal, state and local environmental, health and safety laws and regulations in the jurisdictions in which we operate, including laws and regulations relating to the management, storage, transportation and disposal of chemicals and wastes; product regulation; air water and soil contamination; and the investigation and cleanup of any spills or releases that may result from our management, handling, storage, sale, or transportation of chemicals and other products. In addition, societal concerns regarding the safety of chemicals in commerce and their potential impact on the environment have resulted in a growing trend towards increasing levels of product safety and environmental protection regulations. These concerns have led to, and could continue to result in, more stringent regulatory intervention by governmental authorities.

In addition, we operate a fleet of more than 250 commercial vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the U.S. Department of Transportation (“DOT”). The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety.

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

As of April 2, 2023, we had 851 employees across the United States, of which 846 were full-time employees,. Approximately 40% of our employees were female or racially and ethnically diverse, and approximately 11% were covered by a collective bargaining agreement. Of the eight members of our Board of Directors, two are female, six are male, one is Asian American and seven are white.

Available Information.  Our Internet address is www.hawkinsinc.com. We have made available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission ("SEC"). Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding our company at http://www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the following material factors regarding risks relating to an investment in our securities and when reading the information, including the financial information, contained in this Annual Report on Form 10-K. Shareholders are cautioned that these and other factors may affect future performance and cause actual results to differ materially from those that may be anticipated.

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

Our business is subject to hazards common to chemical manufacturing, blending, storage, handling and transportation, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, traffic accidents involving our delivery vehicles, derailments, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination. In addition, the occurrence of material operating problems or the absence of personnel due to pandemics or other disasters at any of our facilities due to any of these hazards may make it impossible for us to make sales to our customers and may result in a negative public or political reaction. Many of our facilities are near significant residential populations which increases the risk of negative public or political reaction should an environmental issue occur and could lead to adverse zoning or other regulatory actions that could limit our ability to operate our business in those locations. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

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

In the conduct of our operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The potential for the accidental release of such products cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties may have been used in ways that involved hazardous materials. Contaminates may migrate from, within or through any such property, which may give rise to claims against us. Third parties who are responsible for contamination may not have funds, or may not make funds available when needed, to pay remediation costs imposed upon us jointly with them under environmental laws and regulations.

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

We have been, and could continue to be, adversely affected by disruptions within our supply chain and transportation network. The raw materials we need are transported by truck, rail, barge or ship by third-party providers. The costs of transporting our products or necessary raw materials could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, extreme weather events, tariffs, rising fuel costs and capacity constraints. Over the last few years, unprecedented congestion in ocean shipping adversely impacted the reliability of our imported raw materials, and transport driver shortages caused extended lead times for domestic shipments. In addition, rail shipments can be unreliable, with significant delays in service and increased costs. The impacts of recent high-profile derailments could further degrade service levels and increase costs. Significant delays or increased costs relating to transportation could materially affect our financial condition and results of operations.

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

Although we maintain a number of owned trucks and trailers, we rely heavily upon transportation provided by third parties (including common carriers, barge companies, rail companies and trans-ocean cargo companies) to deliver products to us and to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner, or at all, in certain circumstances, or at economically attractive rates. Disruptions in transportation are common, are often out of our control, and can happen suddenly and without warning. Rail limitations, such as limitations in rail capacity, availability of railcars, workforce shortages, derailments, embargoes and adverse weather conditions have disrupted or delayed rail shipments in the past and could do so in the future. Barge shipments are delayed or impossible under certain circumstances, including during times of high or low water levels, when waterways are frozen and when locks and dams are inoperable. The availability and reliability of truck transportation has been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment, and limitations on drivers’ hours of service. The volumes handled by, and operating challenges at, ocean ports have at times been volatile and can delay the receipt of goods, or cause the cost of shipping goods to be more expensive. Our failure to ship or receive products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.

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

The occurrence of extraordinary events, including future terrorist attacks, wars, global health developments and pandemics, or escalation of hostilities, cannot be predicted, but their occurrence can be expected to negatively affect the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

We may not be able to renew our leases of land where four of our operations facilities reside.

We lease the land where our three main terminals are located and where another significant manufacturing plant is located. These leases, including all renewal periods, have expiration dates from 2024 to 2044. The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. The fourth lease provides that we turn any property remaining on the land over to the lessor for them to maintain or remove at their expense. The cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

LEGAL AND REGULATORY RISKS

Environmental, health and safety, transportation and storage laws and regulations cause us to incur substantial costs and may subject us to future liabilities and risks.

We are subject to numerous federal, state and local environmental, health, safety and land use laws and regulations in the jurisdictions in which we operate, including the management, storage, transportation and disposal of chemicals and wastes; product regulation; air water and soil contamination; land use, fire code and zoning; and the investigation and cleanup of any spills or releases that may result from our management, handling, storage, sale, or transportation of chemicals and other products. The nature of our business exposes us to risks of liability under these laws and regulations. Ongoing compliance with such laws and regulations is an important consideration for us and we invest substantial capital and incur significant operating costs in our compliance efforts. In addition, societal concerns regarding the safety of chemicals in commerce and their potential impact on the environment have resulted in a growing trend towards increasing levels of product safety and environmental protection regulations and restrictions on the locations and operations of chemical facilities. These concerns have led to, and could continue to result in, more stringent regulatory intervention by governmental authorities. In addition, these concerns could influence public perceptions, impact the commercial viability of the products we sell and increase the costs to comply with increasingly complex regulations, which could have a negative impact on our business, financial condition and results of operations.

In addition, we operate a fleet of more than 250 commercial vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the DOT. The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could severely restrict or otherwise impact our operations, which could have a material adverse effect on our operations as a whole, including our results of operations and cash flows.

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

Many of our products, particularly our food, pharmaceutical and health and nutrition products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of such products.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of many of our products, but our food, pharmaceutical, pesticide and health and nutrition products in particular, are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the Food and Drug Administration (the “FDA”), the Environmental Protection Agency, the United States Department of Agriculture and the Federal Trade Commission, and we are also subject to similar regulators in other countries. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate our products. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, which may include one or more of the following:

•    stopping the sale of products,
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
We are party to a credit agreement (the “Credit Agreement”) with U.S. Bank National Association ("U.S. Bank") and other lenders (collectively, the “Lenders”), which includes secured revolving credit facilities (the “Revolving Loan Facility”) totaling $250.0 million. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility. At April 2, 2023, we had $112.0 million outstanding under the Revolving Loan Facility.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our facilities material to our operations consist of our locations described below. In addition to the facilities listed below, our Water Treatment group operates out of 35 additional warehouse locations, the majority of which are owned by us. We believe that our facilities are adequate and suitable for the purposes they serve. Unless noted, each facility is owned by us and is primarily used as office and warehouse space. We believe that we carry customary levels of insurance covering the replacement of damaged property.

Group	Location	Rail/Barge Access	Approx. Square Feet
Corporate headquarters	Roseville, MN		50,000
Health and Nutrition	Fullerton, CA (1)		56,000
	Florida, NY (2)		107,000
Industrial	Minneapolis, MN (3)	Rail	177,000
	Centralia, IL (3)	Rail	121,000
	Dupo, IL (3) (4)	Rail	64,000
	St. Paul, MN (3) (5)	Rail/Barge	32,000
	Rosemount, MN (3)	Rail	153,000
Industrial and Water Treatment	St. Paul, MN (3) (5)	Rail/Barge	59,000
	Camanche, IA (3)	Rail/Barge	95,000
	Memphis, TN (3)	Rail/Barge	41,000
Water Treatment	Apopka, FL (3)	Rail	32,000
	Fayetteville, TN (3)		54,000
	Sulphur, LA (3)		30,000
(1)This is a leased facility comprising administrative offices and a distribution facility. The lease runs through January 2026.
(2)This is comprised of (i) a 79,000 square foot manufacturing plant which sits on approximately 16 acres and (ii) a leased 28,000 square foot warehouse located in close proximity that is leased until December 2025.
(3)This is a manufacturing and/or distribution facility owned by the Company. This facility includes outside storage tanks for the storage of liquid bulk chemicals, as well as smaller tanks for storing and mixing chemicals.
(4)The land for this facility is leased from a third party. The lease expires in May 2024, with automatic one-year renewal periods.
(5)The land for these facilities is leased from the Port Authority of the City of St. Paul, Minnesota. One of the applicable leases runs through 2033, one runs until 2029, and one runs through 2044 including all available lease extensions.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Nasdaq Global Select Market under the symbol “HWKN.” As of May 12, 2023, shares of our common shares were held by approximately 367 shareholders of record.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the Nasdaq Industrial Index, the Nasdaq Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock and each of those indices on April 1, 2018, and reinvestment of all dividends.

300
250
200
150
100
50
Index Value
2018
2019
2020
2021
2022
2023
Period Ending
Hawkins, Inc.
Nasdaq Industrial Index
Nasdaq Composite Index
Russell 2000 Index
S&P Small Cap 600 Index

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2023 and 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on May 18, 2022. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for fiscal 2022 compared to fiscal 2021.

Overview

We derive substantially all of our revenues from the sale of specialty chemicals and ingredients that we formulate, distribute, blend and manufacture for our Industrial, Water Treatment and Health and Nutrition customers.

Financial Overview

Highlights of fiscal 2023 include:

•Sales of $935.1 million, a 21% increase from fiscal 2022;

•Gross profit of $165.1 million, an increase of $18.6 million, or 13% from fiscal 2022; and

•Diluted earnings per share (EPS) of $2.86, an increase of $0.42, or 17%, from fiscal 2022.

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

We disclose the sales of our bulk commodity products as a percentage of total sales dollars for our Industrial and Water Treatment segments. Our definition of bulk commodity products includes products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities. We disclose the percentage of our overall sales that consist of sales of bulk commodity products as these products are generally distributed and we do not add significant value to these products in comparison to our non-bulk products. Sales of these products are generally highly competitive and price sensitive. As a result, bulk commodity products generally have our lowest margins.

Factors Affecting Comparability of Results

Asset Sales and Business Acquisitions

On March 30, 2023, we sold certain assets in our Industrial segment related to our consumer bleach packaging business for $7 million. These assets were not deemed core to our Industrial segment operations. The assets sold included plant equipment, inventory, and intangible assets, all related to the packaging of bleach. We realized a gain of $3 million on this sale, which has been recorded as a reduction to selling, general and administrative expenses.

In the fourth quarter of fiscal 2022, we acquired substantially all the assets of NAPCO Chemical Company, Inc. and its affiliates ("NAPCO") under the terms of an asset purchase agreement among us, NAPCO and certain other parties thereto. NAPCO manufactures and distributes water treatment chemicals from three locations in Texas. The results of operations are included as part of our Water Treatment segment.

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

The aggregate annual revenue of these three businesses acquired in fiscal 2022 totaled approximately $17 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales for fiscal 2023 and 2022:

	Fiscal 2023	Fiscal 2022
Sales	100.0%	100.0%
Cost of sales	(82.3)%	(81.1)%
Gross profit	17.7%	18.9%
Selling, general and administrative expenses	(8.3)%	(9.7)%
Operating income	9.4%	9.2%
Interest expense, net	(0.6)%	(0.2)%
Other income	—%	—%
Income before income taxes	8.8%	9.0%
Income tax provision	(2.4)%	(2.3)%
Net income	6.4%	6.7%

Fiscal 2023 Compared to Fiscal 2022

Sales

Sales were $935.1 million for fiscal 2023, an increase of $160.6 million, or 21%, from sales of $774.5 million for fiscal 2022, driven primarily by increased selling prices. Fiscal 2022 included an additional week, which we estimated to add approximately $17.5 million in additional sales in that year.

Industrial Segment.  Industrial segment sales increased $83.9 million, or 22%, to $470.8 million for fiscal 2023, as compared to $386.9 million for fiscal 2022. Sales of bulk commodity products in the Industrial segment were approximately 16% of sales dollars in both fiscal 2023 and fiscal 2022. The increase in sales was driven by increased selling prices on many of our products driven primarily by higher costs on many of our raw materials, while total sales volumes were down approximately 11%. Average selling prices increased 36% over the prior year, in part due to higher raw material costs as well as product mix changes. Fiscal 2022 included an additional week, which we estimated to be approximately $10.0 million in additional sales in our Industrial segment in that year.

Water Treatment Segment.  Water Treatment segment sales increased $76.8 million, or 34%, to $304.9 million for fiscal 2023, as compared to $228.1 million for fiscal 2022. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both fiscal 2023 and fiscal 2022. Sales increased as a result of increased selling prices on many of our products driven by higher costs on many of our raw materials, with average selling prices increasing 28% over the prior year. In addition, a 4% increase in sales volume, due to the added sales from acquired businesses, contributed to the year-over-year increase in sales. Fiscal 2022 included an additional week, which we estimated to add approximately $3.9 million in additional sales in our Water Treatment segment in that year.

Health and Nutrition Segment. Health and Nutrition segment sales decreased $0.1 million, or less than 1%, to $159.4 million for fiscal 2023, as compared to $159.5 million for fiscal 2022. Sales of our manufactured products increased 40% year over year, but were offset by a 12% decline in sales of our specialty distributed products. Fiscal 2022 included an additional week, which we estimated to add approximately $3.6 million in additional sales in our Health and Nutrition segment in that year.

Gross Profit

Gross profit increased $18.6 million, or 13%, to $165.1 million, or 18% of sales, for fiscal 2023, from $146.5 million, or 19% of sales, for fiscal 2022. During fiscal 2023, the LIFO reserve increased, and gross profits decreased, by $18.5 million, primarily due to rising raw material costs. In fiscal 2022, the LIFO reserve increased, and gross profits decreased, by $15.8 million, primarily due to rising raw material costs. Gross profit increased due to increased revenue, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve. Fiscal 2022 included an additional week, which we estimated to add approximately $3.6 million in additional gross profit in that year.

Industrial Segment.  Gross profit for the Industrial segment increased $8.5 million, or 14%, to $68.1 million, or 14% of sales, for fiscal 2023, from $59.6 million, or 15% of sales, for fiscal 2022. During fiscal 2023, the LIFO reserve increased, and gross profits decreased, by $12.3 million, primarily due to rising raw material costs. In fiscal 2022, the LIFO reserve increased, and gross profits decreased, by $10.4 million, primarily due to rising raw material costs. Gross profit increased as a result of the increase in sales, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve. Fiscal 2022 included an additional week, which we estimated to add approximately $1.9 million in additional gross profit in our Industrial segment in that year.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $12.6 million, or 23%, to $67.2 million, or 22% of sales, for fiscal 2023, from $54.6 million, or 24% of sales, for fiscal 2022. During fiscal 2023, the LIFO reserve increased, and gross profits decreased, by $6.2 million, primarily due to rising raw material costs. During fiscal 2022, the LIFO reserve increased, and gross profit decreased, by $5.4 million, primarily due to rising raw material costs. Gross profit increased as a result of the increase in sales. Fiscal 2022 included an additional week, which we estimated to add approximately $1.0 million in additional gross profit in our Water Treatment segment in that year.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $2.5 million, or 8%, to $29.8 million, or 19% of sales, for fiscal 2023, from $32.3 million, or 20% of sales, for fiscal 2022. Gross profit decreased as a result of a product mix shift. Fiscal 2022 included an additional week, which we estimated to add approximately $0.7 million in additional gross profit in our Health and Nutrition segment in that year.

Selling, General and Administrative Expenses

SG&A expenses increased $1.6 million to $77.0 million, or 8% of sales, for fiscal 2023, from $75.3 million, or 10% of sales, for fiscal 2022. Included in SG&A expenses for the current fiscal year was a gain of approximately $3.0 million related to the sale of certain assets related to our consumer bleach packaging business. In addition, a year-over-year decrease in compensation expense of $0.5 million related to our non-qualified deferred compensation plan reduced SG&A expenses, with the offset in Other Expense. In spite of these decreases in SG&A expense, expenses increased primarily due to the added costs from the acquired businesses in our Water Treatment segment and increased wages. Fiscal 2022 included an additional week, which we estimated to add approximately $1.0 million in additional SG&A expense in that year.

Operating Income

Operating income was $88.2 million, or 9% of sales, for fiscal 2023, as compared to $71.2 million, or 9% of sales, for fiscal 2022 due to the combined impact of the factors discussed above. Fiscal 2022 included an additional week, which we estimated to add approximately $3.0 million in additional operating income expense in that year.

Interest Expense, Net

Interest expense was $5.2 million for fiscal 2023, an increase of $3.8 million from interest expense of $1.4 million for fiscal 2022. The increase was due to an increase in borrowing interest rates as well as an increase in average outstanding borrowings due to increased capital needs.
Income Tax Provision

Our effective tax rate was approximately 27.3% for fiscal 2023 and 26.3% for fiscal 2022. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. The current year increase in the effective tax rate was primarily driven by unfavorable book to tax LIFO differences.

Selected Quarterly Financial Data

Selected financial data for our fiscal quarters is shown below. No changes have been made to previously reported information.

(In thousands, except per share data)	Fiscal 2023
	First	Second	Third	Fourth	Total
Sales	$246,543	$241,192	$219,218	$228,145	$935,098
Gross profit	46,749	46,374	36,271	35,725	165,119
Selling, general, and administrative expenses	18,885	19,838	21,004	17,242	76,969
Operating income	27,864	26,536	15,267	18,483	88,150
Net income	19,695	18,000	10,733	11,613	60,041
Basic earnings per share	$0.94	$0.86	$0.52	$0.56	$2.88
Diluted earnings per share	$0.94	$0.86	$0.51	$0.55	$2.86

	Fiscal 2022
	First	Second	Third	Fourth	Total
Sales	$181,241	$183,277	$187,050	$222,973	$774,541
Gross profit	38,974	37,287	33,940	36,319	146,520
Selling, general, and administrative expenses	16,856	17,679	19,681	21,110	75,326
Operating income	22,118	19,608	14,259	15,209	71,194
Net income	16,628	14,133	10,204	10,577	51,542
Basic earnings per share	$0.79	$0.67	$0.49	$0.51	$2.46
Diluted earnings per share	$0.79	$0.67	$0.48	$0.50	$2.44

	Fiscal 2021
	First	Second	Third	Fourth	Total
Sales	$143,172	$147,801	$142,927	$162,971	$596,871
Gross profit	30,976	32,797	28,239	31,750	123,762
Selling, general, and administrative expenses	15,038	16,221	17,750	18,875	67,884
Operating income	15,938	16,576	10,489	12,875	55,878
Net income	11,788	12,190	7,921	9,081	40,980
Basic earnings per share	$0.56	$0.58	$0.38	$0.43	$1.95
Diluted earnings per share	$0.55	$0.57	$0.37	$0.43	$1.93

Earnings per share may not equal the face of the Consolidated Statements of Income due to rounding.

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2023 was $77.4 million compared to $42.8 million in fiscal 2022. Our net cash provided by operating activities increased $34.6 million compared to fiscal 2022. In the prior fiscal year, we expended significant working capital as accounts receivable and inventory increased over fiscal 2021 resulting in a net $37 million use of cash for working capital accounts. In fiscal 2023, we expended net $13 million in the aggregate for working capital accounts due to lower year-over-year changes. This, combined with improved net income, resulted in the year-over-year increase in net cash provided by operating activities. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from March through November as caustic soda inventory levels increase as most of our barges are received during this period.

Cash used in investing activities was $41.2 million in fiscal 2023 compared to $49.8 million in fiscal 2022. Capital expenditures for property, plant and equipment were $48.3 million in fiscal 2023 and $28.5 million in fiscal 2022. The current year increase in capital expenditures was primarily driven by increased expenditures for new trucks and facility improvements and expansions. Cash used in investing activities included no acquisition spending in fiscal 2023 compared to an aggregate of $21.5 million for Water Treatment group acquisitions in fiscal 2022. Cash used in investing activities also included proceeds from asset disposals of $7.0 million in fiscal 2023 compared to $0.3 million in fiscal 2022. The proceeds received in fiscal 2023 related primarily to our sale of certain assets related to our consumer bleach packaging business.

Cash used in financing activities was $32.1 million in fiscal 2023, as compared to cash provided by financing activities of $7.4 million in fiscal 2022. Cash used in financing activities included net debt repayments of $14.0 million in fiscal 2023, compared to net debt borrowings of $27.0 million in fiscal 2022, which was used primarily to fund our acquisitions in fiscal 2022. We paid out cash dividends of $12.0 million in fiscal 2023 and $11.1 million in fiscal 2022. In fiscal 2023, we used $6.6 million to repurchase shares under our board-authorized share repurchase program, and in fiscal 2022, we used $8.5 million to repurchase shares under the program.

Our cash balance was $7.6 million at April 2, 2023, an increase of $4.1 million as compared with April 3, 2022. Cash flows generated by operations during fiscal 2023 were offset by the cash expended for capital expenditures, repayments of debt and dividend payments in fiscal 2023.

We are party to a Credit Agreement with U.S. Bank as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto, whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with a Revolving Loan Facility totaling $250.0 million. The Revolving Loan Facility includes a $10 million letter of credit subfacility and $25 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 30, 2027. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At April 3, 2022, the effective interest rate on our borrowings was 4.3%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of April 2, 2023, the unamortized balance of these costs was $0.4 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of April 2, 2023 and expect to remain in compliance with all covenants for the next 12 months.
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

Material Cash Requirements
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Fiscal Period
Contractual Obligation	2024	2025	2026	2027	2028	More than 5 Years	Total
	(In thousands)
Senior secured revolver (1)	$—	$—	$—	$—	$112,000	$—	$112,000
Interest payments (2)	$6,749	$6,749	$6,749	$6,749	$561	$—	$27,557
Operating lease obligations (3)	$1,932	$1,742	$1,599	$1,340	$1,282	$3,862	$11,757
Pension withdrawal liability (4)	$467	$467	$467	$467	$467	$2,570	$4,905
(1)    Represents balance outstanding as of April 2, 2023, and assumes such amount remains outstanding until its maturity date, as periodic payments are not required under the terms of our Credit Agreement. However, it is our intention to pay down our debt with available excess cash flow. See Note 8 of our consolidated Financial Statements for further information.
(2)    Represents interest payments and commitment fees payable on outstanding balances under our revolver and assumes interest rates remain unchanged from the rate as of April 2, 2023.
(3)    As reported under ASC Topic 842.
(4)    This relates to our withdrawal from a multiemployer pension plan. Payments on this obligation will continue through 2034.
In addition to the above contractual obligations, in the ordinary course of business we have routine cash requirements related to capital expenditures for new trucks, facility improvements and expansions, safety equipment and other additions of property, plant and equipment. Our capital expenditures in fiscal 2023 were $48.3 million and in fiscal 2023 were $28.5 million. We anticipate total capital expenditures to be in the range of $40 to $45 million for fiscal 2024.
Critical Accounting Estimates
In preparing the financial statements, we follow U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We have determined we have no critical accounting estimates material to our consolidated financial position, results of operations or cash flow.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of April 2, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended April 2, 2023, and our report dated May 17, 2023 expressed an unqualified opinion on those financial statements.

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
May 17, 2023

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of April 2, 2023 and April 3, 2022 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 2, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 2, 2023 and April 3, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of April 2, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 17, 2023 expressed an unqualified opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Minneapolis, Minnesota
May 17, 2023

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	April 2, 2023	April 3, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,566	$3,496
Trade accounts receivables, net	129,252	122,826
Inventories	88,777	94,985
Prepaid expenses and other current assets	6,449	6,431
Total current assets	232,044	227,738
PROPERTY, PLANT, AND EQUIPMENT:
Land	16,344	16,640
Buildings and improvements	134,901	118,369
Machinery and equipment	125,970	114,763
Transportation equipment	56,328	43,968
Office furniture and equipment	11,210	10,315
	344,753	304,055
Less accumulated depreciation	158,950	142,209
Net property, plant, and equipment	185,803	161,846
OTHER ASSETS:
Right-of-use assets	10,199	10,606
Goodwill	77,401	77,401
Intangible assets, net	73,060	80,193
Deferred compensation plan asset	7,367	6,783
Other	4,661	2,761
Total other assets	172,688	177,744
Total assets	$590,535	$567,328
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$53,705	$66,693
Accrued payroll and employee benefits	17,279	19,034
Current portion of long-term debt	9,913	9,913
Income tax payable	3,329	39
Other current liabilities	6,645	5,787
Total current liabilities	90,871	101,466
LONG-TERM DEBT	101,731	115,644
LONG-TERM LEASE LIABILITY	8,687	9,143
PENSION WITHDRAWAL LIABILITY	3,912	4,276
DEFERRED INCOME TAXES	23,800	23,422
DEFERRED COMPENSATION LIABILITY	9,343	8,402
OTHER LONG-TERM LIABILITIES	2,175	2,374
Total liabilities	240,519	264,727
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common shares; authorized: 60,000,000 shares of $0.01 par value; 20,850,454 and 20,889,777 shares issued and outstanding for 2023 and 2022, respectively	209	209
Additional paid-in capital	44,443	46,717
Retained earnings	302,424	254,384
Accumulated other comprehensive income	2,940	1,291
Total shareholders’ equity	350,016	302,601
Total liabilities and shareholders’ equity	$590,535	$567,328

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	April 02, 2023	April 03, 2022	March 28, 2021
Sales	$935,098	$774,541	$596,871
Cost of sales	(769,979)	(628,021)	(473,109)
Gross profit	165,119	146,520	123,762
Selling, general and administrative expenses	(76,969)	(75,326)	(67,884)
Operating income	88,150	71,194	55,878
Interest expense, net	(5,234)	(1,404)	(1,467)
Other (expense) income	(334)	189	1,440
Income before income taxes	82,582	69,979	55,851
Income tax expense	(22,541)	(18,437)	(14,871)
Net income	$60,041	$51,542	$40,980

Weighted average number of shares outstanding-basic	20,848,077	20,947,234	21,024,344
Weighted average number of shares outstanding-diluted	21,014,905	21,135,258	21,260,296

Basic earnings per share	$2.88	$2.46	$1.95
Diluted earnings per share	$2.86	$2.44	$1.93

Cash dividends declared per common share	$0.57000	$0.52250	$0.47125

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	April 2, 2023	April 3, 2022	March 28, 2021

Net income	$60,041	$51,542	$40,980
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	1,649	1,291	79
Total other comprehensive income	1,649	1,291	79
Total comprehensive income	$61,690	$52,833	$41,059

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2020	21,024,458	$211	$50,405	$182,947	$(79)	$233,484
Cash dividends declared and paid	—	—	—	(10,029)	—	(10,029)
Share-based compensation expense	—	—	3,343	—	—	3,343
Vesting of restricted stock	26,542	—	—	—	—	—
Shares surrendered for payroll taxes	(3,314)	—	(54)	—	—	(54)
ESPP shares issued	88,148	1	1,582	—	—	1,583
Shares repurchased	(166,088)	(2)	(4,138)	—	—	(4,140)
Other comprehensive loss, net of tax	—	—	—	—	79	79
Net income	—	—	—	40,980	—	40,980
BALANCE — March 28, 2021	20,969,746	$210	$51,138	$213,898	$—	$265,246
Cash dividends declared and paid	—	—	—	(11,056)	—	(11,056)
Share-based compensation expense	—	—	3,818	—	—	3,818
Vesting of restricted stock	134,230	1	(1)	—	—	—
Shares surrendered for payroll taxes	(45,390)	—	(1,467)	—	—	(1,467)
ESPP shares issued	71,692	—	1,772	—	—	1,772
Shares repurchased	(240,501)	(2)	(8,543)	—	—	(8,545)
Other comprehensive income, net of tax	—	—	—	—	1,291	1,291
Net income	—	—	—	51,542	—	51,542
BALANCE — April 3, 2022	20,889,777	$209	$46,717	$254,384	$1,291	$302,601
Cash dividends declared and paid	—	—	—	(12,001)	—	(12,001)
Share-based compensation expense	—	—	3,825	—	—	3,825
Vesting of restricted stock	113,147	1	(1)	—	—	—
Shares surrendered for payroll taxes	(36,410)	—	(1,550)	—	—	(1,550)
ESPP shares issued	65,597	1	2,007	—	—	2,008
Shares repurchased	(181,657)	(2)	(6,555)	—	—	(6,557)
Other comprehensive income, net of tax	—	—	—	—	1,649	1,649
Net income	—	—	—	60,041	—	60,041
BALANCE — April 2, 2023	20,850,454	$209	$44,443	$302,424	$2,940	$350,016

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	April 2, 2023	April 3, 2022	March 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,041	$51,542	$40,980
Reconciliation to cash flows provided by operating activities:
Depreciation and amortization	27,440	24,129	22,669
Operating leases	1,971	1,899	1,896
Loss (gain) on deferred compensation assets	334	(189)	(1,440)
Deferred income taxes	(232)	(1,501)	(689)
Stock compensation expense	3,825	3,818	3,343
(Gain) loss from asset disposals	(2,950)	452	110
Other	87	93	93
Changes in operating accounts (using) providing cash, net of acquisitions:
Trade receivables	(6,389)	(30,526)	(21,323)
Inventories	4,717	(30,034)	(7,960)
Accounts payable	(11,596)	25,138	2,551
Accrued liabilities	(737)	2,723	7,554
Lease liabilities	(1,958)	(1,907)	(1,837)
Income taxes	3,290	214	(235)
Other	(443)	(3,014)	(1,919)
Net cash provided by operating activities	77,400	42,837	43,793
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(48,321)	(28,512)	(20,794)
Acquisitions	—	(21,546)	(51,000)
Proceeds from asset disposals	7,091	302	362
Net cash used in investing activities	(41,230)	(49,756)	(71,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(12,001)	(11,056)	(10,029)
New shares issued	2,008	1,772	1,583
Shares surrendered for payroll taxes	(1,550)	(1,467)	(54)
Shares repurchased	(6,557)	(8,545)	(4,140)
Payments for debt issuance costs	—	(287)	—
Payments on senior secured revolving loan	(59,000)	(15,000)	(37,000)
Borrowings on senior secured revolving loan	45,000	42,000	76,000
Net cash (used in) provided by financing activities	(32,100)	7,417	26,360
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,070	498	(1,279)
CASH AND CASH EQUIVALENTS - beginning of year	3,496	2,998	4,277
CASH AND CASH EQUIVALENTS - end of year	$7,566	$3,496	$2,998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$19,485	$19,726	$15,783
Cash paid for interest	4,759	1,197	1,288
Noncash investing activities - Capital expenditures in accounts payable	2,340	3,733	626

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

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal 2023 was 52 weeks, fiscal 2022 was 53 weeks, and fiscal 2021 was 52 weeks. Fiscal 2024 will be 52 weeks.

Principles of Consolidation - The consolidated financial statements include the accounts of Hawkins, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, property, plant and equipment, right-of-use assets, goodwill, intangibles, accrued expenses, short-term and long-term lease liabilities, income taxes and related accounts and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash Equivalents - Cash equivalents include all liquid debt instruments (primarily cash funds and money market accounts) purchased with an original maturity of three months or less. The cash balances, maintained at large commercial banking institutions with strong credit ratings, typically exceed federally insured limits.

Trade Receivables and Concentrations of Credit Risk - Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. As of April 2, 2023, we had a significant concentration of credit risk, with a single customer representing approximately 15% of our total trade receivables. There are no other concentrations of credit risk with other single customers from a particular service or geographic area that would significantly impact us in the near term.

To reduce credit risk, we routinely assess the financial strength of our customers. Receivables are reported net of an allowance for credit losses as determined by management at the end of each reporting period. Our receivable allowance is based on an estimate of expected credit losses, with the estimate based on a number of qualitative and quantitative factors that, based on collection experience, may have an impact on repayment risk and ability to collect.

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost for approximately 79% of our inventory determined using the last-in, first-out (“LIFO”) method. Cost for the other 21% of our total inventory is determined using the first-in, first-out (“FIFO”) method.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property, Plant and Equipment - Property is stated at cost and depreciated or amortized over the lives of the assets, using the straight-line method. Estimated lives are generally: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; and 3 to 10 years for transportation equipment and office furniture and equipment including computer systems. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Depreciation and amortization expense is recorded in our Consolidated Statement of Income within cost of goods sold and selling, general and administrative expense, depending on the use of the underlying asset. We recorded depreciation expense of $20.5 million for fiscal 2023, $17.7 million for fiscal 2022 and $16.8 million for fiscal 2021.

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related asset group. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We did not incur any asset write-off charge in fiscal 2023 or fiscal 2022 related to the impairment of long-lived assets, and incurred immaterial write-off charges in fiscal 2021.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter. As of January 2, 2023, we performed an analysis of qualitative factors for our Industrial, Water Treatment and Health and Nutrition reporting units to determine whether it is more likely than not that the fair value of either of these reporting units was less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for any of these reporting units.

Goodwill impairment assessments were also completed in the fourth quarters of fiscal 2022 and 2021 and, similarly, we did not record a goodwill impairment charge.

Our primary identifiable intangible assets include customer relationships, trademarks and tradenames acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over a remaining useful life of approximately 11 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No such events or changes in circumstances occurred during fiscal 2023, 2022 or 2021. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform an annual quantitative impairment test for fiscal 2023, 2022 or 2021.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes - Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the value of the deferred tax assets will not be realized. We record any interest and penalties related to income taxes as income tax expense in the consolidated statements of income.

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
Basic and diluted EPS were calculated using the following:

	April 02, 2023	April 03, 2022	March 28, 2021
Weighted average common shares outstanding — basic	20,848,077	20,947,234	21,024,344
Dilutive impact of stock performance units and restricted stock	166,828	188,024	235,952
Weighted average common shares outstanding — diluted	21,014,905	21,135,258	21,260,296

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2023, 2022 or 2021.
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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Asset Sales and Acquisitions
Sale of bleach packaging assets: On March 30, 2023, we sold certain assets in our Industrial segment related to our consumer bleach packaging business for $7 million. These assets were not core to our Industrial segment operations, where we tend to focus our manufacturing operations on bulk products. The assets sold included plant equipment, inventory and intangible assets, all related to the packaging of bleach. We realized a gain of $3 million on this sale, which has been recorded within selling, general and administrative expenses.
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
The acquisition was accounted for as a business combination, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of NAPCO acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the total $19 million purchase price, we allocated $9.4 million to finite-lived intangible assets, primarily customer relationships to be amortized over 18 years, $3.6 million to property, plant and equipment and $1.5 million to net working capital. The residual amount of $4.5 million was allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.
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
Acquisition of Southeast Water Systems LLC: In the second quarter of fiscal 2022, we acquired substantially all the assets of Southeast Water Systems LLC, under the terms of an asset purchase agreement with Southeast Water Systems and its shareholders, to further the geographic reach of our Water Treatment segment. We paid $1.2 million at closing for the acquisition and may pay up to an additional $1.0 million over the three years following the acquisition date based on achieving certain goals. Southeast Water Systems supplied and installed water treatment chemical equipment to its customers located primarily in Alabama, southern Georgia and the Florida panhandle. The results of operations since the acquisition date, and the assets, including the goodwill associated with this acquisition, are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
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
Acquisition of Property: In fiscal 2021, we acquired a manufacturing facility on 28 acres located adjacent to our facility in Rosemount, Minnesota to allow further expansion and growth in both our Industrial and Water Treatment segments. We paid $10 million for the property. The purchase of this facility added approximately 40,000 square feet of manufacturing and warehouse space to bring us to a total of 105,000 square feet of space at that time on 56 acres of land in the area, with rail access at both of the sites to allow for future growth and provide for supply chain flexibility on certain raw materials to better serve our customers.
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

The following table disaggregates external customer net sales by major revenue stream:

	Fiscal Year Ended April 2, 2023:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$383,612	$271,448	$48,575	$703,635
Distributed specialty products (2)	—	—	109,468	109,468
Bulk products (3)	77,479	27,996	—	105,475
Other	9,669	5,481	1,370	16,520
Total external customer sales	$470,760	$304,925	$159,413	$935,098

	Fiscal Year Ended April 3, 2022:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$318,514	$205,350	$34,690	$558,554
Distributed specialty products (2)	—	—	124,312	124,312
Bulk products (3)	61,443	20,211	—	81,654
Other	6,981	2,572	468	10,021
Total external customer sales	$386,938	$228,133	$159,470	$774,541

	Fiscal Year Ended March 28, 2021:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$231,427	$152,694	$38,270	$422,391
Distributed specialty products (2)	—	—	115,317	115,317
Bulk products (3)	38,378	16,067	—	54,445
Other	3,556	1,243	(81)	4,718
Total external customer sales	$273,361	$170,004	$153,506	$596,871

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
For fiscal 2023, 2022 and 2021, we recorded $1.6 million, $1.3 million, and $0.1 million, respectively, in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. Included in other long-term assets on our consolidated balance sheet was $4.0 million as of April 2, 2023 and $1.8 million as of April 3, 2022.
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

The following table summarizes the balances of assets measured at fair value on a recurring basis as of April 2, 2023 and April 3, 2022.

(In thousands)		April 2, 2023	April 3, 2022
Assets
Deferred compensation plan assets	Level 1	$7,659	$7,038
Interest rate swap	Level 2	4,028	1,769

 0

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Inventories

Inventories at April 2, 2023 and April 3, 2022 consisted of the following:

	2023	2022
(In thousands)
Inventory (FIFO basis)	$128,589	$116,325
LIFO reserve	(39,812)	(21,340)
Net inventory	$88,777	$94,985

The FIFO value of inventories accounted for under the LIFO method was $101.4 million at April 2, 2023 and $83.7 million at April 3, 2022. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 — Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill for each of our three reportable segments were as follows:

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Balance as of March 28, 2021	$6,495	$19,280	$44,945	$70,720
Addition due to acquisitions	—	6,681	—	6,681
Balance as of April 3, 2022 and April 2, 2023	$6,495	$25,961	$44,945	$77,401

The following is a summary of our identifiable intangible assets as of April 2, 2023 and April 3, 2022:

	2023
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$109,107	$(38,377)	$70,730
Trademarks and trade names	6,370	(5,267)	1,103
Other finite-life intangible assets	3,904	(3,904)	—
Total finite-life intangible assets	119,381	(47,548)	71,833
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$120,608	$(47,548)	$73,060

	2022
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$109,644	$(32,399)	$77,245
Trademarks and trade names	6,370	(4,746)	1,624
Other finite-life intangible assets	3,904	(3,807)	97
Total finite-life intangible assets	119,918	(40,952)	78,966
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$121,145	$(40,952)	$80,193

Intangible asset amortization expense was $6.9 million during fiscal 2023, $6.5 million during fiscal 2022, and $5.8 million during fiscal 2021.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated future amortization expense for identifiable intangible assets is as follows:

(In thousands)	Intangible Assets
Fiscal 2024	$6,680
Fiscal 2025	6,680
Fiscal 2026	6,579
Fiscal 2027	6,279
Fiscal 2028	6,184
Thereafter	39,431
Total	$71,833

Note 8 – Debt

We have in place a Credit Agreement with U.S. Bank as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto, whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with a “Revolving Loan Facility” totaling $250.0 million. The Revolving Loan Facility includes a $10 million letter of credit subfacility and $25 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 30, 2027. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

At April 2, 2023, the effective interest rate on our borrowings was 4.3%. In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

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
Debt at April 2, 2023 and April 3, 2022 consisted of the following:

(In thousands)	April 2, 2023	April 3, 2022
Senior secured revolving loan	$112,000	$126,000
Less: unamortized debt issuance costs	(356)	(443)
Total debt, net of debt issuance costs	111,644	125,557
Less: current portion of long-term debt, net of current unamortized debt issuance costs	(9,913)	(9,913)
Total long-term debt	$101,731	$115,644

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
The following table represents the restricted stock activity for fiscal 2021, 2022, and 2023:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2021	149,030	$17.13
Granted	129,626	18.69
Vested	(10,526)	15.68
Forfeited	(29,010)	17.92
Outstanding at end of fiscal 2021	239,120	$17.94
Granted	111,618	31.74
Vested	(123,002)	17.25
Forfeited	(13,258)	18.69
Outstanding at end of fiscal 2022	214,478	$25.48
Granted	88,524	38.31
Vested	(102,860)	18.69
Forfeited	(10,884)	34.68
Outstanding at end of fiscal 2023	189,258	$34.64
We recorded compensation expense on performance-based restricted stock of approximately $2.8 million for fiscal 2023, $2.9 million for fiscal 2022 and $2.5 million for fiscal 2021, substantially all of which was recorded in SG&A expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested was $1.9 million in fiscal 2023, $2.1 million in fiscal 2022 and $0.2 million in fiscal 2021.
Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common share price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of April 2, 2023 was $2.8 million and is expected to be recognized over a weighted average period of 0.9 years.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Awards.  As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are expensed over a one-year vesting period, based on the market value on the date of grant.
The following table represents the Board’s restricted stock activity for fiscal 2021, 2022, and 2023:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2021	16,016	$21.84
Granted	13,186	25.59
Vested	(16,016)	21.84
Forfeited	(1,958)	25.53
Outstanding at end of fiscal 2021	11,228	$25.60
Granted	10,287	32.80
Vested	(11,228)	25.60
Outstanding at end of fiscal 2022	10,287	$32.80
Granted	12,565	38.98
Vested	(10,287)	32.80
Outstanding at end of fiscal 2023	12,565	$38.98
Annual expense related to the value of restricted stock was $0.4 million in fiscal 2023, and $0.3 million in fiscal 2022 and 2021, and was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of April 2, 2023 was $0.2 million and is expected to be recognized over a weighted average period of 0.3 years.

Note 10 — Share Repurchases
Our board of directors has authorized the repurchase of up to 2,600,000 shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common shares for the par value of the shares with the excess applied against additional paid-in capital. We repurchased 181,657 common shares at an aggregate purchase price of $6.6 million during fiscal 2023. We repurchased 240,501 common shares at an aggregate purchase price of $8.5 million during fiscal 2022. We repurchased 166,088 common shares at an aggregate purchase price of $4.1 million during fiscal 2021. As of April 2, 2023, the number of shares available to be purchased under the share repurchase program was 1,129,348.

Note 11 — Profit Sharing, Employee Stock Ownership, Employee Stock Purchase and Pension Plans
Company Sponsored Plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code (“IRC”). The profit sharing plan contribution level for each employee depends upon date of hire, and was 2.5% or 5.0% of each employee’s eligible compensation for fiscal 2023, 2022 and 2021. We also have in place a retirement plan covering our collective bargaining unit employees. The retirement plan provides for a contribution of 2.5% or 5.0% of each employee’s eligible annual wages depending on their hire date. In addition to the employer contributions described above, both the profit sharing plan and the retirement plan include a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation.
We have two employee stock ownership plans (“ESOPs”), one covering the majority of our non-bargaining unit employees and the other covering our collective bargaining unit employees. Contributions to the plan covering our non-bargaining unit employees are made at our discretion. Contributions to both plans are subject to a maximum amount allowed under the IRC, and were 2.5% or 5.0% of each employee’s eligible wages, depending on each eligible employee’s hire date, for fiscal 2023, 2022 and 2021.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We have a nonqualified deferred compensation plan covering employees who are classified as “highly compensated employees” as determined by IRS guidelines for the plan year and who were hired on or before April 1, 2012. Employees who are eligible for the nonqualified deferred compensation plan for any plan year are not eligible for the profit sharing plan contribution or the ESOP contributions described above for that plan year. Our contribution to the nonqualified deferred compensation plan for fiscal 2023, 2022 and 2021 was 10% of each employee’s eligible compensation, subject to the maximum amount allowed under the IRC.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common shares at a discount from market. The number of new shares issued under the ESPP was 65,597 in fiscal 2023, 71,692 in fiscal 2022 and 88,148 in fiscal 2021.
The following represents the contribution expense for these company-sponsored plans for fiscal 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Non-bargaining unit employee plans:
Profit sharing	$1,067	$1,056	$994
401(k) matching contributions	3,247	3,122	2,650
ESOP	1,067	1,056	994
Nonqualified deferred compensation plan	1,633	1,355	1,327
Bargaining unit employee plans	618	589	555
ESPP - all employees	619	549	556
Total contribution expense	$8,251	$7,727	$7,076
In 2013, we withdrew from a collectively bargained multiemployer pension plan and recorded a liability for our share of the unfunded vested benefits. Payments of approximately $0.5 million per year are being made through 2034.

Note 12 — Commitments and Contingencies

Litigation.  As of April 2, 2023, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Asset Retirement Obligations. We have three leases of land which contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. Including available lease extensions, these leases expire in 2024, 2033 and 2044. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: certain of the leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of April 2, 2023. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Income Taxes

The provisions for income taxes for fiscal 2023, 2022 and 2021 were as follows:

	2023	2022	2021
(In thousands)
Federal — current	$15,072	$14,736	$11,169
State — current	7,701	5,202	4,391
Total current	22,773	19,938	15,560

Federal — deferred	704	(1,054)	(302)
State — deferred	(936)	(447)	(387)
Total deferred	(232)	(1,501)	(689)
Total provision	$22,541	$18,437	$14,871
Reconciliations of the provisions for income taxes to the applicable federal statutory income tax rate for fiscal 2023, 2022 and 2021 are listed below.

	2023	2022	2021
Statutory federal income tax	21.0%	21.0%	21.0%
State income taxes, net of federal deduction	6.8%	5.6%	5.9%
ESOP dividend deduction on allocated shares	(0.2)%	(0.2)%	(0.2)%
Other — net	(0.3)%	(0.1)%	(0.1)%
Total	27.3%	26.3%	26.6%

The tax effects of items comprising our net deferred tax liability as of April 2, 2023 and April 3, 2022 are as follows:

(In thousands)	2023	2022
Deferred tax assets:
Trade receivables	$51	$99
Stock compensation accruals	2,027	1,823
Pension withdrawal liability	1,155	1,250
Lease liability	2,820	2,916
Inventories	2,437	—
Other	3,335	3,097
Total deferred tax assets	$11,825	$9,185
Deferred tax liabilities:
Inventories	$—	$(1,288)
Prepaid expenses	(1,089)	(937)
Excess of tax over book depreciation	(16,360)	(12,234)
Intangible assets	(14,334)	(14,806)
ROU asset	(2,754)	(2,864)
Unrealized gain on interest rate swap	(1,087)	(478)
Total deferred tax liabilities	$(35,624)	$(32,607)
Net deferred tax liabilities	$(23,799)	$(23,422)

As of April 2, 2023, the Company has determined that it is more likely than not that the deferred tax assets at April 2, 2023 will be realized either through future taxable income or reversals of taxable temporary differences.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 29, 2020 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14 – Leases

Lease Obligations. As of April 2, 2023, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 22 years, some of which include options to extend the lease for up to 15 years.

As of April 2, 2023 and April 3, 2022, our operating lease components with initial or remaining terms in excess of one year were classified on the consolidated balance sheet within right-of-use assets, short-term lease liability and long-term lease liability.

Total lease expense was $3.1 million for the twelve months ended April 2, 2023 and $2.9 million for the twelve months ended April 3, 2022, and includes leases less than 12 months in duration.

Other information related to our operating leases was as follows:

	April 2, 2023	April 3, 2022
Lease Term and Discount Rate
Weighted average remaining lease term (years)	7.84	8.91
Weighted average discount rate	2.8%	2.6%

Maturities of lease liabilities as of April 2, 2023 were as follows:

(In thousands)	Operating Leases
Fiscal 2024	$1,932
Fiscal 2025	1,742
Fiscal 2026	1,599
Fiscal 2027	1,340
Fiscal 2028	1,282
Thereafter	3,862
Total	$11,757
Less: Interest	(1,313)
Present value of lease liabilities	$10,444

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Reportable Segments	Industrial	Water Treatment	Health and Nutrition	Total
(In thousands)
Fiscal Year Ended April 2, 2023:
Sales	$470,760	$304,925	$159,413	$935,098
Gross profit	68,115	67,208	29,796	165,119
Selling, general, and administrative expenses	25,703	35,734	15,532	76,969
Operating income	42,412	31,474	14,264	88,150
Identifiable assets*	$253,436	$155,430	$155,626	$564,492
Capital expenditures	$31,635	$16,311	$375	$48,321
Fiscal Year Ended April 3, 2022:
Sales	$386,938	$228,133	$159,470	$774,541
Gross profit	59,606	54,571	32,343	146,520
Selling, general, and administrative expenses	28,127	31,357	15,842	75,326
Operating income	31,479	23,214	16,501	71,194
Identifiable assets*	$236,934	$143,889	$167,034	$547,857
Capital expenditures	$18,812	$8,939	$761	$28,512
Fiscal Year Ended March 28, 2021:
Sales	$273,361	$170,004	$153,506	$596,871
Gross profit	43,337	46,793	33,632	123,762
Selling, general, and administrative expenses	27,033	24,453	16,398	67,884
Operating income	16,304	22,340	17,234	55,878
Identifiable assets*	$181,478	$109,761	$166,558	$457,797
Capital expenditures	$13,713	$6,732	$349	$20,794
* Unallocated assets not included, consisting primarily of cash and cash equivalents,prepaid expenses, and non-qualified deferred compensation plan assets of $26.0 million at April 2, 2023, $19.5 million at April 3, 2022 and $14.8 million at March 28, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management assessed the effectiveness of our internal control over financial reporting as of April 2, 2023, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that our internal control over financial reporting was effective as of April 2, 2023.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for April 2, 2023 which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.
Changes in Internal Control Procedures
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 2, 2023 (the “2023 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2023 Proxy Statement, no other portions of the 2023 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our Executive Officers

Our current executive officers, their ages and offices held, are set forth below:

Name	Age	Office
Patrick H. Hawkins	52	Chief Executive Officer and President
Jeffrey P. Oldenkamp	50	Executive Vice President, Chief Financial Officer and Treasurer
Richard G. Erstad	59	Vice President, General Counsel and Secretary
Drew M. Grahek	53	Vice President — Operations
Douglas A. Lange	53	Vice President — Water Treatment Group
David J. Mangine	65	Vice President — Industrial Group
Shirley A. Rozeboom	61	Vice President — Health and Nutrition

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

David J. Mangine has been our Vice President - Industrial Group since 2021. Prior to attaining this position, Mr. Mangine served as the Industrial Sales Manager from 2011 to 2021, after joining Hawkins in 2000 as an Account Manager.

Shirley A. Rozeboom has been our Vice President - Health and Nutrition since 2019. Prior to attaining this position, Ms. Rozeboom held the position of Senior Vice President of Sales for Stauber from 2012 to 2019, Director of Sales from 2008 to 2012 and Account Executive from 2000 to 2008.

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

ITEM 11. EXECUTIVE COMPENSATION
The disclosure under the heading “Compensation of Executive Officers and Directors” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure under the headings “Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure under the headings “Election of Directors” and “Related Party Transactions” of the 2023 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure under the heading “Independent Registered Public Accounting Firm’s Fees” of the 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets at April 2, 2023 and April 3, 2022.

Consolidated Statements of Income for the fiscal years ended April 2, 2023, April 3, 2022 and March 28, 2021.

Consolidated Statements of Comprehensive Income for the fiscal years ended April 2, 2023, April 3, 2022 and March 28, 2021.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 2, 2023, April 3, 2022, and March 28, 2021.

Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2023, April 3, 2022, and March 28, 2021.

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

The following financial statement schedule for the fiscal years 2023, 2022 and 2021.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference

3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference

4.1	Description of Securities. (3)	Incorporated by Reference

10.1*	Hawkins, Inc. 2010 Omnibus Incentive Plan. (4)	Incorporated by Reference

10.2*	Hawkins, Inc. Executive Severance Plan. (5)	Incorporated by Reference

10.3*	Employee Stock Purchase Plan, as amended. (6)	Incorporated by Reference

10.4	Amendment No. 2 to the Hawkins, Inc. Employee Stock Purchase Plan, as amended.	Filed Electronically

10.5	Second Amended and Restated Credit Agreement, dated as of March 31, 2022, among the Company, U.S. Bank National Association, and certain financial institutions. (7)	Incorporated by Reference

10.6*	Hawkins, Inc. 2019 Equity Incentive Plan. (8)	Incorporated by Reference

10.7*	Form of Performance Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2019 Equity Incentive Plan. (9)	Incorporated by Reference

10.8*	Nine Year LTI with Shirley Rozeboom. (10)	Incorporated by Reference

21	Subsidiaries of the registrant.	Filed Electronically

23.1	Consent of Grant Thornton LLP.	Filed Electronically

24.1	Powers of Attorney.	Filed Electronically

31.1	Certification by Chief Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

101	Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended April 2, 2023, filed with the SEC on May 17, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at April 2, 2023 and April 3, 2022 (ii) the Consolidated Statements of Income for the fiscal years ended April 2, 2023, April 3, 2022, and March 28, 2021, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended April 2, 2023, April 3, 2022, and March 28, 2021, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 2, 2023, April 3, 2022, and March 28, 2021, (v) Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2023, April 3, 2022, and March 28, 2021, and (iv) Notes to Consolidated Financial Statements.	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

HAWKINS, INC.

		By	/s/ Patrick H. Hawkins
Patrick H. Hawkins Chief Executive Officer and President
Dated:	May 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick H. Hawkins		May 17, 2023
Patrick H. Hawkins	Chief Executive Officer, President and Director
(principal executive officer)

/s/ Jeffrey P. Oldenkamp		May 17, 2023
Jeffrey P. Oldenkamp	Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

*	Director	May 17, 2023
James A. Faulconbridge

*	Director	May 17, 2023
Mary J. Schumacher

*	Director	May 17, 2023
Jeffrey E. Spethmann

*	Director	May 17, 2023
Daniel J. Stauber

*	Director	May 17, 2023
Yi "Faith" Tang

*	Director	May 17, 2023
James T. Thompson

*	Director	May 17, 2023
Jeffrey L. Wright

* Patrick H. Hawkins, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Patrick H. Hawkins
Patrick H. Hawkins
Attorney-in-fact

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED April 2, 2023, April 3, 2022 AND March 28, 2021

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Fiscal Year Ended April 2, 2023:
Allowance for credit losses	$367	$—	$—	$(177)	$190
Fiscal Year Ended April 3, 2022:
Allowance for credit losses	$497	$—	$—	$(130)	$367
Fiscal Year Ended March 28, 2021:
Allowance for credit losses	$784	$—	$—	$(287)	$497