Form 10-Q
period 2023-07-02
HAWKINS INC
filed 2023-08-02
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 28, 2023
Common Stock, par value $.01 per share	21,100,899

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	July 2, 2023	April 2, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,050	$7,566
Trade accounts receivables, net	138,340	129,252
Inventories	76,938	88,777
Prepaid expenses and other current assets	4,127	6,449
Total current assets	226,455	232,044
PROPERTY, PLANT, AND EQUIPMENT:	354,001	344,753
Less accumulated depreciation	163,379	158,950
Net property, plant, and equipment	190,622	185,803
OTHER ASSETS:
Right-of-use assets	11,324	10,199
Goodwill	77,401	77,401
Intangible assets, net of accumulated amortization	71,391	73,060
Deferred compensation plan asset	9,130	7,367
Other	5,640	4,661
Total other assets	174,886	172,688
Total assets	$591,963	$590,535
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$55,598	$53,705
Accrued payroll and employee benefits	10,690	17,279
Income tax payable	11,584	3,329
Current portion of long-term debt	9,913	9,913
Other current liabilities	6,518	6,645
Total current liabilities	94,303	90,871
LONG-TERM DEBT, LESS CURRENT PORTION	78,353	101,731
LONG-TERM LEASE LIABILITY	9,597	8,687
PENSION WITHDRAWAL LIABILITY	3,819	3,912
DEFERRED INCOME TAXES	24,077	23,800
DEFERRED COMPENSATION LIABILITY	10,117	9,343
OTHER LONG-TERM LIABILITIES	696	2,175
Total liabilities	220,962	240,519
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,942,857 and 20,850,454 shares issued and outstanding as of July 2, 2023 and April 2, 2023, respectively	209	209
Additional paid-in capital	44,409	44,443
Retained earnings	322,694	302,424
Accumulated other comprehensive income	3,689	2,940
Total shareholders’ equity	371,001	350,016
Total liabilities and shareholders’ equity	$591,963	$590,535
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	July 2, 2023	July 3, 2022
Sales	$251,120	$246,543
Cost of sales	(199,129)	(199,794)
Gross profit	51,991	46,749
Selling, general and administrative expenses	(19,504)	(18,885)
Operating income	32,487	27,864
Interest expense, net	(1,148)	(929)
Other income (expense)	337	(763)
Income before income taxes	31,676	26,172
Income tax expense	(8,246)	(6,477)
Net income	$23,430	$19,695

Weighted average number of shares outstanding - basic	20,907,724	20,908,823
Weighted average number of shares outstanding - diluted	21,012,788	21,033,549

Basic earnings per share	$1.12	$0.94
Diluted earnings per share	$1.12	$0.94

Cash dividends declared per common share	$0.15	$0.14
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	July 2, 2023	July 3, 2022
Net income	$23,430	$19,695
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	749	465
Total comprehensive income	$24,179	$20,160
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 2, 2023	20,850,454	$209	$44,443	$302,424	$2,940	$350,016
Cash dividends declared and paid ($0.15 per share)	—	—	—	(3,160)	—	(3,160)
Share-based compensation expense	—	—	959	—	—	959
Vesting of restricted stock	105,600	1	(1)	—	—	—
Shares surrendered for payroll taxes	(48,478)	(1)	(2,139)	—	—	(2,140)
ESPP shares issued	35,281	—	1,147	—	—	1,147
Other comprehensive income, net of tax	—	—	—	—	749	749
Net income	—	—	—	23,430	—	23,430
BALANCE — July 2, 2023	20,942,857	$209	$44,409	$322,694	$3,689	$371,001
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 3, 2022	20,889,777	$209	$46,717	$254,384	$1,291	$302,601
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,958)	—	(2,958)
Share-based compensation expense	—	—	595	—	—	595
Vesting of restricted stock	102,860	1	(1)	—	—	—
Shares surrendered for payroll taxes	(36,410)	—	(1,550)	—	—	(1,550)
ESPP shares issued	32,768	—	986	—	—	986
Shares repurchased	(181,657)	(2)	(6,555)	—	—	(6,557)
Other comprehensive income, net of tax	—	—	—	—	465	465
Net income	—	—	—	19,695	—	19,695
BALANCE — July 3, 2022	20,807,338	$208	$40,192	$271,121	$1,756	$313,277
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	July 2, 2023	July 3, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,430	$19,695
Reconciliation to cash flows:
Depreciation and amortization	7,107	6,558
Operating leases	534	476
(Gain) loss on deferred compensation assets	(337)	763
Stock compensation expense	959	595
Other	26	273
Changes in operating accounts providing (using) cash:
Trade receivables	(9,055)	(15,857)
Inventories	11,839	(10,003)
Accounts payable	(537)	(8,442)
Accrued liabilities	(9,075)	(11,043)
Lease liabilities	(580)	(521)
Income taxes	8,255	6,645
Other	2,300	1,466
Net cash provided by (used in) operating activities	34,866	(9,395)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,873)	(11,640)
Other	44	113
Net cash used in investing activities	(7,829)	(11,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(3,160)	(2,958)
New shares issued	1,147	986
Payroll taxes paid in exchange for shares withheld	(2,140)	(1,550)
Shares repurchased	—	(6,557)
Payments on revolving loan	(23,400)	(6,500)
Proceeds from revolving loan borrowings	—	40,000
Net cash (used in) provided by financing activities	(27,553)	23,421
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(516)	2,499
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,566	3,496
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,050	$5,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,221	$721
Noncash investing activities - capital expenditures in accounts payable	$4,771	$1,858
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2023, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended July 2, 2023 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2023 refer to the fiscal year ended April 2, 2023 and references to fiscal 2024 refer to the fiscal year ending March 31, 2024.
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
Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 2, 2023, previously filed with the SEC. There has been no significant change in our accounting policies since the end of fiscal 2023.

Note 2 — Asset Sales
Sale of bleach packaging assets: In the fourth quarter of fiscal 2023, we sold certain assets in our Industrial segment related to our consumer bleach packaging business for $7 million. These assets were not core to our Industrial segment operations, where we tend to focus our manufacturing operations on bulk products. The assets sold included plant equipment, inventory and intangible assets, all related to the packaging of bleach. We realized a gain of $3 million on this sale, which has been recorded within selling, general and administrative expenses.

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the three months ended July 2, 2023 and July 3, 2022:

	Three months ended July 2, 2023
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$102,675	$84,785	$10,241	$197,701
Distributed specialty products (2)	—	—	26,154	26,154
Bulk products (3)	15,210	7,521	—	22,731
Other	2,988	1,345	201	4,534
Total external customer sales	$120,873	$93,651	$36,596	$251,120

	Three months ended July 3, 2022
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$101,612	$70,357	$11,961	$183,930
Distributed specialty products (2)	—	—	31,089	31,089
Bulk products (3)	20,455	6,790	—	27,245
Other	2,643	1,343	293	4,279
Total external customer sales	$124,710	$78,490	$43,343	$246,543

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
Basic and diluted EPS were calculated using the following:

	Three Months Ended
	July 02, 2023	July 03, 2022
Weighted-average common shares outstanding—basic	20,907,724	20,908,823
Dilutive impact of performance units and restricted stock	105,064	124,726
Weighted-average common shares outstanding—diluted	21,012,788	21,033,549
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of July 2, 2023 and April 2, 2023.

 0

(In thousands)		July 2, 2023	April 2, 2023
Assets
Deferred compensation plan assets	Level 1	$9,454	$7,659
Interest rate swap	Level 2	$5,053	$4,028

Note 6 – Inventories
Inventories at July 2, 2023 and April 2, 2023 consisted of the following:

	July 2, 2023	April 2, 2023
(In thousands)
Inventory (FIFO basis)	$116,501	$128,589
LIFO reserve	(39,563)	(39,812)
Net inventory	$76,938	$88,777
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $90.8 million at July 2, 2023 and $101.4 million at April 2, 2023. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $77.4 million as of July 2, 2023 and April 2, 2023, of which $44.9 million was related to our Health and Nutrition segment, $26.0 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment.
A summary of our intangible assets as of July 2, 2023 and April 2, 2023 is as follows:

	July 2, 2023			April 2, 2023
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$109,107	$(39,946)	$69,161	$109,107	$(38,377)	$70,730
Trademarks and trade names	6,370	(5,367)	1,003	6,370	(5,267)	1,103
Total finite-life intangible assets	115,477	(45,313)	70,164	115,477	(43,644)	71,833
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$116,704	$(45,313)	$71,391	$116,704	$(43,644)	$73,060

Note 8 – Debt
Debt at July 2, 2023 and April 2, 2023 consisted of the following:

	July 2, 2023	April 2, 2023

(In thousands)
Senior secured revolving loan	$88,600	$112,000
Less: unamortized debt issuance costs	(334)	(356)
Total debt, net of debt issuance costs	88,266	111,644
Less: current portion of long-term debt	(9,913)	(9,913)
Total long-term debt	$78,353	$101,731
We were in compliance with all covenants of our credit agreement as of July 2, 2023.

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 29, 2020 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was 26% for the three months ended July 2, 2023, compared to 25% for the three months ended July 3, 2022. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Note 10 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2024 and fiscal 2023. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 70,859 shares in the aggregate for fiscal 2024. The restricted shares issued, if any, will fully vest approximately two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the three months ended July 2, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	189,258	$34.64
Granted	61,819	43.06
Vested	(105,600)	31.74
Unvested at end of period	145,477	$40.33
We recorded compensation expense related to performance share units and restricted stock of $0.7 million for the three months ended July 2, 2023 and $0.4 million for the three months ended July 3, 2022. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our non-employee directors receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of July 2, 2023, there were 12,565 shares of restricted stock with an average grant date fair value of $38.98 outstanding under this program. Compensation expense for both the three months ended July 2, 2023 and July 3, 2022 related to restricted stock awards to the Board was $0.1 million.
Note 11 – Share Repurchase Program
Our Board had authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended July 2, 2023, no shares were repurchased, and during the three months ended July 3, 2022, we repurchased 181,657 shares at an aggregate purchase price of $6.6 million. As of July 2, 2023, 1,129,348 shares remained available to be repurchased under the share repurchase program.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended July 2, 2023:
Sales	$120,873	$93,651	$36,596	$251,120
Gross profit	19,306	26,408	6,277	51,991
Selling, general, and administrative expenses	6,575	9,126	3,803	19,504
Operating income	12,731	17,282	2,474	32,487
Three months ended July 3, 2022:
Sales	$124,710	$78,490	$43,343	$246,543
Gross profit	20,009	18,953	7,787	46,749
Selling, general, and administrative expenses	6,385	8,701	3,799	18,885
Operating income	13,624	10,252	3,988	27,864

No significant changes to identifiable assets by segment occurred during the three months ended July 2, 2023.

Note 13 – Subsequent Events
In July 2023, we acquired substantially all the assets of EcoTech Enterprises, Inc. ("EcoTech") for $3.4 million, under the terms of an asset purchase agreement with EcoTech and its shareholders. EcoTech is a manufacturer and distributor of water treatment chemicals serving customers throughout Arkansas and surrounding states. The results of operations and the assets, including goodwill associated with this acquisition, if any, will be included as part of our Water Treatment segment from the date of acquisition forward. The purchase accounting for this acquisition has not yet been completed.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended July 2, 2023 as compared to the similar period ended July 3, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 2, 2023.
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

Asset Sales and Business Acquisitions
In July 2023, after the end of our first quarter, we acquired substantially all the assets of EcoTech Enterprises, Inc. ("EcoTech") for $3.4 million, under the terms of an asset purchase agreement with EcoTech and its shareholders. EcoTech is a manufacturer and distributor of water treatment chemicals serving customers throughout Arkansas and surrounding states. The results of operations and the assets, including goodwill associated with this acquisition, if any, will be included as part of our Water Treatment segment from the date of acquisition forward. The purchase accounting for this acquisition has not yet been completed.

In the fourth quarter of fiscal 2023, we sold certain assets in our Industrial segment related to our consumer bleach packaging business for $7 million. These assets were not deemed core to our Industrial segment operations. The assets sold included plant equipment, inventory, and intangible assets, all related to the packaging of bleach. We realized a gain of $3 million on this sale, which was recorded as a reduction to selling, general and administrative expenses.

Share Repurchase Program

We have in place a share repurchase program for up to 2.6 million shares of our common shares. As of July 2, 2023, 1,129,348 shares remain available to be repurchased under this program.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended
	July 2, 2023	July 3, 2022
Sales	100.0%	100.0%
Cost of sales	(79.3)%	(81.0)%
Gross profit	20.7%	19.0%
Selling, general and administrative expenses	(7.8)%	(7.7)%
Operating income	12.9%	11.3%
Interest expense, net	(0.5)%	(0.4)%
Other (expense) income	0.1%	(0.3)%
Income before income taxes	12.5%	10.6%
Income tax expense	(3.3)%	(2.6)%
Net income	9.2%	8.0%

Three Months Ended July 2, 2023 Compared to Three Months Ended July 3, 2022

Sales

Sales were $251.1 million for the three months ended July 2, 2023, an increase of $4.6 million, or 2%, from sales of $246.5 million in the same period a year ago, driven by increased selling prices.

Industrial Segment. Industrial segment sales decreased $3.8 million or 3%, to $120.9 million for the three months ended July 2, 2023, from sales of $124.7 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 13% of sales dollars in the three months ended July 2, 2023 and 17% in the same period of the prior year.The divestiture of our consumer bleach packaging business at the end of fiscal 2023 resulted in $4.7 million lower sales in the current quarter. Offsetting that decrease were increases in sales resulting from increased selling prices on many of our products driven by higher raw material costs on overall lower volumes and, to a lesser extent, a product mix shift.

Water Treatment Segment. Water Treatment segment sales increased $15.2 million, or 19%, to $93.7 million for the three months ended July 2, 2023, from sales of $78.5 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 8% of sales dollars in the three months ended July 2, 2023 and 9% in the same period a year ago. Sales increased as a result of increased selling prices on many of our products driven primarily by higher raw material costs.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $6.7 million, or 15%, to $36.6 million for the three months ended July 2, 2023, from sales of $43.3 million in the same period a year ago. The sales decrease was due to decreased sales volumes of both our specialty distributed products and our manufactured products due to softened demand from our customers, which we believe was driven by excess inventory at many of our customers as well as lower consumer demand for health and immunity products.

Gross Profit

Gross profit increased $5.3 million, or 11%, to $52.0 million, or 21% of sales, for the three months ended July 2, 2023, from $46.7 million, or 19% of sales, in the same period a year ago. During the three months ended July 2, 2023, the LIFO reserve decreased, and gross profit increased, by $0.2 million. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $3.8 million due primarily to rising raw material prices.

Industrial Segment. Gross profit for the Industrial segment decreased $0.7 million, or 4%, to $19.3 million, or 16% of sales, for the three months ended July 2, 2023, from $20.0 million, or 16% of sales, in the same period a year ago. During the three months ended July 2, 2023, the LIFO reserve decreased, and gross profit increased, by $0.3 million. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $2.7 million due primarily to rising raw material prices. Gross profit decreased due to decreased sales volumes, which was largely offset by the favorable impact of the change in the LIFO reserve.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $7.4 million, or 39%, to $26.4 million, or 28% of sales, for the three months ended July 2, 2023, from $19.0 million, or 24% of sales, in the same period a year ago. During the three months ended July 2, 2023, the LIFO reserve increased, and gross profit decreased, by $0.1 million. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $1.1 million due primarily to rising raw material prices. Gross profit increased as a result of improved per-unit margins.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $1.5 million, or 19%, to $6.3 million, or 17% of sales, for the three months ended July 2, 2023, from $7.8 million, or 18% of sales, in the same period a year ago. Gross profit decreased as a result of lower sales volumes and lower per-unit margins on certain products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $0.6 million, or 3%, to $19.5 million, or 8% of sales, for the three months ended July 2, 2023, from $18.9 million, or 8% of sales, in the same period a year ago. In the current quarter, we recorded compensation expense of $0.3 million as a result of gains recorded on investments held for our non-qualified deferred compensation plan, as compared to $0.8 million decrease in compensation expense in the same quarter a year ago as a result of losses incurred. These amounts were offset by similar amounts recorded in other income (expense). Offsetting this $1.1 million unfavorable year-over-year impact were decreases in SG&A expenses resulting largely from expense control measures.
Operating Income

Operating income increased $4.6 million, or 16%, to $32.5 million, or 13% of sales, for the three months ended July 2, 2023, from $27.9 million, or 11% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $1.1 million for the three months ended July 2, 2023 and $0.9 million the same period a year ago. The increase was due to an increase in borrowing interest rates, largely offset by a decrease in outstanding borrowings.

Other Income (Expense)

Other income was $0.3 million for the three months ended July 2, 2023 compared to other expense of $0.8 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan, whereas the expense in the same period a year ago represented losses recorded on those investments. The amounts recorded as a gain or loss were offset by similar amounts recorded as a decrease or increase to compensation expense within SG&A expenses.

Income Tax Provision

Our effective income tax rate was 26% for the three months ended July 2, 2023 and 25% the three months ended July 3, 2022. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26 to 27%.

Liquidity and Capital Resources

Cash was $7.0 million at July 2, 2023, a decrease of $0.5 million as compared with the $7.6 million available as of April 2, 2023.

Cash provided by operating activities was $34.9 million for the three months ended July 2, 2023, compared to cash used in operating activities of $9.4 million in the same period a year ago. The year-over-year increase in cash provided by operating activities was primarily driven by decreased cash expended for inventory purchases and increased net income. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.

Cash used in investing activities was $7.8 million for the three months ended July 2, 2023, compared to $11.5 million in the same period a year ago. Capital expenditures were $7.9 million for the three months ended July 2, 2023, compared to $11.6 million in the same period a year ago. In the first three months of the current year, we invested $5.1 million to complete an expansion of one of our Minnesota manufacturing facilities. In the prior year, we invested $1.1 million to complete an expansion of our Illinois manufacturing facility, purchased a previously leased facility for $0.9 million, and had larger investments in vehicles, safety equipment and new and replacement equipment compared to the first three months of the current year.

Cash used in financing activities was $27.6 million for the three months ended July 2, 2023, compared to $23.4 million of cash provided by financing activities in the same period a year ago. Included in financing activities in the first three months of the current year were net debt repayments of $23.4 million, compared to net debt proceeds of $33.5 million in the first three months of the prior year. In addition, we repurchased $6.6 million of shares of our common stock in the first three months of the prior year.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the three months ended July 2, 2023, no shares were repurchased, and during the three months ended July 2, 2023, we repurchased 181,657 shares of common stock with an aggregate purchase price of $6.6 million. As of July 2, 2023, 1,129,348 shares remained available to be repurchased under the share repurchase program.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At July 2, 2023, the effective interest rate on our borrowings was 3.9%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of July 2, 2023, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of July 2, 2023 and expect to remain in compliance with all covenants for the next 12 months.

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

Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended April 2, 2023.

Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2023. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million and it will terminate on May 1, 2027. As of July 2, 2023, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.1 million.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of July 2, 2023. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2023.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended July 2, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
04/03/2023-04/30/2023	—	$—	—	1,129,348
05/01/2023-05/28/2023	—	—	—	1,129,348
05/29/2023-07/02/2023	—	—	—	1,129,348
Total	—		—

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended July 2, 2023 filed with the SEC on August 2, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at July 2, 2023 and April 2, 2023, (ii) the Condensed Consolidated Statements of Income for the three months ended July 2, 2023 and July 3, 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended July 2, 2023 and July 3, 2022, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three months ended July 2, 2023 and July 3, 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended July 2, 2023 and July 3, 2022, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: August 2, 2023