Form 10-Q
period 2023-10-01
HAWKINS INC
filed 2023-11-01
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 27, 2023
Common Stock, par value $.01 per share	20,943,750

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	October 1, 2023	April 2, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,974	$7,566
Trade accounts receivables, net	124,813	129,252
Inventories	68,500	88,777
Prepaid expenses and other current assets	2,966	6,449
Total current assets	207,253	232,044
PROPERTY, PLANT, AND EQUIPMENT:	361,362	344,753
Less accumulated depreciation	168,504	158,950
Net property, plant, and equipment	192,858	185,803
OTHER ASSETS:
Right-of-use assets	11,323	10,199
Goodwill	77,401	77,401
Intangible assets, net of accumulated amortization	71,491	73,060
Deferred compensation plan asset	8,917	7,367
Other	6,054	4,661
Total other assets	175,186	172,688
Total assets	$575,297	$590,535
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$61,192	$53,705
Accrued payroll and employee benefits	12,416	17,279
Income tax payable	4,319	3,329
Current portion of long-term debt	9,913	9,913
Other current liabilities	6,622	6,645
Total current liabilities	94,462	90,871
LONG-TERM DEBT, LESS CURRENT PORTION	49,775	101,731
LONG-TERM LEASE LIABILITY	9,522	8,687
PENSION WITHDRAWAL LIABILITY	3,726	3,912
DEFERRED INCOME TAXES	24,190	23,800
DEFERRED COMPENSATION LIABILITY	10,317	9,343
OTHER LONG-TERM LIABILITIES	649	2,175
Total liabilities	192,641	240,519
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,787,626 and 20,850,454 shares issued and outstanding as of October 1, 2023 and April 2, 2023, respectively	208	209
Additional paid-in capital	35,918	44,443
Retained earnings	342,535	302,424
Accumulated other comprehensive income	3,995	2,940
Total shareholders’ equity	382,656	350,016
Total liabilities and shareholders’ equity	$575,297	$590,535
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Sales	$236,526	$241,192	$487,646	$487,735
Cost of sales	(182,640)	(194,818)	(381,769)	(394,612)
Gross profit	53,886	46,374	105,877	93,123
Selling, general and administrative expenses	(20,895)	(19,838)	(40,399)	(38,723)
Operating income	32,991	26,536	65,478	54,400
Interest expense, net	(717)	(1,383)	(1,865)	(2,312)
Other (expense) income	(289)	(446)	48	(1,209)
Income before income taxes	31,985	24,707	63,661	50,879
Income tax expense	(8,769)	(6,707)	(17,015)	(13,184)
Net income	$23,216	$18,000	$46,646	$37,695

Weighted average number of shares outstanding - basic	20,903,690	20,814,686	20,905,707	20,861,754
Weighted average number of shares outstanding - diluted	21,026,428	20,956,897	21,034,153	21,004,454

Basic earnings per share	$1.11	$0.86	$2.23	$1.81
Diluted earnings per share	$1.10	$0.86	$2.22	$1.79

Cash dividends declared per common share	$0.16	$0.14	$0.31	$0.28
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income	$23,216	$18,000	$46,646	$37,695
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	306	1,977	1,055	2,442
Total comprehensive income	$23,522	$19,977	$47,701	$40,137
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 2, 2023	20,850,454	$209	$44,443	$302,424	$2,940	$350,016
Cash dividends declared and paid ($0.15 per share)	—	—	—	(3,160)	—	(3,160)
Share-based compensation expense	—	—	959	—	—	959
Vesting of restricted stock	105,600	1	(1)	—	—	—
Shares surrendered for payroll taxes	(48,478)	(1)	(2,139)	—	—	(2,140)
ESPP shares issued	35,281	—	1,147	—	—	1,147
Other comprehensive income, net of tax	—	—	—	—	749	749
Net income	—	—	—	23,430	—	23,430
BALANCE — July 2, 2023	20,942,857	$209	$44,409	$322,694	$3,689	$371,001
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,375)	—	(3,375)
Share-based compensation expense	—	—	1,260	—	—	1,260
Vesting of restricted stock	12,565	—	—	—	—	—
Shares repurchased	(167,796)	(1)	(9,751)	—	—	(9,752)
Other comprehensive income, net of tax	—	—	—	—	306	306
Net income	—	—	—	23,216	—	23,216
BALANCE — October 1, 2023	20,787,626	$208	$35,918	$342,535	$3,995	$382,656
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 3, 2022	20,889,777	$209	$46,717	$254,384	$1,291	$302,601
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,958)	—	(2,958)
Share-based compensation expense	—	—	595	—	—	595
Vesting of restricted stock	102,860	1	(1)	—	—	—
Shares surrendered for payroll taxes	(36,410)	—	(1,550)	—	—	(1,550)
ESPP shares issued	32,768	—	986	—	—	986
Shares repurchased	(181,657)	(2)	(6,555)	—	—	(6,557)
Other comprehensive income, net of tax	—	—	—	—	465	465
Net income	—	—	—	19,695	—	19,695
BALANCE — July 3, 2022	20,807,338	$208	$40,192	$271,121	$1,756	$313,277
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,942)	—	(2,942)
Share-based compensation expense	—	—	1,085	—	—	1,085
Vesting of restricted stock	10,287	—	—	—	—	—
ESPP shares issued	—	—	17	—	—	17
Other comprehensive income, net of tax	—	—	—	—	1,977	1,977
Net income	—	—	—	18,000	—	18,000
BALANCE — October 2, 2022	20,817,625	$208	$41,294	$286,179	$3,733	$331,414
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	October 1, 2023	October 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,646	$37,695
Reconciliation to cash flows:
Depreciation and amortization	14,506	13,371
Operating leases	1,115	945
(Gain) loss on deferred compensation assets	(48)	1,208
Stock compensation expense	2,219	1,680
Other	(34)	187
Changes in operating accounts providing (using) cash:
Trade receivables	4,909	(8,481)
Inventories	20,752	(18,077)
Accounts payable	6,421	(4,609)
Accrued liabilities	(7,149)	(8,600)
Lease liabilities	(1,127)	(972)
Income taxes	990	2,031
Other	3,430	2,425
Net cash provided by operating activities	92,630	18,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(16,922)	(20,668)
Acquisitions	(3,355)	—
Other	335	296
Net cash used in investing activities	(19,942)	(20,372)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(6,535)	(5,900)
New shares issued	1,147	1,004
Payroll taxes paid in exchange for shares withheld	(2,140)	(1,550)
Shares repurchased	(9,752)	(6,557)
Payments on revolving loan	(52,000)	(30,000)
Proceeds from revolving loan borrowings	—	45,000
Net cash (used in) provided by financing activities	(69,280)	1,997
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,408	428
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,566	3,496
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,974	$3,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$16,025	$11,148
Cash paid for interest	$2,002	$1,879
Noncash investing activities - capital expenditures in accounts payable	$2,970	$2,535
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2023, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended October 1, 2023 are not necessarily indicative of the results that may be expected for the full year.
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

Note 2 — Acquisitions and Asset Sales
Acquisition of EcoTech Enterprises, Inc.: On July 14, 2023, we acquired substantially all the assets of EcoTech Enterprises, Inc. ("EcoTech") for $3.4 million, under the terms of a purchase agreement with EcoTech and its shareholders. EcoTech was a water treatment chemical distribution company operating primarily in Arkansas. The $3.4 million purchase price was allocated primarily to customer lists, to be amortized over 10 years, property, plant and equipment, and net working capital. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
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

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the six months ended October 1, 2023 and October 2, 2022:

	Three months ended October 1, 2023
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$83,890	$90,964	$10,858	$185,712
Distributed specialty products (2)	—	—	26,113	26,113
Bulk products (3)	13,149	8,560	—	21,709
Other	1,496	1,401	95	2,992
Total external customer sales	$98,535	$100,925	$37,066	$236,526

	Three months ended October 2, 2022
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$93,548	$77,172	$11,736	$182,456
Distributed specialty products (2)	—	—	28,677	28,677
Bulk products (3)	18,132	7,720	—	25,852
Other	2,259	1,596	352	4,207
Total external customer sales	$113,939	$86,488	$40,765	$241,192

	Six months ended October 1, 2023
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$186,565	$175,749	$21,099	$383,413
Distributed specialty products (2)	—	—	52,267	52,267
Bulk products (3)	28,359	16,081	—	44,440
Other	4,484	2,746	296	7,526
Total external customer sales	$219,408	$194,576	$73,662	$487,646

	Six months ended October 2, 2022
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$195,160	$147,529	$23,697	$366,386
Distributed specialty products (2)	—	—	59,766	59,766
Bulk products (3)	38,587	14,510	—	53,097
Other	4,902	2,939	645	8,486
Total external customer sales	$238,649	$164,978	$84,108	$487,735

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
Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	October 01, 2023	October 02, 2022	October 01, 2023	October 02, 2022
Weighted-average common shares outstanding—basic	20,903,690	20,814,686	20,905,707	20,861,754
Dilutive impact of performance units and restricted stock	122,738	142,211	128,446	142,700
Weighted-average common shares outstanding—diluted	21,026,428	20,956,897	21,034,153	21,004,454
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of October 1, 2023 and April 2, 2023.

 0

(In thousands)		October 1, 2023	April 2, 2023
Assets
Deferred compensation plan assets	Level 1	$9,058	$7,659
Interest rate swap	Level 2	$5,473	$4,028

Note 6 – Inventories
Inventories at October 1, 2023 and April 2, 2023 consisted of the following:

	October 1, 2023	April 2, 2023
(In thousands)
Inventory (FIFO basis)	$104,878	$128,589
LIFO reserve	(36,378)	(39,812)
Net inventory	$68,500	$88,777
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $83.9 million at October 1, 2023 and $101.4 million at April 2, 2023. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $77.4 million as of October 1, 2023 and April 2, 2023, of which $44.9 million was related to our Health and Nutrition segment, $26.0 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment.
A summary of our intangible assets as of October 1, 2023 and April 2, 2023 is as follows:

	October 1, 2023			April 2, 2023
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$110,894	$(41,561)	$69,333	$109,107	$(38,377)	$70,730
Trademarks and trade names	$6,370	$(5,467)	$903	$6,370	$(5,267)	$1,103
Other finite-life intangible assets	3,941	(3,913)	28	3,904	(3,904)	—
Total finite-life intangible assets	121,205	(50,941)	70,264	119,381	(47,548)	71,833
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$122,432	$(50,941)	$71,491	$120,608	$(47,548)	$73,060

Note 8 – Debt
Debt at October 1, 2023 and April 2, 2023 consisted of the following:

	October 1, 2023	April 2, 2023

(In thousands)
Senior secured revolving loan	$60,000	$112,000
Less: unamortized debt issuance costs	(312)	(356)
Total debt, net of debt issuance costs	59,688	111,644
Less: current portion of long-term debt	(9,913)	(9,913)
Total long-term debt	$49,775	$101,731
We were in compliance with all covenants of our credit agreement as of October 1, 2023.

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 29, 2020 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was 27% for the six months ended October 1, 2023, compared to 26% for the six months ended October 2, 2022. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

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

The following table represents the restricted stock activity for the six months ended October 1, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	189,258	$34.64
Granted	61,819	43.06
Vested	(105,600)	31.74
Unvested at end of period	145,477	$40.33
We recorded compensation expense related to performance share units and restricted stock of $1.0 million and $1.6 million for the three and six months ended October 1, 2023, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.8 million and $1.2 million for the three and six months ended October 2, 2022, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of October 1, 2023, there were 10,647 shares of restricted stock with an average grant date fair value of $46.00 outstanding under this program. Compensation expense for both the three months ended October 1, 2023 and October 2, 2022 related to restricted stock awards to the Board was $0.1 million. Compensation expense for both the six months ended October 1, 2023 and October 2, 2022 related to restricted stock awards to the Board was $0.2 million.
Note 11 – Share Repurchase Program
Our Board had authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three and six months ended October 1, 2023, we repurchased 167,796 shares at an aggregate purchase price of $9.8 million. During the three months ended October 2, 2022, no shares were repurchased, and during the six months ended October 2, 2022, we repurchased 181,657 shares at an aggregate purchase price of $6.6 million. As of October 1, 2023, 961,552 shares remained available to be repurchased under the share repurchase program.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended October 1, 2023:
Sales	$98,535	$100,925	$37,066	$236,526
Gross profit	17,844	29,308	6,734	53,886
Selling, general, and administrative expenses	6,806	10,145	3,944	20,895
Operating income	11,038	19,163	2,790	32,991
Three months ended October 2, 2022:
Sales	$113,939	$86,488	$40,765	$241,192
Gross profit	17,713	20,504	8,157	46,374
Selling, general, and administrative expenses	6,891	9,082	3,865	19,838
Operating income	10,822	11,422	4,292	26,536
Six months ended October 1, 2023:
Sales	$219,408	$194,576	$73,662	$487,646
Gross profit	37,150	55,716	13,011	105,877
Selling, general and administrative expenses	13,381	19,271	7,747	40,399
Operating income	23,769	36,445	5,264	65,478
Six months ended October 2, 2022:
Sales	$238,649	$164,978	$84,108	$487,735
Gross profit	37,722	39,457	15,944	93,123
Selling, general and administrative expenses	13,276	17,783	7,664	38,723
Operating income	24,446	21,674	8,280	54,400

No significant changes to identifiable assets by segment occurred during the six months ended October 1, 2023.

Note 13 – Subsequent Events
In October 2023, we acquired substantially all the assets of Water Solutions Unlimited, Inc. ("Water Solutions") for $60 million and up to an additional $15 million to be paid after three years based on achieving certain targets, under the terms of an asset purchase agreement with Water Solutions and its shareholders. Water Solutions is a manufacturer and distributor of water treatment chemicals serving customers primarily throughout Indiana, Illinois and Michigan. The results of operations and the assets, including goodwill associated with this acquisition, if any, will be included as part of our Water Treatment segment from the date of acquisition forward. The purchase accounting for this acquisition has not yet been completed.
In October 2023, we acquired substantially all the assets of Miami Products & Chemical Company ("Miami Products") for $15.5 million, under the terms of an asset purchase agreement with Miami Products and its shareholders. Miami Products is a bleach manufacturer and distributor serving customers primarily throughout Ohio and the surrounding region. The results of operations and the assets, including goodwill associated with this acquisition, if any, will be included as part of our Water Treatment segment from the date of acquisition forward. The purchase accounting for this acquisition has not yet been completed.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the six months ended October 1, 2023 as compared to the similar period ended October 2, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 2, 2023.
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

Business Acquisitions and Asset Sales
In October 2023, after the end of our second quarter, we acquired substantially all the assets of Water Solutions Unlimited, Inc. ("Water Solutions") for $60 million and up to an additional $15 million to be paid after three years based on achieving certain targets, under the terms of an asset purchase agreement with Water Solutions and its shareholders. Water Solutions is a manufacturer and distributor of water treatment chemicals serving customers primarily throughout Indiana, Illinois and Michigan. The results of operations and the assets, including goodwill associated with this acquisition, if any, will be included as part of our Water Treatment segment from the date of acquisition forward.
In October 2023, after the end of our second quarter, we acquired substantially all the assets of Miami Products & Chemical Company ("Miami Products") for $15.5 million, under the terms of an asset purchase agreement with Miami Products and its shareholders. Miami Products is a bleach manufacturer and distributor serving customers primarily throughout Ohio and the surrounding region. The results of operations and the assets, including goodwill associated with this acquisition, if any, will be included as part of our Water Treatment segment from the date of acquisition forward.
On July 14, 2023, we acquired substantially all the assets of EcoTech Enterprises, Inc. ("EcoTech") for $3.4 million, under the terms of an asset purchase agreement with EcoTech and its shareholders. EcoTech was a manufacturer and distributor of water treatment chemicals serving customers throughout Arkansas and surrounding states. The results of operations and the assets will be included as part of our Water Treatment segment from the date of acquisition forward.

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

Share Repurchase Program
We have in place a share repurchase program for up to 2.6 million shares of our common shares. As of October 1, 2023, 961,552 shares remain available to be repurchased under this program.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Six Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(77.2)%	(80.8)%	(78.3)%	(80.9)%
Gross profit	22.8%	19.2%	21.7%	19.1%
Selling, general and administrative expenses	(8.8)%	(8.2)%	(8.3)%	(7.9)%
Operating income	14.0%	11.0%	13.4%	11.2%
Interest expense, net	(0.3)%	(0.6)%	(0.4)%	(0.6)%
Other (expense) income	(0.1)%	(0.2)%	—%	(0.2)%
Income before income taxes	13.6%	10.2%	13.0%	10.4%
Income tax expense	(3.7)%	(2.7)%	(3.5)%	(2.7)%
Net income	9.9%	7.5%	9.5%	7.7%

Three Months Ended October 1, 2023 Compared to Three Months Ended October 2, 2022

Sales
Sales were $236.5 million for the three months ended October 1, 2023, a decrease of $4.7 million, or 2%, from sales of $241.2 million in the same period a year ago. Decreased sales in our Industrial and Health and Nutrition segments more than offset increased sales in our Water Treatment segment.

Industrial Segment. Industrial segment sales decreased $15.4 million or 14%, to $98.5 million for the three months ended October 1, 2023, from sales of $113.9 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 13% of sales dollars in the three months ended October 1, 2023 and 16% in the same period of the prior year. The sale of our consumer bleach packaging business at the end of fiscal 2023 resulted in $4.0 million lower sales in the current quarter. In addition, sales declined due to overall lower volumes.

Water Treatment Segment. Water Treatment segment sales increased $14.4 million, or 17%, to $100.9 million for the three months ended October 1, 2023, from sales of $86.5 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 8% of sales dollars in the three months ended October 1, 2023 and 9% in the same period a year ago. Sales increased as a result of increased selling prices on many of our products as well as increased sales volumes of certain of our products.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $3.7 million, or 9%, to $37.1 million for the three months ended October 1, 2023, from sales of $40.8 million in the same period a year ago. The sales decrease was primarily due to decreased sales of specialty distributed products due to lower demand from our customers, which we believe was driven by excess inventory at some of our customers as well as lower consumer demand for health and immunity products.

Gross Profit
Gross profit increased $7.5 million, or 16%, to $53.9 million, or 23% of sales, for the three months ended October 1, 2023, from $46.4 million, or 19% of sales, in the same period a year ago. During the three months ended October 1, 2023, the LIFO reserve decreased, and gross profit increased, by $3.2 million due primarily to decreasing raw material prices. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $5.3 million due primarily to rising raw material prices.

Industrial Segment. Gross profit for the Industrial segment increased $0.1 million, or 1%, to $17.8 million, or 18% of sales, for the three months ended October 1, 2023, from $17.7 million, or 16% of sales, in the same period a year ago. During the three months ended October 1, 2023, the LIFO reserve decreased, and gross profit increased, by $2.6 million due primarily to decreasing raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $3.9 million due primarily to rising raw material prices. Gross profit increased slightly due to improved unit margins on certain products.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $8.8 million, or 43%, to $29.3 million, or 29% of sales, for the three months ended October 1, 2023, from $20.5 million, or 24% of sales, in the same period a year ago. During the three months ended October 1, 2023, the LIFO reserve decreased, and gross profit increased, by $0.6 million due primarily to decreasing raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $1.4 million due primarily to rising raw material prices. Gross profit increased as a result of improved per-unit margins on many of our products as well as increased sales.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $1.5 million, or 18%, to $6.7 million, or 18% of sales, for the three months ended October 1, 2023, from $8.2 million, or 20% of sales, in the same period a year ago. Gross profit decreased as a result of lower sales and lower per-unit margins on certain products.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $1.1 million, or 6%, to $20.9 million, or 9% of sales, for the three months ended October 1, 2023, from $19.8 million, or 8% of sales, in the same period a year ago. Expenses increased largely due to increased variable pay as well as added costs from acquired businesses.

Operating Income
Operating income increased $6.5 million, or 25%, to $33.0 million, or 14% of sales, for the three months ended October 1, 2023, from $26.5 million, or 11% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $0.7 million for the three months ended October 1, 2023 and $1.4 million the same period a year ago. The decrease was due to a decrease in outstanding borrowings.

Other (Expense) Income
Other expense was $0.3 million for the three months ended October 1, 2023 compared to $0.4 million in the same period a year ago. The expense represents losses recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a loss were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision
Our effective income tax rate was 27% for both the three months ended October 1, 2023 and the three months ended October 2, 2022. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26 to 27%.

Six Months Ended October 1, 2023 Compared to Six Months Ended October 2, 2022

Sales
Sales were $487.6 million for the six months ended October 1, 2023, a decrease of $0.1 million, or less than 1%, from sales of $487.7 million in the same period a year ago. Decreased sales in our Industrial and Health and Nutrition segments were nearly offset by increased sales in our Water Treatment segment.

Industrial Segment. Industrial segment sales decreased $19.2 million or 8%, to $219.4 million for the six months ended October 1, 2023, from sales of $238.6 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 13% of sales dollars in the six months ended October 1, 2023 and 16% in the same period of the prior year.The sale of our consumer bleach packaging business at the end of fiscal 2023 resulted in $8.8 million lower sales in the six months ended October 1, 2023. In addition, sales declined due to overall lower volumes.

Water Treatment Segment. Water Treatment segment sales increased $29.6 million, or 18%, to $194.6 million for the six months ended October 1, 2023, from sales of $165.0 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 8% of sales dollars in the six months ended October 1, 2023 and 9% in the same period a year ago. Sales increased as a result of increased selling prices on many of our products as well as increased sales volumes of certain of our products.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $10.4 million, or 12%, to $73.7 million for the six months ended October 1, 2023, from sales of $84.1 million in the same period a year ago. The sales decrease was primarily due to decreased sales of specialty distributed products due to lower demand from our customers, which we believe was driven by excess inventory at some of our customers as well as lower consumer demand for health and immunity products. The sales decline experienced in the second quarter of fiscal 2023 was about half the decline experienced in the first quarter of fiscal 2023.

Gross Profit
Gross profit increased $12.8 million, or 14%, to $105.9 million, or 22% of sales, for the six months ended October 1, 2023, from $93.1 million, or 19% of sales, in the same period a year ago. During the six months ended October 1, 2023, the LIFO reserve decreased, and gross profit increased, by $3.4 million due primarily to decreasing raw material prices. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $9.0 million due primarily to rising raw material prices.

Industrial Segment. Gross profit for the Industrial segment decreased $0.5 million, or 1%, to $37.2 million, or 17% of sales, for the six months ended October 1, 2023, from $37.7 million, or 16% of sales, in the same period a year ago. During the six months ended October 1, 2023, the LIFO reserve decreased, and gross profit increased, by $3.0 million due primarily to decreasing raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $6.6 million due primarily to rising raw material prices. Gross profit decreased due to lower sales volumes.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $16.2 million, or 41%, to $55.7 million, or 29% of sales, for the six months ended October 1, 2023, from $39.5 million, or 24% of sales, in the same period a year ago. During the six months ended October 1, 2023, the LIFO reserve decreased, and gross profit increased, by $0.5 million due primarily to decreasing raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $2.4 million due primarily to rising raw material prices. Gross profit increased as a result of improved per-unit margins on many of our products as well as increased sales.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $2.9 million, or 18%, to $13.0 million, or 18% of sales, for the six months ended October 1, 2023, from $15.9 million, or 19% of sales, in the same period a year ago. Gross profit decreased as a result of lower sales and lower per-unit margins on certain products.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $1.7 million, or 4%, to $40.4 million, or 8% of sales, for the six months ended October 1, 2023, from $38.7 million, or 8% of sales, in the same period a year ago. In the current period, we recorded compensation expense of $0.1 million as a result of gains recorded on investments held for our non-qualified deferred compensation plan, as compared to $1.2 million decrease in compensation expense in the same period a year ago as a result of losses incurred. These amounts were offset by similar amounts recorded in other (expense) income. In addition to this unfavorable year-over-year impact of $1.3 million, expenses increased largely due to increased variable pay as well as added costs from acquired businesses.

Operating Income
Operating income increased $11.1 million, or 20%, to $65.5 million, or 13% of sales, for the six months ended October 1, 2023, from $54.4 million, or 11% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $1.9 million for the six months ended October 1, 2023 and $2.3 million the same period a year ago. The increase was due to decrease in outstanding borrowings, offset somewhat due to an increase in borrowing interest rates.

Other (Expense) Income
Other income was nominal for the six months ended October 1, 2023 compared to other expense of $1.2 million in the same period a year ago. The prior year expense represents losses recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a loss were offset by similar amounts recorded as a decrease to compensation expense within SG&A expenses.

Income Tax Provision
Our effective income tax rate was 27% for the six months ended October 1, 2023 and 26% the six months ended October 2, 2022. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26 to 27%.

Liquidity and Capital Resources

Cash was $11.0 million at October 1, 2023, an increase of $3.4 million as compared with the $7.6 million available as of April 2, 2023.

Cash provided by operating activities was $92.6 million for the six months ended October 1, 2023, compared to cash provided by operating activities of $18.8 million in the same period a year ago. The year-over-year increase in cash provided by operating activities in the first six months of the current year was primarily driven by decreased cash expended for inventory and accounts payable, along with increased customer collections and increased net income compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.

Cash used in investing activities was $19.9 million for the six months ended October 1, 2023, compared to $20.4 million in the same period a year ago. Capital expenditures were $16.9 million for the six months ended October 1, 2023, compared to $20.7 million in the same period a year ago. In the first six months of the current year, we invested $5.1 million to complete an expansion of one of our Minnesota manufacturing facilities. In the prior year, we invested $1.1 million to complete an expansion of our Illinois manufacturing facility, purchased a previously leased facility for $0.9 million, and had larger investments in vehicles, safety equipment and new and replacement equipment compared to the first six months of the current year. In addition, we we acquired substantially all the assets of EcoTech for $3.4 million in the first six months of the current year.

Cash used in financing activities was $69.3 million for the six months ended October 1, 2023, compared to $2.0 million of cash provided by financing activities in the same period a year ago. Included in financing activities in the first six months of the current year were net debt repayments of $52.0 million, compared to net debt proceeds of $15.0 million in the first six months of the prior year. In addition, we repurchased $9.8 million shares of our common stock in the first six months of the current year, compared to $6.6 million in the same period of the prior year.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the six months ended October 1, 2023, we repurchased 167,796 shares of common stock with an aggregate purchase price of $9.8 million. During the six months ended October 2, 2022, we repurchased 181,657 shares at an aggregate purchase price of $6.6 million. As of October 1, 2023, 961,552 shares remained available to be repurchased under the share repurchase program.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At October 1, 2023, the effective interest rate on our borrowings was 3.0%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of October 1, 2023, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of October 1, 2023 and expect to remain in compliance with all covenants for the next 12 months.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million and it will terminate on May 1, 2027. As of October 1, 2023, we had no unhedged variable-rate debt, limiting our interest rate risk.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of October 1, 2023. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended October 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
07/03/2023-07/30/2023	—	$—	—	1,129,348
07/31/2023-08/27/2023	58,614	—	58,614	1,070,734
08/28/2023-10/01/2023	109,182	—	109,182	961,552
Total	167,796		167,796

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended October 1, 2023 filed with the SEC on November 1, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at October 1, 2023 and April 2, 2023, (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 1, 2023 and October 2, 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 1, 2023 and October 2, 2022, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and six months ended October 1, 2023 and October 2, 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended October 1, 2023 and October 2, 2022, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: November 1, 2023