Form 10-Q
period 2023-12-31
HAWKINS INC
filed 2024-01-31
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-7647

HAWKINS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0771293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2381 Rosegate, Roseville, Minnesota	55113
(Address of principal executive offices)	(Zip code)

(612) 331-6910
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HWKN	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at January 26, 2024
Common Stock, par value $.01 per share	20,946,385

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 31, 2023	April 2, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,741	$7,566
Trade accounts receivables, net	113,016	129,252
Inventories	68,805	88,777
Prepaid expenses and other current assets	7,442	6,449
Total current assets	195,004	232,044
PROPERTY, PLANT, AND EQUIPMENT:	376,952	344,753
Less accumulated depreciation	173,457	158,950
Net property, plant, and equipment	203,495	185,803
OTHER ASSETS:
Right-of-use assets	13,400	10,199
Goodwill	101,495	77,401
Intangible assets, net of accumulated amortization	116,728	73,060
Deferred compensation plan asset	9,617	7,367
Other	4,308	4,661
Total other assets	245,548	172,688
Total assets	$644,047	$590,535
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$42,857	$53,705
Accrued payroll and employee benefits	17,753	17,279
Income tax payable	1,504	3,329
Current portion of long-term debt	9,913	9,913
Other current liabilities	7,651	6,645
Total current liabilities	79,678	90,871
LONG-TERM DEBT, LESS CURRENT PORTION	109,797	101,731
LONG-TERM LEASE LIABILITY	11,107	8,687
PENSION WITHDRAWAL LIABILITY	3,633	3,912
DEFERRED INCOME TAXES	23,698	23,800
DEFERRED COMPENSATION LIABILITY	11,437	9,343
OTHER LONG-TERM LIABILITIES	10,943	2,175
Total liabilities	250,293	240,519
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,790,292 and 20,850,454 shares issued and outstanding as of December 31, 2023 and April 2, 2023, respectively	208	209
Additional paid-in capital	36,781	44,443
Retained earnings	354,069	302,424
Accumulated other comprehensive income	2,696	2,940
Total shareholders’ equity	393,754	350,016
Total liabilities and shareholders’ equity	$644,047	$590,535
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Sales	$208,496	$219,218	$696,142	$706,953
Cost of sales	(166,248)	(182,947)	(548,017)	(577,559)
Gross profit	42,248	36,271	148,125	129,394
Selling, general and administrative expenses	(23,774)	(21,004)	(64,173)	(59,727)
Operating income	18,474	15,267	83,952	69,667
Interest expense, net	(1,168)	(1,546)	(3,033)	(3,858)
Other income (expense)	853	465	901	(744)
Income before income taxes	18,159	14,186	81,820	65,065
Income tax expense	(3,274)	(3,453)	(20,289)	(16,637)
Net income	$14,885	$10,733	$61,531	$48,428

Weighted average number of shares outstanding - basic	20,781,632	20,818,347	20,864,349	20,847,285
Weighted average number of shares outstanding - diluted	20,907,321	20,974,264	21,004,077	21,004,849

Basic earnings per share	$0.72	$0.52	$2.95	$2.32
Diluted earnings per share	$0.71	$0.51	$2.93	$2.31

Cash dividends declared per common share	$0.16	$0.14	$0.47	$0.42
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Net income	$14,885	$10,733	$61,531	$48,428
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(1,299)	(139)	(244)	2,303
Total comprehensive income	$13,586	$10,594	$61,287	$50,731
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 2, 2023	20,850,454	$209	$44,443	$302,424	$2,940	$350,016
Cash dividends declared and paid ($0.15 per share)	—	—	—	(3,160)	—	(3,160)
Share-based compensation expense	—	—	959	—	—	959
Vesting of restricted stock	105,600	1	(1)	—	—	—
Shares surrendered for payroll taxes	(48,478)	(1)	(2,139)	—	—	(2,140)
ESPP shares issued	35,281	—	1,147	—	—	1,147
Other comprehensive income, net of tax	—	—	—	—	749	749
Net income	—	—	—	23,430	—	23,430
BALANCE — July 2, 2023	20,942,857	$209	$44,409	$322,694	$3,689	$371,001
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,375)	—	(3,375)
Share-based compensation expense	—	—	1,260	—	—	1,260
Vesting of restricted stock	12,565	—	—	—	—	—
Shares repurchased	(167,796)	(1)	(9,751)	—	—	(9,752)
Other comprehensive income, net of tax	—	—	—	—	306	306
Net income	—	—	—	23,216	—	23,216
BALANCE — October 1, 2023	20,787,626	$208	$35,918	$342,535	$3,995	$382,656
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,351)	—	(3,351)
Share-based compensation expense	—	—	1,287	—	—	1,287
ESPP shares issued	26,731	—	1,096	—	—	1,096
Shares repurchased	(24,065)	—	(1,520)	—	—	(1,520)
Other comprehensive loss, net of tax	—	—	—	—	(1,299)	(1,299)
Net income	—	—	—	14,885	—	14,885
BALANCE — December 31, 2023	20,790,292	$208	$36,781	$354,069	$2,696	$393,754

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 3, 2022	20,889,777	$209	$46,717	$254,384	$1,291	$302,601
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,958)	—	(2,958)
Share-based compensation expense	—	—	595	—	—	595
Vesting of restricted stock	102,860	1	(1)	—	—	—
Shares surrendered for payroll taxes	(36,410)	—	(1,550)	—	—	(1,550)
ESPP shares issued	32,768	—	986	—	—	986
Shares repurchased	(181,657)	(2)	(6,555)	—	—	(6,557)
Other comprehensive income, net of tax	—	—	—	—	465	465
Net income	—	—	—	19,695	—	19,695
BALANCE — July 3, 2022	20,807,338	$208	$40,192	$271,121	$1,756	$313,277
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,942)	—	(2,942)
Share-based compensation expense	—	—	1,085	—	—	1,085
Vesting of restricted stock	10,287	—	—	—	—	—
ESPP shares issued	—	—	17	—	—	17
Other comprehensive income, net of tax	—	—	—	—	1,977	1,977
Net income	—	—	—	18,000	—	18,000
BALANCE — October 2, 2022	20,817,625	$208	$41,294	$286,179	$3,733	$331,414
Cash dividends declared and paid ($0.14 per share)	—	—	—	(2,943)	—	(2,943)
Share-based compensation expense	—	—	1,084	—	—	1,084
ESPP shares issued	32,829	1	1,010	—	—	1,011
Other comprehensive income, net of tax	—	—	—	—	(139)	(139)
Net income	—	—	—	10,733	$—	10,733
BALANCE — January 1, 2023	20,850,454	$209	$43,388	$293,969	$3,594	$341,160
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 31, 2023	January 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,531	$48,428
Reconciliation to cash flows:
Depreciation and amortization	22,849	20,373
Operating leases	1,884	1,442
(Gain) loss on deferred compensation assets	(901)	744
Stock compensation expense	3,506	2,764
Other	70	225
Changes in operating accounts providing (using) cash:
Trade receivables	22,500	(2,336)
Inventories	25,665	(6,596)
Accounts payable	(14,334)	(16,231)
Accrued liabilities	(610)	(3,652)
Lease liabilities	(1,804)	(1,453)
Income taxes	(1,824)	1,762
Other	(922)	(929)
Net cash provided by operating activities	117,610	44,541
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(28,248)	(32,307)
Acquisitions	(78,855)	—
Other	723	352
Net cash used in investing activities	(106,380)	(31,955)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(9,886)	(8,843)
New shares issued	2,243	2,014
Payroll taxes paid in exchange for shares withheld	(2,140)	(1,550)
Shares repurchased	(11,272)	(6,557)
Payments on revolving loan	(67,000)	(40,000)
Proceeds from revolving loan borrowings	75,000	45,000
Net cash used in financing activities	(13,055)	(9,936)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,825)	2,650
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,566	3,496
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,741	$6,146

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$22,125	$14,847
Cash paid for interest	$3,252	$3,345
Noncash investing activities - capital expenditures in accounts payable	$2,887	$3,844
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2023, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the full year.
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

Note 2 — Acquisitions and Asset Sales

Acquisition of The Miami Products & Chemical Company: On October 31, 2023, we acquired substantially all the assets of The Miami Products & Chemical Company ("Miami Products") for $15.5 million under the terms of a purchase agreement with Miami Products and its shareholders. Miami Products is a bleach manufacturer and distributor serving customers primarily throughout Ohio and the surrounding region. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of Miami Products acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the $15.5 million purchase price, $8.2 million was allocated to customer lists, to be amortized over 11 years, and $0.8 million was allocated to trade names, to be amortized over 10 years. The remaining amount was allocated to net working capital and property, plant and equipment, with the residual amount of $3.1 million allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is preliminary and subject to adjustment within the first 12 months following the acquisition.
Acquisition of Water Solutions Unlimited, Inc.: On October 27, 2023, we acquired substantially all the assets of Water Solutions Unlimited, Inc. ("Water Solutions") under the terms of a purchase agreement with Water Solutions and its shareholders. We paid $60 million at closing and may be obligated to pay an additional amount based on achieving a certain earnings target three years after the acquisition. Water Solutions is a manufacturer and distributor of water treatment chemicals serving customers primarily throughout Indiana, Illinois and Michigan. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of Water Solutions acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). The total purchase price was estimated to be $70.7 million, including the estimated potential earnout to be paid of $10.7 million. Of the $70.7 million purchase price, $32.0 million was allocated to customer lists, to be amortized over 13 years, $6.4 million was allocated to trade names, to be amortized over 10 years, and $0.2 million was allocated to non-compete agreements, to be amortized over five years. The remaining amount was allocated to net working capital and property, plant and equipment, with the residual amount of $21.0 million allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is preliminary and subject to adjustment within the first 12 months following the acquisition.
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

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the nine months ended December 31, 2023 and January 1, 2023:

	Three months ended December 31, 2023
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$78,313	$73,406	$7,857	$159,576
Distributed specialty products (2)	—	—	25,678	25,678
Bulk products (3)	12,921	7,629	—	20,550
Other	1,756	984	(48)	2,692
Total external customer sales	$92,990	$82,019	$33,487	$208,496

	Three months ended January 1, 2023
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$91,658	$60,583	$11,935	$164,176
Distributed specialty products (2)	—	—	23,833	23,833
Bulk products (3)	20,364	6,649	—	27,013
Other	2,414	1,317	465	4,196
Total external customer sales	$114,436	$68,549	$36,233	$219,218

	Nine months ended December 31, 2023
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$264,878	$249,155	$28,956	$542,989
Distributed specialty products (2)	—	—	77,945	77,945
Bulk products (3)	41,280	23,710	—	64,990
Other	6,240	3,730	248	10,218
Total external customer sales	$312,398	$276,595	$107,149	$696,142

	Nine months ended January 1, 2023
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$286,818	$208,112	$35,632	$530,562
Distributed specialty products (2)	—	—	83,599	83,599
Bulk products (3)	58,951	21,159	—	80,110
Other	7,316	4,256	1,110	12,682
Total external customer sales	$353,085	$233,527	$120,341	$706,953

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
Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	December 31, 2023	January 01, 2023	December 31, 2023	January 01, 2023
Weighted-average common shares outstanding—basic	20,781,632	20,818,347	20,864,349	20,847,285
Dilutive impact of performance units and restricted stock	125,689	155,917	139,728	157,564
Weighted-average common shares outstanding—diluted	20,907,321	20,974,264	21,004,077	21,004,849
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and April 2, 2023.

 0

(In thousands)		December 31, 2023	April 2, 2023
Assets
Deferred compensation plan assets	Level 1	$9,803	$7,659
Interest rate swap	Level 2	$3,694	$4,028

Note 6 – Inventories
Inventories at December 31, 2023 and April 2, 2023 consisted of the following:

	December 31, 2023	April 2, 2023
(In thousands)
Inventory (FIFO basis)	$102,657	$128,589
LIFO reserve	(33,852)	(39,812)
Net inventory	$68,805	$88,777
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $78.7 million at December 31, 2023 and $101.4 million at April 2, 2023. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $101.5 million as of December 31, 2023 and $77.4 million as of April 2, 2023, of which $44.9 million was related to our Health and Nutrition segment, $50.1 million was related to our Water Treatment segment, and $6.5 million was related to our Industrial segment. The increase in    goodwill    during the nine months ended December 31, 2023 represents goodwill recorded in connection with the acquisitions    of the assets of Water Solutions and Miami Products as discussed in Note 2.
A summary of our intangible assets as of December 31, 2023 and April 2, 2023 is as follows:

	December 31, 2023			April 2, 2023
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$151,094	$(43,709)	$107,385	$109,107	$(38,377)	$70,730
Trademarks and trade names	$13,570	$(5,688)	$7,882	$6,370	$(5,267)	$1,103
Other finite-life intangible assets	4,171	(3,937)	234	3,904	(3,904)	—
Total finite-life intangible assets	168,835	(53,334)	115,501	119,381	(47,548)	71,833
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$170,062	$(53,334)	$116,728	$120,608	$(47,548)	$73,060

Note 8 – Debt
Debt at December 31, 2023 and April 2, 2023 consisted of the following:

	December 31, 2023	April 2, 2023

(In thousands)
Senior secured revolving loan	$120,000	$112,000
Less: unamortized debt issuance costs	(290)	(356)
Total debt, net of debt issuance costs	119,710	111,644
Less: current portion of long-term debt	(9,913)	(9,913)
Total long-term debt	$109,797	$101,731
We were in compliance with all covenants of our credit agreement as of December 31, 2023.

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 28, 2021 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was 25% for the nine months ended December 31, 2023, compared to 26% for the nine months ended January 1, 2023. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

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

The following table represents the restricted stock activity for the nine months ended December 31, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	189,258	$34.64
Granted	61,819	43.06
Vested	(105,600)	31.74
Unvested at end of period	145,477	$40.33
We recorded compensation expense related to performance share units and restricted stock of $1.0 million and $2.7 million for the three and nine months ended December 31, 2023, respectively. We recorded compensation expense related to performance share units and restricted stock of $0.8 million and $2.0 million for the three and nine months ended January 1, 2023, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of December 31, 2023, there were 10,647 shares of restricted stock with an average grant date fair value of $46.00 outstanding under this program. Compensation expense for both the three months ended December 31, 2023 and January 1, 2023 related to restricted stock awards to the Board was $0.1 million. Compensation expense related to restricted stock awards to the Board for the nine months ended December 31, 2023 was $0.4 million and for the nine months ended January 1, 2023 was $0.3 million.
Note 11 – Share Repurchase Program
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended December 31, 2023, we repurchased 24,065 shares at an aggregate purchase price of $1.5 million. During the nine months ended December 31, 2023, we repurchased 191,861 shares at an aggregate purchase price of $11.3 million. During the three months ended January 1, 2023, no shares were repurchased, and during the nine months ended January 1, 2023, we repurchased 181,657 shares at an aggregate purchase price of $6.6 million. As of December 31, 2023, 937,487 shares remained available to be repurchased under the share repurchase program.

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

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Three months ended December 31, 2023:
Sales	$92,990	$82,019	$33,487	$208,496
Gross profit	16,495	20,241	5,512	42,248
Selling, general, and administrative expenses	7,292	12,470	4,012	23,774
Operating income	9,203	7,771	1,500	18,474
Three months ended January 1, 2023:
Sales	$114,436	$68,549	$36,233	$219,218
Gross profit	15,994	13,268	7,009	36,271
Selling, general, and administrative expenses	7,978	9,003	4,023	21,004
Operating income	8,016	4,265	2,986	15,267
Nine months ended December 31, 2023:
Sales	$312,398	$276,595	$107,149	$696,142
Gross profit	53,645	75,957	18,523	148,125
Selling, general and administrative expenses	20,673	31,741	11,759	64,173
Operating income	32,972	44,216	6,764	83,952
Nine months ended January 1, 2023:
Sales	$353,085	$233,527	$120,341	$706,953
Gross profit	53,716	52,725	22,953	129,394
Selling, general and administrative expenses	21,254	26,786	11,687	59,727
Operating income	32,462	25,939	11,266	69,667

No significant changes to identifiable assets by segment occurred during the nine months ended December 31, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the nine months ended December 31, 2023 as compared to the similar period ended January 1, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 2, 2023.
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

Business Acquisitions and Asset Sales
On October 31, 2023, we acquired substantially all the assets of Miami Products & Chemical Company ("Miami Products") for $15.5 million, under the terms of an asset purchase agreement with Miami Products and its shareholders. Miami Products is a bleach manufacturer and distributor serving customers primarily throughout Ohio and the surrounding region. The results of operations and the assets, including goodwill associated with this acquisition, are included as part of our Water Treatment segment from the date of acquisition forward.
On October 27, 2023, we acquired substantially all the assets of Water Solutions Unlimited, Inc. ("Water Solutions") for $60 million and an additional amount to be paid after three years based on achieving certain targets, under the terms of an asset purchase agreement with Water Solutions and its shareholders. The total purchase price was estimated to be $70.7 million, including the estimated potential earnout to be paid of $10.7 million. Water Solutions is a manufacturer and distributor of water treatment chemicals serving customers primarily throughout Indiana, Illinois and Michigan. The results of operations and the assets, including goodwill associated with this acquisition, are included as part of our Water Treatment segment from the date of acquisition forward.
On July 14, 2023, we acquired substantially all the assets of EcoTech Enterprises, Inc. ("EcoTech") for $3.4 million, under the terms of an asset purchase agreement with EcoTech and its shareholders. EcoTech was a manufacturer and distributor of water treatment chemicals serving customers throughout Arkansas and surrounding states. The results of operations and the assets are included as part of our Water Treatment segment from the date of acquisition forward.
The aggregate annual revenue of these three businesses acquired in fiscal 2024 totaled approximately $66 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

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

Share Repurchase Program
We have in place a share repurchase program for up to 2.6 million shares of our common shares. As of December 31, 2023, 937,487 shares remain available to be repurchased under this program.

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
Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(79.7)%	(83.5)%	(78.7)%	(81.7)%
Gross profit	20.3%	16.5%	21.3%	18.3%
Selling, general and administrative expenses	(11.4)%	(9.6)%	(9.2)%	(8.4)%
Operating income	8.9%	6.9%	12.1%	9.9%
Interest expense, net	(0.6)%	(0.7)%	(0.4)%	(0.5)%
Other (expense) income	0.4%	0.2%	0.1%	(0.1)%
Income before income taxes	8.7%	6.4%	11.8%	9.3%
Income tax expense	(1.6)%	(1.6)%	(2.9)%	(2.4)%
Net income	7.1%	4.8%	8.9%	6.9%

Three Months Ended December 31, 2023 Compared to Three Months Ended January 1, 2023

Sales
Sales were $208.5 million for the three months ended December 31, 2023, a decrease of $10.7 million, or 5%, from sales of $219.2 million in the same period a year ago. Increased sales in our Water Treatment segment were more than offset by decreased sales in our Industrial and Health and Nutrition segments.

Industrial Segment. Industrial segment sales decreased $21.4 million or 19%, to $93.0 million for the three months ended December 31, 2023, from sales of $114.4 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 14% of sales dollars in the three months ended December 31, 2023 and 18% in the same period of the prior year. The sale of our consumer bleach packaging business at the end of fiscal 2023 resulted in a $2.7 million decrease in sales in the current quarter. In addition, sales declined due to overall lower volumes as well as lower selling prices on certain products driven by lower raw material costs and competitive pricing pressures.

Water Treatment Segment. Water Treatment segment sales increased $13.5 million, or 20%, to $82.0 million for the three months ended December 31, 2023, from sales of $68.5 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in the three months ended December 31, 2023 and 10% in the same period a year ago. Sales increased as a result of increased selling prices on many of our products as well as increased sales volumes of certain of our products, including $8.2 million of added sales from acquired businesses.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $2.7 million, or 7%, to $33.5 million for the three months ended December 31, 2023, from sales of $36.2 million in the same period a year ago. The decrease in sales was a result of lower sales of our manufactured products, offset somewhat by increased sales of our specialty distributed products.

Gross Profit
Gross profit increased $5.9 million, or 16%, to $42.2 million, or 20% of sales, for the three months ended December 31, 2023, from $36.3 million, or 17% of sales, in the same period a year ago. During the three months ended December 31, 2023, the LIFO reserve decreased, and gross profit increased, by $2.5 million due primarily to decreasing raw material prices. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $3.7 million due primarily to rising raw material prices.

Industrial Segment. Gross profit for the Industrial segment increased $0.5 million, or 3%, to $16.5 million, or 18% of sales, for the three months ended December 31, 2023, from $16.0 million, or 14% of sales, in the same period a year ago. During the three months ended December 31, 2023, the LIFO reserve decreased, and gross profit increased, by $2.1 million due primarily to decreasing raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by
$2.0 million due primarily to rising raw material prices. Gross profit increased as the LIFO benefit offset lower unit margins on certain products.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $6.9 million, or 52%, to $20.2 million, or 25% of sales, for the three months ended December 31, 2023, from $13.3 million, or 19% of sales, in the same period a year ago. During the three months ended December 31, 2023, the LIFO reserve decreased, and gross profit increased, by $0.4 million due primarily to decreasing raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $1.7 million due primarily to rising raw material prices. Gross profit increased as a result of higher per-unit margins on many of our products as well as increased sales, including the added sales from our acquired businesses.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $1.5 million, or 21%, to $5.5 million, or 16% of sales, for the three months ended December 31, 2023, from $7.0 million, or 19% of sales, in the same period a year ago. Gross profit decreased as a result of decreased sales.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $2.8 million, or 13%, to $23.8 million, or 11% of sales, for the three months ended December 31, 2023, from $21.0 million, or 10% of sales, in the same period a year ago. Expenses increased due to acquisition costs of $0.7 million as well as added costs from the acquired businesses in our Water Treatment segment of $2.2 million, including $0.7 million of amortization of intangibles.

Operating Income
Operating income increased $3.2 million, or 21%, to $18.5 million, or 9% of sales, for the three months ended December 31, 2023, from $15.3 million, or 7% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $1.2 million for the three months ended December 31, 2023 and $1.5 million the same period a year ago. The decrease was due to a decrease in outstanding borrowings.

Other (Expense) Income
Other income was $0.9 million for the three months ended December 31, 2023 compared to $0.5 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision
Our effective income tax rate was 18% for the three months ended December 31, 2023 and 24% for the three months ended January 1, 2023. The effective tax rate in the third quarter of both years was impacted by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is expected to be approximately 25 to 26%.

Nine Months Ended December 31, 2023 Compared to Nine Months Ended January 1, 2023

Sales
Sales were $696.1 million for the nine months ended December 31, 2023, a decrease of $10.9 million, or 2%, from sales of $707.0 million in the same period a year ago. Increased sales in our Water Treatment segment were more than offset by decreased sales in our Industrial and Health and Nutrition segments.

Industrial Segment. Industrial segment sales decreased $40.7 million or 12%, to $312.4 million for the nine months ended December 31, 2023, from sales of $353.1 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 13% of sales dollars in the nine months ended December 31, 2023 and 17% in the same period of the prior year.The sale of our consumer bleach packaging business at the end of fiscal 2023 resulted in and $11.4 million decrease in sales in the nine months ended December 31, 2023. In addition, sales declined due to overall lower sales volumes.

Water Treatment Segment. Water Treatment segment sales increased $43.1 million, or 18%, to $276.6 million for the nine months ended December 31, 2023, from sales of $233.5 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both the nine months ended December 31, 2023 and in the same period a year ago. Sales increased as a result of increased selling prices on many of our products as well as increased sales volumes of certain of our products, including $9.8 million of added sales from acquired businesses.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $13.2 million, or 11%, to $107.1 million for the nine months ended December 31, 2023, from sales of $120.3 million in the same period a year ago. The decrease in sales was a result of lower sales volumes of both our manufactured products and our specialty distributed products.

Gross Profit
Gross profit increased $18.7 million, or 14%, to $148.1 million, or 21% of sales, for the nine months ended December 31, 2023, from $129.4 million, or 18% of sales, in the same period a year ago. During the nine months ended December 31, 2023, the LIFO reserve decreased, and gross profit increased, by $6.0 million due primarily to decreasing raw material prices. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $12.7 million due primarily to rising raw material prices.

Industrial Segment. Gross profit for the Industrial segment was relatively flat at $53.6 million, or 17% of sales, for the nine months ended December 31, 2023, and $53.7 million, or 15% of sales, in the same period a year ago. During the nine months ended December 31, 2023, the LIFO reserve decreased, and gross profit increased, by $5.0 million due primarily to decreasing raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $8.5 million due primarily to rising raw material prices. Gross profit was relatively unchanged as the decreased margins as a result of the sales decline was offset by improved per-unit margins on certain products.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $23.3 million, or 44%, to $76.0 million, or 27% of sales, for the nine months ended December 31, 2023, from $52.7 million, or 23% of sales, in the same period a year ago. During the nine months ended December 31, 2023, the LIFO reserve decreased, and gross profit increased, by $0.9 million due primarily to decreasing raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $4.2 million due primarily to rising raw material prices. Gross profit increased as a result of improved per-unit margins on many of our products as well as increased sales, including the added sales from our acquired businesses.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $4.4 million, or 19%, to $18.5 million, or 17% of sales, for the nine months ended December 31, 2023, from $23.0 million, or 19% of sales, in the same period a year ago. Gross profit decreased as a result of the decreased sales.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $4.5 million, or 7%, to $64.2 million, or 9% of sales, for the nine months ended December 31, 2023, from $59.7 million, or 8% of sales, in the same period a year ago. In the current period, we recorded compensation expense of $0.9 million as a result of gains recorded on investments held for our non-qualified deferred compensation plan, as compared to a $0.7 million decrease in compensation expense in the same period a year ago as a result of losses incurred. These amounts were offset by similar amounts recorded in other income (expense). SG&A expenses also increased due to added costs from the acquired businesses in our Water Treatment segment of $2.4 million, including $0.8 million of amortization of intangibles, increased variable pay of $1.7 million, and acquisition costs of $0.8 million, offset somewhat by decreases in other variable expenses.

Operating Income
Operating income increased $14.3 million, or 21%, to $84.0 million, or 12% of sales, for the nine months ended December 31, 2023, from $69.7 million, or 10% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $3.0 million for the nine months ended December 31, 2023 and $3.9 million the same period a year ago. The decrease was primarily due to a decrease in outstanding borrowings.

Other (Expense) Income
Other income was $0.9 million for the nine months ended December 31, 2023 compared to other expense of $0.7 million in the same period a year ago. The current year income represents gains recorded on investments held for our non-qualified deferred compensation plan, whereas the prior year expense represented losses recorded on those investments. The amounts recorded as a gain or loss were offset by similar amounts recorded as an increase or decrease to compensation expense within SG&A expenses.

Income Tax Provision
Our effective income tax rate was 25% for the nine months ended December 31, 2023 and 26% the nine months ended January 1, 2023. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 25 to 26%.

Liquidity and Capital Resources

Cash was $5.7 million at December 31, 2023, a decrease of $1.8 million as compared with the $7.6 million available as of April 2, 2023.

Cash provided by operating activities was $117.6 million for the nine months ended December 31, 2023, compared to cash provided by operating activities of $44.5 million in the same period a year ago. The year-over-year increase in cash provided by operating activities in the first nine months of the current year was primarily driven by decreased cash expended for inventory, along with increased customer collections and increased net income compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.

Cash used in investing activities was $106.4 million for the nine months ended December 31, 2023, compared to $32.0 million in the same period a year ago. Capital expenditures were $28.2 million for the nine months ended December 31, 2023, compared to $32.3 million in the same period a year ago. In the first nine months of the current year, we invested $5.1 million to complete an expansion of one of our Minnesota manufacturing facilities. In the prior year, we invested nearly $4 million on rail expansion projects at three of our facilities, an additional $1.1 million to complete an expansion of our Illinois manufacturing facility, purchased a previously leased facility for $0.9 million, and had larger investments in safety equipment resulting in larger overall capital investments compared to the current year. In addition, we acquired substantially all the assets of Water Solutions Unlimited for $60.0 million, Miami Products & Chemical for $15.5 million and EcoTech for $3.4 million in the first nine months of the current year.

Cash used in financing activities was $13.1 million for the nine months ended December 31, 2023, compared to $9.9 million of cash provided by financing activities in the same period a year ago. Included in financing activities in the first nine months of the current year were net debt proceeds of $8.0 million, compared to net debt proceeds of $5.0 million in the first nine months of the prior year. In addition, we repurchased $11.3 million of our common stock in the first nine months of the current year, compared to $6.6 million in the same period of the prior year.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the nine months ended December 31, 2023, we repurchased 191,861 shares of common stock with an aggregate purchase price of $11.3 million. During the nine months ended January 1, 2023, we repurchased 181,657 shares at an aggregate purchase price of $6.6 million. As of December 31, 2023, 937,487 shares remained available to be repurchased under the share repurchase program.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At December 31, 2023, the effective interest rate on our borrowings was 4.6%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of December 31, 2023, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of December 31, 2023 and expect to remain in compliance with all covenants for the next 12 months.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million and it will terminate on May 1, 2027. As of December 31, 2023, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.2 million.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
10/02/2023-10/29/2023	—	$—	—	961,552
10/30/2023-11/26/2023	—	—	—	961,552
11/27/2023-12/31/2023	24,065	—	24,065	937,487
Total	24,065		24,065

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 31, 2023 filed with the SEC on January 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at December 31, 2023 and April 2, 2023, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2023 and January 1, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2023 and January 1, 2023, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and nine months ended December 31, 2023 and January 1, 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and January 1, 2023, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: January 31, 2024