Form 10-K
period 2024-03-31
HAWKINS INC
filed 2024-05-15
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	March 31, 2024
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant on October 1, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,187.5 million based upon the closing sale price for the Registrant’s common shares on that date as reported by The Nasdaq Stock Market LLC, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 10, 2024, the Registrant had 20,912,338 shares of common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the annual meeting of shareholders to be held July 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

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

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to "fiscal 2025" means our fiscal year ending March 30, 2025, “fiscal 2024” means our fiscal year ended March 31, 2024, “fiscal 2023” means our fiscal year ended April 2, 2023, and “fiscal 2022” means our fiscal year ended April 3, 2022.
ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 31, 2024

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

The group’s sales are concentrated primarily in the central United States, while the group sells food and pharmaceutical products, as well as some agricultural products, nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through manufacturing locations and terminal operations. Agricultural sales within this group tend to be seasonal, with higher sales during the typical planting season of March through June given the regions of the country we serve.

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

The group utilizes delivery routes operated by our employees who typically serve as route driver, salesperson and trained technician to deliver our products and diagnose our customers’ water treatment needs. We believe that the high level of service provided by these individuals allows us to serve as the trusted water treatment expert for many of the municipalities and other customers that we serve. We also believe that there are significant synergies between our Water Treatment and Industrial Groups that allow us to obtain a competitive cost position on many of the chemicals sold by the Water Treatment Group due to the volumes of these chemicals purchased by our Industrial Group. In addition, our Industrial and Water Treatment groups share certain resources, which leverage fixed costs across both groups.

The Water Treatment group operates out of 47 warehouses supplying products and services to customers in 46 states. We expect to continue to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities.

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

Customer Concentration.  In fiscal 2024, none of our customers accounted for 10% or more of our total sales.

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

Regulatory Matters. We are subject to numerous federal, state and local environmental, health and safety laws and regulations in the jurisdictions in which we operate, including laws and regulations relating to the management, storage, transportation and disposal of chemicals and wastes; product regulation; air, water and soil contamination; and the investigation and cleanup of any spills or releases that may result from our management, handling, storage, sale, or transportation of chemicals and other products. In addition, societal concerns regarding the safety of chemicals in commerce and their potential impact on the environment have resulted in a growing trend towards increasing levels of product safety and environmental protection regulations. These concerns have led to, and could continue to result in, more stringent regulatory intervention by governmental authorities.

In addition, we operate a fleet of more than 350 commercial vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the U.S. Department of Transportation (“DOT”). The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our agricultural, food, pharmaceutical, pesticide and health and nutrition products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the Food and Drug Administration (the “FDA”), the Environmental Protection Agency, the United States Department of Agriculture and the Federal Trade Commission, and we are also subject to similar regulators in other countries. In particular, the FDA’s current good manufacturing practices (“GMPs”) describe policies and procedures designed to ensure that nutraceuticals, pharmaceuticals and dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled and cover the manufacturing, packaging, labeling and storing of products, with requirements for quality control, design and construction of manufacturing plants, testing of ingredients and final products, record keeping, and complaints processes.

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

As of March 31, 2024, we had 934 employees across the United States, of which 928 were full-time employees. Approximately 41% of our employees were female or racially and ethnically diverse, and approximately 10% were covered by a collective bargaining agreement. Of the eight members of our Board of Directors, two are female, six are male, one is Asian American and seven are white.

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

Changes in our customers’ needs or failure of our products to meet customers’ requirements could adversely affect our sales and profitability.

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

Our products provide important performance attributes to our customers’ products. If our products fail to meet the customers’ requirements or comply with applicable laws or regulations, perform in a manner inconsistent with the customers’ expectations or have a shorter useful life than required, a customer could seek replacement of the product or damages for costs incurred as a result of the product failure. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers. Reductions in demand for our products could adversely affect our sales and financial results and result in facility closures.

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

We have been, and could continue to be, adversely affected by disruptions within our supply chain and transportation network. The raw materials we need are transported by truck, rail, barge or ship by third-party providers. The costs of transporting our products or necessary raw materials could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, extreme weather events, tariffs, rising fuel costs and capacity constraints. In recent years, unprecedented congestion in ocean shipping adversely impacted the reliability of our imported raw materials, and transport driver shortages caused extended lead times for domestic shipments. In addition, rail shipments can be unreliable, with significant delays in service and increased costs. The impacts of high-profile derailments could further degrade service levels and cause railroads to increase costs. Significant delays or increased costs relating to transportation could materially affect our financial condition and results of operations.

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

Although we maintain a number of owned trucks and trailers, we rely heavily upon transportation provided by third parties (including common carriers, barge companies, rail companies and trans-ocean cargo companies) to deliver products to us and to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner, or at all, in certain circumstances, or at economically attractive rates. Disruptions in transportation are common, are often out of our control, and can happen suddenly and without warning. Rail limitations, such as limitations in rail capacity, availability of railcars, workforce shortages, threats of strikes, derailments, embargoes and adverse weather conditions have disrupted or delayed rail shipments in the past and could do so in the future. Barge shipments are delayed or impossible under certain circumstances, including during times of high or low water levels, when waterways are frozen and when locks and dams are inoperable. The availability and reliability of truck transportation has been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment, limitations on drivers’ hours of service and failures of critical infrastructure, such as bridges. The volumes handled by, and operating challenges at, ocean ports have at times been volatile and can delay the receipt of goods, or cause the cost of shipping goods to be more expensive. Our failure to ship or receive products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.

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

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States. Federal law imposes site security requirements, specifically on chemical facilities, which have increased our overhead expenses. Federal regulations have also been adopted to increase the security of the transportation of hazardous chemicals in the United States. We ship and receive materials that are classified as hazardous and we believe we have met these requirements, but additional federal and local regulations that limit the distribution of hazardous materials are being considered. Bans on movement of hazardous materials through certain cities or via certain modes of transportation could adversely affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment and could change where and what products we provide.

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

In addition, we operate a fleet of more than 350 commercial vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the DOT. The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could severely restrict or otherwise impact our operations, which could have a material adverse effect on our operations as a whole, including our results of operations and cash flows.

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

In particular, the FDA’s current GMPs describe policies and procedures designed to ensure that nutraceuticals, pharmaceuticals and dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled and cover the manufacturing, packaging, labeling and storing of products, with requirements for quality control, design and construction of manufacturing plants, testing of ingredients and final products, record keeping, and complaints processes. Those who manufacture, package or store dietary supplements must comply with current GMPs. If we or our suppliers fail to comply with current GMPs, the FDA may take enforcement action against us or our suppliers.

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
We are party to a credit agreement (the “Credit Agreement”) with U.S. Bank National Association ("U.S. Bank") and other lenders (collectively, the “Lenders”), which includes secured revolving credit facilities (the “Revolving Loan Facility”) totaling $250.0 million. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility. At March 31, 2024, we had $99.0 million outstanding under the Revolving Loan Facility.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Hawkins is committed to maintaining robust cybersecurity practices to safeguard our operations, data, and stakeholders' interests. We monitor our cybersecurity landscape and adapt our strategies and governance practices to mitigate risks in this rapidly evolving area.

The Company acknowledges that cybersecurity threats present a risk of material adverse impacts on our operations, reputation, and financial condition. Cybersecurity threats are continuously evolving, becoming more sophisticated, and increasing in frequency. For Hawkins, these threats can potentially lead to data breaches, theft of intellectual property, operational disruptions, damage to persons and property, and financial losses. We have a comprehensive cybersecurity risk management strategy designed to promptly identify, assess, and mitigate the risk of occurrence and impact from cybersecurity threats. Despite our efforts, it is not possible to completely identify, prevent or mitigate the impacts of cybersecurity threats.

Cybersecurity Governance

Our Board of Directors is primarily responsible for oversight of risks from cybersecurity threats. Our audit committee is specifically responsible for oversight of cybersecurity risks within the Board of Directors. The audit committee is informed of our cybersecurity risk management practices at regularly scheduled meetings, including:
•Our cybersecurity policies and strategies.
•Incident response and recovery plans.
•Employee training and awareness programs.
•Cybersecurity audits and engagement with external cybersecurity experts and advisors on an as-needed basis.

Our Chief Information Officer ("CIO") is responsible for implementing our cybersecurity strategy, developing policies and procedures, and ensuring that appropriate resources are allocated to cybersecurity initiatives. The CIO and senior network and security resources at Hawkins have decades of experience in cybersecurity practices and compliance. The CIO is continually informed about the latest threats and developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is important for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CIO implements and oversees processes based on the National Institute of Standards and Technology ("NIST") cybersecurity framework and is responsible for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. Management reports at least twice yearly to the audit committee on the status of our cybersecurity efforts, including assessments of significant risks identified and actions designed to mitigate such risks.

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management strategy is a separate component of our overall risk management process and is designed to protect our assets, including information technology systems, data, and operations, from cybersecurity threats. This involves:
•Continuous monitoring and assessment of our cybersecurity posture.
•Implementation of security measures such as firewalls, intrusion detection systems, and encryption.
•Ongoing cybersecurity training and testing of our employees.
•Regular cybersecurity assessments and penetration testing.
•Vendor risk management to ensure third-party compliance with our cybersecurity standards.

We also maintain an incident response plan ("IRP") that outlines procedures for responding to cybersecurity incidents, minimizing their impact, and communicating with relevant stakeholders, including regulators, customers, and employees. During a cyber incident, our CIO and network security team assess the severity of the incident and notify key management and (if deemed necessary) our audit committee as promptly as practicable. Our incident plan is reviewed annually and updated as appropriate to address evolving threats and our business conditions.

In the normal course of business, we experience cybersecurity threats and attempted breaches of our systems and network. We classify and track these events based on significance and implement remediation actions that we consider appropriate to address the risks relating to such incidents. We have not experienced any cybersecurity incident and the risks presented by cybersecurity threats have not materially impacted our business strategy, results of operations or financial condition. However, even well-designed and implemented cybersecurity programs cannot completely eliminate cybersecurity threats, and we cannot guarantee that such events or material impacts will not occur in the future.

ITEM 2. PROPERTIES
Our facilities material to our operations consist of our locations described below. In addition to the facilities listed below, our Water Treatment group operates out of several additional warehouse locations, the majority of which are owned by us. We believe that our facilities are adequate and suitable for the purposes they serve. Unless noted, each facility listed below is owned by us and is primarily used as office and warehouse space. We believe that we carry customary levels of insurance covering the replacement of damaged property.

Group	Location	Rail/Barge Access	Approx. Square Feet
Corporate headquarters	Roseville, MN		50,000
Health and Nutrition	Fullerton, CA (1)		56,000
	Florida, NY (2)		107,000
Industrial	Minneapolis, MN (3)	Rail	177,000
	Centralia, IL (3)	Rail	121,000
	Dupo, IL (3) (4)	Rail	64,000
	St. Paul, MN (3) (5)	Rail/Barge	32,000
	Rosemount, MN (3)	Rail	153,000
Industrial and Water Treatment	St. Paul, MN (3) (5)	Rail/Barge	59,000
	Camanche, IA (3)	Rail/Barge	95,000
	Memphis, TN (3)	Rail/Barge	41,000
Water Treatment	Apopka, FL (3)	Rail	32,000
	Camby, IN (3)		41,000
	Fairborn, OH (6)	Rail	7,000
	Fayetteville, TN (3)		54,000
	Sulphur, LA (3)		30,000
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
(5)The land for these facilities is leased from the Port Authority of the City of St. Paul, Minnesota. One of the applicable leases runs through July 2024 with a letter of intent in place to extend the term, one runs through 2028, and one runs through 2044 including all available lease extensions.
(6)This is a bleach manufacturing facility owned by the Company.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Nasdaq Global Select Market under the symbol “HWKN.” As of May 10, 2024, shares of our common shares were held by approximately 353 shareholders of record.

Our Board of Directors authorized the repurchase of up to 2.6 million shares of our outstanding common stock. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not purchase any shares of our common stock during the three months ended March 31, 2024. As of March 31, 2024, the number of shares available to be purchased under the share repurchase program was 937,487.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the Nasdaq Industrial Index, the Nasdaq Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock and each of those indices on March 31, 2019, and reinvestment of all dividends.

500
400
300
200
100
0
Index Value
2019
2020
2021
2022
2023
2024
Period Ending
Hawkins, Inc.
Nasdaq Industrial Index
Nasdaq Composite Index
Russell 2000 Index
S&P Small Cap 600 Index

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2024 and 2023. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2023, filed with the SEC on May 17, 2023. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for fiscal 2023 compared to fiscal 2022.

Overview

We derive substantially all of our revenues from the sale of specialty chemicals and ingredients that we formulate, distribute, blend and manufacture for our Industrial, Water Treatment and Health and Nutrition customers.

Financial Overview

Highlights of fiscal 2024 include:

•Sales of $919.2 million, a 2% decrease from fiscal 2023;

•Gross profit of $193.6 million, an increase of $28.5 million, or 17% from fiscal 2023; and

•Diluted earnings per share (EPS) of $3.59, an increase of $0.73, or 26%, from fiscal 2023.

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

Factors Affecting Comparability of Results

Business Acquisitions and Asset Sales

On March 8, 2024, we acquired substantially all the assets of Industrial Research Corporation ("Industrial Research") under the terms of a purchase agreement with Industrial Research and its shareholders. Industrial Research was a distributor of water treatment chemicals and equipment for its customers in central to northern Louisiana, eastern Texas and southern Arkansas. The results of operations since the acquisition and the assets are included in our Water Treatment segment.

On October 31, 2023, we acquired substantially all the assets of The Miami Products & Chemical Company ("Miami Products") under the terms of a purchase agreement with Miami Products and its shareholders. Miami Products was a bleach manufacturer and distributor serving customers primarily throughout Ohio and the surrounding region. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

On October 27, 2023, we acquired substantially all the assets of Water Solutions Unlimited, Inc. ("Water Solutions") under the terms of a purchase agreement with Water Solutions and its shareholders. Water Solutions was a manufacturer and distributor of water treatment chemicals serving customers primarily throughout Indiana, Illinois and Michigan. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

On July 14, 2023, we acquired substantially all the assets of EcoTech Enterprises, Inc. ("EcoTech") under the terms of a purchase agreement with EcoTech and its shareholders. EcoTech was a water treatment chemical distribution company operating primarily in Arkansas. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

The aggregate annual revenue of these four businesses acquired in fiscal 2024 totaled approximately $70 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

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

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales for fiscal 2024 and 2023:

	Fiscal 2024	Fiscal 2023
Sales	100.0%	100.0%
Cost of sales	(78.9)%	(82.3)%
Gross profit	21.1%	17.7%
Selling, general and administrative expenses	(9.8)%	(8.3)%
Operating income	11.3%	9.4%
Interest expense, net	(0.5)%	(0.6)%
Other income	0.2%	—%
Income before income taxes	11.0%	8.8%
Income tax provision	(2.8)%	(2.4)%
Net income	8.2%	6.4%

Fiscal 2024 Compared to Fiscal 2023

Sales

Sales were $919.2 million for fiscal 2024, a decrease of $15.9 million, or 2%, from sales of $935.1 million for fiscal 2023. Increased sales in our Water Treatment segment were more than offset by decreased sales in our Industrial and Health & Nutrition segments.

Industrial Segment.  Industrial segment sales decreased $61.3 million, or 13%, to $409.5 million for fiscal 2024, as compared to $470.8 million for fiscal 2023. Sales of bulk commodity products in the Industrial segment were approximately 14% of sales dollars in fiscal 2024 and 16% of sales dollars in fiscal 2023. The sale of our consumer bleach packaging business at the end of fiscal 2023 resulted in $14.5 million lower sales in the current year. In addition, sales declined due to overall lower volumes.

Water Treatment Segment.  Water Treatment segment sales increased $58.4 million, or 19%, to $363.3 million for fiscal 2024, as compared to $304.9 million for fiscal 2023. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both fiscal 2024 and fiscal 2023. In addition to $23.9 million in sales from acquired businesses, sales increased as a result of increased selling prices on many of our products as well as increased sales volumes of certain of our products.

Health and Nutrition Segment. Health and Nutrition segment sales decreased $13.0 million, or 8%, to $146.4 million for fiscal 2024, as compared to $159.4 million for fiscal 2023. Sales decreased primarily due to decreased sales of our manufactured products, which we believe was driven by customers destocking inventory in the first half of the current fiscal year.

Gross Profit

Gross profit increased $28.5 million, or 17%, to $193.6 million, or 21% of sales, for fiscal 2024, from $165.1 million, or 18% of sales, for fiscal 2023. During fiscal 2024, the LIFO reserve decreased, and gross profits increased, by $15.4 million, primarily due to decreased raw material costs. In fiscal 2023, the LIFO reserve increased, and gross profits decreased, by $18.5 million, primarily due to rising raw material costs. Included as a reduction to gross profit in the current year was a $7.7 million charge to operating expense for an environmental liability related to perchlorinated biphenyls (PCBs) discovered in the soil at our Rosemount, MN facility.

Industrial Segment.  Gross profit for the Industrial segment decreased $0.6 million, or 1%, to $67.5 million, or 16% of sales, for fiscal 2024, from $68.1 million, or 14% of sales, for fiscal 2023. During fiscal 2024, the LIFO reserve decreased, and gross profits increased, by $12.1 million, primarily due to decreased raw material costs. In fiscal 2023, the LIFO reserve increased, and gross profits decreased, by $12.3 million, primarily due to rising raw material costs. Offsetting the impact of the favorable year-over-year LIFO change, gross profit decreased as a result of the $7.7 million charge to operating expense for an environmental liability related to PCBs discovered in the soil at our Rosemount, MN facility as well as lower sales.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $31.3 million, or 47%, to $98.5 million, or 27% of sales, for fiscal 2024, from $67.2 million, or 22% of sales, for fiscal 2023. During fiscal 2024, the LIFO reserve decreased, and gross profits increased, by $3.3 million, primarily due to decreased raw material costs. During fiscal 2023, the LIFO reserve increased, and gross profit decreased, by $6.2 million, primarily due to rising raw material costs. Gross profit increased as a result of improved per-unit margins on many of our products as well as increased sales, including the added sales from acquired businesses.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $2.2 million, or 7%, to $27.6 million, or 19% of sales, for fiscal 2024, from $29.8 million, or 19% of sales, for fiscal 2023. Gross profit decreased due to lower sales.

Selling, General and Administrative Expenses

SG&A expenses increased $12.6 million, or 16% to $89.6 million, or 10% of sales, for fiscal 2024, from $77.0 million, or 8% of sales, for fiscal 2023. Included in SG&A expenses for the prior year was a gain of approximately $3.0 million related to the sale of certain assets related to our consumer bleach packaging business. In addition, a year-over-year increase in compensation expense of $1.4 million related to our non-qualified deferred compensation plan reduced SG&A expenses, with the offset in Other Expense. Additionally, expenses increased due to the added costs from the acquired businesses in our Water Treatment segment of $5.8 million, including $1.8 million of amortization of intangibles, as well as increased variable expenses, most notably variable pay.

Operating Income

Operating income increased $15.8 million, or 18%, to $104.0 million, or 11% of sales, for fiscal 2024, as compared to $88.2 million, or 9% of sales, for fiscal 2023 due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $4.3 million for fiscal 2024, a decrease of $0.9 million from interest expense of $5.2 million for fiscal 2023. Interest expense decreased due to lower outstanding borrowings in the current year as compared to the prior year, offset slightly by higher borrowing rates.
Income Tax Provision

Our effective tax rate was approximately 26% for fiscal 2024 and 27% for fiscal 2023. The current year decrease in the effective tax rate was primarily driven by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Selected Quarterly Financial Data

Selected financial data for our fiscal quarters is shown below. No changes have been made to previously reported information.

(In thousands, except per share data)	Fiscal 2024
	First	Second	Third	Fourth	Total
Sales	$251,120	$236,526	$208,496	$223,020	$919,162
Gross profit	51,991	53,886	42,248	45,511	193,636
Selling, general, and administrative expenses	19,504	20,895	23,774	25,427	89,600
Operating income	32,487	32,991	18,474	20,084	104,036
Net income	23,430	23,216	14,885	13,832	75,363
Basic earnings per share	$1.12	$1.11	$0.72	$0.67	$3.61
Diluted earnings per share	$1.12	$1.10	$0.71	$0.66	$3.59

	Fiscal 2023
	First	Second	Third	Fourth	Total
Sales	$246,543	$241,192	$219,218	$228,145	$935,098
Gross profit	46,749	46,374	36,271	35,725	165,119
Selling, general, and administrative expenses	18,885	19,838	21,004	17,242	76,969
Operating income	27,864	26,536	15,267	18,483	88,150
Net income	19,695	18,000	10,733	11,613	60,041
Basic earnings per share	$0.94	$0.86	$0.52	$0.56	$2.88
Diluted earnings per share	$0.94	$0.86	$0.51	$0.55	$2.86

Earnings per share may not equal the face of the Consolidated Statements of Income due to rounding.

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2024 was $159.5 million compared to $77.4 million in fiscal 2023. Our net cash provided by operating activities increased $82.1 million compared to fiscal 2023. In fiscal 2024, our operating cash flow was improved by $47 million in the aggregate due primarily to favorable year-over-year changes in trade receivables and inventory. In the prior fiscal year, we expended a net of $13 million in the aggregate for working capital primarily as a result of lower year-over-year payables. This, combined with improved net income, resulted in the year-over-year increase in net cash provided by operating activities. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from March through November as caustic soda inventory levels increase as most of our barges are received during this period.

Cash used in investing activities was $122.5 million in fiscal 2024 compared to $41.2 million in fiscal 2023. Capital expenditures for property, plant and equipment were $40.2 million in fiscal 2024 and $48.3 million in fiscal 2023. The current year decrease in capital expenditures was primarily driven by decreased expenditures for facility improvements and expansions. Cash used in investing activities included Water Treatment group acquisition spending of $83.5 in fiscal 2024 compared to no acquisition spending for acquisitions in fiscal 2023. Cash used in investing activities also included proceeds from asset disposals of $1.1 million in fiscal 2024 compared to $7.1 million in fiscal 2023. The proceeds received in fiscal 2023 related primarily to our sale of certain assets related to our consumer bleach packaging business.

Cash used in financing activities was $37.4 million in fiscal 2024 compared to $32.1 million in fiscal 2023. Cash used in financing activities included net debt repayments of $13.0 million in fiscal 2024 and $14.0 million in fiscal 2023. We paid out cash dividends of $13.2 million in fiscal 2024 and $12.0 million in fiscal 2023. In fiscal 2024, we used $11.3 million to repurchase shares under our board-authorized share repurchase program, and in fiscal 2023, we used $6.6 million to repurchase shares under the program.

Our cash balance was $7.2 million at March 31, 2024, a decrease of $0.4 million as compared with April 2, 2023. Cash flows generated by operations during fiscal 2024 were offset by the cash expended for acquisitions, capital expenditures, repayments of debt, dividend payments and share repurchases in fiscal 2024.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At March 31, 2024, the effective interest rate on our borrowings was 4.3%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of March 31, 2024, the unamortized balance of these costs was $0.3 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of March 31, 2024 and expect to remain in compliance with all covenants for the next 12 months.
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

Material Cash Requirements
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Fiscal Period
Contractual Obligation	2025	2026	2027	2028	2029	More than 5 Years	Total
	(In thousands)
Senior secured revolver (1)	$—	$—	$—	$99,000	$—	$—	$99,000
Interest payments (2)	$4,353	$4,353	$4,353	$363	$—	$—	$13,422
Operating lease obligations (3)	$2,870	$2,548	$2,079	$1,819	$1,475	$2,819	$13,610
Pension withdrawal liability (4)	$467	$467	$467	$467	$467	$2,103	$4,438
(1)    Represents balance outstanding as of March 31, 2024, and assumes such amount remains outstanding until its maturity date, as periodic payments are not required under the terms of our Credit Agreement. However, it is our intention to pay down our debt with available excess cash flow. See Note 8 of our consolidated Financial Statements for further information.
(2)    Represents interest payments and commitment fees payable on outstanding balances under our revolver, net of the expected receivable from our interest rate swap agreement, and assumes interest rates remain unchanged from the rate as of March 31, 2024.
(3)    As reported under ASC Topic 842.
(4)    This relates to our withdrawal from a multiemployer pension plan. Payments on this obligation will continue through 2034.
In addition to the above contractual obligations, in the ordinary course of business we have routine cash requirements related to capital expenditures for new trucks, facility improvements and expansions, safety equipment and other additions of property, plant and equipment. Our capital expenditures in fiscal 2024 were $40.2 million and in fiscal 2023 were $48.3 million. We anticipate total capital expenditures to be in the range of $40 to $45 million for fiscal 2025.
Critical Accounting Estimates
In preparing the financial statements, we follow U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We have determined the following is a critical accounting estimate material to our consolidated financial position, results of operations or cash flow.

Acquisition accounting. The fair value of the consideration we pay for each new acquisition is allocated to tangible assets and identifiable intangible assets and liabilities assumed. The accounting for acquisitions involves a considerable amount of judgment and estimate, including the fair value of certain forms of consideration; fair value of acquired intangible assets involving projections of future revenues and cash flows that are then either discounted at an estimated discount rate or measured at an estimated royalty rate; fair value of other acquired assets and assumed liabilities, including potential contingencies; and the useful lives of the acquired assets. The assumptions used are determined at the time of the acquisition in accordance with accepted valuation models. Projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for the business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates. See Note 2, Acquisitions included in Part II, Item 8 of this Form 10-K for further discussion of business combination accounting valuation methodology and assumptions.

Table of Contents
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2024, and our report dated May 15, 2024 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Water Solutions, Miami Products, or Industrial Research, wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 15 and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2024. As indicated in Management’s Report, Water Solutions, Miami Products, and Industrial Research were acquired during fiscal 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Water Solutions, Miami Products, and Industrial Research.

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
May 15, 2024

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 31, 2024 and April 2, 2023 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and April 2, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 15, 2024 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Customer relationships acquired with the Water Solutions Unlimited acquisition
As described further in Note 2 to the financial statements, on October 27, 2023 the Company acquired substantially all of the assets of Water Solutions Unlimited, Inc. The total purchase price consideration was $70.7 million, which allocated $39.0 million to separately identified intangible assets, including customer relationships of $32.4 million. The determination of the fair value of the customer relationships requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses, and the discount rate applied. Changes to these assumptions could materially affect the determination of the fair value of the customer relationships. We identified the fair value assigned to the customer relationships included on the opening balance sheet as a critical audit matter.

The principal considerations for our determination that the valuation of the acquired customer relationships is a critical audit matter is that management utilized significant judgement when estimating the fair value assigned to the customer relationships. In turn, auditing management’s judgements regarding the assigned fair value involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgements.

Our audit procedures related to the estimated fair value assigned to the acquired customer relationships included the following, among others.
•We obtained an understanding and tested the design of relevant controls within the Company’s process to value acquired customer relationship assets, including the Company’s control over the selection and review of the reasonableness of assumptions used in determining fair value.
•We evaluated the reasonableness of management’s significant assumptions, which included forecasted revenues and operating expenses. We tested whether these forecasts were reasonable and consistent with historical performance.
•We involved our valuation professionals with specialized skills and knowledge, to evaluate key inputs and assumptions used to determine fair value. Our valuation professionals compared the discount rate used to value the customer relationships to independently developed discount rates derived from publicly available data for comparable companies.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Minneapolis, Minnesota
May 15, 2024

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	March 31, 2024	April 2, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,153	$7,566
Trade accounts receivables, net	114,477	129,252
Inventories	74,600	88,777
Prepaid expenses and other current assets	6,596	6,449
Total current assets	202,826	232,044
PROPERTY, PLANT, AND EQUIPMENT:
Land	17,916	16,344
Buildings and improvements	147,701	134,901
Machinery and equipment	141,262	125,970
Transportation equipment	67,868	56,328
Office furniture and equipment	11,901	11,210
	386,648	344,753
Less accumulated depreciation	177,774	158,950
Net property, plant, and equipment	208,874	185,803
OTHER ASSETS:
Right-of-use assets	11,713	10,199
Goodwill	103,399	77,401
Intangible assets, net	116,626	73,060
Deferred compensation plan asset	9,584	7,367
Other	4,912	4,661
Total other assets	246,234	172,688
Total assets	$657,934	$590,535
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$56,387	$53,705
Accrued payroll and employee benefits	19,532	17,279
Current portion of long-term debt	9,913	9,913
Income tax payable	1,943	3,329
Environmental remediation	7,700	—
Other current liabilities	7,832	6,645
Total current liabilities	103,307	90,871
LONG-TERM DEBT	88,818	101,731
LONG-TERM LEASE LIABILITY	9,530	8,687
PENSION WITHDRAWAL LIABILITY	3,538	3,912
DEFERRED INCOME TAXES	22,406	23,800
DEFERRED COMPENSATION LIABILITY	11,764	9,343
EARNOUT LIABILITY	11,235	—
OTHER LONG-TERM LIABILITIES	1,310	2,175
Total liabilities	251,908	240,519
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common shares; authorized: 60,000,000 shares of $0.01 par value; 20,790,261 and 20,850,454 shares issued and outstanding for 2024 and 2023, respectively	208	209
Additional paid-in capital	38,154	44,443
Retained earnings	364,549	302,424
Accumulated other comprehensive income	3,115	2,940
Total shareholders’ equity	406,026	350,016
Total liabilities and shareholders’ equity	$657,934	$590,535

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	March 31, 2024	April 02, 2023	April 03, 2022
Sales	$919,162	$935,098	$774,541
Cost of sales	(725,526)	(769,979)	(628,021)
Gross profit	193,636	165,119	146,520
Selling, general and administrative expenses	(89,600)	(76,969)	(75,326)
Operating income	104,036	88,150	71,194
Interest expense, net	(4,282)	(5,234)	(1,404)
Other income (expense)	1,391	(334)	189
Income before income taxes	101,145	82,582	69,979
Income tax expense	(25,782)	(22,541)	(18,437)
Net income	$75,363	$60,041	$51,542

Weighted average number of shares outstanding-basic	20,864,348	20,848,077	20,947,234
Weighted average number of shares outstanding-diluted	21,014,326	21,014,905	21,135,258

Basic earnings per share	$3.61	$2.88	$2.46
Diluted earnings per share	$3.59	$2.86	$2.44

Cash dividends declared and paid per common share	$0.6300	$0.5700	$0.5225

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	March 31, 2024	April 2, 2023	April 3, 2022

Net income	$75,363	$60,041	$51,542
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap	175	1,649	1,291
Total other comprehensive income	175	1,649	1,291
Total comprehensive income	$75,538	$61,690	$52,833

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 28, 2021	20,969,746	$210	$51,138	$213,898	$—	$265,246
Cash dividends declared and paid	—	—	—	(11,056)	—	(11,056)
Share-based compensation expense	—	—	3,818	—	—	3,818
Vesting of restricted stock	134,230	1	(1)	—	—	—
Shares surrendered for payroll taxes	(45,390)	—	(1,467)	—	—	(1,467)
ESPP shares issued	71,692	—	1,772	—	—	1,772
Shares repurchased	(240,501)	(2)	(8,543)	—	—	(8,545)
Other comprehensive loss, net of tax	—	—	—	—	1,291	1,291
Net income	—	—	—	51,542	—	51,542
BALANCE — April 3, 2022	20,889,777	$209	$46,717	$254,384	$1,291	$302,601
Cash dividends declared and paid	—	—	—	(12,001)	—	(12,001)
Share-based compensation expense	—	—	3,825	—	—	3,825
Vesting of restricted stock	113,147	1	(1)	—	—	—
Shares surrendered for payroll taxes	(36,410)	—	(1,550)	—	—	(1,550)
ESPP shares issued	65,597	1	2,007	—	—	2,008
Shares repurchased	(181,657)	(2)	(6,555)	—	—	(6,557)
Other comprehensive income, net of tax	—	—	—	—	1,649	1,649
Net income	—	—	—	60,041	—	60,041
BALANCE — April 2, 2023	20,850,454	$209	$44,443	$302,424	$2,940	$350,016
Cash dividends declared and paid	—	—	—	(13,238)	—	(13,238)
Share-based compensation expense	—	—	4,880	—	—	4,880
Vesting of restricted stock	118,165	1	(1)	—	—	—
Shares surrendered for payroll taxes	(48,478)	(1)	(2,139)	—	—	(2,140)
ESPP shares issued	61,981	1	2,241	—	—	2,242
Shares repurchased	(191,861)	(2)	(11,270)	—	—	(11,272)
Other comprehensive income, net of tax	—	—	—	—	175	175
Net income	—	—	—	75,363	—	75,363
BALANCE — March 31, 2024	20,790,261	$208	$38,154	$364,549	$3,115	$406,026

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 31, 2024	April 2, 2023	April 3, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,363	$60,041	$51,542
Reconciliation to cash flows provided by operating activities:
Depreciation and amortization	31,803	27,440	24,129
Change in fair value of earnout liability	571	—	—
Operating leases	2,708	1,971	1,899
(Gain) loss on deferred compensation assets	(1,391)	334	(189)
Deferred income taxes	(1,459)	(232)	(1,501)
Stock compensation expense	4,880	3,825	3,818
(Gain) loss from asset disposals	(85)	(2,950)	452
Other	87	87	93
Changes in operating accounts (using) providing cash, net of acquisitions:
Trade receivables	21,399	(6,389)	(30,526)
Inventories	19,921	4,717	(30,034)
Accounts payable	(828)	(11,596)	25,138
Accrued liabilities	10,708	(737)	2,723
Lease liabilities	(2,676)	(1,958)	(1,907)
Income taxes	(1,390)	3,290	214
Other	(112)	(443)	(3,014)
Net cash provided by operating activities	159,499	77,400	42,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(40,151)	(48,321)	(28,512)
Acquisitions	(83,455)	—	(21,546)
Proceeds from asset disposals	1,102	7,091	302
Net cash used in investing activities	(122,504)	(41,230)	(49,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(13,238)	(12,001)	(11,056)
New shares issued	2,242	2,008	1,772
Shares surrendered for payroll taxes	(2,140)	(1,550)	(1,467)
Shares repurchased	(11,272)	(6,557)	(8,545)
Payments for debt issuance costs	—	—	(287)
Payments on senior secured revolving loan	(98,000)	(59,000)	(15,000)
Borrowings on senior secured revolving loan	85,000	45,000	42,000
Net cash (used in) provided by financing activities	(37,408)	(32,100)	7,417
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(413)	4,070	498
CASH AND CASH EQUIVALENTS - beginning of year	7,566	3,496	2,998
CASH AND CASH EQUIVALENTS - end of year	$7,153	$7,566	$3,496
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$28,631	$19,485	$19,726
Cash paid for interest	4,654	4,759	1,197
Noncash investing activities - Capital expenditures in accounts payable	2,697	2,340	3,733

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

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal 2024 was 52 weeks, fiscal 2023 was 52 weeks, and fiscal 2022 was 53 weeks. Fiscal 2025 will be 52 weeks.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Measurements - The financial assets and liabilities that are re-measured and reported at fair value for each reporting period are an interest rate swap, marketable securities held in a deferred compensation retirement plan, and the earnout liability recorded in conjunction with the acquisition of Water Solutions. There are no fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis.

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

Trade Receivables and Concentrations of Credit Risk - Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. We sell our principal products to a large number of customers in many different industries. As of March 31, 2024, no single customer represented more than 10% of our total trade receivables. There are no other concentrations of credit risk with other single customers from a particular service or geographic area that would significantly impact us in the near term.

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

Inventories - Inventories, consisting primarily of finished goods, are primarily valued at the lower of cost or net realizable value, with cost for approximately 82% of our inventory determined using the last-in, first-out (“LIFO”) method. Cost for the other 18% of our total inventory is determined using the first-in, first-out (“FIFO”) method.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property, Plant and Equipment - Property is stated at cost and depreciated or amortized over the lives of the assets, using the straight-line method. Property acquired in a business combination is recorded at the fair value of the assets on the date of acquisition. Estimated lives are generally: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; and 3 to 10 years for transportation equipment and office furniture and equipment including computer systems. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Depreciation and amortization expense is recorded in our Consolidated Statements of Income within cost of goods sold and selling, general and administrative expense, depending on the use of the underlying asset. We recorded depreciation expense of $23.3 million for fiscal 2024, $20.5 million for fiscal 2023 and $17.7 million for fiscal 2022.

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related asset group. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We did not incur any asset write-off charges in fiscal 2024, fiscal 2023, or fiscal 2022 related to the impairment of long-lived assets.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter. As of January 1, 2024, we performed an analysis of qualitative factors for our Industrial, Water Treatment and Health and Nutrition reporting units to determine whether it is more likely than not that the fair value of either of these reporting units was less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for any of these reporting units. Goodwill impairment assessments were also completed in the fourth quarters of fiscal 2023 and 2022 and, similarly, we did not record a goodwill impairment charge.

Our primary identifiable intangible assets include customer relationships, trademarks and tradenames acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over a remaining useful life of approximately 10 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No such events or changes in circumstances occurred during fiscal 2024, 2023 or 2022. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform an annual quantitative impairment test for fiscal 2024, 2023 or 2022.

Business Combinations - We record business combinations using the acquisition method of accounting. Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will adjust the amount of the purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur.

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
Basic and diluted EPS were calculated using the following:

	March 31, 2024	April 02, 2023	April 3, 2022
Weighted average common shares outstanding — basic	20,864,348	20,848,077	20,947,234
Dilutive impact of stock performance units and restricted stock	149,978	166,828	188,024
Weighted average common shares outstanding — diluted	21,014,326	21,014,905	21,135,258

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2024, 2023 or 2022.
Derivative Instruments and Hedging Activities - We are subject to interest rate risk associated with our variable rate debt. We have in place an interest rate swap agreement which has been designated as a cash flow hedge, the purpose of which is to eliminate the cash flow impact of interest rate changes on a portion of our variable-rate debt. The interest rate swap is measured at fair value on the contract date and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income, until the consolidated statement of income is affected by the variability in cash flows of the designated hedged item. To the extent that the hedge is ineffective, changes in the fair value are recognized in the Consolidated Statements of Income.

Recently Issued Accounting Pronouncements

Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU No.2023-09)
In December 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update No. 2023-09 to enhance the transparency and decision-usefulness of income tax disclosures and to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. We are in the process of evaluating the impact of this standard on the disclosures in our financial statements.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued accounting standards update No. 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and are to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are in the process of evaluating the impact of this standard on the disclosures in our financial statements.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Acquisitions and Asset Sales
Acquisition of Industrial Research Corporation: On March 8, 2024, we acquired substantially all the assets of Industrial Research Corporation ("Industrial Research") for $4.6 million under the terms of a purchase agreement with Industrial Research and its shareholders. Industrial Research distributed water treatment chemicals and equipment to customers primarily in central to northern Louisiana, eastern Texas and southern Arkansas. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of Industrial Research acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the $4.6 million purchase price, $2.2 million was allocated to customer relationships, to be amortized over 10 years. The remaining amount was allocated to net working capital and property, plant and equipment, with the residual amount of $1.7 million allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.
Acquisition of The Miami Products & Chemical Company: On October 31, 2023, we acquired substantially all the assets of The Miami Products & Chemical Company ("Miami Products") for $15.5 million under the terms of a purchase agreement with Miami Products and its shareholders. Miami Products was a bleach manufacturer and distributor serving customers primarily throughout Ohio and the surrounding region. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of Miami Products acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). Of the $15.5 million purchase price, $8.2 million was allocated to customer relationships, to be amortized over 11 years, and $0.8 million was allocated to trade names, to be amortized over 10 years. The remaining amount was allocated to net working capital and property, plant and equipment, with the residual amount of $3.2 million allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.
Acquisition of Water Solutions Unlimited, Inc.: On October 27, 2023, we acquired substantially all the assets of Water Solutions Unlimited, Inc. ("Water Solutions") under the terms of a purchase agreement with Water Solutions and its shareholders. We paid $60 million at closing and may be obligated to pay an additional amount based on achieving a certain earnings target three years after the acquisition. Water Solutions was a manufacturer and distributor of water treatment chemicals serving customers primarily throughout Indiana, Illinois and Michigan. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and intangible assets and liabilities of Water Solutions acquired in connection with the acquisition based on their estimated fair values. We estimated the fair values of the assets acquired and liabilities assumed using a discounted cash flow analysis (income approach). The total purchase price was estimated to be $70.7 million, including the estimated potential earnout to be paid of $10.7 million. Of the $70.7 million purchase price, $32.4 million was allocated to customer relationships, to be amortized over 13 years, $6.4 million was allocated to trade names, to be amortized over 10 years, and $0.2 million was allocated to non-compete agreements, to be amortized over five years. The remaining amount was allocated to net working capital and property, plant and equipment, with the residual amount of $21.0 million allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes.
Acquisition of EcoTech Enterprises, Inc.: On July 14, 2023, we acquired substantially all the assets of EcoTech Enterprises, Inc. ("EcoTech") for $3.4 million, under the terms of a purchase agreement with EcoTech and its shareholders. EcoTech was a water treatment chemical distribution company operating primarily in Arkansas. The $3.4 million purchase price was allocated primarily to customer relationships, to be amortized over 10 years, property, plant and equipment, and net working capital. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Sale of bleach packaging assets: On March 30, 2023, we sold certain assets in our Industrial segment related to our consumer bleach packaging business for $7 million. These assets were not core to our Industrial segment operations, where we tend to focus our manufacturing operations on bulk products. The assets sold included plant equipment, inventory and intangible assets, all related to the packaging of bleach. We realized a gain of $3 million on this sale, which was recorded within selling, general and administrative expenses.
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

The following table disaggregates external customer net sales by major revenue stream:

	Fiscal Year Ended March 31, 2024:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$345,837	$327,188	$36,375	$709,400
Distributed specialty products (2)	—	—	108,789	108,789
Bulk products (3)	55,720	32,349	—	88,069
Other	7,908	3,752	1,244	12,904
Total external customer sales	$409,465	$363,289	$146,408	$919,162

	Fiscal Year Ended April 2, 2023:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$383,612	$271,448	$48,575	$703,635
Distributed specialty products (2)	—	—	109,468	109,468
Bulk products (3)	77,479	27,996	—	105,475
Other	9,669	5,481	1,370	16,520
Total external customer sales	$470,760	$304,925	$159,413	$935,098

	Fiscal Year Ended April 3, 2022:
(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$318,514	$205,350	$34,690	$558,554
Distributed specialty products (2)	—	—	124,312	124,312
Bulk products (3)	61,443	20,211	—	81,654
Other	6,981	2,572	468	10,021
Total external customer sales	$386,938	$228,133	$159,470	$774,541

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
For fiscal 2024, 2023 and 2022, we recorded $0.2 million, $1.6 million, and $1.3 million, respectively, in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. Included in other long-term assets on our consolidated balance sheet was $4.3 million as of March 31, 2024 and $4.0 million as of April 2, 2023.
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

Our financial assets that are re-measured and reported at fair value for each reporting period are an interest rate swap, marketable securities held in a deferred compensation retirement plan, and the earnout liability recorded in conjunction with the acquisition of Water Solutions. The interest rate swap and assets held in a deferred compensation retirement plan are classified as other long-term assets on our balance sheet, with the portion of the deferred compensation retirement plan assets expected to be paid within twelve months classified as current assets. The earnout liability is classified as a long-term liability on our balance sheet. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The earnout liability recorded in conjunction with the Water Solutions acquisition is based upon achieving certain targets. The earnout is based on a target of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) in year three of the acquisition. The earnout liability was valued based upon a risk-neutral pricing analysis within a Monte Carlo simulation framework, which is a Level 3 input. The Monte Carlo simulation assumptions used to estimate the fair value of the earnout included forecasted EBITDA, an estimated EBITDA-specific required rate of return, term period, risk-free rate, and an estimated EBITDA-specific volatility. Other key inputs included an estimate of our credit-adjusted discount rate and an appropriate risk-free rate over the term of the simulation period. The earnout liability is adjusted to fair value at each reporting date until settled. Changes in fair value are included in selling, general and administrative expenses in our Consolidated Statements of Income.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the balances of assets measured at fair value on a recurring basis as of March 31, 2024 and April 2, 2023.

(In thousands)		March 31, 2024	April 2, 2023
Assets
Deferred compensation plan assets	Level 1	$10,042	$7,659
Interest rate swap	Level 2	4,268	4,028
Liabilities
Earnout liability	Level 3	11,235	—

Changes in the earnout liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earnout liability at April 2, 2023	$—
Addition for acquisition	10,664
Fair value adjustments	571
Earnout liability at March 31, 2024	$11,235

 0
Note 6 — Inventories

Inventories at March 31, 2024 and April 2, 2023 consisted of the following:

	2024	2023
(In thousands)
Inventory (FIFO basis)	$99,058	$128,589
LIFO reserve	(24,458)	(39,812)
Net inventory	$74,600	$88,777

The FIFO value of inventories accounted for under the LIFO method was $76.2 million at March 31, 2024 and $101.4 million at April 2, 2023. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 — Goodwill and Other Identifiable Intangible Assets

The carrying amount of goodwill for each of our three reportable segments were as follows:

(In thousands)	Industrial	Water Treatment	Health and Nutrition	Total
Balance as of April 3, 2022 and April 2, 2023	$6,495	$25,961	$44,945	$77,401
Addition due to acquisitions	—	25,998	—	25,998
Balance as of March 31, 2024	$6,495	$51,959	$44,945	$103,399

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of our identifiable intangible assets as of March 31, 2024 and April 2, 2023:

	2024
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$153,694	$(46,146)	$107,548
Trademarks and trade names	13,570	(5,968)	7,602
Other finite-life intangible assets	4,221	(3,972)	249
Total finite-life intangible assets	171,485	(56,086)	115,399
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$172,712	$(56,086)	$116,626

	2023
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$109,107	$(38,377)	$70,730
Trademarks and trade names	6,370	(5,267)	1,103
Other finite-life intangible assets	3,904	(3,904)	—
Total finite-life intangible assets	119,381	(47,548)	71,833
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$120,608	$(47,548)	$73,060

Intangible asset amortization expense was $8.5 million during fiscal 2024, $6.9 million during fiscal 2023, and $6.5 million during fiscal 2022.

The estimated future amortization expense for identifiable intangible assets is as follows:

(In thousands)	Intangible Assets
Fiscal 2025	$11,156
Fiscal 2026	10,972
Fiscal 2027	10,671
Fiscal 2028	10,577
Fiscal 2029	10,553
Thereafter	61,470
Total	$115,399

Note 8 – Debt

We have in place a Credit Agreement with U.S. Bank as Sole Lead Arranger and Sole Book Runner, and other lenders from time to time party thereto, whereby U.S. Bank is also serving as Administrative Agent. The Credit Agreement provides us with a “Revolving Loan Facility” totaling $250 million. The Revolving Loan Facility includes a $10 million letter of credit subfacility and $25 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 30, 2027. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries.

At March 31, 2024, the effective interest rate on our borrowings was 4.3%. In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Unamortized debt issuance costs of $0.3 million paid in connection with the previous credit facility, are reflected as a reduction of debt and are being amortized as interest expense over the term of the Revolving Loan Facility.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. As of March 31, 2024, we were in compliance with all required covenants.
Debt at March 31, 2024 and April 2, 2023 consisted of the following:

(In thousands)	March 31, 2024	April 2, 2023
Senior secured revolving loan	$99,000	$112,000
Less: unamortized debt issuance costs	(269)	(356)
Total debt, net of debt issuance costs	98,731	111,644
Less: current portion of long-term debt, net of current unamortized debt issuance costs	(9,913)	(9,913)
Total long-term debt	$88,818	$101,731

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
The following table represents the restricted stock activity for fiscal 2022, 2023, and 2024:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2022	239,120	$17.94
Granted	111,618	31.74
Vested	(123,002)	17.25
Forfeited	(13,258)	18.69
Outstanding at end of fiscal 2022	214,478	$25.48
Granted	88,524	38.31
Vested	(102,860)	18.69
Forfeited	(10,884)	34.68
Outstanding at end of fiscal 2023	189,258	$34.64
Granted	61,819	43.06
Vested	(105,600)	31.74
Outstanding at end of fiscal 2024	145,477	$40.33
We recorded compensation expense on performance-based restricted stock of approximately $3.7 million for fiscal 2024, $2.8 million for fiscal 2023 and $2.9 million for fiscal 2022, substantially all of which was recorded in SG&A expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested was $3.4 million in fiscal 2024, $1.9 million in fiscal 2023 and $2.1 million in fiscal 2022.
Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then current common share price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of March 31, 2024 was $4.5 million and is expected to be recognized over a weighted average period of 1.2 years.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Awards.  As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are expensed over a one-year vesting period, based on the market value on the date of grant.
The following table represents the Board’s restricted stock activity for fiscal 2022, 2023, and 2024:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2022	11,228	$25.60
Granted	10,287	32.80
Vested	(11,228)	25.60
Outstanding at end of fiscal 2022	10,287	$32.80
Granted	12,565	38.98
Vested	(10,287)	32.80
Outstanding at end of fiscal 2023	12,565	$38.98
Granted	10,647	46.00
Vested	(12,565)	38.98
Outstanding at end of fiscal 2024	10,647	$46.00
Annual expense related to the value of restricted stock was $0.5 million in fiscal 2024, $0.4 million in fiscal 2023, and $0.3 million in fiscal 2022, and was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of March 31, 2024 was $0.2 million and is expected to be recognized over a weighted average period of 0.3 years.

Note 10 — Share Repurchases
Our board of directors has authorized the repurchase of up to 2,600,000 shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common shares for the par value of the shares with the excess applied against additional paid-in capital. We repurchased 191,861 common shares at an aggregate purchase price of $11.3 million during fiscal 2024. We repurchased 181,657 common shares at an aggregate purchase price of $6.6 million during fiscal 2023. We repurchased 240,501 common shares at an aggregate purchase price of $8.5 million during fiscal 2022. As of March 31, 2024, the number of shares available to be purchased under the share repurchase program was 937,487.

Note 11 — Retirement Plans
Company Sponsored Plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code (“IRC”). The profit sharing plan contribution level for each employee depends upon date of hire, and was 2.5% or 5.0% of each employee’s eligible compensation for fiscal 2024, 2023 and 2022. We also have in place a retirement plan covering our collective bargaining unit employees. The retirement plan provides for a contribution of 2.5% or 5.0% of each employee’s eligible annual wages depending on their hire date. In addition to the employer contributions described above, both the profit sharing plan and the retirement plan include a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation.
We have two employee stock ownership plans (“ESOPs”), one covering the majority of our non-bargaining unit employees and the other covering our collective bargaining unit employees. Contributions to the plan covering our non-bargaining unit employees are made at our discretion. Contributions to both plans are subject to a maximum amount allowed under the IRC, and were 2.5% or 5.0% of each employee’s eligible wages, depending on each eligible employee’s hire date, for fiscal 2024, 2023 and 2022.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We have a nonqualified deferred compensation plan covering employees who are classified as “highly compensated employees” as determined by IRS guidelines for the plan year and who were hired on or before April 1, 2012. Employees who are eligible for the nonqualified deferred compensation plan for any plan year are not eligible for the profit sharing plan contribution or the ESOP contributions described above for that plan year. Our contribution to the nonqualified deferred compensation plan for fiscal 2024, 2023 and 2022 was 10% of each employee’s eligible compensation, subject to the maximum amount allowed under the IRC.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common shares at a discount from market. The number of new shares issued under the ESPP was 61,981 in fiscal 2024, 65,597 in fiscal 2023 and 71,692 in fiscal 2022.
The following represents the contribution expense for these company-sponsored plans for fiscal 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Non-bargaining unit employee plans:
Profit sharing	$2,340	$1,067	$1,056
401(k) matching contributions	3,564	3,247	3,122
ESOP	2,340	1,067	1,056
Nonqualified deferred compensation plan	2,060	1,633	1,355
Bargaining unit employee plans	652	618	589
ESPP - all employees	689	619	549
Total contribution expense	$11,645	$8,251	$7,727
In 2013, we withdrew from a collectively bargained multiemployer pension plan and recorded a liability for our share of the unfunded vested benefits. Payments of approximately $0.5 million per year are being made through 2034.

Note 12 — Commitments and Contingencies

Litigation.  As of March 31, 2024, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.

Environmental Remediation. In the fourth quarter of fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, MN facility during our expansion project. This expense was recorded as an operating expense within cost of goods sold in our Consolidated Statements of Income. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expense related to the remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact.

Asset Retirement Obligations. We have three leases of land which contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. Including available lease extensions, these leases expire in 2024, 2033 and 2044. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: certain of the leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of March 31, 2024. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Income Taxes

The provisions for income taxes for fiscal 2024, 2023 and 2022 were as follows:

	2024	2023	2022
(In thousands)
Federal — current	$21,872	$15,072	$14,736
State — current	5,369	7,701	5,202
Total current	27,241	22,773	19,938

Federal — deferred	(1,146)	704	(1,054)
State — deferred	(313)	(936)	(447)
Total deferred	(1,459)	(232)	(1,501)
Total provision	$25,782	$22,541	$18,437
Reconciliations of the provisions for income taxes to the applicable federal statutory income tax rate for fiscal 2024, 2023 and 2022 are listed below.

	2024	2023	2022
Statutory federal income tax	21.0%	21.0%	21.0%
State income taxes, net of federal deduction	5.4%	6.8%	5.6%
Other — net	(0.9)%	(0.5)%	(0.3)%
Total	25.5%	27.3%	26.3%

The tax effects of items comprising our net deferred tax liability as of March 31, 2024 and April 2, 2023 are as follows:

(In thousands)	2024	2023
Deferred tax assets:
Trade receivables	$96	$51
Stock compensation accruals	2,224	2,027
Pension withdrawal liability	1,056	1,155
Lease liability	3,242	2,820
Inventories	2,645	2,437
Other	5,963	3,335
Total deferred tax assets	$15,226	$11,825
Deferred tax liabilities:
Prepaid expenses	$(1,119)	$(1,089)
Excess of tax over book depreciation	(18,428)	(16,360)
Intangible assets	(13,771)	(14,334)
ROU asset	(3,162)	(2,754)
Unrealized gain on interest rate swap	(1,152)	(1,087)
Total deferred tax liabilities	$(37,632)	$(35,624)
Net deferred tax liabilities	$(22,406)	$(23,799)

As of March 31, 2024, the Company has determined that it is more likely than not that the deferred tax assets at March 31, 2024 will be realized either through future taxable income or reversals of taxable temporary differences.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 28, 2021 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14 – Leases

Lease Obligations. As of March 31, 2024, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 21 years, some of which include options to extend the lease for up to 15 years.

As of March 31, 2024 and April 2, 2023, our operating lease components with initial or remaining terms in excess of one year were classified on the consolidated balance sheet within right-of-use assets, short-term lease liability and long-term lease liability.

Total lease expense was $4.0 million for the twelve months ended March 31, 2024 and $3.1 million for the twelve months ended April 2, 2023, and includes leases less than 12 months in duration.

Other information related to our operating leases was as follows:

	March 31, 2024	April 2, 2023
Lease Term and Discount Rate
Weighted average remaining lease term (years)	6.48	7.84
Weighted average discount rate	4.0%	2.8%

Maturities of lease liabilities as of March 31, 2024 were as follows:

(In thousands)	Operating Leases
Fiscal 2025	$2,870
Fiscal 2026	2,548
Fiscal 2027	2,079
Fiscal 2028	1,819
Fiscal 2029	1,475
Thereafter	2,819
Total	$13,610
Less: Interest	(1,602)
Present value of lease liabilities	$12,008

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

Reportable Segments	Industrial	Water Treatment	Health and Nutrition	Total
(In thousands)
Fiscal Year Ended March 31, 2024:
Sales	$409,465	$363,289	$146,408	$919,162
Gross profit	67,545	98,498	27,593	193,636
Selling, general, and administrative expenses	28,316	45,286	15,998	89,600
Operating income	39,229	53,212	11,595	104,036
Identifiable assets*	$239,586	$255,188	$134,915	$629,689
Capital expenditures	$24,280	$15,739	$132	$40,151
Fiscal Year Ended April 2, 2023:
Sales	$470,760	$304,925	$159,413	$935,098
Gross profit	68,115	67,208	29,796	165,119
Selling, general, and administrative expenses	25,703	35,734	15,532	76,969
Operating income	42,412	31,474	14,264	88,150
Identifiable assets*	$253,436	$155,430	$155,626	$564,492
Capital expenditures	$31,635	$16,311	$375	$48,321
Fiscal Year Ended April 3, 2022:
Sales	$386,938	$228,133	$159,470	$774,541
Gross profit	59,606	54,571	32,343	146,520
Selling, general, and administrative expenses	28,127	31,357	15,842	75,326
Operating income	31,479	23,214	16,501	71,194
Identifiable assets*	$236,934	$143,889	$167,034	$547,857
Capital expenditures	$18,812	$8,939	$761	$28,512
* Unallocated assets not included, consisting primarily of cash and cash equivalents, prepaid expenses, and non-qualified deferred compensation plan assets of $28.2 million at March 31, 2024, $26.0 million at April 2, 2023 and $19.5 million at April 3, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In making this assessment as of March 31, 2024, we have excluded the water treatment operations acquired from Water Solutions and Miami Products in October 2023 and Industrial Research acquired in March 2024. The financial statements of these businesses comprise less than 15% of total assets and less than 2% of total revenues in our consolidated financial amounts as of and for the year ended March 31, 2024. We have excluded these businesses because we have not had sufficient time to make an assessment of their internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding these businesses from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 31, 2024.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 31, 2024 which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.
Changes in Internal Control Procedures
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 31, 2024 (the “2024 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2024 Proxy Statement, no other portions of the 2024 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our Executive Officers

Our current executive officers, their ages and offices held, are set forth below:

Name	Age	Office
Patrick H. Hawkins	53	Chief Executive Officer and President
Jeffrey P. Oldenkamp	51	Executive Vice President, Chief Financial Officer and Treasurer
Richard G. Erstad	60	Vice President, General Counsel and Secretary
Drew M. Grahek	54	Vice President — Operations
Douglas A. Lange	54	Vice President — Water Treatment Group
David J. Mangine	66	Vice President — Industrial Group
Shirley A. Rozeboom	62	Vice President — Health and Nutrition

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

The disclosure under the headings “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” of the 2024 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
The disclosure under the heading “Compensation of Executive Officers and Directors” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure under the headings “Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure under the headings “Election of Directors” and “Related Party Transactions” of the 2024 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure under the heading “Independent Registered Public Accounting Firm’s Fees” of the 2024 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets at March 31, 2024 and April 2, 2023.

Consolidated Statements of Income for the fiscal years ended March 31, 2024, April 2, 2023 and April 3, 2022.

Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2024, April 2, 2023 and April 3, 2022.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2024, April 2, 2023, and April 3, 2022.

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2024, April 2, 2023, and April 3, 2022.

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

The following financial statement schedule for the fiscal years 2024, 2023 and 2022.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference

3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference

4.1	Description of Securities. (3)	Incorporated by Reference

10.1*	Hawkins, Inc. 2010 Omnibus Incentive Plan. (4)	Incorporated by Reference

10.2*	Hawkins, Inc. Executive Severance Plan. (5)	Incorporated by Reference

10.3*	Employee Stock Purchase Plan, as amended. (6)	Incorporated by Reference

10.4	Amendment No. 2 to the Hawkins, Inc. Employee Stock Purchase Plan, as amended. (7)	Incorporated by Reference

10.5	Second Amended and Restated Credit Agreement, dated as of March 31, 2022, among the Company, U.S. Bank National Association, and certain financial institutions. (8)	Incorporated by Reference

10.6*	Hawkins, Inc. 2019 Equity Incentive Plan. (9)	Incorporated by Reference

10.7*	Form of Performance Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2019 Equity Incentive Plan. (10)	Incorporated by Reference

10.8*	Nine Year LTI with Shirley Rozeboom. (11)	Incorporated by Reference

21	Subsidiaries of the registrant.	Filed Electronically

23.1	Consent of Grant Thornton LLP.	Filed Electronically

24.1	Powers of Attorney.	Filed Electronically

31.1	Certification by Chief Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

97	Mandatory Clawback Policy	Filed Electronically

101	Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended March 31, 2024, filed with the SEC on May 15, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2024 and April 2, 2023, (ii) the Consolidated Statements of Income for the fiscal years ended March 31, 2024, April 2, 2023, and April 3, 2022, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2024, April 2, 2023, and April 3, 2022, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2024, April 2, 2023, and April 3, 2022, (v) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2024, April 2, 2023, and April 3, 2022, and (iv) Notes to Consolidated Financial Statements.	Filed Electronically

104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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
(6)Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed November 2, 2018.
(7)Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed May 17, 2023.
(8)Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed December 3, 2018.
(9)Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2019.
(10)Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed May 20,2020.
(11)Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed June 2,2021.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

		By	/s/ Patrick H. Hawkins
Patrick H. Hawkins Chief Executive Officer and President
Dated:	May 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick H. Hawkins		May 15, 2024
Patrick H. Hawkins	Chief Executive Officer, President and Director
(principal executive officer)

/s/ Jeffrey P. Oldenkamp		May 15, 2024
Jeffrey P. Oldenkamp	Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

*	Director	May 15, 2024
James A. Faulconbridge

*	Director	May 15, 2024
Mary J. Schumacher

*	Director	May 15, 2024
Jeffrey E. Spethmann

*	Director	May 15, 2024
Daniel J. Stauber

*	Director	May 15, 2024
Yi "Faith" Tang

*	Director	May 15, 2024
James T. Thompson

*	Director	May 15, 2024
Jeffrey L. Wright

* Patrick H. Hawkins, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Patrick H. Hawkins
Patrick H. Hawkins
Attorney-in-fact

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED March 31, 2024, April 2, 2023 AND April 3, 2022

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Fiscal Year Ended March 31, 2024:
Allowance for credit losses	$190	$166	$—	$—	$356
Fiscal Year Ended April 2, 2023:
Allowance for credit losses	$367	$—	$—	$(177)	$190
Fiscal Year Ended April 3, 2022:
Allowance for credit losses	$497	$—	$—	$(130)	$367