Form 10-Q
period 2024-06-30
HAWKINS INC
filed 2024-07-31
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 26, 2024
Common Stock, par value $.01 per share	20,904,011

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 30, 2024	March 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,887	$7,153
Trade accounts receivables, net	126,398	114,477
Inventories	81,199	74,600
Prepaid expenses and other current assets	5,503	6,596
Total current assets	221,987	202,826
PROPERTY, PLANT, AND EQUIPMENT:	396,244	386,648
Less accumulated depreciation	182,604	177,774
Net property, plant, and equipment	213,640	208,874
OTHER ASSETS:
Right-of-use assets	12,157	11,713
Goodwill	114,046	103,399
Intangible assets, net of accumulated amortization	124,563	116,626
Deferred compensation plan asset	11,365	9,584
Other	4,980	4,912
Total other assets	267,111	246,234
Total assets	$702,738	$657,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$47,795	$56,387
Accrued payroll and employee benefits	12,501	19,532
Income tax payable	11,751	1,943
Current portion of long-term debt	9,913	9,913
Environmental remediation	7,700	7,700
Other current liabilities	8,332	7,832
Total current liabilities	97,992	103,307
LONG-TERM DEBT, LESS CURRENT PORTION	123,840	88,818
LONG-TERM LEASE LIABILITY	9,816	9,530
PENSION WITHDRAWAL LIABILITY	3,443	3,538
DEFERRED INCOME TAXES	22,367	22,406
DEFERRED COMPENSATION LIABILITY	12,244	11,764
EARNOUT LIABILITY	11,577	11,235
OTHER LONG-TERM LIABILITIES	241	1,310
Total liabilities	281,520	251,908
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,734,331 and 20,790,261 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	207	208
Additional paid-in capital	27,932	38,154
Retained earnings	390,070	364,549
Accumulated other comprehensive income	3,009	3,115
Total shareholders’ equity	421,218	406,026
Total liabilities and shareholders’ equity	$702,738	$657,934
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	June 30, 2024	July 2, 2023
Sales	$255,879	$251,120
Cost of sales	(191,224)	(199,129)
Gross profit	64,655	51,991
Selling, general and administrative expenses	(24,864)	(19,504)
Operating income	39,791	32,487
Interest expense, net	(1,263)	(1,148)
Other income	159	337
Income before income taxes	38,687	31,676
Income tax expense	(9,808)	(8,246)
Net income	$28,879	$23,430

Weighted average number of shares outstanding - basic	20,816,479	20,907,724
Weighted average number of shares outstanding - diluted	20,914,085	21,012,788

Basic earnings per share	$1.39	$1.12
Diluted earnings per share	$1.38	$1.12

Cash dividends declared per common share	$0.16	$0.15
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	June 30, 2024	July 2, 2023
Net income	$28,879	$23,430
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(106)	749
Total comprehensive income	$28,773	$24,179
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2024	20,790,261	$208	$38,154	$364,549	$3,115	$406,026
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,358)	—	(3,358)
Share-based compensation expense	—	—	1,467	—	—	1,467
Vesting of restricted stock	83,658	1	(1)	—	—	—
Shares surrendered for payroll taxes	(34,047)	(1)	(2,540)	—	—	(2,541)
Shares repurchased	(105,541)	(1)	(9,148)	—	—	(9,149)
Other comprehensive income, net of tax	—	—	—	—	(106)	(106)
Net income	—	—	—	28,879	—	28,879
BALANCE — June 30, 2024	20,734,331	$207	$27,932	$390,070	$3,009	$421,218
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 2, 2023	20,850,454	$209	$44,443	$302,424	$2,940	$350,016
Cash dividends declared and paid ($0.15 per share)	—	—	—	(3,160)	—	(3,160)
Share-based compensation expense	—	—	959	—	—	959
Vesting of restricted stock	105,600	1	(1)	—	—	—
Shares surrendered for payroll taxes	(48,478)	(1)	(2,139)	—	—	(2,140)
ESPP shares issued	35,281	—	1,147	—	—	1,147
Other comprehensive income, net of tax	—	—	—	—	749	749
Net income	—	—	—	23,430	—	23,430
BALANCE — July 2, 2023	20,942,857	$209	$44,409	$322,694	$3,689	$371,001
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	June 30, 2024	July 2, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,879	$23,430
Reconciliation to cash flows:
Depreciation and amortization	9,329	7,107
Change in fair value of earnout liability	342	—
Operating leases	782	534
Gain on deferred compensation assets	(159)	(337)
Stock compensation expense	1,467	959
Other	(65)	26
Changes in operating accounts providing (using) cash:
Trade receivables	(10,576)	(9,055)
Inventories	(6,037)	11,839
Accounts payable	(7,300)	(537)
Accrued liabilities	(8,949)	(9,075)
Lease liabilities	(834)	(580)
Income taxes	9,808	8,255
Other	899	2,300
Net cash provided by operating activities	17,586	34,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(10,649)	(7,873)
Acquisitions	(25,400)	—
Other	245	44
Net cash used in investing activities	(35,804)	(7,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(3,358)	(3,160)
New shares issued	—	1,147
Payroll taxes paid in exchange for shares withheld	(2,541)	(2,140)
Shares repurchased	(9,149)	—
Payments on revolving loan	(10,000)	(23,400)
Proceeds from revolving loan borrowings	45,000	—
Net cash provided by (used in) financing activities	19,952	(27,553)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,734	(516)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,153	7,566
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,887	$7,050

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,347	$1,221
Noncash investing activities - capital expenditures in accounts payable	$1,015	$4,771
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year.
References to fiscal 2024 refer to the fiscal year ended March 31, 2024 and references to fiscal 2025 refer to the fiscal year ending March 30, 2025.
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
Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, previously filed with the SEC. There has been no significant change in our accounting policies since the end of fiscal 2024.

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

Note 2 — Acquisitions

Acquisition of Wofford Water Service, Inc.: On June 28, 2024, we acquired substantially all the assets of Wofford Water Service, Inc. ("Wofford") for $3.4 million under the terms of a purchase agreement with Wofford and its shareholders. Wofford distributed water treatment chemicals and equipment to customers mainly in Mississippi. Of the $3.4 million purchase price, $2.2 million was allocated to customer relationships, to be amortized over 10 years, $1.0 million was allocated to goodwill, and the remaining amount was allocated to net working capital. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

Acquisition of Intercoastal Trading, Inc.: On June 3, 2024, we acquired substantially all the assets of Intercoastal Trading, Inc. and certain related entities ("Intercoastal") for $22.0 million under the terms of a purchase agreement with Intercoastal and its shareholders. Intercoastal distributes water treatment chemicals and equipment to its customers in Maryland, Delaware and Virginia. The $22.0 million purchase price was preliminarily allocated as follows: $8.5 million to customer relationships, to be amortized over 10 years, $9.6 million to goodwill, and the remaining amount to net working capital and property, plant and equipment. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is not yet complete due to the timing of the acquisition. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

Acquisition of Industrial Research Corporation: In the fourth quarter of fiscal 2024, we acquired substantially all the assets of Industrial Research Corporation ("Industrial Research") for $4.6 million under the terms of a purchase agreement with Industrial Research and its shareholders. Industrial Research distributed water treatment chemicals and equipment to customers primarily in central to northern Louisiana, eastern Texas and southern Arkansas. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

Acquisition of The Miami Products & Chemical Company: In the third quarter of fiscal 2024, we acquired substantially all the assets of The Miami Products & Chemical Company ("Miami Products") for $15.5 million under the terms of a purchase agreement with Miami Products and its shareholders. Miami Products is a bleach manufacturer and distributor serving customers primarily throughout Ohio and the surrounding region. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

Acquisition of Water Solutions Unlimited, Inc.: In the third quarter of fiscal 2024, we acquired substantially all the assets of Water Solutions Unlimited, Inc. ("Water Solutions") under the terms of a purchase agreement with Water Solutions and its shareholders. We paid $60 million at closing and may be obligated to pay an additional amount based on achieving a certain earnings target three years after the acquisition. Water Solutions is a manufacturer and distributor of water treatment chemicals serving customers primarily throughout Indiana, Illinois and Michigan. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

Acquisition of EcoTech Enterprises, Inc.: In the second quarter of fiscal 2024, we acquired substantially all the assets of EcoTech Enterprises, Inc. ("EcoTech") for $3.4 million, under the terms of a purchase agreement with EcoTech and its shareholders. EcoTech was a water treatment chemical distribution company operating primarily in Arkansas. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the three months ended June 30, 2024 and July 2, 2023:

	Three months ended June 30, 2024
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$105,007	$87,783	$5,683	$198,473
Distributed specialty products (2)	—	—	29,646	29,646
Bulk products (3)	10,918	13,430	—	24,348
Other	1,251	1,989	172	3,412
Total external customer sales	$117,176	$103,202	$35,501	$255,879

	Three months ended July 2, 2023
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$84,785	$102,675	$10,241	$197,701
Distributed specialty products (2)	—	—	26,154	26,154
Bulk products (3)	7,521	15,210	—	22,731
Other	1,345	2,988	201	4,534
Total external customer sales	$93,651	$120,873	$36,596	$251,120

(1)For our Water Treatment and Industrial segments, this line includes our non-bulk specialty products that we either manufacture, blend, repackage, resell in their original form, or direct ship to our customers in smaller quantities, and services we provide for our customers. For our Health and Nutrition segment, this line includes products manufactured, processed or repackaged in our facility and/or with our equipment.
(2)This line includes non-manufactured distributed specialty products in our Health and Nutrition segment, which may be sold out of one of our facilities or direct shipped to our customers.
(3)This line includes bulk products in our Water Treatment and Industrial segments that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities.

Note 4 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the dilutive impact of incremental shares assumed to be issued as performance units and restricted stock.
Basic and diluted EPS were calculated using the following:

	Three Months Ended
	June 30, 2024	July 02, 2023
Weighted-average common shares outstanding—basic	20,816,479	20,907,724
Dilutive impact of performance units and restricted stock	97,606	105,064
Weighted-average common shares outstanding—diluted	20,914,085	21,012,788
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and March 31, 2024.

 0

(In thousands)		June 30, 2024	March 31, 2024
Assets
Deferred compensation plan assets	Level 1	$11,765	$10,042
Interest rate swap	Level 2	$4,122	$4,268
Liabilities
Earnout liability	Level 3	$11,577	$11,235

Changes in the earnout liability measured at fair value using Level 3 inputs were as follows:
(In thousands)
Earnout liability at March 31, 2024			$11,235
Addition for acquisition			$—
Fair value adjustments			$342
Earnout liability at June 30, 2024			$11,577

Note 6 – Inventories
Inventories at June 30, 2024 and March 31, 2024 consisted of the following:

	June 30, 2024	March 31, 2024
(In thousands)
Inventory (FIFO basis)	$106,079	$99,058
LIFO reserve	(24,880)	(24,458)
Net inventory	$81,199	$74,600
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $79.5 million at June 30, 2024 and $76.2 million at March 31, 2024. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $114.0 million as of June 30, 2024 and $103.4 million as of March 31, 2024, of which $62.6 million was related to our Water Treatment segment, $44.9 million was related to our Health and Nutrition segment, and $6.5 million was related to our Industrial segment. The increase in    goodwill    during the three months ended June 30, 2024 represents goodwill recorded in connection with the acquisitions of the assets of Intercoastal and Wofford as discussed in Note 2.
The following is a summary of our identifiable intangible assets as of June 30, 2024 and March 31, 2024:

	June 30, 2024			March 31, 2024
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$164,394	$(48,625)	$115,769	$153,694	$(46,146)	$107,548
Trademarks and trade names	$13,570	$(6,248)	$7,322	$13,570	$(5,968)	$7,602
Other finite-life intangible assets	4,260	(4,015)	245	4,221	(3,972)	249
Total finite-life intangible assets	182,224	(58,888)	123,336	171,485	(56,086)	115,399
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$183,451	$(58,888)	$124,563	$172,712	$(56,086)	$116,626

Note 8 – Debt
Debt at June 30, 2024 and March 31, 2024 consisted of the following:

	June 30, 2024	March 31, 2024

(In thousands)
Senior secured revolving loan	$134,000	$99,000
Less: unamortized debt issuance costs	(247)	(269)
Total debt, net of debt issuance costs	133,753	98,731
Less: current portion of long-term debt	(9,913)	(9,913)
Total long-term debt	$123,840	$88,818
We were in compliance with all covenants of our credit agreement as of June 30, 2024.

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 28, 2021 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was 25% for the three months ended June 30, 2024, compared to 26% for the three months ended July 2, 2023. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Note 10 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2025 and fiscal 2024. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 76,137 shares in the aggregate for fiscal 2025. The restricted shares issued, if any, will fully vest approximately two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the three months ended June 30, 2024:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	145,477	$40.33
Granted	75,428	76.60
Vested	(83,658)	38.31
Unvested at end of period	137,247	$61.49
We recorded compensation expense related to performance share units and restricted stock of $1.1 million for the three months ended June 30, 2024 and $0.7 million for the three months ended July 2, 2023. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of June 30, 2024, there were 10,647 shares of restricted stock with an average grant date fair value of $46.00 outstanding under this program. Compensation expense for both the three months ended June 30, 2024 and July 2, 2023 related to restricted stock awards to the Board was $0.1 million.
Note 11 – Share Repurchase Program
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended June 30, 2024, we repurchased 105,541 shares at an aggregate purchase price of $9.1 million, and during the three months ended July 2, 2023, no shares were repurchased. As of June 30, 2024, 831,946 shares remained available to be repurchased under the share repurchase program.

Note 12 – Commitments and Contingencies
Environmental Remediation. In the fourth quarter of fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, MN facility during our expansion project. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expense related to the remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact. No expenses were charged against this liability during the three months ended June 30, 2024.

Note 13 – Segment Information
We have three reportable segments: Water Treatment, Industrial, and Health and Nutrition. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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

(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Three months ended June 30, 2024:
Sales	$117,176	$103,202	$35,501	$255,879
Gross profit	34,955	21,876	7,824	64,655
Selling, general, and administrative expenses	14,166	6,639	4,059	24,864
Operating income	20,789	15,237	3,765	39,791
Three months ended July 2, 2023:
Sales	$93,651	$120,873	$36,596	$251,120
Gross profit	26,408	19,306	6,277	51,991
Selling, general, and administrative expenses	9,126	6,575	3,803	19,504
Operating income	17,282	12,731	2,474	32,487

No significant changes to identifiable assets by segment occurred during the three months ended June 30, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2024 as compared to the similar period ended July 2, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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

Business Acquisitions
On June 28, 2024, we acquired substantially all the assets of Wofford Water Service, Inc. ("Wofford") for $3.4 million. Wofford distributed water treatment chemicals and equipment to customers mainly in Mississippi. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

On June 3, 2024, we acquired substantially all the assets of Intercoastal Trading, Inc. and certain related entities ("Intercoastal") for $22.0 million. Intercoastal distributes water treatment chemicals and equipment to its customers in Maryland, Delaware and Virginia. The purchase price allocation is not yet complete due to the timing of the acquisition. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.
In the fourth quarter of fiscal 2024, we acquired substantially all the assets of Industrial Research Corporation ("Industrial Research") for $4.6 million. Industrial Research was a distributor of water treatment chemicals and equipment for its customers in central to northern Louisiana, eastern Texas and southern Arkansas. The results of operations since the acquisition and the assets are included in our Water Treatment segment.
In the third quarter of fiscal 2024, we acquired substantially all the assets of Miami Products & Chemical Company ("Miami Products") for $15.5 million. Miami Products is a bleach manufacturer and distributor serving customers primarily throughout Ohio and the surrounding region. The results of operations and the assets, including goodwill associated with this acquisition, are included as part of our Water Treatment segment from the date of acquisition forward.
In the third quarter of fiscal 2024, we acquired substantially all the assets of Water Solutions Unlimited, Inc. ("Water Solutions") for $60 million and an additional amount to be paid after three years based on achieving certain targets. The total purchase price was estimated to be $70.7 million, including the estimated potential earnout to be paid of $10.7 million. Water Solutions is a manufacturer and distributor of water treatment chemicals serving customers primarily throughout Indiana, Illinois and Michigan. The results of operations and the assets, including goodwill associated with this acquisition, are included as part of our Water Treatment segment from the date of acquisition forward.
In the second quarter of fiscal 2024, we acquired substantially all the assets of EcoTech Enterprises, Inc. ("EcoTech") for $3.4 million. EcoTech was a manufacturer and distributor of water treatment chemicals serving customers throughout Arkansas and surrounding states. The results of operations and the assets are included as part of our Water Treatment segment from the date of acquisition forward.
The aggregate annual revenue of these six businesses acquired in fiscal 2024 and fiscal 2025 totaled approximately $85 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

Share Repurchase Program
We have in place a share repurchase program for up to 2.6 million shares of our common shares. As of June 30, 2024, 831,946 shares remain available to be repurchased under this program.

Financial Results
We focus on total profitability dollars when evaluating our financial results as opposed to profitability as a percentage of sales, as sales dollars tend to fluctuate as raw material prices rise and fall, particularly in our Water Treatment and Industrial segments. The costs for certain of our raw materials can rise or fall rapidly, causing fluctuations in gross profit as a percentage of sales.

We use the last in, first out (“LIFO”) method of valuing the majority of our inventory in our Water Treatment and Industrial segments, which causes the most recent product costs to be recognized in our income statement. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices. Inventories in our Health and Nutrition segment are valued using the first-in, first-out (“FIFO”) method.

We disclose the sales of our bulk commodity products as a percentage of total sales dollars for our Water Treatment and Industrial segments. Our definition of bulk commodity products includes products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities. We disclose the percentage of our overall sales that consist of sales of bulk commodity products as these products are generally distributed and we do not add significant value to these products in comparison to our non-bulk products. Sales of these products are generally highly competitive and price sensitive. As a result, bulk commodity products generally have our lowest margins.

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended
	June 30, 2024	July 2, 2023
Sales	100.0%	100.0%
Cost of sales	(74.7)%	(79.3)%
Gross profit	25.3%	20.7%
Selling, general and administrative expenses	(9.7)%	(7.8)%
Operating income	15.6%	12.9%
Interest expense, net	(0.5)%	(0.5)%
Other (expense) income	0.1%	0.1%
Income before income taxes	15.2%	12.5%
Income tax expense	(3.8)%	(3.3)%
Net income	11.4%	9.2%

Three Months Ended June 30, 2024 Compared to Three Months Ended July 2, 2023

Sales
Sales were $255.9 million for the three months ended June 30, 2024, an increase of $4.8 million, or 2%, from sales of $251.1 million in the same period a year ago. Increased sales in our Water Treatment segment more than offset decreased sales in our Industrial and Health and Nutrition segments.

Water Treatment Segment. Water Treatment segment sales increased $23.5 million, or 25%, to $117.2 million for the three months ended June 30, 2024, from sales of $93.7 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in the three months ended June 30, 2024 and 8% in the same period a year ago. Sales increased as a result of added sales from acquired businesses.

Industrial Segment. Industrial segment sales decreased $17.7 million or 15%, to $103.2 million for the three months ended June 30, 2024, from sales of $120.9 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 13% of sales dollars in both the three months ended June 30, 2024 and the same period of the prior year. The decrease in sales was primarily driven by lower selling prices on certain products driven by lower raw material costs and competitive pricing pressures.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $1.1 million, or 3%, to $35.5 million for the three months ended June 30, 2024, from sales of $36.6 million in the same period a year ago. Decreased sales of our manufactured products were largely offset by increased sales of our specialty distributed products.

Gross Profit
Gross profit increased $12.7 million, or 24%, to $64.7 million, or 25% of sales, for the three months ended June 30, 2024, from $52.0 million, or 21% of sales, in the same period a year ago. During the three months ended June 30, 2024, the LIFO reserve increased, and gross profit decreased, by $0.4 million due primarily to an increase in our forecasted year-end quantities. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $0.2 million.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $8.6 million, or 33%, to $35.0 million, or 30% of sales, for the three months ended June 30, 2024, from $26.4 million, or 28% of sales, in the same period a year ago. During the three months ended June 30, 2024, the LIFO reserve increased, and gross profit decreased, by $0.2 million due primarily to increased raw material costs. In the same quarter a year ago, the LIFO reserve increased, and gross profit decreased, by $0.1 million. Gross profit increased primarily as a result of increased sales from our acquired businesses.

Industrial Segment. Gross profit for the Industrial segment increased $2.6 million, or 13%, to $21.9 million, or 21% of sales, for the three months ended June 30, 2024, from $19.3 million, or 16% of sales, in the same period a year ago. During the three months ended June 30, 2024, the LIFO reserve increased, and gross profit decreased, by $0.2 million due primarily to an increase in our forecasted year-end quantities. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $0.3 million. Gross profit increased as a result of higher unit margins on certain products.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $1.5 million, or 24%, to $7.8 million, or 22% of sales, for the three months ended June 30, 2024, from $6.3 million, or 17% of sales, in the same period a year ago. Gross profit increased as a result of higher margins on certain products.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $5.4 million, or 28%, to $24.9 million, or 10% of sales, for the three months ended June 30, 2024, from $19.5 million, or 8% of sales, in the same period a year ago. Expenses increased primarily due to added costs from the acquired businesses in our Water Treatment segment and increased variable pay.

Operating Income
Operating income increased $7.3 million, or 22%, to $39.8 million, or 16% of sales, for the three months ended June 30, 2024, from $32.5 million, or 13% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $1.3 million for the three months ended June 30, 2024 and $1.1 million the same period a year ago. Interest expense increased slightly due to an increase in outstanding borrowings in the current year as compared to a year ago as well as a slightly higher interest rate.

Other Income
Other income was $0.2 million for the three months ended June 30, 2024 compared to $0.3 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision
Our effective income tax rate was 25% for the three months ended June 30, 2024 and 26% for the three months ended July 2, 2023. The effective tax rate in the first quarter of both years was impacted by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is expected to be approximately 26-27%.

Liquidity and Capital Resources

Cash was $8.9 million at June 30, 2024, an increase of $1.7 million as compared with the $7.2 million available as of March 31, 2024.

Cash provided by operating activities was $17.6 million for the three months ended June 30, 2024, compared to cash provided by operating activities of $34.9 million in the same period a year ago. The year-over-year decrease in cash provided by operating activities in the first three months of the current year was primarily driven by unfavorable year-over-year changes in inventory and accounts payable, slightly offset by increased net income compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.

Cash used in investing activities was $35.8 million for the three months ended June 30, 2024, compared to $7.8 million in the same period a year ago. In the first three months of the current year, we incurred acquisition spending of $25.4 million, with the acquisitions of Intercoastal for $22.0 million and Wofford for $3.4 million. Capital expenditures were $10.6 million for the three months ended June 30, 2024, compared to $7.9 million in the same period a year ago. In the first quarter of fiscal 2025, we purchased a building in Texas for $2.5 million and had larger investments in equipment, resulting in larger overall capital expenditures compared to the prior year. In the prior year, we invested $5.1 million to complete an expansion of one of our Minnesota manufacturing facilities.

Cash provided by financing activities was $20.0 million for the three months ended June 30, 2024, compared to $27.6 million of cash used in financing activities in the same period a year ago. Included in financing activities in the first three months of the current year were net debt proceeds of $35.0 million, compared to net debt payments of $23.4 million in the first three months of the prior year. In addition, we repurchased $9.1 million of our common stock in the first three months of the current year, compared to no shares being repurchased in the same period of the prior year.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the three months ended June 30, 2024, we repurchased 105,541 shares of common stock with an aggregate purchase price of $9.1 million. During the three months ended July 2, 2023, no shares were repurchased. As of June 30, 2024, 831,946 shares remained available to be repurchased under the share repurchase program.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At June 30, 2024, the effective interest rate on our borrowings was 4.8%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of June 30, 2024, the unamortized balance of these costs was $0.2 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of June 30, 2024 and expect to remain in compliance with all covenants for the next 12 months.

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

We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. We do not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60 million, and it will terminate on May 1, 2027.

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

Critical Accounting Estimates
There were no material changes in our critical accounting estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million, and it will terminate on May 1, 2027. As of June 30, 2024, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.2 million.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock, initially approved on May 29, 2014 and subsequently amended from time to time. The repurchase plan has no expiration date. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
04/01/2024-04/28/2024	—	$—	—	937,487
04/29/2024-05/26/2024	—	—	—	937,487
05/27/2024-06/30/2024	105,541	—	105,541	831,946
Total	105,541		105,541

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2024.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 30, 2024 filed with the SEC on July 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at June 30, 2024 and March 31, 2024, (ii) the Condensed Consolidated Statements of Income for the three months ended June 30, 2024 and July 2, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2024 and July 2, 2023, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three months ended June 30, 2024 and July 2, 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and July 2, 2023, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: July 31, 2024