Form 10-Q
period 2024-09-29
HAWKINS INC
filed 2024-10-30
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 25, 2024
Common Stock, par value $.01 per share	20,910,745

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 29, 2024	March 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,526	$7,153
Trade accounts receivables, net	115,221	114,477
Inventories	81,565	74,600
Prepaid expenses and other current assets	5,563	6,596
Total current assets	209,875	202,826
PROPERTY, PLANT, AND EQUIPMENT:	402,104	386,648
Less accumulated depreciation	184,642	177,774
Net property, plant, and equipment	217,462	208,874
OTHER ASSETS:
Right-of-use assets	12,047	11,713
Goodwill	111,566	103,399
Intangible assets, net of accumulated amortization	123,886	116,626
Deferred compensation plan asset	11,698	9,584
Other	3,163	4,912
Total other assets	262,360	246,234
Total assets	$689,697	$657,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$50,956	$56,387
Accrued payroll and employee benefits	12,701	19,532
Income tax payable	2,284	1,943
Current portion of long-term debt	9,913	9,913
Environmental remediation	7,700	7,700
Other current liabilities	8,787	7,832
Total current liabilities	92,341	103,307
LONG-TERM DEBT, LESS CURRENT PORTION	93,862	88,818
LONG-TERM LEASE LIABILITY	9,687	9,530
PENSION WITHDRAWAL LIABILITY	3,348	3,538
DEFERRED INCOME TAXES	21,875	22,406
DEFERRED COMPENSATION LIABILITY	13,057	11,764
EARNOUT LIABILITY	11,919	11,235
OTHER LONG-TERM LIABILITIES	236	1,310
Total liabilities	246,325	251,908
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,766,764 and 20,790,261 shares issued and outstanding as of September 29, 2024 and March 31, 2024, respectively	208	208
Additional paid-in capital	31,060	38,154
Retained earnings	410,425	364,549
Accumulated other comprehensive income	1,679	3,115
Total shareholders’ equity	443,372	406,026
Total liabilities and shareholders’ equity	$689,697	$657,934
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Sales	$247,029	$236,526	$502,908	$487,646
Cost of sales	(186,807)	(182,640)	(378,031)	(381,769)
Gross profit	60,222	53,886	124,877	105,877
Selling, general and administrative expenses	(26,477)	(20,895)	(51,341)	(40,399)
Operating income	33,745	32,991	73,536	65,478
Interest expense, net	(1,427)	(717)	(2,690)	(1,865)
Other income (expense)	673	(289)	832	48
Income before income taxes	32,991	31,985	71,678	63,661
Income tax expense	(8,873)	(8,769)	(18,681)	(17,015)
Net income	$24,118	$23,216	$52,997	$46,646

Weighted average number of shares outstanding - basic	20,757,397	20,903,690	20,786,938	20,905,707
Weighted average number of shares outstanding - diluted	20,860,418	21,026,428	20,898,641	21,034,153

Basic earnings per share	$1.16	$1.11	$2.55	$2.23
Diluted earnings per share	$1.16	$1.10	$2.54	$2.22

Cash dividends declared per common share	$0.18	$0.16	$0.34	$0.31
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income	$24,118	$23,216	$52,997	$46,646
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(1,330)	306	(1,436)	1,055
Total comprehensive income	$22,788	$23,522	$51,561	$47,701
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2024	20,790,261	$208	$38,154	$364,549	$3,115	$406,026
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,358)	—	(3,358)
Share-based compensation expense	—	—	1,467	—	—	1,467
Vesting of restricted stock	83,658	1	(1)	—	—	—
Shares surrendered for payroll taxes	(34,047)	(1)	(2,540)	—	—	(2,541)
Shares repurchased	(105,541)	(1)	(9,148)	—	—	(9,149)
Other comprehensive income, net of tax	—	—	—	—	(106)	(106)
Net income	—	—	—	28,879	—	28,879
BALANCE — June 30, 2024	20,734,331	$207	$27,932	$390,070	$3,009	$421,218
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,763)	—	(3,763)
Share-based compensation expense	—	—	1,832	—	—	1,832
Vesting of restricted stock	10,647	—	—	—	—	—
ESPP shares issued	21,786	1	1,296	—	—	1,297
Other comprehensive income, net of tax	—	—	—	—	(1,330)	(1,330)
Net income	—	—	—	24,118	—	24,118
BALANCE — September 29, 2024	20,766,764	$208	$31,060	$410,425	$1,679	$443,372
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 2, 2023	20,850,454	$209	$44,443	$302,424	$2,940	$350,016
Cash dividends declared and paid ($0.15 per share)	—	—	—	(3,160)	—	(3,160)
Share-based compensation expense	—	—	959	—	—	959
Vesting of restricted stock	105,600	1	(1)	—	—	—
Shares surrendered for payroll taxes	(48,478)	(1)	(2,139)	—	—	(2,140)
ESPP shares issued	35,281	—	1,147	—	—	1,147
Other comprehensive income, net of tax	—	—	—	—	749	749
Net income	—	—	—	23,430	—	23,430
BALANCE — July 2, 2023	20,942,857	$209	$44,409	$322,694	$3,689	$371,001
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,375)	—	(3,375)
Share-based compensation expense	—	—	1,260	—	—	1,260
Vesting of restricted stock	12,565	—	—	—	—	—
Shares repurchased	(167,796)	(1)	(9,751)	—	—	(9,752)
Other comprehensive income, net of tax	—	—	—	—	306	306
Net income	—	—	—	23,216	—	23,216
BALANCE — October 1, 2023	20,787,626	$208	$35,918	$342,535	$3,995	$382,656
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	September 29, 2024	October 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,997	$46,646
Reconciliation to cash flows:
Depreciation and amortization	19,256	14,506
Change in fair value of earnout liability	684	—
Operating leases	1,607	1,115
Gain on deferred compensation assets	(833)	(48)
Stock compensation expense	3,299	2,219
Other	(32)	(34)
Changes in operating accounts providing (using) cash:
Trade receivables	616	4,909
Inventories	(6,403)	20,752
Accounts payable	(4,218)	6,421
Accrued liabilities	(7,285)	(7,149)
Lease liabilities	(1,624)	(1,127)
Income taxes	341	990
Other	811	3,430
Net cash provided by operating activities	59,216	92,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(21,286)	(16,922)
Acquisitions	(25,400)	(3,355)
Other	357	335
Net cash used in investing activities	(46,329)	(19,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(7,121)	(6,535)
New shares issued	1,297	1,147
Payroll taxes paid in exchange for shares withheld	(2,541)	(2,140)
Shares repurchased	(9,149)	(9,752)
Payments on revolving loan	(40,000)	(52,000)
Proceeds from revolving loan borrowings	45,000	—
Net cash used in financing activities	(12,514)	(69,280)
NET INCREASE IN CASH AND CASH EQUIVALENTS	373	3,408
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,153	7,566
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,526	$10,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$18,340	$16,025
Cash paid for interest	$2,923	$2,002
Noncash investing activities - capital expenditures in accounts payable	$1,094	$2,970
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended September 29, 2024 are not necessarily indicative of the results that may be expected for the full year.
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

Acquisition of Intercoastal Trading, Inc.: On June 3, 2024, we acquired substantially all the assets of Intercoastal Trading, Inc. and certain related entities ("Intercoastal") for $22.0 million under the terms of a purchase agreement with Intercoastal and its shareholders. Intercoastal distributes water treatment chemicals and equipment to its customers in Maryland, Delaware and Virginia. Of the $22.0 million purchase price, $10.7 million was allocated to customer relationships, to be amortized over 15 years, $0.3 million to trade names, to be amortized over two years, $0.1 million to non-compete agreements, to be amortized over one year, $7.1 million to goodwill, and the remaining amount to net working capital and property, plant and equipment. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is not yet complete due to the timing of the acquisition. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the three and six months ended September 29, 2024 and October 1, 2023:

	Three months ended September 29, 2024
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$113,529	$74,935	$6,110	$194,574
Distributed specialty products (2)	—	—	26,292	26,292
Bulk products (3)	9,753	13,238	—	22,991
Other	1,246	1,763	163	3,172
Total external customer sales	$124,528	$89,936	$32,565	$247,029

	Three months ended October 1, 2023
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$90,964	$83,890	$10,858	$185,712
Distributed specialty products (2)	—	—	26,113	26,113
Bulk products (3)	8,560	13,149	—	21,709
Other	1,401	1,496	95	2,992
Total external customer sales	$100,925	$98,535	$37,066	$236,526

	Six months ended September 29, 2024
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$218,535	$162,718	$11,793	$393,046
Distributed specialty products (2)	—	—	55,938	55,938
Bulk products (3)	20,672	26,668	—	47,340
Other	2,497	3,752	335	6,584
Total external customer sales	$241,704	$193,138	$68,066	$502,908

	Six months ended October 1, 2023
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$175,749	$186,565	$21,099	$383,413
Distributed specialty products (2)	—	—	52,267	52,267
Bulk products (3)	16,081	28,359	—	44,440
Other	2,746	4,484	296	7,526
Total external customer sales	$194,576	$219,408	$73,662	$487,646

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
Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	September 29, 2024	October 01, 2023	September 29, 2024	October 01, 2023
Weighted-average common shares outstanding—basic	20,757,397	20,903,690	20,786,938	20,905,707
Dilutive impact of performance units and restricted stock	103,021	122,738	111,703	128,446
Weighted-average common shares outstanding—diluted	20,860,418	21,026,428	20,898,641	21,034,153
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

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of September 29, 2024 and March 31, 2024.

 0

(In thousands)		September 29, 2024	March 31, 2024
Assets
Deferred compensation plan assets	Level 1	$12,115	$10,042
Interest rate swap	Level 2	$2,301	$4,268
Liabilities
Earnout liability	Level 3	$11,919	$11,235

Changes in the earnout liability measured at fair value using Level 3 inputs were as follows:
(In thousands)
Earnout liability at March 31, 2024			$11,235
Addition for acquisition			$—
Fair value adjustments			$684
Earnout liability at September 29, 2024			$11,919

Note 6 – Inventories
Inventories at September 29, 2024 and March 31, 2024 consisted of the following:

	September 29, 2024	March 31, 2024
(In thousands)
Inventory (FIFO basis)	$106,430	$99,058
LIFO reserve	(24,865)	(24,458)
Net inventory	$81,565	$74,600
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $79.3 million at September 29, 2024 and $76.2 million at March 31, 2024. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $111.6 million as of September 29, 2024 and $103.4 million as of March 31, 2024, of which $60.1 million was related to our Water Treatment segment, $44.9 million was related to our Health and Nutrition segment, and $6.5 million was related to our Industrial segment. The increase in goodwill during the six months ended September 29, 2024 represents goodwill recorded in connection with the acquisitions of the assets of Intercoastal and Wofford as discussed in Note 2.
The following is a summary of our identifiable intangible assets as of September 29, 2024 and March 31, 2024:

	September 29, 2024			March 31, 2024
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$166,564	$(51,431)	$115,133	$153,694	$(46,146)	$107,548
Trademarks and trade names	$13,870	$(6,579)	$7,291	$13,570	$(5,968)	$7,602
Other finite-life intangible assets	4,310	(4,075)	235	4,221	(3,972)	249
Total finite-life intangible assets	184,744	(62,085)	122,659	171,485	(56,086)	115,399
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$185,971	$(62,085)	$123,886	$172,712	$(56,086)	$116,626

Note 8 – Debt
Debt at September 29, 2024 and March 31, 2024 consisted of the following:

	September 29, 2024	March 31, 2024

(In thousands)
Senior secured revolving loan	$104,000	$99,000
Less: unamortized debt issuance costs	(225)	(269)
Total debt, net of debt issuance costs	103,775	98,731
Less: current portion of long-term debt	(9,913)	(9,913)
Total long-term debt	$93,862	$88,818
We were in compliance with all covenants of our credit agreement as of September 29, 2024.

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 28, 2021 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was 26% for the six months ended September 29, 2024, compared to 27% for the six months ended October 1, 2023. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

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

The following table represents the restricted stock activity for the six months ended September 29, 2024:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	145,477	$40.33
Granted	75,428	76.60
Vested	(83,658)	38.31
Unvested at end of period	137,247	$61.49
We recorded compensation expense related to performance share units and restricted stock of $1.5 million and $2.6 million for the three and six months ended September 29, 2024, respectively. We recorded compensation expense related to performance share units and restricted stock of $1.0 million and $1.6 million for the three and six months ended October 1, 2023, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of September 29, 2024, there were 6,734 shares of restricted stock with an average grant date fair value of $103.90 outstanding under this program. Compensation expense for the three and six months ended September 29, 2024 related to restricted stock awards to the Board was $0.2 million and $0.3 million, respectively. Compensation expense for the three and six months ended October 1, 2023 related to restricted stock awards to the Board was $0.1 million and $0.2 million, respectively.

Note 11 – Share Repurchase Program
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended September 29, 2024, no shares were repurchased, and during the six months ended September 29, 2024, we repurchased 105,541 shares at an aggregate purchase price of $9.1 million. During the three and six months ended October 1, 2023, we repurchased 167,796 shares at an aggregate purchase price of $9.8 million. As of September 29, 2024, 831,946 shares remained available to be repurchased under the share repurchase program.
Note 12 – Commitments and Contingencies
Environmental Remediation. In the fourth quarter of fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, MN facility during our expansion project. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expense related to the remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact. No expenses were charged against this liability during the three and six months ended September 29, 2024.
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

(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Three months ended September 29, 2024:
Sales	$124,528	$89,936	$32,565	$247,029
Gross profit	35,590	18,268	6,364	60,222
Selling, general, and administrative expenses	15,512	6,952	4,013	26,477
Operating income	20,078	11,316	2,351	33,745
Three months ended October 1, 2023:
Sales	$100,925	$98,535	$37,066	$236,526
Gross profit	29,308	17,844	6,734	53,886
Selling, general, and administrative expenses	10,145	6,806	3,944	20,895
Operating income	19,163	11,038	2,790	32,991
Six months ended September 29, 2024:
Sales	$241,704	$193,138	$68,066	$502,908
Gross profit	70,545	40,144	14,188	124,877
Selling, general and administrative expenses	29,678	13,591	8,072	51,341
Operating income	40,867	26,553	6,116	73,536
Six months ended October 1, 2023:
Sales	$194,576	$219,408	$73,662	$487,646
Gross profit	55,716	37,150	13,011	105,877
Selling, general and administrative expenses	19,271	13,381	7,747	40,399
Operating income	36,445	23,769	5,264	65,478
No significant changes to identifiable assets by segment occurred during the six months ended September 29, 2024.

Note 14 – Subsequent Events

On October 30, 2024, we acquired substantially all the assets of Waterguard, Inc. ("Water Guard") for $18 million, under the terms of an asset purchase agreement with Water Guard and its shareholders. Water Guard is a distributor of water treatment chemicals and equipment serving customers primarily throughout North Carolina. The results of operations and the assets, including goodwill associated with this acquisition, if any, will be included as part of our Water Treatment segment from the date of acquisition forward. The purchase accounting for this acquisition has not yet been completed.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the six months ended September 29, 2024 as compared to the similar period ended October 1, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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

Share Repurchase Program
We have in place a share repurchase program for up to 2.6 million shares of our common shares. As of September 29, 2024, 831,946 shares remain available to be repurchased under this program.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Six Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(75.6)%	(77.2)%	(75.2)%	(78.3)%
Gross profit	24.4%	22.8%	24.8%	21.7%
Selling, general and administrative expenses	(10.7)%	(8.8)%	(10.2)%	(8.3)%
Operating income	13.7%	14.0%	14.6%	13.4%
Interest expense, net	(0.6)%	(0.3)%	(0.5)%	(0.4)%
Other (expense) income	0.3%	(0.1)%	0.2%	—%
Income before income taxes	13.4%	13.6%	14.3%	13.0%
Income tax expense	(3.6)%	(3.7)%	(3.7)%	(3.5)%
Net income	9.8%	9.9%	10.6%	9.5%

Three Months Ended September 29, 2024 Compared to Three Months Ended October 1, 2023

Sales
Sales were $247.0 million for the three months ended September 29, 2024, an increase of $10.5 million, or 4%, from sales of $236.5 million in the same period a year ago. Increased sales in our Water Treatment segment more than offset sales softness in our Industrial and Health and Nutrition segments.

Water Treatment Segment. Water Treatment segment sales increased $23.6 million, or 23%, to $124.5 million for the three months ended September 29, 2024, from sales of $100.9 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 8% of sales dollars for both the three months ended September 29, 2024 and in the same period a year ago. Sales increased as a result of added sales from acquired businesses.

Industrial Segment. Industrial segment sales decreased $8.6 million or 9%, to $89.9 million for the three months ended September 29, 2024, from sales of $98.5 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 15% of sales dollars in the three months ended September 29, 2024 and 13% in the same period a year ago. Although overall volumes increased slightly year over year, sales decreased as a result of lower selling prices on certain products, driven by lower raw material costs and competitive pricing actions.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $4.5 million, or 12%, to $32.6 million for the three months ended September 29, 2024, from sales of $37.1 million in the same period a year ago. Sales decreased due to lower sales of our manufactured products driven by reduced volumes and selling prices due to decreased demand for certain of our products.

Gross Profit
Gross profit increased $6.3 million, or 12%, to $60.2 million, or 24% of sales, for the three months ended September 29, 2024, from $53.9 million, or 23% of sales, in the same period a year ago. During the three months ended September 29, 2024, the
LIFO reserve was unchanged, having no impact on gross profit. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $3.2 million.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $6.3 million, or 22%, to $35.6 million, or 29% of sales, for the three months ended September 29, 2024, from $29.3 million, or 29% of sales, in the same period a year ago. During the three months ended September 29, 2024, the LIFO reserve was unchanged, having no impact on gross profit. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $0.6 million. Gross profit increased as a result of increased sales from our acquired businesses.

Industrial Segment. Gross profit for the Industrial segment increased $0.5 million, or 3%, to $18.3 million, or 20% of sales, for the three months ended September 29, 2024, from $17.8 million, or 18% of sales, in the same period a year ago. During the three months ended September 29, 2024, the LIFO reserve was unchanged, having no impact on gross profit. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $2.6 million. Gross profit increased as a result of increased volumes of certain products and product mix changes.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment decreased $0.3 million, or 4%, to $6.4 million, or 20% of sales, for the three months ended September 29, 2024, from $6.7 million, or 18% of sales, in the same period a year ago. Gross profit decreased as a result of the decrease in sales.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $5.6 million, or 27%, to $26.5 million, or 11% of sales, for the three months ended September 29, 2024, from $20.9 million, or 9% of sales, in the same period a year ago. Expenses increased primarily due to $3.8 million in added costs from the acquired businesses in our Water Treatment segment, including amortization of intangibles of $1.5 million. In addition, a year-over-year increase of $1.0 million in compensation expense related to our non-qualified deferred compensation plan increased SG&A expenses, with the offset in other income.

Operating Income
Operating income increased $0.7 million, or 2%, to $33.7 million, or 14% of sales, for the three months ended September 29, 2024, from $33.0 million, or 14% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $1.4 million for the three months ended September 29, 2024 and $0.7 million the same period a year ago. Interest expense increased due to an increase in outstanding borrowings in the current year as compared to a year ago as well as a slightly higher interest rate.

Other Income (Expense)
Other income was $0.7 million for the three months ended September 29, 2024 compared to expense of $0.3 million in the same period a year ago. The current year income represents gains recorded on investments held for our non-qualified deferred compensation plan, while the prior year expense represented losses recorded on those investments. The amounts recorded as a gain were offset by similar amounts recorded as an increase or decrease to compensation expense within SG&A expenses.

Income Tax Provision
Our effective income tax rate was 27% for both the three months ended September 29, 2024 and the three months ended October 1, 2023. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is expected to be approximately 26-27%.

Six Months Ended September 29, 2024 Compared to Six Months Ended October 1, 2023

Sales
Sales were $502.9 million for the six months ended September 29, 2024, an increase of $15.3 million, or 3%, from sales of $487.6 million in the same period a year ago. Increased sales in our Water Treatment segment more than offset sales softness in our Industrial and Health and Nutrition segments.

Water Treatment Segment. Water Treatment segment sales increased $47.1 million, or 24%, to $241.7 million for the six months ended September 29, 2024, from sales of $194.6 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in the six months ended September 29, 2024 and 8% in the same period a year ago. Sales increased as a result of added sales from acquired businesses.

Industrial Segment. Industrial segment sales decreased $26.3 million or 12%, to $193.1 million for the six months ended September 29, 2024, from sales of $219.4 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 14% of sales dollars in the six months ended September 29, 2024 and 13% in the same period of the prior year. Although overall volumes increased slightly year over year, sales decreased as a result of lower selling prices on certain of our products, driven by lower raw material costs and competitive pricing pressures.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $5.6 million, or 8%, to $68.1 million for the six months ended September 29, 2024, from sales of $73.7 million in the same period a year ago. Sales decreased due to lower sales of our manufactured products, driven by reduced volumes and selling prices due to decreased demand for certain of our products, offset somewhat by increased sales of our distributed products.

Gross Profit
Gross profit increased $19.0 million, or 18%, to $124.9 million, or 25% of sales, for the six months ended September 29, 2024, from $105.9 million, or 22% of sales, in the same period a year ago. During the six months ended September 29, 2024, the LIFO reserve increased, and gross profit decreased, by $0.4 million due primarily to an increase in our forecasted year-end quantities. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $3.4 million.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $14.8 million, or 27%, to $70.5 million, or 29% of sales, for the six months ended September 29, 2024, from $55.7 million, or 29% of sales, in the same period a year ago. During the six months ended September 29, 2024, the LIFO reserve increased, and gross profit decreased, by $0.2 million. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $0.5 million. Gross profit increased primarily as a result of increased sales from our acquired businesses.

Industrial Segment. Gross profit for the Industrial segment increased $2.9 million, or 8% to $40.1 million, or 21% of sales, for the six months ended September 29, 2024, and $37.2 million, or 17% of sales, in the same period a year ago. During the six months ended September 29, 2024, the LIFO reserve increased, and gross profit decreased, by $0.2 million. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $3.0 million. Gross profit increased as a result of increased volumes of certain products and product mix changes.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $1.2 million, or 9%, to $14.2 million, or 21% of sales, for the six months ended September 29, 2024, from $13.0 million, or 18% of sales, in the same period a year ago. Gross profit increased as a result of product mix changes.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $10.9 million, or 27%, to $51.3 million, or 10% of sales, for the six months ended September 29, 2024, from $40.4 million, or 8% of sales, in the same period a year ago. Expenses increased primarily due to the $7.2 million in added costs from the acquired businesses in our Water treatment segment, including amortization of intangibles of $2.7 million. In addition, a year-over-year increase of $0.8 million in compensation expense related to our non-qualified deferred compensation plan increased SG&A expenses, with the offset in Other Income. Variable pay increased $0.7 million driven by our increased stock price. Wages and other variable expenses increased primarily as a result of business growth.

Operating Income
Operating income increased $8.0 million, or 12%, to $73.5 million, or 15% of sales, for the six months ended September 29, 2024, from $65.5 million, or 13% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $2.7 million for the six months ended September 29, 2024 and $1.9 million the same period a year ago. Interest expense increased due to an increase in outstanding borrowings in the current year as compared to a year ago as well as a higher interest rate.

Other Income (Expense)
Other income was $0.7 million for the six months ended September 29, 2024 compared to a nominal amount in the same period a year ago. The current year income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision
Our effective income tax rate was 26% for the six months ended September 29, 2024 and 27% the six months ended October 1, 2023. The effective tax rate in the first six months of the current year was impacted by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26-27%.

Liquidity and Capital Resources

Cash was $7.5 million at September 29, 2024, an increase of $0.3 million as compared with the $7.2 million available as of March 31, 2024.

Cash provided by operating activities was $59.2 million for the six months ended September 29, 2024, compared to cash provided by operating activities of $92.6 million in the same period a year ago. The year-over-year decrease in cash provided by operating activities in the first six months of the current year was primarily driven by unfavorable year-over-year changes in inventory and accounts payable, slightly offset by increased net income compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.

Cash used in investing activities was $46.3 million for the six months ended September 29, 2024, compared to $19.9 million in the same period a year ago. In the first six months of the current year, we incurred acquisition spending of $25.4 million, with the acquisitions of Intercoastal for $22.0 million and Wofford for $3.4 million. Capital expenditures were $21.3 million for the six months ended September 29, 2024, compared to $16.9 million in the same period a year ago. In the first six months of fiscal 2025, we purchased a building in Texas for $2.5 million and had more investments in equipment and containers, resulting in an increase in overall capital expenditures compared to the prior year. In the prior year, we invested $5.1 million to complete an expansion of one of our Minnesota manufacturing facilities.

Cash used in by financing activities was $12.5 million for the six months ended September 29, 2024, compared to $69.3 million of cash used in financing activities in the same period a year ago. Included in financing activities in the first six months of the current year were net debt proceeds of $5.0 million, compared to net debt payments of $52.0 million in the first six months of the prior year. In addition, we repurchased $9.1 million of our common stock in the first six months of the current year, compared to $9.8 million in the same period of the prior year.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the six months ended September 29, 2024, we repurchased 105,541 shares of common stock with an aggregate purchase price of $9.1 million. During the six months ended October 1, 2023,we repurchased 167,796 shares of common stock with an aggregate purchase price of $9.8 million. As of September 29, 2024, 831,946 shares remained available to be repurchased under the share repurchase program.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At September 29, 2024, the effective interest rate on our borrowings was 4.5%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of September 29, 2024, the unamortized balance of these costs was $0.2 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of September 29, 2024 and expect to remain in compliance with all covenants for the next 12 months.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million, and it will terminate on May 1, 2027. As of September 29, 2024, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.1 million.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 29, 2024. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock, initially approved on May 29, 2014 and subsequently amended from time to time. The repurchase plan has no expiration date. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended September 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
07/01/2024-07/28/2024	—	$—	—	831,946
07/29/2024-08/25/2024	—	—	—	831,946
08/26/2024-09/29/2024	—	—	—	831,946
Total	—		—

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 29, 2024.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
10.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of May 30, 2024, among the Company, U.S. Bank National Association, and certain financial institutions.	Filed Electronically
10.2	Amended and Restated Executive Severance Plan.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 29, 2024 filed with the SEC on October 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at September 29, 2024 and March 31, 2024, (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 29, 2024 and October 1, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 29, 2024 and October 1, 2023, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and six months ended September 29, 2024 and October 1, 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended September 29, 2024 and October 1, 2023, and (vi) Notes to Condensed Consolidated Financial Statements.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: October 30, 2024