Form 10-Q
period 2024-12-29
HAWKINS INC
filed 2025-01-29
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at January 24, 2025
Common Stock, par value $.01 per share	20,929,004

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 29, 2024	March 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,305	$7,153
Trade accounts receivables, net	111,521	114,477
Inventories	81,634	74,600
Prepaid expenses and other current assets	8,895	6,596
Total current assets	210,355	202,826
PROPERTY, PLANT, AND EQUIPMENT:	410,427	386,648
Less accumulated depreciation	189,984	177,774
Net property, plant, and equipment	220,443	208,874
OTHER ASSETS:
Right-of-use assets	13,096	11,713
Goodwill	116,738	103,399
Intangible assets, net of accumulated amortization	130,474	116,626
Deferred compensation plan asset	11,892	9,584
Other	4,242	4,912
Total other assets	276,442	246,234
Total assets	$707,240	$657,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$39,891	$56,387
Accrued payroll and employee benefits	18,371	19,532
Income tax payable	—	1,943
Current portion of long-term debt	9,913	9,913
Environmental remediation	7,700	7,700
Other current liabilities	8,379	7,832
Total current liabilities	84,254	103,307
LONG-TERM LIABILITIES:
Long-term debt, less current portion	103,884	88,818
Long-term lease liability	10,613	9,530
Pension withdrawal liability	3,252	3,538
Deferred income taxes	22,120	22,406
Deferred compensation liability	13,413	11,764
Earnout liability	12,262	11,235
Other long-term liabilities	461	1,310
Total long-term liabilities	166,005	148,601
Total liabilities	250,259	251,908
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,766,764 and 20,790,261 shares issued and outstanding as of December 29, 2024 and March 31, 2024, respectively	208	208
Additional paid-in capital	32,783	38,154
Retained earnings	421,682	364,549
Accumulated other comprehensive income	2,308	3,115
Total shareholders’ equity	456,981	406,026
Total liabilities and shareholders’ equity	$707,240	$657,934
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Sales	$226,205	$208,496	$729,113	$696,142
Cost of sales	(177,781)	(166,248)	(555,812)	(548,017)
Gross profit	48,424	42,248	173,301	148,125
Selling, general and administrative expenses	(27,361)	(23,774)	(78,702)	(64,173)
Operating income	21,063	18,474	94,599	83,952
Interest expense, net	(1,216)	(1,168)	(3,906)	(3,033)
Other income	436	853	1,268	901
Income before income taxes	20,283	18,159	91,961	81,820
Income tax expense	(5,262)	(3,274)	(23,943)	(20,289)
Net income	$15,021	$14,885	$68,018	$61,531

Weighted average number of shares outstanding - basic	20,766,764	20,781,632	20,780,213	20,864,349
Weighted average number of shares outstanding - diluted	20,875,387	20,907,321	20,902,456	21,004,077

Basic earnings per share	$0.72	$0.72	$3.27	$2.95
Diluted earnings per share	$0.72	$0.71	$3.25	$2.93

Cash dividends declared per common share	$0.18	$0.16	$0.52	$0.47
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net income	$15,021	$14,885	$68,018	$61,531
Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap	629	(1,299)	(807)	(244)
Total comprehensive income	$15,650	$13,586	$67,211	$61,287
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2024	20,790,261	$208	$38,154	$364,549	$3,115	$406,026
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,358)	—	(3,358)
Share-based compensation expense	—	—	1,467	—	—	1,467
Vesting of restricted stock	83,658	1	(1)	—	—	—
Shares surrendered for payroll taxes	(34,047)	(1)	(2,540)	—	—	(2,541)
Shares repurchased	(105,541)	(1)	(9,148)	—	—	(9,149)
Other comprehensive income, net of tax	—	—	—	—	(106)	(106)
Net income	—	—	—	28,879	—	28,879
BALANCE — June 30, 2024	20,734,331	$207	$27,932	$390,070	$3,009	$421,218
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,763)	—	(3,763)
Share-based compensation expense	—	—	1,832	—	—	1,832
Vesting of restricted stock	10,647	—	—	—	—	—
ESPP shares issued	21,786	1	1,296	—	—	1,297
Other comprehensive income, net of tax	—	—	—	—	(1,330)	(1,330)
Net income	—	—	—	24,118	—	24,118
BALANCE — September 29, 2024	20,766,764	$208	$31,060	$410,425	$1,679	$443,372
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,764)	—	(3,764)
Share-based compensation expense	—	—	1,723	—	—	1,723
Other comprehensive loss, net of tax	—	—	—	—	629	629
Net income	—	—	—	15,021	—	15,021
BALANCE — December 29, 2024	20,766,764	$208	$32,783	$421,682	$2,308	$456,981

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 2, 2023	20,850,454	$209	$44,443	$302,424	$2,940	$350,016
Cash dividends declared and paid ($0.15 per share)	—	—	—	(3,160)	—	(3,160)
Share-based compensation expense	—	—	959	—	—	959
Vesting of restricted stock	105,600	1	(1)	—	—	—
Shares surrendered for payroll taxes	(48,478)	(1)	(2,139)	—	—	(2,140)
ESPP shares issued	35,281	—	1,147	—	—	1,147
Other comprehensive income, net of tax	—	—	—	—	749	749
Net income	—	—	—	23,430	—	23,430
BALANCE — July 2, 2023	20,942,857	$209	$44,409	$322,694	$3,689	$371,001
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,375)	—	(3,375)
Share-based compensation expense	—	—	1,260	—	—	1,260
Vesting of restricted stock	12,565	—	—	—	—	—
Shares repurchased	(167,796)	(1)	(9,751)	—	—	(9,752)
Other comprehensive income, net of tax	—	—	—	—	306	306
Net income	—	—	—	23,216	—	23,216
BALANCE — October 1, 2023	20,787,626	$208	$35,918	$342,535	$3,995	$382,656
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,351)	—	(3,351)
Share-based compensation expense	—	—	1,287	—	—	1,287
ESPP shares issued	26,731	—	1,096	—	—	1,096
Shares repurchased	(24,065)	—	(1,520)	—	—	(1,520)
Other comprehensive income, net of tax	—	—	—	—	(1,299)	(1,299)
Net income	—	—	—	14,885	$—	14,885
BALANCE — December 31, 2023	20,790,292	$208	$36,781	$354,069	$2,696	$393,754
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	December 29, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,018	$61,531
Reconciliation to cash flows:
Depreciation and amortization	29,368	22,849
Change in fair value of earnout liability	1,027	—
Operating leases	2,557	1,884
Gain on deferred compensation assets	(1,268)	(901)
Stock compensation expense	5,022	3,506
Other	(4)	70
Changes in operating accounts providing (using) cash:
Trade receivables	6,157	22,500
Inventories	(5,682)	25,665
Accounts payable	(16,026)	(14,334)
Accrued liabilities	(1,698)	(610)
Lease liabilities	(2,565)	(1,804)
Income taxes	(2,636)	(1,824)
Other	(2,018)	(922)
Net cash provided by operating activities	80,252	117,610
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(30,008)	(28,248)
Acquisitions	(43,400)	(78,855)
Other	586	723
Net cash used in investing activities	(72,822)	(106,380)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(10,885)	(9,886)
New shares issued	1,297	2,243
Payroll taxes paid in exchange for shares withheld	(2,541)	(2,140)
Shares repurchased	(9,149)	(11,272)
Payments on revolving loan	(50,000)	(67,000)
Proceeds from revolving loan borrowings	65,000	75,000
Net cash used in financing activities	(6,278)	(13,055)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,152	(1,825)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,153	7,566
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,305	$5,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$26,566	$22,125
Cash paid for interest	$4,208	$3,252
Noncash investing activities - capital expenditures in accounts payable	$1,152	$2,887
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended December 29, 2024 are not necessarily indicative of the results that may be expected for the full year.
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

Note 2 — Acquisitions

Acquisition of Waterguard, Inc.: On October 30, 2024, we acquired substantially all the assets of Waterguard, Inc. ("Water Guard") for $18.0 million under the terms of a purchase agreement with Water Guard and its shareholders. Water Guard distributes water treatment chemicals and equipment to its customers primarily throughout North Carolina. Of the $18.0 million purchase price, $9.3 million was allocated to customer relationships, to be amortized over 15 years, $5.1 million was allocated to goodwill, $1.2 million was allocated to property, plant and equipment, and the remaining amount was allocated to net working capital. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is not yet complete due to the timing of the acquisition. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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

Acquisition of Intercoastal Trading, Inc.: On June 3, 2024, we acquired substantially all the assets of Intercoastal Trading, Inc. and certain related entities ("Intercoastal") for $22.0 million under the terms of a purchase agreement with Intercoastal and its shareholders. Intercoastal distributes water treatment chemicals and equipment to its customers in Maryland, Delaware and Virginia. Of the $22.0 million purchase price, $10.7 million was allocated to customer relationships, to be amortized over 15 years, $0.3 million to trade names, to be amortized over two years, $0.1 million to non-compete agreements, to be amortized over one year, $7.2 million to goodwill, $2.4 million was allocated to property, plant and equipment, and the remaining amount to net working capital. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. Types of products sold within each operating segment help us to further evaluate the financial performance of our segments. The following tables disaggregate external customer net sales by major revenue stream for the three and nine months ended December 29, 2024 and December 31, 2023:

	Three months ended December 29, 2024
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$89,367	$76,306	$9,240	$174,913
Distributed specialty products (2)	—	—	25,018	25,018
Bulk products (3)	9,136	14,075	—	23,211
Other	1,249	1,616	198	3,063
Total external customer sales	$99,752	$91,997	$34,456	$226,205

	Three months ended December 31, 2023
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$73,406	$78,313	$7,857	$159,576
Distributed specialty products (2)	—	—	25,678	25,678
Bulk products (3)	7,629	12,921	—	20,550
Other	984	1,756	(48)	2,692
Total external customer sales	$82,019	$92,990	$33,487	$208,496

	Nine months ended December 29, 2024
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$307,902	$239,024	$21,033	$567,959
Distributed specialty products (2)	—	—	80,956	80,956
Bulk products (3)	29,808	40,743	—	70,551
Other	3,746	5,368	533	9,647
Total external customer sales	$341,456	$285,135	$102,522	$729,113

	Nine months ended December 31, 2023
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$249,155	$264,878	$28,956	$542,989
Distributed specialty products (2)	—	—	77,945	77,945
Bulk products (3)	23,710	41,280	—	64,990
Other	3,730	6,240	248	10,218
Total external customer sales	$276,595	$312,398	$107,149	$696,142

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
Basic and diluted EPS were calculated using the following:

	Three Months Ended		Nine Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Weighted-average common shares outstanding—basic	20,766,764	20,781,632	20,780,213	20,864,349
Dilutive impact of performance units and restricted stock	108,623	125,689	122,243	139,728
Weighted-average common shares outstanding—diluted	20,875,387	20,907,321	20,902,456	21,004,077
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

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of December 29, 2024 and March 31, 2024.

 0

(In thousands)		December 29, 2024	March 31, 2024
Assets
Deferred compensation plan assets	Level 1	$12,528	$10,042
Interest rate swap	Level 2	$3,162	$4,268
Liabilities
Earnout liability	Level 3	$12,262	$11,235

Changes in the earnout liability measured at fair value using Level 3 inputs were as follows:
(In thousands)
Earnout liability at March 31, 2024			$11,235
Fair value adjustments			$1,027
Earnout liability at December 29, 2024			$12,262

Note 6 – Inventories
Inventories at December 29, 2024 and March 31, 2024 consisted of the following:

	December 29, 2024	March 31, 2024
(In thousands)
Inventory (FIFO basis)	$105,749	$99,058
LIFO reserve	(24,115)	(24,458)
Net inventory	$81,634	$74,600
The first in, first out (“FIFO”) value of inventories accounted for under the last in, first out (“LIFO”) method was $74.1 million at December 29, 2024 and $76.2 million at March 31, 2024. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 – Goodwill and Intangible Assets
The carrying amount of goodwill was $116.7 million as of December 29, 2024 and $103.4 million as of March 31, 2024, of which $65.3 million was related to our Water Treatment segment, $44.9 million was related to our Health and Nutrition segment, and $6.5 million was related to our Industrial segment. The increase in goodwill during the nine months ended December 29, 2024 represents goodwill recorded in connection with the acquisitions of the assets of Intercoastal, Wofford, and Waterguard as discussed in Note 2.
The following is a summary of our identifiable intangible assets as of December 29, 2024 and March 31, 2024:

	December 29, 2024			March 31, 2024
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$175,864	$(54,236)	$121,628	$153,694	$(46,146)	$107,548
Trademarks and trade names	$14,370	$(6,938)	$7,432	$13,570	$(5,968)	$7,602
Other finite-life intangible assets	4,310	(4,123)	187	4,221	(3,972)	249
Total finite-life intangible assets	194,544	(65,297)	129,247	171,485	(56,086)	115,399
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$195,771	$(65,297)	$130,474	$172,712	$(56,086)	$116,626

Note 8 – Debt
Debt at December 29, 2024 and March 31, 2024 consisted of the following:

	December 29, 2024	March 31, 2024

(In thousands)
Senior secured revolving loan	$114,000	$99,000
Less: unamortized debt issuance costs	(203)	(269)
Total debt, net of debt issuance costs	113,797	98,731
Less: current portion of long-term debt	(9,913)	(9,913)
Total long-term debt	$103,884	$88,818
We were in compliance with all covenants of our credit agreement as of December 29, 2024.

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended March 28, 2021 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was 26% for the nine months ended December 29, 2024, compared to 25% for the nine months ended December 31, 2023. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

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

The following table represents the restricted stock activity for the nine months ended December 29, 2024:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	145,477	$40.33
Granted	75,428	76.60
Vested	(83,658)	38.31
Unvested at end of period	137,247	$61.49
We recorded compensation expense related to performance share units and restricted stock of $1.3 million and $3.9 million for the three and nine months ended December 29, 2024, respectively. We recorded compensation expense related to performance share units and restricted stock of $1.0 million and $2.7 million for the three and nine months ended December 31, 2023, respectively. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of December 29, 2024, there were 6,734 shares of restricted stock with an average grant date fair value of $103.90 outstanding under this program. Compensation expense for the three and nine months ended December 29, 2024 related to restricted stock awards to the Board was $0.2 million and $0.5 million, respectively. Compensation expense for the three and nine months ended December 31, 2023 related to restricted stock awards to the Board was $0.1 million and $0.4 million, respectively.

Note 11 – Share Repurchase Program
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended December 29, 2024, no shares were repurchased, and during the nine months ended December 29, 2024, we repurchased 105,541 shares at an aggregate purchase price of $9.1 million. During the three months ended December 31, 2023, we repurchased 24,065 shares at an aggregate purchase price of $1.5 million, and during the nine months ended December 31, 2023, we repurchased 191,861 shares at an aggregate purchase price of $11.3 million. As of December 29, 2024, 831,946 shares remained available to be repurchased under the share repurchase program.
Note 12 – Commitments and Contingencies
Environmental Remediation. In the fourth quarter of fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, MN facility during our expansion project. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expense related to the remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact. No expenses were charged against this liability during the three and nine months ended December 29, 2024.

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

(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Three months ended December 29, 2024:
Sales	$99,752	$91,997	$34,456	$226,205
Gross profit	26,027	15,180	7,217	48,424
Selling, general, and administrative expenses	16,054	7,058	4,249	27,361
Operating income	9,973	8,122	2,968	21,063
Three months ended December 31, 2023:
Sales	$82,019	$92,990	$33,487	$208,496
Gross profit	20,241	16,495	5,512	42,248
Selling, general, and administrative expenses	12,470	7,292	4,012	23,774
Operating income	7,771	9,203	1,500	18,474
Nine months ended December 29, 2024:
Sales	$341,456	$285,135	$102,522	$729,113
Gross profit	96,572	55,324	21,405	173,301
Selling, general and administrative expenses	45,732	20,649	12,321	78,702
Operating income	50,840	34,675	9,084	94,599
Nine months ended December 31, 2023:
Sales	$276,595	$312,398	$107,149	$696,142
Gross profit	75,957	53,645	18,523	148,125
Selling, general and administrative expenses	31,741	20,673	11,759	64,173
Operating income	44,216	32,972	6,764	83,952
No significant changes to identifiable assets by segment occurred during the nine months ended December 29, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the nine months ended December 29, 2024 as compared to the similar period ended December 31, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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

Business Acquisitions
We completed the following acquisitions in fiscal 2024 and fiscal 2025.The results of operations since the date of each acquisition and the assets, including goodwill associated with these acquisitions, are included in our Water Treatment segment.

•On October 30, 2024, we acquired substantially all the assets of Water Guard for $18.0 million. Water Guard distributes water treatment chemicals and equipment to its customers primarily throughout North Carolina.
•On June 28, 2024, we acquired substantially all the assets of Wofford for $3.4 million. Wofford distributed water treatment chemicals and equipment to customers mainly in Mississippi.

•On June 3, 2024, we acquired substantially all the assets of Intercoastal for $22.0 million. Intercoastal distributes water treatment chemicals and equipment to its customers in Maryland, Delaware and Virginia.
•In the fourth quarter of fiscal 2024, we acquired substantially all the assets of Industrial Research for $4.6 million. Industrial Research was a distributor of water treatment chemicals and equipment for its customers in central to northern Louisiana, eastern Texas and southern Arkansas.
•In the third quarter of fiscal 2024, we acquired substantially all the assets of Miami Products for $15.5 million. Miami Products is a bleach manufacturer and distributor serving customers primarily throughout Ohio and the surrounding region.
•In the third quarter of fiscal 2024, we acquired substantially all the assets of Water Solutions for $60 million and an additional amount to be paid after three years based on achieving certain targets. The total purchase price was estimated to be $70.7 million, including the estimated potential earnout to be paid of $10.7 million. Water Solutions is a manufacturer and distributor of water treatment chemicals serving customers primarily throughout Indiana, Illinois and Michigan.
•In the second quarter of fiscal 2024, we acquired substantially all the assets of EcoTech for $3.4 million. EcoTech was a manufacturer and distributor of water treatment chemicals serving customers throughout Arkansas and surrounding states.
The aggregate annual revenue of these seven businesses acquired in fiscal 2024 and fiscal 2025 totaled approximately $105 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

Share Repurchase Program
We have in place a share repurchase program for up to 2.6 million shares of our common shares. As of December 29, 2024, 831,946 shares remained available to be repurchased under this program.

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

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Nine Months Ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(78.6)%	(79.7)%	(76.2)%	(78.7)%
Gross profit	21.4%	20.3%	23.8%	21.3%
Selling, general and administrative expenses	(12.1)%	(11.4)%	(10.8)%	(9.2)%
Operating income	9.3%	8.9%	13.0%	12.1%
Interest expense, net	(0.5)%	(0.6)%	(0.5)%	(0.4)%
Other (expense) income	0.2%	0.4%	0.2%	0.1%
Income before income taxes	9.0%	8.7%	12.7%	11.8%
Income tax expense	(2.3)%	(1.6)%	(3.3)%	(2.9)%
Net income	6.7%	7.1%	9.4%	8.9%

Three Months Ended December 29, 2024 Compared to Three Months Ended December 31, 2023

Sales
Sales were $226.2 million for the three months ended December 29, 2024, an increase of $17.7 million, or 8%, from sales of $208.5 million in the same period a year ago. Sales in our Water Treatment segment increased 22%, sales in our Health and Nutrition segment increased 3%, while sales in our Industrial segment decreased slightly.

Water Treatment Segment. Water Treatment segment sales increased $17.8 million, or 22%, to $99.8 million for the three months ended December 29, 2024, from sales of $82.0 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars for both the current quarter and in the same period a year ago. Sales increased as a result of $12 million of added sales from acquired businesses as well as increased sales volumes in our legacy business.

Industrial Segment. Industrial segment sales decreased $1.0 million, or 1%, to $92.0 million for the three months ended December 29, 2024, from sales of $93.0 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 15% of sales dollars in the current quarter and 14% in the same period a year ago. Sales decreased as a result of lower selling prices on certain products, driven by lower raw material costs, product mix changes and competitive pricing pressures.

Health & Nutrition Segment. Health and Nutrition segment sales increased $1.0 million, or 3%, to $34.5 million for the three months ended December 29, 2024, from sales of $33.5 million in the same period a year ago. Sales increased due to increased sales volumes of our manufactured products.

Gross Profit
Gross profit increased $6.2 million, or 15%, to $48.4 million, or 21% of sales, for the three months ended December 29, 2024, from $42.2 million, or 20% of sales, in the same period a year ago. During the current quarter, the LIFO reserve decreased, and gross profit increased, by $0.8 million, primarily due to lower anticipated fiscal year-end prices on certain products. In the same period a year ago, the LIFO reserve decreased, and gross profit increased, by $2.5 million.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $5.8 million, or 29%, to $26.0 million, or 26% of sales, for the three months ended December 29, 2024, from $20.2 million, or 25% of sales, in the same period a year ago. During the current quarter, the LIFO reserve decreased, and gross profit increased, by $0.1 million. In the same period a year ago, the LIFO reserve decreased, and gross profit increased, by $0.4 million. Gross profit increased as a result of increased sales, including the increased sales from our acquired businesses.

Industrial Segment. Gross profit for the Industrial segment decreased $1.3 million, or 8%, to $15.2 million, or 17% of sales, for the three months ended December 29, 2024, from $16.5 million, or 18% of sales, in the same period a year ago. During the current quarter, the LIFO reserve decreased, and gross profit increased, by $0.6 million. In the same period a year ago, the LIFO reserve decreased, and gross profit increased, by $2.1 million. Gross profit decreased primarily as a result of product mix changes and the change in the LIFO reserve.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $1.7 million, or 31%, to $7.2 million, or 21% of sales, for the three months ended December 29, 2024, from $5.5 million, or 16% of sales, in the same period a year ago. Gross profit increased as a result of the increased sales.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $3.6 million, or 15%, to $27.4 million, or 12% of sales, for the three months ended December 29, 2024, from $23.8 million, or 11% of sales, in the same period a year ago. Expenses increased largely due to $1.9 million in added costs from the acquired businesses in our Water Treatment segment, including amortization of intangibles of $0.8 million, as well as other increased variable costs.

Operating Income
Operating income increased $2.6 million, or 14%, to $21.1 million, or 9% of sales, for the three months ended December 29, 2024, from $18.5 million, or 9% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $1.2 million for both the three months ended December 29, 2024 and the same period a year ago. Interest expense was flat year over year as an increase in outstanding borrowings in the current quarter, as compared to the same period a year ago, was offset by slightly lower interest rates.

Other Income
Other income was $0.4 million for the three months ended December 29, 2024 compared to $0.9 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision
Our effective income tax rate was 26% for the three months ended December 29, 2024 and 18% for the same period a year ago. The effective tax rate in the third quarter of both years was impacted by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is expected to be approximately 26 to 27%.

Nine Months Ended December 29, 2024 Compared to Nine Months Ended December 31, 2023

Sales
Sales were $729.1 million for the nine months ended December 29, 2024, an increase of $33.0 million, or 5%, from sales of $696.1 million in the same period a year ago. Increased sales in our Water Treatment segment more than offset decreased sales in our Industrial and Health and Nutrition segments.

Water Treatment Segment. Water Treatment segment sales increased $64.9 million, or 23%, to $341.5 million for the nine months ended December 29, 2024, from sales of $276.6 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in the current period and in the same period a year ago. Sales increased as a result of added sales from acquired businesses as well as increased sales volumes in our legacy business.

Industrial Segment. Industrial segment sales decreased $27.3 million or 9%, to $285.1 million for the nine months ended December 29, 2024, from sales of $312.4 million in the same period a year ago. Sales of bulk commodity products in the Industrial segment were approximately 14% of sales dollars in the current period and 13% in the same period of the prior year. Although overall volumes increased slightly year over year, sales decreased as a result of lower selling prices on certain of our products, driven by lower raw material costs, product mix changes and competitive pricing pressures.

Health & Nutrition Segment. Health and Nutrition segment sales decreased $4.6 million, or 4%, to $102.5 million for the nine months ended December 29, 2024, from sales of $107.1 million in the same period a year ago. Sales decreased due to lower sales of our manufactured products, driven by reduced volumes and selling prices due to decreased demand for certain of our products in the first two quarters of the year, offset somewhat by increased sales of our distributed products.

Gross Profit
Gross profit increased $25.2 million, or 17%, to $173.3 million, or 24% of sales, for the nine months ended December 29, 2024, from $148.1 million, or 21% of sales, in the same period a year ago. During the current period, the LIFO reserve decreased, and gross profit increased, by $0.3 million due primarily to lower anticipated fiscal year-end prices on certain products. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $6.0 million.

Water Treatment Segment. Gross profit for the Water Treatment segment increased $20.6 million, or 27%, to $96.6 million, or 28% of sales, for the nine months ended December 29, 2024, from $76.0 million, or 27% of sales, in the same period a year ago. During the current period, the LIFO reserve increased, and gross profit decreased, slightly. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $0.9 million. Gross profit increased primarily as a result of increased sales from our acquired businesses.

Industrial Segment. Gross profit for the Industrial segment increased $1.7 million, or 3% to $55.3 million, or 19% of sales, for the nine months ended December 29, 2024, from $53.6 million, or 17% of sales, in the same period a year ago. During the current period, the LIFO reserve decreased, and gross profit increased, by $0.4 million. In the same quarter a year ago, the LIFO reserve decreased, and gross profit increased, by $5.0 million. Gross profit increased as a result of net favorable product mix changes.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $2.9 million, or 16%, to $21.4 million, or 21% of sales, for the nine months ended December 29, 2024, from $18.5 million, or 17% of sales, in the same period a year ago. Gross profit increased as a result of product mix changes.

Selling, General and Administrative Expenses
SG&A expenses increased $14.5 million, or 23%, to $78.7 million, or 11% of sales, for the nine months ended December 29, 2024, from $64.2 million, or 9% of sales, in the same period a year ago. Expenses increased primarily due to $9.0 million in added costs from the acquired businesses in our Water Treatment segment, including amortization of intangibles of $3.4 million as well as other increased variable costs.

Operating Income
Operating income increased $10.6 million, or 13%, to $94.6 million, or 13% of sales, for the nine months ended December 29, 2024, from $84.0 million, or 12% of sales, in the same period a year ago due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $3.9 million for the nine months ended December 29, 2024 and $3.0 million the same period a year ago. Interest expense increased due to an increase in outstanding borrowings in the current year as compared to a year ago as well as slightly higher interest rates.

Other Income
Other income was $1.3 million for the nine months ended December 29, 2024 compared to $0.9 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.

Income Tax Provision
Our effective income tax rate was 26% for the nine months ended December 29, 2024 and 25% in the same period a year ago. The effective tax rate in the first nine months of the current year and the same period a year was impacted by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26 to 27%.

Liquidity and Capital Resources

Cash was $8.3 million at December 29, 2024, an increase of $1.1 million as compared with the $7.2 million available as of March 31, 2024.

Cash provided by operating activities was $80.3 million for the nine months ended December 29, 2024, compared to cash provided by operating activities of $117.6 million in the same period a year ago. The year-over-year decrease in cash provided by operating activities in the current period was primarily driven by unfavorable year-over-year changes in inventory and receivables, slightly offset by increased net income compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.

Cash used in investing activities was $72.8 million for the nine months ended December 29, 2024, compared to $106.4 million in the same period a year ago. In the current period, we incurred acquisition spending of $43.4 million, with the acquisitions of Water Guard for $18.0 million, Intercoastal for $22.0 million and Wofford for $3.4 million. Capital expenditures were $30.0 million for the current period, compared to $28.2 million in the same period a year ago. In the current period, we purchased a building in Texas for $2.5 million and had more investments in equipment and containers, resulting in an increase in overall capital expenditures compared to the prior year. In the prior year, we invested $5.1 million to complete an expansion of one of our Minnesota manufacturing facilities.

Cash used in financing activities was $6.3 million for the nine months ended December 29, 2024, compared to $13.1 million of cash used in financing activities in the same period a year ago. Included in financing activities in the current period were net debt borrowing of $15.0 million, compared to net debt borrowing of $8.0 million in the same period a year ago. In addition, we repurchased $9.1 million of our common stock in the current period, compared to $11.3 million in the same period of the prior year.

We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the nine months ended December 29, 2024, we repurchased 105,541 shares of common stock with an aggregate purchase price of $9.1 million. In the same period a year ago, we repurchased 191,861 shares of common stock with an aggregate purchase price of $11.3 million. As of December 29, 2024, 831,946 shares remained available to be repurchased under the share repurchase program.

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

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, which includes a credit spread adjustment of 0.10%, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 0.85% and 1.35%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.35%, depending on our leverage ratio. At December 29, 2024, the effective interest rate on our borrowings was 4.2%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of December 29, 2024, the unamortized balance of these costs was $0.2 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of December 29, 2024 and expect to remain in compliance with all covenants for the next 12 months.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million, and it will terminate on May 1, 2027. As of December 29, 2024, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.1 million.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 29, 2024. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock, initially approved on May 29, 2014 and subsequently amended from time to time. The repurchase plan has no expiration date. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended December 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
09/30/2024-10/27/2024	—	$—	—	831,946
10/28/2024-11/24/2024	—	—	—	831,946
11/25/2024-12/29/2024	—	—	—	831,946
Total	—		—

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 29, 2024.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 29, 2024 filed with the SEC on January 29, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at December 29, 2024 and March 31, 2024, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 29, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 29, 2024 and December 31, 2023, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and nine months ended December 29, 2024 and December 31, 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 29, 2024 and December 31, 2023, and (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information set forth in Part II, Item 5.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

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
Dated: January 29, 2025