Form 10-K
period 2025-03-30
HAWKINS INC
filed 2025-05-14
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	March 30, 2025
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-7647

HAWKINS, INC.
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0771293
(State of Incorporation)	(I.R.S. Employer Identification No.)
2381 Rosegate, Roseville, Minnesota	55113
(Address of Principal Executive Offices)	(Zip Code)
(612) 331-6910
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol:	Name of exchange on which registered:
Common Shares, par value $.01 per share	HWKN	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 27, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $2,519.6 million based upon the closing sale price for the Registrant’s common shares on that date as reported by The Nasdaq Stock Market LLC, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 9, 2025, the Registrant had 20,800,012 shares of common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the annual meeting of shareholders to be held July 30, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions may identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. Except as required by law, we disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” “the Company,” “our,” or “the Registrant” means Hawkins, Inc. References to "fiscal 2026" means our fiscal year ending March 29, 2026, “fiscal 2025” means our fiscal year ended March 30, 2025, “fiscal 2024” means our fiscal year ended March 31, 2024, and “fiscal 2023” means our fiscal year ended April 2, 2023.
ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 30, 2025

iii

PART I

ITEM 1. BUSINESS

We are a leading water treatment and specialty ingredients company that formulates, manufactures, distributes, and blends products for our Water Treatment, Industrial and Health and Nutrition customers. We believe that we create value for our customers through superb service and support, quality products, personalized applications and trustworthy, creative employees.

We conduct our business in three segments: Water Treatment, Industrial, and Health and Nutrition.

Water Treatment Segment.  Our Water Treatment Group specializes in providing chemicals, products, equipment, services and solutions for potable water, municipal and industrial wastewater, industrial process water, mainly non-residential swimming pool water and agricultural water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

The group utilizes delivery routes operated by our employees who typically serve as route driver, salesperson and trained technician to deliver our products and diagnose our customers’ water treatment needs. We believe that the high level of service provided by these individuals allows us to serve as the trusted water treatment expert for many of the municipalities and other customers that we serve. We also believe that there are significant synergies between our Water Treatment and Industrial Groups that allow us to obtain a competitive cost position on many of the chemicals sold by the Water Treatment Group due to the large volumes of these chemicals purchased by our Industrial Group. In addition, our Water Treatment and Industrial groups share certain resources, which leverage fixed costs across both groups.

The Water Treatment group operates out of 50 warehouses, primarily located in the eastern two-thirds of the United States, supplying products and services to customers in nearly all 50 states. We expect to continue to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities and pools.

Industrial Segment.  Our Industrial Group specializes in providing industrial chemicals, products and services to industries such as agriculture, chemical processing, electronics, energy, food, pharmaceutical and plating. This group’s principal products are acids, alkalis and food and pharmaceutical-grade salts and ingredients.

The Industrial Group:

•Manufactures sodium hypochlorite (bleach), certain food and pharmaceutical-grade products, including liquid phosphates, lactates and other blended products, and agricultural products;

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

The group’s sales are concentrated primarily in the central United States, while the group sells food and pharmaceutical products, as well as some agricultural products, nationally. The Industrial Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group conducts its business primarily through manufacturing locations and terminal operations. Agricultural sales within this group tend to be seasonal, with higher sales during the typical planting season of March through June given our concentration in the upper Midwest.

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

The Health and Nutrition Group relies on a specially trained sales staff that works directly with customers on their specific needs. The group’s extensive product portfolio, combined with value-added services, including product formulation, sourcing, distribution, processing and blending, positions this group as a one-stop ingredient solutions provider to its customers. The group also follows rigorous quality control and compliance processes to provide reliable, high-quality products to its customers. The group operates out of facilities in California and New York, and its products are sold nationally and, in certain cases, internationally.

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

Customer Concentration.  In fiscal 2025, none of our customers accounted for 10% or more of our total sales.

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

In addition, we operate a fleet of approximately 400 commercial vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the U.S. Department of Transportation (“DOT”). The DOT governs transportation matters, including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety.

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our agricultural, food, pharmaceutical and health and nutrition products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the Food and Drug Administration (the “FDA”), the Environmental Protection Agency, the United States Department of Agriculture and the Federal Trade Commission, and we are also subject to similar regulators in other countries. In particular, the FDA’s current good manufacturing practices (“GMPs”) describe policies and procedures designed to ensure that nutraceuticals, pharmaceuticals and dietary supplements are produced in a quality manner, do not contain contaminants or impurities, and are accurately labeled and cover the manufacturing, packaging, labeling and storing of products, with requirements for quality control, design and construction of manufacturing plants, testing of ingredients and final products, record keeping, and complaints processes.

Further information related to government regulation applicable to our business is included in this Annual Report on Form 10-K, in Part I, Item 1A - Risk Factors.

Human Capital. Our team is a key to our success and we are committed to creating a workplace that attracts top talent, develops leaders and drives performance on behalf of our customers and shareholders.

We strive to recruit the best people for the job regardless of race, color, nationality, gender, age, disability, sexual orientation or any other status protected by law. It is our policy to comply fully with all applicable laws relating to discrimination in the workplace and we are committed to advancing an inclusive, collaborative and respectful culture.

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

As of March 30, 2025, we had 1,035 employees across the United States, of which 1,031 were full-time employees. Approximately 45% of our employees were female or racially and ethnically diverse, and approximately 9% were covered by a collective bargaining agreement. Of the eight members of our Board of Directors, two are female, six are male, one is Asian American and seven are white.

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

Information about our Executive Officers

Our current executive officers, their ages and offices held, are set forth below:

Name	Age	Office
Patrick H. Hawkins	54	Chief Executive Officer and President
Jeffrey P. Oldenkamp	52	Executive Vice President, Chief Financial Officer and Treasurer
Richard G. Erstad	61	Vice President, General Counsel and Secretary
Drew M. Grahek	55	Vice President — Operations
Greg A. Jones	44	Vice President — Food and Health Sciences
Douglas A. Lange	55	Vice President — Water Treatment Group
David J. Mangine	67	Vice President — Industrial Solutions
Shirley A. Rozeboom	63	Vice President — Health and Nutrition

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

Greg A. Jones has been our Vice President - Food & Health Sciences since April 2025. Prior to attaining this position, Mr. Jones served as our as Vice President of Business since April 2024. Prior to joining Hawkins, Mr. Jones was a Global General Manager and Vice President for Kerry Taste & Nutrition, a global manufacturer of specialized food ingredients, from 2019-2024; and with Winpak, a global manufacturer of high barrier packaging and equipment, where he served as U.S. Director of Sales from 2017-2019 and U.S. Manager of sales from 2010-2017.

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

Our products provide important performance attributes to our customers’ products. If our products fail to meet the customers’ requirements or comply with applicable laws or regulations, perform in a manner inconsistent with the customers’ expectations, or have a shorter useful life than required, a customer could seek replacement of the product or damages for costs incurred as a result of the product failure. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers. Reductions in demand for our products could adversely affect our sales and financial results and result in facility closures.

Adverse publicity or negative public perception regarding particular ingredients or products could adversely affect the financial performance of those portions of our business.

Purchasing decisions made by consumers of products that contain our ingredients may be affected by adverse publicity or negative public perception regarding particular ingredients or products, such as fluoride, other chemicals used in food, or industries in general, such as the dietary supplement industry. This negative public perception may include publicity regarding the risks, efficacy, legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us, or negative statements made to the public. We are highly dependent upon consumers’ perception of the safety and quality of products that contain our ingredients as well as similar products distributed by other companies. Thus, the mere assertion that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to dietary supplements or food ingredients may also result in increased regulatory scrutiny of our industry. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We experience regular and recurring fluctuations in the pricing of our raw materials. Those fluctuations can be significant and occur rapidly. The cyclicality of commodity markets, such as the market for caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity. In addition, tariffs imposed by the United States or other countries could substantially impact the price or supply of raw materials. We cannot predict whether the markets for our raw materials will favorably impact or negatively impact the margins we can realize.

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

Demand for our products is affected by general economic conditions. A decline in general economic or business conditions in the industries served by our customers, whether caused by inflation, monetary policy, import or export restrictions or delays, tariffs, or otherwise, could have a material adverse effect on our businesses. Although we sell to areas traditionally considered non-cyclical, such as water treatment, food products and health and nutritional ingredients, many of our customers are in businesses that are cyclical in nature, such as the industrial manufacturing and energy industries which include the ethanol and agriculture industries. Downturns in these industries could adversely affect our sales and our financial results by affecting demand for and pricing of our products.

Our business is subject to hazards common to chemical businesses, any of which could interrupt our production and adversely affect our results of operations.

Our business is subject to hazards common to chemical manufacturing, blending, storage, handling and transportation, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, traffic accidents involving our delivery vehicles, derailments, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental contamination. In addition, the occurrence of material operating problems or the absence of personnel due to pandemics or other disasters at any of our facilities, due to any of these hazards, may make it impossible for us to make sales to our customers and may result in a negative public or political reaction. Many of our facilities are near significant residential populations, which increases the risk of negative public or political reaction should an environmental issue occur and could lead to adverse land use or other regulatory actions that could limit our ability to grow or operate our business in those locations. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

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

In the conduct of our operations, we have handled and do handle materials that are considered hazardous, toxic or volatile under federal, state and local laws. The potential for the accidental release of such products cannot be completely eliminated. In addition, we operate or own facilities located on or near real property that was formerly owned and operated by others. These properties may have been used in ways that involved hazardous materials. Contaminants may migrate from, within or through any such property, which may give rise to claims against us. Third parties who are responsible for contamination may not have funds, or may not make funds available when needed, to pay remediation costs imposed upon us jointly with them under environmental laws and regulations.

Our Water Treatment Group and our agricultural product sales within our Industrial Group are subject to seasonality and weather conditions, which could adversely affect our results of operations.

Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities and pools. Our agricultural product sales within our Industrial Group are also seasonal, primarily corresponding with the planting season. Demand in both of these areas is also affected by weather conditions, as either higher or lower than normal precipitation or temperatures may affect water usage and the timing and the amount of consumption of our products. We cannot assure you that seasonality or fluctuating weather conditions will not have a material adverse effect on our results of operations.

OPERATIONAL RISKS

Disruptions within our supply chain have negatively impacted, and could continue to negatively impact, our production, financial condition and results of operations.

We have been, and could continue to be, adversely affected by disruptions within our supply chain and transportation network. The raw materials we need are transported by truck, rail, barge or ship by third-party providers. The costs of transporting our products or necessary raw materials could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, extreme weather events, tariffs, charges placed on incoming vessels or railcars, rising fuel costs and capacity constraints. In recent years, unprecedented congestion in ocean shipping adversely impacted the reliability of our imported raw materials, and transport driver shortages have caused extended lead times for domestic shipments. In addition, rail shipments can be unreliable, with significant delays in service and increased costs. The impacts of high-profile derailments could further degrade service levels and cause railroads to increase costs. Significant delays or increased costs relating to transportation could materially affect our financial condition and results of operations.

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

Although we maintain a number of owned trucks and trailers, we rely heavily upon transportation provided by third parties (including common carriers, barge companies, rail companies and trans-ocean cargo companies) to deliver products to us and to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner, or at all, in certain circumstances, or at economically attractive rates. Disruptions in transportation are common, are often out of our control, and can happen suddenly and without warning. Rail limitations, such as limitations in rail capacity, availability of railcars, workforce shortages, threats of strikes, derailments, embargoes and adverse weather conditions have disrupted or delayed rail shipments in the past and could do so in the future. Barge shipments are delayed or impossible under certain circumstances, including during times of high or low water levels, when waterways are frozen and when locks and dams are inoperable. The availability and reliability of truck transportation have been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment, limitations on drivers’ hours of service and failures of critical infrastructure, such as bridges and rail lines. The volumes handled by, and operating challenges at, ocean ports have at times been volatile and can delay the receipt of goods or cause the cost of shipping goods to be more expensive. Our failure to ship or receive products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.

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

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States. With the expiration of the federal law that imposed site security requirements, various states have started to explore their own security requirements, which may not be uniform and compliance with such varied regulations may increase our overhead expenses. Federal regulations have also been adopted to increase the security of the transportation of hazardous chemicals in the United States. We ship and receive materials that are classified as hazardous and we believe we have met these requirements, but additional federal and local regulations that limit the distribution of hazardous materials are being considered. Bans on movement of hazardous materials through certain cities or via certain modes of transportation could adversely affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment and could change where and what products we provide.

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

Our businesses could experience substantial effects from tariffs or changes in international trade policies that could adversely affect our results of operations.

New or increased tariffs or other trade barriers imposed by governments, including the United States, could dramatically increase costs and delivery times within our supply chain. Certain of our business lines, such as our health and nutrition products, are dependent upon the import of key raw materials from a wide variety of international sources. In addition, many domestic suppliers rely on imported raw materials or parts for their production. Tariffs or other trade barriers could adversely affect our ability to source and import raw materials effectively, the cost of import and domestic products and our relative position compared to competitors that may not be adversely impacted to the same extent, whether due to exclusive domestic sources or alignment with favorable jurisdictions. Our domestic suppliers, who may not be directly impacted by tariffs or other trade barriers, may also opportunistically increase prices or experience shortages in supply as competitors seek switch to domestic suppliers. Additionally, uncertainty inspired by the threat of changes in international trade policy could delay or reduce demand for our products. We are unable to accurately predict the duration and extent to which tariffs may impact our businesses.

We may not be able to renew our leases of land where four of our operations facilities reside.

We lease the land where our three main terminals are located and where another significant manufacturing plant is located. These leases, including all renewal periods, have expiration dates from 2025 to 2044, one of which with an annual renewal period. The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. The fourth lease provides that we turn any property remaining on the land over to the lessor for them to maintain or remove at their expense. The cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

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

In addition, we operate a fleet of approximately 400 commercial vehicles, primarily in our Water Treatment Group, which are highly regulated, including by the DOT. The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hazardous materials, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could severely restrict or otherwise impact our operations, which could have a material adverse effect on our operations as a whole, including our results of operations and cash flows.

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

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of many of our products, but our food, pharmaceutical, pesticide and health and nutrition products in particular, are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the Food and Drug Administration (the “FDA”), the Environmental Protection Agency, the United States Department of Agriculture and the Federal Trade Commission, and we are also subject to similar regulators in other countries. Recently, various of these regulatory bodies have announced significant changes to regulations, including changes in enforcement activities, as well as statements about attempts to prohibit the use of certain chemicals in food and drinking water, such as fluoride. Failure to comply with these requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate our products. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, which may include one or more of the following:

•    stopping the sale of products,
•    reducing the markets or marketability of products,
•requirements for the reformulation of certain or all products to meet new standards,
•    the recall or discontinuance of certain or all products,
•    additional record-keeping requirements,
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
We are party to a second amended and restated credit agreement, as amended (the “Credit Agreement”), with U.S. Bank National Association ("U.S. Bank") and other lenders (collectively, the “Lenders”), which includes secured revolving credit facilities (the “Revolving Loan Facility”) totaling $400.0 million. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and a $25.0 million swingline subfacility. At March 30, 2025, we had $149 million outstanding under the Revolving Loan Facility.
We may make payments on the Revolving Loan Facility from time to time. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make payments on our credit facilities, we could be in default when the facilities become due in 2030. We are also required to comply with several financial covenants under the Credit Agreement. Our ability to comply with these financial covenants may be affected by events beyond our control, which could result in a default under the Credit Agreement; such default may have a material adverse effect on our business, financial condition, operating results or cash flows.
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

Our Chief Information Officer ("CIO") is responsible for implementing our cybersecurity strategy, developing policies and procedures, and ensuring that appropriate resources are allocated to cybersecurity initiatives. Our CIO has over 25 years of experience in the information technology field, including consulting on cybersecurity risks and mitigation in a variety of industries. He is a member of the local Infragard chapter and a regular speaker on cybersecurity topics at the Chlorine Institute. Additionally, the senior security and network engineering team has decades of experience in network and application security. The CIO is continually informed about the latest threats and developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is important for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CIO implements and oversees processes based on the National Institute of Standards and Technology ("NIST") cybersecurity framework and is responsible for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. Management reports at least twice yearly to the audit committee on the status of our cybersecurity efforts, including assessments of significant risks identified and actions designed to mitigate such risks.

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

In the normal course of business, we experience cybersecurity threats and attempted breaches of our systems and network. We classify and track these events based on significance and implement remediation actions that we consider appropriate to address the risks relating to such incidents. We have not experienced any cybersecurity incident, and the risks presented by cybersecurity threats have not materially affected, and are not reasonably likely to materially affect, our business strategy, results of operations or financial condition. However, even well-designed and implemented cybersecurity programs cannot completely eliminate cybersecurity threats, and we cannot guarantee that such events or material impacts will not occur in the future.

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

Group	Location	Rail/Barge Access	Approx. Square Feet
Corporate headquarters	Roseville, MN		50,000
Health and Nutrition	Fullerton, CA (1)		56,000
	Florida, NY (2)		107,000
Industrial	Minneapolis, MN (3)	Rail	177,000
	Centralia, IL (3)	Rail	121,000
	Dupo, IL (3) (4) (6)	Rail	64,000
	St. Paul, MN (3) (5)	Rail/Barge	32,000
	Rosemount, MN (3)	Rail	158,000
Industrial and Water Treatment	St. Paul, MN (3) (5) (6)	Rail/Barge	59,000
	Camanche, IA (3) (6)	Rail/Barge	95,000
	Memphis, TN (3) (6)	Rail/Barge	41,000
Water Treatment	Apopka, FL (3)	Rail	32,000
	Camby, IN (3)		41,000
	Fairborn, OH (6)	Rail	7,000
	Fayetteville, TN (3)		54,000
	Sulphur, LA (3)		30,000
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
(4)The land for this facility is leased from a third party, with automatic one-year renewal periods.
(5)The land for these facilities is leased from the Port Authority of the City of St. Paul, Minnesota. One of the applicable leases runs through July 2029 and two run through 2044, including all available lease extensions.
(6)This is a manufacturing facility owned by the Company that manufactures bleach.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Nasdaq Global Select Market under the symbol “HWKN.” As of May 9, 2025, shares of our common shares were held by approximately 330 shareholders of record.

Our Board of Directors authorized the repurchase of up to 2.6 million shares of our outstanding common stock, initially approved on May 29, 2014 and subsequently amended from time to time. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We repurchased 100,402 shares of our common stock during the three months ended March 30, 2025 and 205,943 during the twelve months ended March 30, 2025. As of March 30, 2025, 731,544 shares remained available to be purchased under the share repurchase program. The following table sets forth information concerning purchases of our common stock for the three months ended March 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
12/30/2024-01/26/2025	—	$—	—	831,946
01/27/2025-02/23/2025	100,402	$114.84	100,402	731,544
02/24/2025-03/30/2025	—	$—	—	731,544
Total	100,402		100,402

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the Nasdaq Industrial Index, the Nasdaq Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock and each of those indices on March 29, 2020 and reinvestment of all dividends.

800
600
400
200
0
Index Value
2020
2021
2022
2023
2024
2025
Period Ending
Hawkins, Inc.
Nasdaq Industrial Index
Nasdaq Composite Index
Russell 2000 Index
S&P Small Cap 600 Index

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2025 and 2024. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on May 15, 2024. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for fiscal 2024 compared to fiscal 2023.

Overview

We derive substantially all of our revenues from the sale of specialty chemicals and ingredients that we formulate, manufacture, blend and distribute, for our Water Treatment, Industrial, and Health and Nutrition customers.

Financial Overview

Highlights of fiscal 2025 include:

•Sales of $974.4 million, an increase of $55.2 million, or 6% from fiscal 2024;

•Gross profit of $225.5 million, an increase of $31.9 million, or 16% from fiscal 2024; and

•Diluted earnings per share (EPS) of $4.03, an increase of $0.44, or 12%, from fiscal 2024.

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

Factors Affecting Comparability of Results

Business Acquisitions
On January 31, 2025, we acquired substantially all the assets of Amerochem Corporation ("Amerochem") under the terms of a purchase agreement with Amerochem and its shareholders. Amerochem distributed water treatment chemicals and equipment to its customers primarily throughout North Carolina. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

On October 30, 2024, we acquired substantially all the assets of Waterguard, Inc. ("Water Guard") under the terms of a purchase agreement with Water Guard and its shareholders. Water Guard distributed water treatment chemicals and equipment to its customers primarily throughout North Carolina. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

On June 28, 2024, we acquired substantially all the assets of Wofford Water Service, Inc. ("Wofford") under the terms of a purchase agreement with Wofford and its shareholders. Wofford distributed water treatment chemicals and equipment to customers mainly in Mississippi. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

On June 3, 2024, we acquired substantially all the assets of Intercoastal Trading, Inc. and certain related entities ("Intercoastal") under the terms of a purchase agreement with Intercoastal and its shareholders. Intercoastal distributed water treatment chemicals and equipment to its customers in Maryland, Delaware and Virginia. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

The aggregate annual revenue of these four businesses acquired in fiscal 2025 totaled approximately $67 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

Recent Developments

After the end of the fiscal year, on April 25, 2025, we acquired substantially all of the assets of Surplus Management, Inc. dba WaterSurplus ("WaterSurplus") for approximately $150 million, and may be obligated to pay up to an additional $53.7 million based on achieving certain earnings targets five years after the closing of the acquisition. WaterSurplus delivers sustainable water treatment solutions throughout the United States focused on membrane separation systems, engineering and design services, media filtration systems, new equipment and rental unit manufacturing and sales, along with rapid-response PFAS removal solutions for “forever chemicals”. WaterSurplus serves municipal water customers as well as customers in the food and beverage industry, offering patented products within its filtration business that reduce the frequency of membrane cleaning resulting in lower energy costs, downtime, and lower overall operational costs.

Results of Operations

The following table sets forth certain items from our statement of income as a percentage of sales for fiscal 2025 and 2024:

	Fiscal 2025	Fiscal 2024
Sales	100.0%	100.0%
Cost of sales	(76.9)%	(78.9)%
Gross profit	23.1%	21.1%
Selling, general and administrative expenses	(10.9)%	(9.8)%
Operating income	12.2%	11.3%
Interest expense, net	(0.6)%	(0.5)%
Other income	0.1%	0.2%
Income before income taxes	11.7%	11.0%
Income tax provision	(3.1)%	(2.8)%
Net income	8.7%	8.2%

Fiscal 2025 Compared to Fiscal 2024

Sales

Sales were $974.4 million for fiscal 2025, an increase of $55.2 million, or 6%, from sales of $919.2 million for fiscal 2024. The year-over-year increase was driven by sales growth in our Water Treatment segment, while sales in our Industrial and Health and Nutrition segments declined year over year.

Water Treatment Segment.  Water Treatment segment sales increased $83.2 million, or 23%, to $446.5 million for fiscal 2025, as compared to $363.3 million for fiscal 2024. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both fiscal 2025 and fiscal 2024. Sales increased as a result of $72 million of added sales from acquired businesses as well as increased sales volumes of 5% in our legacy business.

Industrial Segment.  Industrial segment sales decreased $27.0 million, or 7%, to $382.5 million for fiscal 2025, as compared to $409.5 million for fiscal 2024. Sales of bulk commodity products in the Industrial segment were approximately 15% of sales dollars in fiscal 2025 and 14% of sales dollars in fiscal 2024. Although total sales volume was up slightly year over year, sales declined due to lower selling prices on certain products and product mix changes.

Health and Nutrition Segment. Health and Nutrition segment sales decreased $0.9 million, or 1%, to $145.5 million for fiscal 2025, as compared to $146.4 million for fiscal 2024. An increase in sales of our distributed products was largely offset by decreased sales of our manufactured products. The overall decrease in sales of our manufactured products was driven by decreased sales of a lower-margin product.

Gross Profit

Gross profit increased $31.9 million, or 16%, to $225.5 million, or 23% of sales, for fiscal 2025, from $193.6 million, or 21% of sales, for fiscal 2024. During fiscal 2025, the LIFO reserve decreased, and gross profits increased, by $1.6 million, primarily due to lower prices year-over-year on certain products. In fiscal 2024, the LIFO reserve decreased, and gross profits increased, by $15.4 million. Included as a reduction to gross profit in the prior year was a $7.7 million charge to operating expense for an environmental liability related to perchlorinated biphenyls (PCBs) discovered in the soil at our Rosemount, MN, facility.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $23.1 million, or 23%, to $121.6 million, or 27% of sales, for fiscal 2025, from $98.5 million, or 27% of sales, for fiscal 2024. During fiscal 2025, the LIFO reserve decreased, and gross profits increased, by $0.5 million. During fiscal 2024, the LIFO reserve decreased, and gross profit increased, by $3.3 million. Gross profit increased as a result of the increased sales.

Industrial Segment.  Gross profit for the Industrial segment increased $5.1 million, or 8%, to $72.6 million, or 19% of sales, for fiscal 2025, from $67.5 million, or 16% of sales, for fiscal 2024. During fiscal 2025, the LIFO reserve decreased, and gross profits increased, by $1.1 million. In fiscal 2024, the LIFO reserve decreased, and gross profits increased, by $12.1 million. Included as a reduction to gross profit in the prior year was a $7.7 million charge to operating expense for an environmental liability related to PCBs discovered in the soil at our Rosemount, MN, facility. Gross profit increased as a result of the environmental charge in the prior year not repeating in the current year, partially offset by the negative year-over-year impact of the change in the LIFO reserve, as well as improved margins on certain products.

Health and Nutrition Segment. Gross profit for our Health and Nutrition segment increased $3.7 million, or 13%, to $31.3 million, or 22% of sales, for fiscal 2025, from $27.6 million, or 19% of sales, for fiscal 2024. Gross profit increased as a result of a favorable product mix shift.

Selling, General and Administrative Expenses

SG&A expenses increased $16.8 million, or 19% to $106.4 million, or 11% of sales, for fiscal 2025, from $89.6 million, or 10% of sales, for fiscal 2024. Expenses increased largely due to $10.4 million in added costs from the acquired business in our Water Treatment segment, including amortization of intangibles of $4.2 million, as well as increased variable costs.

Operating Income

Operating income increased $15.2 million, or 15%, to $119.2 million, or 12% of sales, for fiscal 2025, as compared to $104.0 million, or 11% of sales, for fiscal 2024, due to the combined impact of the factors discussed above.

Interest Expense, Net

Interest expense was $5.4 million for fiscal 2025, an increase of $1.2 million from interest expense of $4.3 million for fiscal 2024. Interest expense increased due to higher outstanding borrowings in the current year, primarily to fund current year acquisitions.
Income Tax Provision

Our effective tax rate was approximately 26% for both fiscal 2025 and fiscal 2024. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Selected Quarterly Financial Data

Selected financial data for our fiscal quarters is shown below. No changes have been made to previously reported information.

(In thousands, except per share data)	Fiscal 2025
	First	Second	Third	Fourth	Total
Sales	$255,879	$247,029	$226,205	$245,318	$974,431
Gross profit	64,655	60,222	48,424	52,237	225,538
Selling, general, and administrative expenses	24,864	26,477	27,361	27,662	106,364
Operating income	39,791	33,745	21,063	24,575	119,174
Net income	28,879	24,118	15,021	16,327	84,345
Basic earnings per share	$1.39	$1.16	$0.72	$0.79	$4.05
Diluted earnings per share	$1.38	$1.16	$0.72	$0.78	$4.03

	Fiscal 2024
	First	Second	Third	Fourth	Total
Sales	$251,120	$236,526	$208,496	$223,020	$919,162
Gross profit	51,991	53,886	42,248	45,511	193,636
Selling, general, and administrative expenses	19,504	20,895	23,774	25,427	89,600
Operating income	32,487	32,991	18,474	20,084	104,036
Net income	23,430	23,216	14,885	13,832	75,363
Basic earnings per share	$1.12	$1.11	$0.72	$0.67	$3.61
Diluted earnings per share	$1.12	$1.10	$0.71	$0.66	$3.59

Earnings per share may not equal the face of the Consolidated Statements of Income due to rounding.

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2025 was $111.1 million compared to $159.5 million in fiscal 2024. The decrease in cash provided by operating activities in fiscal 2025 as compared to fiscal 2024 was primarily driven by increases in customer receivables as a result of higher sales, as well as higher inventory levels, partially offset by an increase in net income. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during the period from March through November as inventory levels increase as most of our barges are received during this period.

Cash used in investing activities was $128.0 million in fiscal 2025 compared to $122.5 million in fiscal 2024. Capital expenditures for property, plant and equipment were $41.1 million in fiscal 2025 and $40.2 million in fiscal 2024. Cash used in investing activities included Water Treatment group acquisition spending of $87.4 million in fiscal 2025 compared to $83.5 million of acquisition spending in fiscal 2024.

Cash used in financing activities was $14.8 million in fiscal 2025 compared to $37.4 million in fiscal 2024. Cash used in financing activities included net debt borrowings of $50.0 million in fiscal 2025 and net debt repayments of $13.0 million in fiscal 2024. We paid out cash dividends of $14.6 million in fiscal 2025 and $13.2 million in fiscal 2024. In fiscal 2025, we used $20.7 million to repurchase shares under our board-authorized share repurchase program, and in fiscal 2024, we used $11.3 million to repurchase shares under the program.

Our cash balance was $5.1 million at March 30, 2025, a decrease of $2.1 million as compared with March 31, 2024. Cash flows generated by operations during fiscal 2025 were offset by the cash expended for acquisitions, capital expenditures, repayments of debt, dividend payments and share repurchases in fiscal 2025.

We are party to the Credit Agreement with U.S. Bank and the lenders which provides us with the Revolving Loan Facility totaling $400.0 million. The Revolving Loan Facility includes a $10 million letter of credit subfacility and $25 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 25, 2030. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries. At March 30, 2025, we had $149 million outstanding under the Revolving Loan Facility.

Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 1.0% and 1.85%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.85%, depending on our leverage ratio. At March 30, 2025, the effective interest rate on our borrowings was 4.3%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of March 30, 2025, the unamortized balance of these costs was $0.2 million, and is reflected as a reduction of debt on our balance sheet.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.5 to 1.0, subject to an election by us to increase the maximum total cash flow leverage ratio to 4.0 to 1.0 after certain Permitted Acquisitions subject to limitations set forth in the Credit Agreement. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of March 30, 2025 and expect to remain in compliance with all covenants for the next 12 months.
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

As part of our growth strategy, we have acquired businesses and may pursue acquisitions or other strategic relationships in the future that we believe will complement or expand our existing businesses or increase our customer base. We believe we could borrow additional funds under our current or new credit facilities or sell equity for strategic reasons or to further strengthen our financial position. We believe that our existing cash and cash equivalents, together with cash generated from operations and available borrowings under our existing Credit Agreement, will be sufficient to meet our working capital expenditure requirements for at least the next 12 months.

Material Cash Requirements
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Fiscal Period
Contractual Obligation	2026	2027	2028	2029	2030	More than 5 Years	Total
	(In thousands)
Senior secured revolver (1)	$—	$—	$149,000	$—	$—	$—	$149,000
Interest payments (2)	$6,527	$6,527	$544	$—	$—	$—	$13,598
Operating lease obligations (3)	$3,425	$2,955	$2,685	$2,309	$1,448	$3,053	$15,875
Pension withdrawal liability (4)	$467	$467	$467	$467	$467	$1,636	$3,971
Earnout liability (5)	$—	$12,604	$—	$—	$—	$—	$12,604
(1)    Represents balance outstanding as of March 30, 2025, and assumes such amount remains outstanding until its maturity date, as periodic payments are not required under the terms of our Credit Agreement. However, it is our intention to pay down our debt with available excess cash flow. See Note 8 to our consolidated Financial Statements for further information.
(2)    Represents interest payments and commitment fees payable on outstanding balances under our revolver, net of the expected receivable from our interest rate swap agreement, and assumes interest rates remain unchanged from the rate as of March 30, 2025.
(3)    As reported under ASC Topic 842.
(4)    This relates to our withdrawal from a multiemployer pension plan. Payments on this obligation will continue through 2034.
(5)     Represents the fair value of the earnout liability recorded in conjunction with the Water Solutions acquisition is based upon achieving certain targets payable 3 years after acquisition.
In addition to the above contractual obligations, in the ordinary course of business we have routine cash requirements related to capital expenditures for new trucks, facility improvements and expansions, safety equipment and other additions of property, plant and equipment. Our capital expenditures in fiscal 2025 were $41.1 million and in fiscal 2024 were $40.2 million. We anticipate total capital expenditures to be approximately $60 million for fiscal 2026.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 30, 2025, and our report dated May 14, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Amerochem or Waterguard, wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting less than 10 and less than 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 30, 2025. As indicated in Management’s Report, Amerochem and Waterguard were acquired during fiscal 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Amerochem and Waterguard.

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
May 14, 2025

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 30, 2025 and March 31, 2024, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 30, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 30, 2025 and March 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 14, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Minneapolis, Minnesota
May 14, 2025

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	March 30, 2025	March 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,103	$7,153
Trade accounts receivables, net	131,795	114,477
Inventories	83,512	74,600
Income taxes receivable	2,864	—
Prepaid expenses and other current assets	7,417	6,596
Total current assets	230,691	202,826
PROPERTY, PLANT, AND EQUIPMENT:
Land	18,679	17,916
Buildings and improvements	163,913	147,701
Machinery and equipment	150,981	141,262
Transportation equipment	78,064	67,868
Office furniture and equipment	9,316	11,901
	420,953	386,648
Less accumulated depreciation	195,667	177,774
Net property, plant, and equipment	225,286	208,874
OTHER ASSETS:
Right-of-use assets	13,449	11,713
Goodwill	135,409	103,399
Intangible assets, net	150,121	116,626
Deferred compensation plan asset	11,185	9,584
Other	3,726	4,912
Total other assets	313,890	246,234
Total assets	$769,867	$657,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$61,195	$56,387
Accrued payroll and employee benefits	19,659	19,532
Current portion of long-term debt	9,913	9,913
Income tax payable	—	1,943
Environmental remediation	7,700	7,700
Other current liabilities	8,668	7,832
Total current liabilities	107,135	103,307
LONG-TERM LIABILITIES:
Long-term debt, less current portion	138,906	88,818
Long-term lease liability	10,920	9,530
Pension withdrawal liability	3,155	3,538
Deferred income taxes	22,356	22,406
Deferred compensation liability	13,132	11,764
Earnout liability	12,604	11,235
Other long-term liabilities	1,367	1,310
Total long-term liabilities	202,440	148,601
Total liabilities	309,575	251,908
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common shares; authorized: 60,000,000 shares of $0.01 par value; 20,684,621 and 20,790,261 shares issued and outstanding for 2025 and 2024, respectively	207	208
Additional paid-in capital	24,094	38,154
Retained earnings	434,259	364,549
Accumulated other comprehensive income	1,732	3,115
Total shareholders’ equity	460,292	406,026
Total liabilities and shareholders’ equity	$769,867	$657,934
See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	March 30, 2025	March 31, 2024	April 02, 2023
Sales	$974,431	$919,162	$935,098
Cost of sales	(748,893)	(725,526)	(769,979)
Gross profit	225,538	193,636	165,119
Selling, general and administrative expenses	(106,364)	(89,600)	(76,969)
Operating income	119,174	104,036	88,150
Interest expense, net	(5,432)	(4,282)	(5,234)
Other income (expense)	641	1,391	(334)
Income before income taxes	114,383	101,145	82,582
Income tax expense	(30,038)	(25,782)	(22,541)
Net income	$84,345	$75,363	$60,041

Weighted average number of shares outstanding-basic	20,803,872	20,864,348	20,848,077
Weighted average number of shares outstanding-diluted	20,936,502	21,014,326	21,014,905

Basic earnings per share	$4.05	$3.61	$2.88
Diluted earnings per share	$4.03	$3.59	$2.86

Cash dividends declared and paid per common share	$0.7000	$0.6300	$0.5700

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	March 30, 2025	March 31, 2024	April 2, 2023

Net income	$84,345	$75,363	$60,041
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(1,383)	175	1,649
Total other comprehensive (loss) income	(1,383)	175	1,649
Total comprehensive income	$82,962	$75,538	$61,690

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 3, 2022	20,889,777	$209	$46,717	$254,384	$1,291	$302,601
Cash dividends declared and paid	—	—	—	(12,001)	—	(12,001)
Share-based compensation expense	—	—	3,825	—	—	3,825
Vesting of restricted stock	113,147	1	(1)	—	—	—
Shares surrendered for payroll taxes	(36,410)	—	(1,550)	—	—	(1,550)
ESPP shares issued	65,597	1	2,007	—	—	2,008
Shares repurchased	(181,657)	(2)	(6,555)	—	—	(6,557)
Other comprehensive income, net of tax	—	—	—	—	1,649	1,649
Net income	—	—	—	60,041	—	60,041
BALANCE — April 2, 2023	20,850,454	$209	$44,443	$302,424	$2,940	$350,016
Cash dividends declared and paid	—	—	—	(13,238)	—	(13,238)
Share-based compensation expense	—	—	4,880	—	—	4,880
Vesting of restricted stock	118,165	1	(1)	—	—	—
Shares surrendered for payroll taxes	(48,478)	(1)	(2,139)	—	—	(2,140)
ESPP shares issued	61,981	1	2,241	—	—	2,242
Shares repurchased	(191,861)	(2)	(11,270)	—	—	(11,272)
Other comprehensive income, net of tax	—	—	—	—	175	175
Net income	—	—	—	75,363	—	75,363
BALANCE — March 31, 2024	20,790,261	$208	$38,154	$364,549	$3,115	$406,026
Cash dividends declared and paid	—	—	—	(14,635)	—	(14,635)
Share-based compensation expense	—	—	6,498	—	—	6,498
Vesting of restricted stock	94,305	1	(1)	—	—	—
Shares surrendered for payroll taxes	(34,047)	(1)	(2,540)	—	—	(2,541)
ESPP shares issued	40,045	1	2,657	—	—	2,658
Shares repurchased	(205,943)	(2)	(20,674)	—	—	(20,676)
Other comprehensive loss, net of tax	—	—	—	—	(1,383)	(1,383)
Net income	—	—	—	84,345	—	84,345
BALANCE — March 30, 2025	20,684,621	$207	$24,094	$434,259	$1,732	$460,292
See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 30, 2025	March 31, 2024	April 2, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,345	$75,363	$60,041
Reconciliation to cash flows provided by operating activities:
Depreciation and amortization	39,948	31,803	27,440
Change in fair value of earnout liability	1,369	571	—
Operating leases	3,475	2,708	1,971
(Gain) loss on deferred compensation assets	(641)	(1,391)	334
Deferred income taxes	461	(1,459)	(232)
Stock compensation expense	6,498	4,880	3,825
(Gain) loss from asset disposals	(61)	(85)	(2,950)
Other	87	87	87
Changes in operating accounts (using) providing cash, net of acquisitions:
Trade receivables	(11,230)	21,399	(6,389)
Inventories	(6,572)	19,921	4,717
Accounts payable	2,445	(828)	(11,596)
Accrued liabilities	476	10,708	(737)
Lease liabilities	(3,468)	(2,676)	(1,958)
Income taxes	(4,807)	(1,390)	3,290
Other	(1,229)	(112)	(443)
Net cash provided by operating activities	111,096	159,499	77,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(41,096)	(40,151)	(48,321)
Acquisitions	(87,400)	(83,455)	—
Proceeds from asset disposals	544	1,102	7,091
Net cash used in investing activities	(127,952)	(122,504)	(41,230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(14,635)	(13,238)	(12,001)
New shares issued	2,658	2,242	2,008
Shares surrendered for payroll taxes	(2,541)	(2,140)	(1,550)
Shares repurchased	(20,676)	(11,272)	(6,557)
Payments on senior secured revolving loan	(60,000)	(98,000)	(59,000)
Borrowings on senior secured revolving loan	110,000	85,000	45,000
Net cash provided by (used in) financing activities	14,806	(37,408)	(32,100)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,050)	(413)	4,070
CASH AND CASH EQUIVALENTS - beginning of year	7,153	7,566	3,496
CASH AND CASH EQUIVALENTS - end of year	$5,103	$7,153	$7,566
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes	$34,386	$28,631	$19,485
Cash paid for interest	5,785	4,654	4,759
Noncash investing activities - Capital expenditures in accounts payable	1,841	2,697	2,340

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

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal 2025 was 52 weeks, fiscal 2024 was 52 weeks, and fiscal 2023 was 52 weeks. Fiscal 2026 will be 52 weeks.

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

Trade Receivables and Concentrations of Credit Risk - Financial instruments, which potentially subject us to a concentration of credit risk, principally consist of trade receivables. At the beginning of fiscal 2024, our trade receivables were $129.3 million. We sell our principal products to a large number of customers in many different industries. As of March 30, 2025, we had a significant concentration of credit risk, with a single customer representing approximately 11% of our total trade receivables. There are no other concentrations of credit risk with other single customers from a particular service or geographic area that would significantly impact us in the near term.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property, Plant and Equipment - Property is stated at cost and depreciated or amortized over the lives of the assets, using the straight-line method. Property acquired in a business combination is recorded at the fair value of the assets on the date of acquisition. Estimated lives are generally: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; and 3 to 10 years for transportation equipment and office furniture and equipment including computer systems. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Depreciation and amortization expense is recorded in our Consolidated Statements of Income within cost of sales and selling, general and administrative expense, depending on the use of the underlying asset. We recorded depreciation expense of $27.2 million for fiscal 2025, $23.3 million for fiscal 2024 and $20.5 million for fiscal 2023.

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related asset group. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We did not incur any asset write-off charges in fiscal 2025, fiscal 2024, or fiscal 2023 related to the impairment of long-lived assets.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter. As of December 30, 2024, we performed an analysis of qualitative factors for our Water Treatment, Industrial, and Health and Nutrition reporting units to determine whether it is more likely than not that the fair value of either of these reporting units was less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for any of these reporting units. Goodwill impairment assessments were also completed in the fourth quarters of fiscal 2024 and 2023 and, similarly, we did not record a goodwill impairment charge.

Our primary identifiable intangible assets include customer relationships, trademarks and tradenames acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over a remaining useful life of approximately 11 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No such events or changes in circumstances occurred during fiscal 2025, 2024 or 2023. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform an annual quantitative impairment test for fiscal 2025, 2024 or 2023.

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
Basic and diluted EPS were calculated using the following:

	March 30, 2025	March 31, 2024	April 2, 2023
Weighted average common shares outstanding — basic	20,803,872	20,864,348	20,848,077
Dilutive impact of stock performance units and restricted stock	132,630	149,978	166,828
Weighted average common shares outstanding — diluted	20,936,502	21,014,326	21,014,905

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2025, 2024 or 2023.
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

Recently Issued Accounting Pronouncements

Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU No.2023-09)
In December 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update No. 2023-09 to enhance the transparency and decision-usefulness of income tax disclosures and to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The adoption of ASU No. 2023-09 is not expected to have a material impact on the Company's consolidated financial statements but will require disclosure at a lower level of detail when adopted in the Company's Form 10-K for the year ended March 29, 2026 and in periodic reports thereafter.

Recently Adopted Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU No. 2023-07)
In November 2023, the FASB issued accounting standards update No. 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. We adopted this guidance for our annual period ending fiscal 2025. Our adoption of this ASU impacted the level of detail disclosed in our Segment Information footnote and did not have an impact on the Company's consolidated financial position, results of operations or cash flow.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Acquisitions
Acquisition of Amerochem Corporation: On January 31, 2025, we acquired substantially all the assets of Amerochem Corporation ("Amerochem") for $44.0 million under the terms of a purchase agreement with Amerochem and its shareholders. Amerochem distributed water treatment chemicals and equipment to its customers primarily throughout North Carolina. The $44.0 million purchase price was allocated as follows: $22.5 million to customer relationships, to be amortized over 18 years; $0.6 million to trade names, to be amortized over two years; $0.1 million to non-compete agreements, to be amortized over two years; $18.7 million to goodwill; $0.2 million to property, plant and equipment; and the remaining amount to net working capital. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is not yet complete due to the timing of the acquisition. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

Acquisition of Waterguard, Inc.: On October 30, 2024, we acquired substantially all the assets of Waterguard, Inc. ("Water Guard") for $18.0 million under the terms of a purchase agreement with Water Guard and its shareholders. Water Guard distributed water treatment chemicals and equipment to its customers primarily throughout North Carolina. The $18.0 million purchase price was allocated as follows: $9.3 million to customer relationships, to be amortized over 15 years; $0.5 million to trade names, to be amortized over two years; $5.1 million to goodwill; $1.2 million to property, plant and equipment; and the remaining amount to net working capital. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

Acquisition of Wofford Water Service, Inc.: On June 28, 2024, we acquired substantially all the assets of Wofford Water Service, Inc. ("Wofford") for $3.4 million under the terms of a purchase agreement with Wofford and its shareholders. Wofford distributed water treatment chemicals and equipment to customers mainly in Mississippi. The $3.4 million purchase price was allocated at follows: $2.2 million to customer relationships, to be amortized over 10 years; $1.0 million to goodwill; and the remaining amount was allocated to net working capital. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

Acquisition of Intercoastal Trading, Inc.: On June 3, 2024, we acquired substantially all the assets of Intercoastal Trading, Inc. and certain related entities ("Intercoastal") for $22.0 million under the terms of a purchase agreement with Intercoastal and its shareholders. Intercoastal distributes water treatment chemicals and equipment to its customers in Maryland, Delaware and Virginia. The $22.0 million purchase price was allocated as follows: $10.7 million to customer relationships, to be amortized over 15 years; $0.3 million to trade names, to be amortized over two years; $0.1 million to non-compete agreements, to be amortized over one year; $7.2 million to goodwill; $2.4 million to property, plant and equipment; and the remaining amount to net working capital. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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
The following table disaggregates external customer net sales by major revenue stream:

	Fiscal Year Ended March 30, 2025:
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$400,849	$319,048	$31,942	$751,839
Distributed specialty products (2)	—	—	113,527	113,527
Bulk products (3)	39,977	56,035	—	96,012
Other	5,663	7,404	(14)	13,053
Total external customer sales	$446,489	$382,487	$145,455	$974,431

	Fiscal Year Ended March 31, 2024:
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$327,188	$345,837	$36,375	$709,400
Distributed specialty products (2)	—	—	108,789	108,789
Bulk products (3)	32,349	55,720	—	88,069
Other	3,752	7,908	1,244	12,904
Total external customer sales	$363,289	$409,465	$146,408	$919,162

	Fiscal Year Ended April 2, 2023:
(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Manufactured, blended or repackaged products (1)	$271,448	$383,612	$48,575	$703,635
Distributed specialty products (2)	—	—	109,468	109,468
Bulk products (3)	27,996	77,479	—	105,475
Other	5,481	9,669	1,370	16,520
Total external customer sales	$304,925	$470,760	$159,413	$935,098
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
For fiscal 2025, we recorded $1.4 million in other comprehensive income related to unrealized losses (net of tax) on the cash flow hedge. For fiscal 2024 and 2023, we recorded $0.2 million and $1.6 million, respectively, in other comprehensive income related to unrealized gains (net of tax) on the cash flow hedge. Included in other long-term assets on our consolidated balance sheet was $2.4 million as of March 30, 2025 and $4.3 million as of March 31, 2024.
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

Note 5 – Fair Value Measurements

Our financial assets and liabilities are measured at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these instruments. Because of the variable-rate nature of our debt under our credit facility, our debt also approximates fair value.

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

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the balances of assets measured at fair value on a recurring basis as of March 30, 2025 and March 31, 2024.

(In thousands)		2025	2024
Assets
Deferred compensation plan assets	Level 1	$11,723	$10,042
Interest rate swap	Level 2	2,373	4,268
Liabilities
Earnout liability	Level 3	12,604	11,235

Changes in the earnout liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earnout liability at March 31, 2024	$11,235
Fair value adjustments	1,369
Earnout liability at March 30, 2025	$12,604

Note 6 — Inventories

Inventories at March 30, 2025 and March 31, 2024 consisted of the following:

	2025	2024
(In thousands)
Inventory (FIFO basis)	$106,357	$99,058
LIFO reserve	(22,845)	(24,458)
Net inventory	$83,512	$74,600

The FIFO value of inventories accounted for under the LIFO method was $75.9 million at March 30, 2025 and $76.2 million at March 31, 2024. The remainder of the inventory was valued and accounted for under the FIFO method.

Note 7 — Goodwill and Other Identifiable Intangible Assets

The carrying amounts of goodwill for each of our three reportable segments were as follows:

(In thousands)	Water Treatment	Industrial	Health and Nutrition	Total
Balance as of April 2, 2023	$25,961	$6,495	$44,945	$77,401
Addition due to acquisitions	25,998	—	—	25,998
Balance as of March 31, 2024	$51,959	$6,495	$44,945	$103,399
Addition due to acquisitions	32,010	—	—	32,010
Balance as of March 30, 2025	$83,969	$6,495	$44,945	$135,409

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of our identifiable intangible assets as of March 30, 2025 and March 31, 2024:

	2025
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$198,364	$(57,311)	$141,053
Trademarks and trade names	14,970	(7,368)	7,602
Other finite-life intangible assets	4,410	(4,171)	239
Total finite-life intangible assets	217,744	(68,850)	148,894
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$218,971	$(68,850)	$150,121

	2024
	Gross Amount	Accumulated Amortization	Net carrying value
(In thousands)
Finite-life intangible assets:
Customer relationships	$153,694	$(46,146)	$107,548
Trademarks and trade names	13,570	(5,968)	7,602
Other finite-life intangible assets	4,221	(3,972)	249
Total finite-life intangible assets	171,485	(56,086)	115,399
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets, net	$172,712	$(56,086)	$116,626

Intangible asset amortization expense was $12.8 million during fiscal 2025, $8.5 million during fiscal 2024, and $6.9 million during fiscal 2023.

The estimated future amortization expense for identifiable intangible assets is as follows:

(In thousands)	Intangible Assets
Fiscal 2026	$14,541
Fiscal 2027	13,935
Fiscal 2028	13,378
Fiscal 2029	13,354
Fiscal 2030	13,333
Thereafter	80,353
Total	$148,894

Note 8 – Debt

As of March 30, 2025, we had in place a second amended and restated credit agreement, as amended (the "Existing Credit Agreement") with U.S. Bank National Association and other lenders which provided us with secured revolving credit facilities (the "Existing Revolving Loan Facility”) totaling $250 million. The Existing Revolving Loan Facility included a $10 million letter of credit subfacility and a $25 million swingline subfacility. The Existing Revolving Loan Facility was scheduled to mature on April 30, 2027. The Existing Revolving Loan Facility was secured by substantially all of our personal property assets and those of our subsidiaries.

At March 30, 2025, the effective interest rate on our borrowings was 4.3%. In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we were required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee was between 0.15% and 0.25%, depending on our leverage ratio.

Unamortized debt issuance costs of $0.3 million paid in connection with the Existing Credit Facility are reflected as a reduction of debt and are amortized as interest expense over the term of the Existing Revolving Loan Facility.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Existing Credit Agreement required us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contained other customary affirmative and negative covenants, including covenants that restricted our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We were permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default existed or would exist as a result thereof. As of March 30, 2025, we were in compliance with all required covenants.
Debt at March 30, 2025 and March 31, 2024 consisted of the following:

(In thousands)	2025	2024
Senior secured revolving loan	$149,000	$99,000
Less: unamortized debt issuance costs	(181)	(269)
Total debt, net of debt issuance costs	148,819	98,731
Less: current portion of long-term debt, net of current unamortized debt issuance costs	(9,913)	(9,913)
Total long-term debt	$138,906	$88,818

The Existing Credit Agreement was further amended after the end of the fiscal year. See Note 16 to our consolidated financial statements for further information.

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
The following table represents the restricted stock activity for fiscal 2023, 2024, and 2025:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2023	214,478	$25.48
Granted	88,524	38.31
Vested	(102,860)	18.69
Forfeited	(10,884)	34.68
Outstanding at end of fiscal 2023	189,258	$34.64
Granted	61,819	43.06
Vested	(105,600)	31.74
Outstanding at end of fiscal 2024	145,477	$40.33
Granted	75,428	76.60
Vested	(83,658)	38.31
Outstanding at end of fiscal 2025	137,247	$61.49
We recorded compensation expense on performance-based restricted stock of approximately $5.0 million for fiscal 2025, $3.7 million for fiscal 2024 and $2.8 million for fiscal 2023, substantially all of which was recorded in SG&A expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested was $3.2 million in fiscal 2025, $3.4 million in fiscal 2024 and $1.9 million in fiscal 2023.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then-current common share price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of March 30, 2025 was $6.4 million and is expected to be recognized over a weighted average period of 1.3 years.
Restricted Stock Awards.  As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are expensed over a one-year vesting period, based on the market value on the date of grant.
The following table represents the Board’s restricted stock activity for fiscal 2023, 2024, and 2025:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2023	10,287	$32.80
Granted	12,565	38.98
Vested	(10,287)	32.80
Outstanding at end of fiscal 2023	12,565	$38.98
Granted	10,647	46.00
Vested	(12,565)	38.98
Outstanding at end of fiscal 2024	10,647	$46.00
Granted	6,734	103.90
Vested	(10,647)	46.00
Outstanding at end of fiscal 2025	6,734	$103.90
Annual expense related to the value of restricted stock was $0.6 million in fiscal 2025, $0.5 million in fiscal 2024, and $0.4 million in fiscal 2023, and was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of March 30, 2025 was $0.2 million and is expected to be recognized over a weighted average period of 0.3 years.

Note 10 — Share Repurchases
Our board of directors has authorized the repurchase of up to 2,600,000 shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common shares for the par value of the shares, with the excess applied against additional paid-in capital. We repurchased 205,943 common shares at an aggregate purchase price of $20.7 million during fiscal 2025. We repurchased 191,861 common shares at an aggregate purchase price of $11.3 million during fiscal 2024. We repurchased 181,657 common shares at an aggregate purchase price of $6.6 million during fiscal 2023. As of March 30, 2025, 731,544 shares remained available to be purchased under the share repurchase program.

Note 11 — Retirement Plans
Company Sponsored Plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit-sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code (“IRC”). The profit sharing plan contribution level for each employee depends upon date of hire, and was 2.5% or 5.0% of each employee’s eligible compensation for fiscal 2025, 2024 and 2023. We also have in place a retirement plan covering our collective bargaining unit employees. The retirement plan provides for a contribution of 2.5% or 5.0% of each employee’s eligible annual wages depending on their hire date. In addition to the employer contributions described above, both the profit-sharing plan and the retirement plan include a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We have two employee stock ownership plans (“ESOPs”), one covering the majority of our non-bargaining unit employees and the other covering our collective bargaining unit employees. Contributions to the plan covering our non-bargaining unit employees are made at our discretion. Contributions to both plans are subject to a maximum amount allowed under the IRC, and were 2.5% or 5.0% of each employee’s eligible wages, depending on each eligible employee’s hire date, for fiscal 2025, 2024 and 2023.
We have a nonqualified deferred compensation plan covering employees who are classified as “highly compensated employees” as determined by IRS guidelines for the plan year and who were hired on or before April 1, 2012. Employees who are eligible for the nonqualified deferred compensation plan for any plan year are not eligible for the profit-sharing plan contribution or the ESOP contributions described above for that plan year. Our contribution to the nonqualified deferred compensation plan for fiscal 2025, 2024 and 2023 was 10% of each employee’s eligible compensation, subject to the maximum amount allowed under the IRC.
We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common shares at a discount from market. The number of new shares issued under the ESPP was 40,045 in fiscal 2025, 61,981 in fiscal 2024 and 65,597 in fiscal 2023.
The following represents the contribution expense for these company-sponsored plans for fiscal 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Non-bargaining unit employee plans:
Profit sharing	$1,851	$2,340	$1,067
401(k) matching contributions	4,111	3,564	3,247
ESOP	1,851	2,340	1,067
Nonqualified deferred compensation plan	1,662	2,060	1,633
Bargaining unit employee plans	712	652	618
ESPP - all employees	885	689	619
Total contribution expense	$11,072	$11,645	$8,251
In 2013, we withdrew from a collectively bargained multiemployer pension plan and recorded a liability for our share of the unfunded vested benefits. Payments of approximately $0.5 million per year are being made through 2034.

Note 12 — Commitments and Contingencies
Litigation.  As of March 30, 2025, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.
Environmental Remediation. In the fourth quarter of fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, MN facility during our expansion project. This expense was recorded as an operating expense within cost of sales in our Consolidated Statements of Income. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While additional expense related to the remediation may be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of any further financial impact.
Asset Retirement Obligations. We have three leases of land that contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. Including available lease extensions, these leases expire in 2029, 2033 and 2044. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: certain of the leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of March 30, 2025. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Income Taxes

The provisions for income taxes for fiscal 2025, 2024 and 2023 were as follows:

	2025	2024	2023
(In thousands)
Federal — current	$22,944	$21,872	$15,072
State — current	6,633	5,369	7,701
Total current	29,577	27,241	22,773

Federal — deferred	43	(1,146)	704
State — deferred	418	(313)	(936)
Total deferred	461	(1,459)	(232)
Total provision	$30,038	$25,782	$22,541
Reconciliations of the provisions for income taxes to the applicable federal statutory income tax rate for fiscal 2025, 2024 and 2023 are listed below.

	2025	2024	2023
Statutory federal income tax	21.0%	21.0%	21.0%
State income taxes, net of federal deduction	5.0%	5.4%	6.8%
Other — net	0.3%	(0.9)%	(0.5)%
Total	26.3%	25.5%	27.3%

The tax effects of items comprising our net deferred tax liability as of March 30, 2025 and March 31, 2024 are as follows:

(In thousands)	2025	2024
Deferred tax assets:
Trade receivables	$98	$96
Stock compensation accruals	2,929	2,224
Pension withdrawal liability	955	1,056
Lease liability	3,731	3,242
Inventories	870	2,645
Other	6,388	5,963
Total deferred tax assets	$14,971	$15,226
Deferred tax liabilities:
Prepaid expenses	$(1,363)	$(1,119)
Excess of tax over book depreciation	(18,143)	(18,428)
Intangible assets	(13,549)	(13,771)
ROU asset	(3,631)	(3,162)
Unrealized gain on interest rate swap	(641)	(1,152)
Total deferred tax liabilities	$(37,327)	$(37,632)
Net deferred tax liabilities	$(22,356)	$(22,406)

As of March 30, 2025, the Company has determined that it is more likely than not that the deferred tax assets at March 30, 2025 will be realized either through future taxable income or reversals of taxable temporary differences.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2022 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14 – Leases

Lease Obligations. As of March 30, 2025, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the lease for up to 10 years.

As of March 30, 2025 and March 31, 2024, our operating lease components with initial or remaining terms in excess of one year were classified on the consolidated balance sheet within right-of-use assets, short-term lease liability and long-term lease liability.

Total lease expense was $4.6 million for the twelve months ended March 30, 2025 and $4.0 million for the twelve months ended March 31, 2024, and includes leases less than 12 months in duration.

Other information related to our operating leases was as follows:

	March 30, 2025	March 31, 2024
Lease Term and Discount Rate
Weighted average remaining lease term (years)	6.17	6.48
Weighted average discount rate	4.5%	4.0%

Maturities of lease liabilities as of March 30, 2025 were as follows:

(In thousands)	Operating Leases
Fiscal 2026	$3,425
Fiscal 2027	2,955
Fiscal 2028	2,685
Fiscal 2029	2,309
Fiscal 2030	1,448
Thereafter	3,053
Total	$15,875
Less: Interest	(2,055)
Present value of lease liabilities	$13,820

Note 15 — Segment Information
We organize and manage our business by the following three segments, which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Water Treatment, Industrial and Health and Nutrition. These segments are defined primarily by product and type of customer.
Our chief operating decision-maker (CODM), who is our President and Chief Executive Officer, regularly reviews the consolidated financial statements in their entirety and financial information at the reportable segment level. The CODM uses operating income and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment operating income for evaluating pricing strategy, to assess the performance of each segment by comparing the results of each segment with one another, and in determining the compensation of certain employees. The CODM has ultimate responsibility for enterprise decisions and making resource allocation decisions for the company and the segments.
•Our Water Treatment segment specializes in providing chemicals, products, equipment, services and solutions for potable water, municipal and industrial wastewater, industrial process water, non-residential swimming pool water and agricultural water. This segment has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.
•Our Industrial segment specializes in providing industrial chemicals, products and services to industries such as agriculture, chemical processing, electronics, energy, food, pharmaceutical and plating. This segment's principal products are acids, alkalis and food-grade and pharmaceutical salts and ingredients.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•Our Health and Nutrition segment specializes in providing ingredient distribution, processing and formulation solutions to manufacturers of nutraceutical, functional food and beverage, personal care, dietary supplement and other nutritional food, health and wellness products. This segment offers a diverse product portfolio including minerals, vitamins and amino acids, excipients, joint products, botanicals and herbs, sweeteners and enzymes.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocations of shared and centralized functions.
Segments are responsible for the sales, marketing and development of their products and services. Other than our Health and Nutrition segment, the segments do not have separate customer service or purchasing functions. There are no intersegment sales, and no operating segments have been aggregated.
In fiscal 2025, 2024 and 2023, none of our customers accounted for 10% or more of our total sales.
Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables:

Reportable Segments	Water Treatment	Industrial	Health and Nutrition	Total
(In thousands)
Fiscal Year Ended March 30, 2025:
Sales	$446,489	$382,487	$145,455	$974,431
Cost of sales - materials	259,721	285,295	106,524	651,540
Cost of sales - operational overhead	65,159	24,591	7,603	97,353
Gross profit	121,609	72,601	31,328	225,538
Selling, general, and administrative expenses	61,993	27,540	16,831	106,364
Operating income	$59,616	$45,061	$14,497	$119,174
Identifiable assets*	$358,860	$241,776	$138,936	$739,572
Capital expenditures	$20,166	$20,530	$400	$41,096
Depreciation and amortization	$18,893	$15,814	$5,241	$39,948
Fiscal Year Ended March 31, 2024:
Sales	$363,289	$409,465	$146,408	$919,162
Cost of sales - materials	214,020	310,074	111,460	635,554
Cost of sales - operational overhead	50,771	31,846	7,355	89,972
Gross profit	98,498	67,545	27,593	193,636
Selling, general, and administrative expenses	45,286	28,316	15,998	89,600
Operating income	$53,212	$39,229	$11,595	$104,036
Identifiable assets*	$255,188	$239,586	$134,915	$629,689
Capital expenditures	$15,739	$24,280	$132	$40,151
Depreciation and amortization	$12,360	$14,155	$5,288	$31,803
Fiscal Year Ended April 2, 2023:
Sales	$304,925	$470,760	$159,413	$935,098
Cost of sales - materials	197,010	383,670	120,827	701,507
Cost of sales - operational overhead	40,707	18,975	8,790	68,472
Gross profit	67,208	68,115	29,796	165,119
Selling, general, and administrative expenses	35,734	25,703	15,532	76,969
Operating income	$31,474	$42,412	$14,264	$88,150
Identifiable assets*	$155,430	$253,436	$155,626	$564,492
Capital expenditures	$16,311	$31,635	$375	$48,321
Depreciation and amortization	$9,261	$12,881	$5,298	$27,440
* Unallocated assets not included, consisting primarily of cash and cash equivalents, prepaid expenses, and non-qualified deferred compensation plan assets of $27.4 million at March 30, 2025, $28.2 million at March 31, 2024 and $26.0 million at April 2, 2023

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 — Subsequent Events

On April 25, 2025, we entered into a second amendment that further amended the Existing Credit Agreement (as amended, the “Credit Agreement”). The second amendment increased the revolving commitment under the Existing Credit Agreement to provide us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $400.0 million. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility. U.S. Bank, JP Morgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Associated Bank, N.A. were lenders under the Credit Agreement as of the date of the second amendment.

We drew approximately $150 million of the proceeds from the Revolving Loan Facility to acquire substantially all of the assets of WaterSurplus. We may use other proceeds from the Revolving Loan Facility for working capital, capital expenditures, restricted payments and other acquisitions permitted under the Credit Agreement, and other general corporate purposes.

We paid fees of approximately $1.0 million associated with this refinancing. The Revolving Loan Facility is scheduled to mature on April 25, 2030.

Also on April 25, 2025, we acquired substantially all of the assets of WaterSurplus for approximately $150 million and may be obligated to pay up to an additional $53.7 million based on achieving certain earnings targets five years after the closing of the acquisition. WaterSurplus delivers sustainable water treatment solutions throughout the United States focused on membrane separation systems, engineering and design services, media filtration systems, new equipment and rental unit manufacturing and sales, along with rapid-response PFAS removal solutions for “forever chemicals”. WaterSurplus serves municipal water customers as well as customers in the food and beverage industry, offering patented products within its filtration business that reduce the frequency of membrane cleaning, resulting in lower energy costs, downtime, and lower overall operational costs.

In April 2025, we realigned our reporting segments to reflect organizational changes made and to reflect the way we manage our operations and allocate resources. In fiscal 2026, we will have the following reporting segments: Water Treatment, Health and Food Sciences, and Industrial Solutions. We believe this realignment better reflects the value our company provides to our customers and our evolution from a bulk commodity distributor into a specialty ingredients company.

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
Management assessed the effectiveness of our internal control over financial reporting as of March 30, 2025, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In making this assessment as of March 30, 2025, we have excluded the water treatment operations acquired from Amerochem in January 2025 and Waterguard in October 2024. The financial statements of these businesses comprise less than 10% of total assets and less than 2% of total revenues in our consolidated financial statements as of and for the year ended March 30, 2025. We have excluded these businesses because we have not had sufficient time to make an assessment of their internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding these businesses from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 30, 2025.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 30, 2025, which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.
Changes in Internal Control Procedures
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 30, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 30, 2025 (the “2025 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2025 Proxy Statement, no other portions of the 2025 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The disclosure under the headings "Proposal One - Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” of the 2025 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
The disclosure under the heading “Compensation of Executive Officers and Directors” in the 2025 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure under the headings “Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” in the 2025 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure under the headings “Election of Directors” and “Related Party Transactions” of the 2025 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure under the heading “Independent Registered Public Accounting Firm’s Fees” of the 2025 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets at March 30, 2025 and March 31, 2024.

Consolidated Statements of Income for the fiscal years ended March 30, 2025, March 31, 2024 and April 2, 2023.

Consolidated Statements of Comprehensive Income for the fiscal years ended March 30, 2025, March 31, 2024 and April 2, 2023.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 30, 2025, March 31, 2024, and April 2, 2023.

Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2025, March 31, 2024, and April 2, 2023.

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

The following financial statement schedule for the fiscal years 2025, 2024 and 2023.

Schedule II — Valuation and Qualifying Accounts.

(a)(3)	EXHIBITS

Exhibit Index

Exhibit	Description	Method of Filing

3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference

3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference

4.1	Description of Securities. (3)	Incorporated by Reference

10.1*	Amended and Restated Executive Severance Plan. (4)	Incorporated by Reference

10.2*	Employee Stock Purchase Plan, as amended on August 2, 2018. (5)	Incorporated by Reference

10.3	Amendment No. 2 to the Hawkins, Inc. Employee Stock Purchase Plan, as amended. (6)	Incorporated by Reference

10.4
Second Amended and Restated Credit Agreement dated as of March 31, 2022, among Hawkins, Inc., the lenders party thereto, and U.S. Bank National Association, as an LC Issuer, Swing Line Lender and Administrative Agent. (7)
Incorporated by Reference

10.5	First Amendment to Second Amended and Restated Credit Agreement dated as of May 30, 2024, among Hawkins, Inc., U.S. Bank National Association, and certain financial institutions. (8)	Incorporated by Reference

10.6
Joinder, Consent and Second Amendment to Second Amended and Restated Credit Agreement dated as of April 25, 2025, among Hawkins, Inc., U.S. Bank National Association, and certain financial institutions. (9)
Incorporated by Reference

10.7*	Hawkins, Inc. 2019 Equity Incentive Plan. (10)	Incorporated by Reference

10.8*	Form of Performance Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2019 Equity Incentive Plan. (11)	Incorporated by Reference

19	Insider Trading Policy	Filed Electronically

21	Subsidiaries of the registrant.	Filed Electronically

23.1	Consent of Grant Thornton LLP.	Filed Electronically

24.1	Powers of Attorney.	Filed Electronically

31.1	Certification by Chief Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

97	Mandatory Clawback Policy (12)	Incorporated by Reference

101
Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended March 30, 2025, as filed with the SEC on May 14, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 9B.
Filed Electronically

104	Cover Page Interactive Data File (embedded within the iXBRL document)	Filed Electronically

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed March 2, 2021.
(2)Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 3, 2009.
(3)Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021.
(4)Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2024.
(5)Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed November 2, 2018.
(6)Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2023.
(7)Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed April 1, 2022.
(8)Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2024.
(9)Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2025.
(10)Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2019.
(11)Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2020.
(12)Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

		By	/s/ Patrick H. Hawkins
Patrick H. Hawkins Chief Executive Officer and President
Dated:	May 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick H. Hawkins		May 14, 2025
Patrick H. Hawkins	Chief Executive Officer, President and Director
(principal executive officer)

/s/ Jeffrey P. Oldenkamp		May 14, 2025
Jeffrey P. Oldenkamp	Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

*	Director	May 14, 2025
James A. Faulconbridge

*	Director	May 14, 2025
Mary J. Schumacher

*	Director	May 14, 2025
Jeffrey E. Spethmann

*	Director	May 14, 2025
Daniel J. Stauber

*	Director	May 14, 2025
Yi "Faith" Tang

*	Director	May 14, 2025
James T. Thompson

*	Director	May 14, 2025
Jeffrey L. Wright

* Patrick H. Hawkins, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Patrick H. Hawkins
Patrick H. Hawkins
Attorney-in-fact

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED March 30, 2025, March 31, 2024 AND April 2, 2023

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Fiscal Year Ended March 30, 2025:
Allowance for credit losses	$356	$7	$—	$—	$363
Fiscal Year Ended March 31, 2024:
Allowance for credit losses	$190	$166	$—	$—	$356
Fiscal Year Ended April 2, 2023:
Allowance for credit losses	$367	$—	$—	$(177)	$190