Form 10-Q
period 2025-06-29
HAWKINS INC
filed 2025-07-30
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 25, 2025
Common Stock, par value $.01 per share	20,877,130

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 29, 2025	March 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,502	$5,103
Trade accounts receivables, net	140,107	131,795
Inventories	95,716	83,512
Income taxes receivable	—	2,864
Prepaid expenses and other current assets	6,098	7,417
Total current assets	256,423	230,691
PROPERTY, PLANT, AND EQUIPMENT:	444,716	420,953
Less accumulated depreciation	201,331	195,667
Net property, plant, and equipment	243,385	225,286
OTHER ASSETS:
Right-of-use assets	13,162	13,449
Goodwill	218,899	135,409
Intangible assets, net of accumulated amortization	239,975	150,121
Deferred compensation plan asset	13,359	11,185
Other	3,071	3,726
Total other assets	488,466	313,890
Total assets	$988,274	$769,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$62,792	$61,195
Accrued payroll and employee benefits	14,467	19,659
Income tax payable	6,967	—
Current portion of long-term debt	9,812	9,913
Environmental remediation	7,700	7,700
Other current liabilities	9,196	8,668
Total current liabilities	110,934	107,135
LONG-TERM LIABILITIES:
Long-term debt, less current portion	288,281	138,906
Long-term lease liability	10,572	10,920
Pension withdrawal liability	3,058	3,155
Deferred income taxes	22,236	22,356
Deferred compensation liability	14,293	13,132
Earnout liabilities	54,021	12,604
Other long-term liabilities	307	1,367
Total long-term liabilities	392,768	202,440
Total liabilities	503,702	309,575
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,717,850 and 20,684,621 shares issued and outstanding as of June 29, 2025 and March 30, 2025, respectively	207	207
Additional paid-in capital	23,277	24,094
Retained earnings	459,680	434,259
Accumulated other comprehensive income	1,408	1,732
Total shareholders’ equity	484,572	460,292
Total liabilities and shareholders’ equity	$988,274	$769,867
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended
	June 29, 2025	June 30, 2024
Sales	$293,272	$255,879
Cost of sales	(220,910)	(191,224)
Gross profit	72,362	64,655
Selling, general and administrative expenses	(31,029)	(24,864)
Operating income	41,333	39,791
Interest expense, net	(3,269)	(1,263)
Other income	942	159
Income before income taxes	39,006	38,687
Income tax expense	(9,831)	(9,808)
Net income	$29,175	$28,879

Weighted average number of shares outstanding - basic	20,717,485	20,816,479
Weighted average number of shares outstanding - diluted	20,810,562	20,914,085

Basic earnings per share	$1.41	$1.39
Diluted earnings per share	$1.40	$1.38

Cash dividends declared per common share	$0.18	$0.16
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	June 29, 2025	June 30, 2024
Net income	$29,175	$28,879
Other comprehensive income, net of tax:
Unrealized loss on interest rate swap	(324)	(106)
Total comprehensive income	$28,851	$28,773
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 30, 2025	20,684,621	$207	$24,094	$434,259	$1,732	$460,292
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,754)	—	(3,754)
Share-based compensation expense	—	—	2,212	—	—	2,212
Vesting of restricted stock	61,819	—	(1)	—	—	(1)
Shares surrendered for payroll taxes	(28,590)	—	(3,028)	—	—	(3,028)
Other comprehensive income, net of tax	—	—	—	—	(324)	(324)
Net income	—	—	—	29,175		29,175
BALANCE — June 29, 2025	20,717,850	$207	$23,277	$459,680	$1,408	$484,572
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2024	20,790,261	$208	$38,154	$364,549	$3,115	$406,026
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,358)	—	(3,358)
Share-based compensation expense	—	—	1,467	—	—	1,467
Vesting of restricted stock	83,658	1	(1)	—	—	—
Shares surrendered for payroll taxes	(34,047)	(1)	(2,540)	—	—	(2,541)
Shares repurchased	(105,541)	(1)	(9,148)	—	—	(9,149)
Other comprehensive income, net of tax	—	—	—	—	(106)	(106)
Net income	—	—	—	28,879	—	28,879
BALANCE — June 30, 2024	20,734,331	$207	$27,932	$390,070	$3,009	$421,218
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	June 29, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,175	$28,879
Reconciliation to cash flows:
Depreciation and amortization	12,291	9,329
Change in fair value of earnout liabilities	(1,583)	342
Operating leases	923	782
Gain on deferred compensation assets	(942)	(159)
Stock compensation expense	2,212	1,467
Other	(25)	(65)
Changes in operating accounts providing (using) cash:
Trade receivables	(2,651)	(10,576)
Inventories	(8,487)	(6,037)
Accounts payable	(3,812)	(7,300)
Accrued liabilities	(6,735)	(8,949)
Lease liabilities	(973)	(834)
Income taxes	9,831	9,808
Other	2,266	899
Net cash provided by operating activities	31,490	17,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(13,544)	(10,649)
Acquisitions	(151,328)	(25,400)
Other	327	245
Net cash used in investing activities	(164,545)	(35,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(3,754)	(3,358)
Payroll taxes paid in exchange for shares withheld	(3,028)	(2,541)
Shares repurchased	—	(9,149)
Payments on revolving loan	(10,000)	(10,000)
Payments for debt issuance costs	(764)	—
Proceeds from revolving loan borrowings	160,000	45,000
Net cash provided by financing activities	142,454	19,952
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,399	1,734
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,103	7,153
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,502	$8,887

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,286	$1,347
Noncash investing activities - capital expenditures in accounts payable	$1,493	$1,015
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2025, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 29, 2025 are not necessarily indicative of the results that may be expected for the full year.
As used in this Form 10-Q, except where otherwise stated or indicated by the context, "Hawkins," "we," "us," the Company," or "our" means Hawkins, Inc. and its subsidiaries. References to "fiscal 2024" refer to the fiscal year ended March 31, 2024, references to "fiscal 2025" refer to the fiscal year ended March 30, 2025, and references to "fiscal 2026" refer to the fiscal year ending March 29, 2026.
Effective beginning with the first quarter of fiscal 2026, we realigned our reporting segments to reflect organizational changes made and to reflect the way we manage our operations and allocate resources. We believe this realignment better reflects the value our company provides to our customers and our evolution from a bulk commodity distributor into a specialty ingredients company. We now organize and manage our business by the following three segments, each of which meets the definition of reportable segments under ASC 280-10, Segment Reporting: Water Treatment, Food & Health Sciences, and Industrial Solutions. These segments are defined primarily by product and type of customer. Information presented in this quarterly report has been recast to align with the new segments. Additional information regarding these new segments is set forth in Note 13 - Segment Information.
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
Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2025, previously filed with the SEC. There has been no significant change in our accounting policies since the end of fiscal 2025.
Recently Issued Accounting Pronouncements
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU No.2023-09)
In December 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update No. 2023-09 to enhance the transparency and decision-usefulness of income tax disclosures and to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The adoption of ASU No. 2023-09 is not expected to have a material impact on our consolidated financial statements but will require a lower level of disclosure in our Form 10-K for the year ending March 29, 2026 and in periodic reports thereafter.
Disaggregation of Income Statement Expenses (ASU No.2024-03)
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public entities to disclose, within the footnotes to the financial statements, disaggregated information about certain income statement expense captions, including disclosure of amounts for purchases of inventory, employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis, with early adoption and retrospective application permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statement disclosures.

Note 2 — Acquisitions
Acquisition of WaterSurplus, Inc.: On April 25, 2025, we acquired substantially all of the assets and assumed certain liabilities of Surplus Management, Inc. d/b/a WaterSurplus (“WaterSurplus”) for an initial purchase price of approximately $149.9 million under the terms of an asset purchase agreement by and among WaterSurplus and related entities and their shareholders, Panther Acquisition Corporation, and Hawkins, Inc., as well as a related real estate purchase agreement. In addition, we may be obligated to pay an additional earnout amount based on a target of accumulated gross profit for the first five years after the acquisition. The maximum earnout liability of $53.7 million was discounted and recorded at the estimated present value of $43.0 million. WaterSurplus is based in Rockford, IL and delivers sustainable water treatment solutions to customers throughout the United States. The total purchase price, including the estimated $43.0 million earnout liability, was preliminarily allocated as follows: $78.0 million to customer relationships, to be amortized over 15 years; 6.0 million to trade names, to be amortized over 15 years; $10.0 million to technology, to be amortized over 8 years; $82.7 million to goodwill; 13.1 million to property, plant and equipment; and the remaining amount to net working capital. The goodwill recognized as a result of this acquisition is primarily attributable to strategic and synergistic benefits, as well as the assembled workforce. Such goodwill is expected to be deductible for tax purposes. The purchase price allocation is not yet complete due to the timing of the acquisition. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.
The following pro forma information has been prepared as if the WaterSurplus acquisition and the borrowing that financed the acquisition had occurred as of the beginning of the fiscal years presented. The unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of each fiscal year, nor is it indicative of our future operational results.

	Three Months Ended
(in thousands, except per share data)	June 29, 2025	June 30, 2024
Pro forma sales	$295,427	$263,673
Pro forma net income	$28,203	$25,695

Pro forma basic earnings per share	$1.36	$1.23
Pro forma diluted earnings per share	$1.36	$1.23
The unaudited pro forma financial information above is adjusted to reflect the following: (a) interest expense, including amortization of debt issuance costs, related to the approximately $150 million of debt used to fund the acquisition and related purchase of real estate; (b) amortization expense related to the preliminary $94 million of identifiable intangible assets recognized in conjunction with the acquisition; (c) depreciation expense as adjusted for adjusted fixed asset values; (d) remeasurement of the earnout payable at fair value; (e) adjustment to cost of goods sold for the inventory step-up adjustment; (f) adjustment for acquisition costs incurred; (g) elimination of net interest previously reflected on WaterSurplus’ financial statements; and (h) recording income taxes at our effective tax rate for each period.
Acquisition of Amerochem Corporation: In the fourth quarter of fiscal 2025, we acquired substantially all the assets and assumed certain liabilities of Amerochem Corporation ("Amerochem") for $44.0 million under the terms of a purchase agreement with Amerochem and its shareholders. Amerochem distributed water treatment chemicals and equipment to its customers primarily throughout North Carolina. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.
Acquisition of Waterguard, Inc.: In the third quarter of fiscal 2025, we acquired substantially all the assets and assumed certain liabilities of Waterguard, Inc. ("Water Guard") for $18.0 million under the terms of a purchase agreement with Water Guard and its shareholders. Water Guard distributed water treatment chemicals and equipment to its customers primarily throughout North Carolina. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.
Acquisition of Wofford Water Service, Inc.: In the first quarter of fiscal 2025, we acquired substantially all the assets and assumed certain liabilities of Wofford Water Service, Inc. ("Wofford") for $3.4 million under the terms of a purchase agreement with Wofford and its shareholders. Wofford distributed water treatment chemicals and equipment to customers mainly in Mississippi. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.
Acquisition of Intercoastal Trading, Inc.: In the first quarter of fiscal 2025, we acquired substantially all the assets and assumed certain liabilities of Intercoastal Trading, Inc. and certain related entities ("Intercoastal") for $22.0 million under the terms of a purchase agreement with Intercoastal and its shareholders. Intercoastal distributed water treatment chemicals and equipment to its customers in Maryland, Delaware and Virginia. The results of operations since the acquisition date and the assets are included in our Water Treatment segment.

Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. The following tables disaggregate external customer net sales by major revenue stream as reviewed internally for the three months ended June 29, 2025 and June 30, 2024:

	Three months ended June 29, 2025
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$136,347	$—	$41,318	$177,665
Bulk products (2)	11,969	—	11,844	23,813
Nutrition	—	35,337	—	35,337
Food	—	26,077	—	26,077
Pharmaceutical	—	5,557	—	5,557
Agricultural	—	21,469	—	21,469
Other	1,250	737	1,367	3,354
Total external customer sales	$149,566	$89,177	$54,529	$293,272

	Three months ended June 30, 2024
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$105,007	$—	$40,348	$145,355
Bulk products (2)	10,918	—	11,674	22,592
Nutrition	—	35,325	—	35,325
Food	—	26,516	—	26,516
Pharmaceutical	—	5,673	—	5,673
Agricultural	—	16,994	—	16,994
Other	1,251	585	1,588	3,424
Total external customer sales	$117,176	$85,093	$53,610	$255,879

(1)This line includes our non-bulk specialty products in our Water Treatment and Industrial Solutions segments that we either manufacture, blend, repackage, resell in their original form, or direct ship to our customers in smaller quantities, and equipment and services we provide for our customers.
(2)This line includes bulk products in our Water Treatment and Industrial Solutions segments that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities.

Note 4 – Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the dilutive impact of incremental shares assumed to be issued as performance units and restricted stock.
Basic and diluted EPS were calculated using the following:

	Three Months Ended
	June 29, 2025	June 30, 2024
Weighted-average common shares outstanding—basic	20,717,485	20,816,479
Dilutive impact of performance units and restricted stock	93,077	97,606
Weighted-average common shares outstanding—diluted	20,810,562	20,914,085
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
The earnout liabilities recorded in conjunction with the acquisitions of Water Solutions (acquired during fiscal 2024) and WaterSurplus are based upon achieving certain targets. The Water Solutions earnout is based on a target of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) in year three of the acquisition. The earnout liability was valued based upon a risk-neutral pricing analysis within a Monte Carlo simulation framework, which is a Level 3 input. The WaterSurplus earnout liability is based on a target of accumulated gross profit for the first five years of the acquisition. The earnout liability was discounted and recorded at the present value of the anticipated, maximum payout amount, which is a Level 3 input. The earnout liabilities are adjusted to fair value at each reporting date until settled. Changes in fair value are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Income.

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of June 29, 2025 and March 30, 2025.

 0

(In thousands)		June 29, 2025	March 30, 2025
Assets
Deferred compensation plan assets	Level 1	$14,009	$11,723
Interest rate swap	Level 2	$1,929	$2,373
Liabilities
WaterSurplus earnout liability	Level 3	$43,357	$—
Water Solutions earnout liability	Level 3	$10,664	$12,604

Changes in the earnout liability measured at fair value using Level 3 inputs were as follows:
(In thousands)
Earnout liability at March 30, 2025			$12,604
Addition for acquisition of WaterSurplus	Level 3		$43,000
Fair value adjustments to WaterSurplus earnout liability	Level 3		$357
Fair value adjustments to Water Solutions earnout liability	Level 3		$(1,940)
Earnout liability at June 29, 2025			$54,021

Note 6 – Inventories
Inventories at June 29, 2025 and March 30, 2025 consisted of the following:

	June 29, 2025	March 30, 2025
(In thousands)
Inventory (FIFO basis)	$119,193	$106,357
LIFO reserve	(23,477)	(22,845)
Net inventory	$95,716	$83,512

We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our income statement.

Note 7 – Goodwill and Intangible Assets
The carrying amounts of goodwill for each of our three reportable segments were as follows:

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Balance as of March 30, 2025	$83,968	$46,149	$5,292	$135,409
Addition due to acquisitions	83,490	—	—	83,490
Balance as of June 29, 2025	$167,458	$46,149	$5,292	$218,899

The following is a summary of our identifiable intangible assets as of June 29, 2025 and March 30, 2025:

	June 29, 2025			March 30, 2025
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$277,039	$(61,362)	$215,677	$198,364	$(57,311)	$141,053
Trademarks and trade names	$20,970	$(7,890)	$13,080	$14,970	$(7,368)	$7,602
Other finite-life intangible assets	14,410	(4,419)	9,991	4,410	(4,171)	239
Total finite-life intangible assets	312,419	(73,671)	238,748	217,744	(68,850)	148,894
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$313,646	$(73,671)	$239,975	$218,971	$(68,850)	$150,121

Note 8 – Debt
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
Borrowings under the Revolving Loan Facility bear interest at a variable rate based on term SOFR plus a margin. We have an interest rate swap in place to manage the risk associated with a portion of our variable-rate debt. The notional amount of the swap agreement is $60 million. At June 29, 2025, the effective interest rate on our borrowings was 4.9%.

Debt at June 29, 2025 and March 30, 2025 consisted of the following:

	June 29, 2025	March 30, 2025

(In thousands)
Senior secured revolving loan	$299,000	$149,000
Less: unamortized debt issuance costs	(907)	(181)
Total debt, net of debt issuance costs	298,093	148,819
Less: current portion of long-term debt	(9,812)	(9,913)
Total long-term debt	$288,281	$138,906
Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2022 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was approximately 25% for both the three months ended June 29, 2025 and June 30, 2024. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Note 10 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2026 and fiscal 2025. These performance-based arrangements provide for the grant of performance-based restricted stock units that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 58,353 shares in the aggregate for fiscal 2026. The restricted shares issued, if any, will fully vest approximately two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.

The following table represents the restricted stock activity for the three months ended June 29, 2025:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	137,247	$61.49
Granted	61,418	119.67
Vested	(61,819)	43.06
Unvested at end of period	136,846	$95.93
We recorded compensation expense related to performance share units and restricted stock of $1.8 million for the three months ended June 29, 2025 and $1.1 million for the three months ended June 30, 2024. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of June 29, 2025, there were 6,734 shares of restricted stock with an average grant date fair value of $103.90 outstanding under this program. Compensation expense related to restricted stock awards to the Board was $0.2 million for the three months ended June 29, 2025 and $0.1 million for the three months ended June 30, 2024.
Note 11 – Share Repurchase Program
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended June 29, 2025, no shares were repurchased, and during the three months ended June 30, 2024, we repurchased 105,541 shares at an aggregate purchase price of $9.1 million. As of June 29, 2025, 731,544 shares remained available to be repurchased under the share repurchase program.
Note 12 – Commitments and Contingencies
Environmental Remediation. In the fourth quarter of fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, MN facility during our expansion project. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expense related to the remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of financial impact related to any such unknown issues. No expenses were charged against this liability during the three months ended June 29, 2025.
Note 13 – Segment Information
Effective beginning with the first fiscal quarter of fiscal 2026, we realigned our reporting segments to reflect organizational changes made and to reflect the way we manage our operations and allocate resources. We believe this realignment better reflects the value our company provides to our customers and our evolution from a bulk commodity distributor into a specialty ingredients company. In fiscal 2026, we organize and manage our business by the following three segments, each of which meets the definition of reportable segments under ASC 280-10, Segment Reporting: Water Treatment, Food & Health Sciences, and Industrial Solutions. These segments are defined primarily by product and type of customer.
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
•Our Food & Health Sciences segment specializes in processing and formulation solutions as well as ingredient distribution to manufacturers in the nutrition, pharmaceutical, food, and agricultural markets. This segment offers a diverse product portfolio including base chemistry, acid based reactions, minerals, vitamins and amino acids, excipients, botanicals and herbs, sweeteners and enzymes, fertilizers, and food-grade and pharmaceutical salts and ingredients.
•Our Industrial Solutions segment specializes in providing industrial chemicals, products and services to industries such as industrial manufacturing, chemical processing, electronics, energy, plating, and surface finishing. This segment’s principal products are acids and alkalis.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Product costs and expenses for each segment are based on actual costs incurred along with cost allocations of shared and centralized functions.
There are no intersegment sales and no operating segments have been aggregated.
In fiscal 2026 and 2025, none of our customers accounted for 10% or more of our total sales.
Summarized financial information for our reportable segments is presented and reconciled to consolidated financial information in the following tables:

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Three months ended June 29, 2025:
Sales	$149,566	$89,177	$54,529	$293,272
Cost of sales - materials	89,159	65,814	42,848	197,821
Cost of sales - operational overhead	16,660	4,015	2,414	23,089
Gross profit	43,747	19,348	9,267	72,362
Selling, general, and administrative expenses	19,085	8,381	3,563	31,029
Operating income	24,662	10,967	5,704	41,333
Interest expense, net				(3,269)
Other income				942
Income tax expense				(9,831)
Net income				29,175
Identifiable assets*	569,354	249,315	132,575	951,244
Capital expenditures	7,560	3,013	2,971	13,544
Depreciation and amortization	6,904	3,200	2,187	12,291
Three months ended June 30, 2024:
Sales	$117,176	$85,093	$53,610	$255,879
Cost of sales - materials	65,997	61,547	41,941	169,485
Cost of sales - operational overhead	15,971	3,643	2,125	21,739
Gross profit	35,208	19,903	9,544	64,655
Selling, general, and administrative expenses	14,079	7,365	3,420	24,864
Operating income	21,129	12,538	6,124	39,791
Interest expense, net				(1,263)
Other income				159
Income tax expense				(9,808)
Net income				28,879
Identifiable assets*	300,313	241,527	130,163	672,003
Capital expenditures	6,121	2,161	2,367	10,649
Depreciation and amortization	4,171	3,089	2,069	9,329
*Unallocated assets not included, consisting primarily of cash and cash equivalents, prepaid expenses, and non-qualified deferred compensation plan assets of $37.0 million at June 29, 2025 and $30.7 million at June 30, 2024.
Note 14 – Subsequent Events
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to us beginning with our quarter ending September 28, 2026. These changes include provisions allowing accelerated tax deductions for qualified property that will provide future income tax benefits to us. We are in the process of evaluating the impact of the Act to our consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 29, 2025 as compared to the similar period ended June 30, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 30, 2025.
Overview
We derive substantially all of our revenues from the sale of water treatment solutions, specialty ingredients, and chemicals to our customers in a wide variety of industries. We began our operations primarily as a distributor of bulk chemicals with a strong customer focus. Over the years, we have maintained a strong customer focus and have expanded our business by increasing our sales of value-added and specialty ingredients, including manufacturing, blending, and repackaging certain products.

Business Acquisitions
We completed the following acquisitions in fiscal 2025 and the first quarter of fiscal 2026.The results of operations since the date of each acquisition and the assets, including goodwill associated with these acquisitions, are included in our Water Treatment segment.
•On June 13, 2025, we acquired substantially all the assets and assumed certain liabilities of Hendrickson and Polymer Tech for approximately $1.5 million. Hendrickson distributed water treatment chemicals and equipment to its customers via direct shipments from suppliers.
•On April 24, 2025, we acquired substantially all of the assets and assumed certain liabilities of WaterSurplus and related entities for approximately $149.9 million paid at closing, with an additional amount payable as an earnout of up to $53.7 million based on cumulative gross profit for the first five years. WaterSurplus is located in Rockford, IL and delivers sustainable water treatment solutions to customers throughout the United States.
•In the fourth quarter of fiscal 2025, we acquired substantially all the assets and assumed certain liabilities of Amerochem for $44.0 million. Amerochem distributed water treatment chemicals and equipment to its customers primarily throughout North Carolina.
•In the third quarter of fiscal 2025, we acquired substantially all the assets and assumed certain liabilities of Water Guard for $18.0 million. Water Guard distributed water treatment chemicals and equipment to its customers primarily throughout North Carolina.
•In the first quarter of fiscal 2025, we acquired substantially all the assets and assumed certain liabilities of Wofford for $3.4 million. Wofford distributed water treatment chemicals and equipment to customers mainly in Mississippi.
•In the first quarter of fiscal 2025, we acquired substantially all the assets and assumed certain liabilities of Intercoastal for $22.0 million. Intercoastal distributed water treatment chemicals and equipment to its customers in Maryland, Delaware and Virginia.
The aggregate annual revenue of these six businesses acquired in fiscal 2025 and fiscal 2026 totaled approximately $102 million, as determined using the applicable twelve-month period preceding each respective acquisition date.
Subsequent to the end of our first quarter of fiscal 2026, we acquired substantially all the assets and assumed certain liabilities of PhillTech, LLC. ("PhillTech") for $5.0 million. PhillTech is located in Courtland, AL, and manufactures and distributes coagulants and corrosion control products for its water treatment customers.

Change in Reporting Segments
Effective beginning with the first quarter of fiscal 2026, we realigned our reporting segments to reflect organizational changes made and to reflect the way we manage our operations and allocate resources. We believe this realignment better reflects the value our company provides to our customers and our evolution from a bulk commodity distributor into a specialty ingredients company. We now organize and manage our business by the following three segments, each of which meets the definition of reportable segments under ASC 280-10, Segment Reporting: Water Treatment, Food & Health Sciences, and Industrial Solutions. These segments are defined primarily by product and type of customer. Information presented in this quarterly report has been recast to align with the new segments. Additional information regarding these new segments is set forth in Note 13 - Segment Information.
Financial Results
We focus on operating income when evaluating our financial results as opposed to profitability as a percentage of sales, as sales dollars tend to fluctuate as raw material prices rise and fall. The costs for certain of our raw materials can rise or fall rapidly, causing fluctuations in gross profit as a percentage of sales.

We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our income statement. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices.

We disclose the sales of our bulk commodity products as a percentage of total sales dollars for our Water Treatment and Industrial Solutions segments. Our definition of bulk commodity products includes products that we do not modify in any way, but receive, store, and ship from our facilities, or direct ship to our customers in large quantities. We disclose the percentage of our overall sales that consist of sales of bulk commodity products as these products are generally distributed and we do not add significant value to these products in comparison to our non-bulk products. Sales of these products are generally highly competitive and price sensitive. As a result, bulk commodity products generally have our lowest margins.

Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended
	June 29, 2025	June 30, 2024
Sales	100.0%	100.0%
Cost of sales	(75.3)%	(74.7)%
Gross profit	24.7%	25.3%
Selling, general and administrative expenses	(10.6)%	(9.7)%
Operating income	14.1%	15.6%
Interest expense, net	(1.1)%	(0.5)%
Other income	0.3%	0.1%
Income before income taxes	13.3%	15.2%
Income tax expense	(3.4)%	(3.8)%
Net income	9.9%	11.4%

Three Months Ended June 29, 2025 Compared to Three Months Ended June 30, 2024
Sales
Sales were $293.3 million for the three months ended June 29, 2025, an increase of $37.4 million, or 15%, from sales of $255.9 million in the same period a year ago. Each of our segments contributed to the year-over-year growth, as discussed below.
Water Treatment Segment. Water Treatment segment sales increased $32.4 million, or 28%, to $149.6 million for the three months ended June 29, 2025, from sales of $117.2 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 8% of sales dollars in the current quarter and 9% in the same period a year ago. Sales increased as a result of $29 million of added sales from acquired businesses as well as increased sales volumes and improved pricing on certain products in our legacy business.
Food & Health Sciences Segment. Food & Health Sciences segment sales increased $4.1 million, or 5%, to $89.2 million for the three months ended June 29, 2025, from sales of $85.1 million in the same period a year ago. Sales of our agricultural products increased $4.5 million due to increased volumes, offset partially by declines in our other product lines as a result of lower selling prices driven by competitive pricing pressures.
Industrial Solutions Segment. Industrial Solutions segment sales increased $0.9 million, or 2%, to $54.5 million for the three months ended June 29, 2025, from sales of $53.6 million in the same period a year ago. Sales of bulk commodity products in the Industrial Solutions segment were approximately 22% of sales dollars in both the current quarter and in the same period a year ago. Sales increased primarily as a result of increased sales volumes of certain of our manufactured, blended and repackaged products.
Gross Profit
Gross profit increased $7.7 million, or 12%, to $72.4 million, or 25% of sales, for the three months ended June 29, 2025, from $64.7 million, or 25% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.6 million, primarily due to a projected increase in inventory costs and year-end inventory quantities. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.4 million.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $8.5 million, or 24%, to $43.7 million, or 29% of sales, for the three months ended June 29, 2025, from $35.2 million, or 30% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.2 million. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.3 million. Gross profit increased primarily as a result of increased sales from our acquired businesses. Step-up inventory adjustments of $0.8 million related to the WaterSurplus acquisition negatively impacted gross profit.
Food & Health Sciences Segment. Gross profit for the Food & Health Sciences segment decreased $0.6 million, or 3%, to $19.3 million, or 22% of sales, for the three months ended June 29, 2025, from $19.9 million, or 23% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.2 million. During the prior year quarter, the LIFO reserve decreased, and gross profit increased, by $0.2 million. Gross profit decreased primarily as a result of lower selling prices as a result of competitive pricing pressures.
Industrial Solutions Segment. Gross profit for the Industrial Solutions segment decreased $0.2 million, or 2%, to $9.3 million, or 17% of sales, for the three months ended June 29, 2025, from $9.5 million, or 18% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.2million. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.3 million. Gross profit decreased primarily as a result of competitive pricing pressures and increased operating costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $6.1 million, or 24%, to $31.0 million, or 11% of sales, for the three months ended June 29, 2025, from $24.9 million, or 10% of sales, in the same period a year ago. Expenses increased largely due to $4.9 million in added costs from the acquired business in our Water Treatment segment, including amortization of intangibles of $2.0 million and $0.9 million of acquisition costs. In addition, expenses increased due to $1.4 million of additional compensation expense related to our non-qualified deferred compensation plan and equity compensation adjustments due to stock market increases, as well as an increase in medical expenses. The non-qualified deferred compensation expense increase of $0.8 million was offset in Other Income. In the current quarter, we recorded a reduction to SG&A expense of $1.9 million related to the adjustment of the fair value accretion of the earnout related to the Water Solutions acquisition due to a change in projections. SG&A expenses also increased due to increases in other variable costs, including variable pay and other personnel costs.
Operating Income
Operating income increased $1.5 million, or 4%, to $41.3 million, or 14% of sales, for the three months ended June 29, 2025, from $39.8 million, or 16% of sales, in the same period a year ago due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense increased $2.0 million to $3.3 million for the three months ended June 29, 2025 compared to $1.3 million in the same period a year ago. Interest expense increased due to increased borrowings in the current quarter, primarily to fund the acquisition of WaterSurplus.
Other Income
Other income was $0.9 million for the three months ended June 29, 2025 compared to $0.2 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision
Our effective income tax rate was approximately 25% for both of the three months ended June 29, 2025 and for the same period a year ago. The effective tax rate in both years was impacted by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is expected to be approximately 26 to 27%.

Liquidity and Capital Resources
Cash was $14.5 million at June 29, 2025, an increase of $9.4 million as compared with the $5.1 million available as of March 30, 2025.
Cash provided by operating activities was $31.5 million for the three months ended June 29, 2025, compared to cash provided by operating activities of $17.6 million in the same period a year ago. The year-over-year increase in cash provided by operating activities in the current period was primarily driven by favorable year-over-year changes in trade receivables and accounts payable compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.
Cash used in investing activities was $164.5 million for the three months ended June 29, 2025, compared to $35.8 million in the same period a year ago. In the current period, we incurred acquisition spending of $151.3 million, with the acquisitions of WaterSurplus for approximately $149.9 million paid at closing, and Hendrickson for approximately $1.5 million. Capital expenditures were $13.5 million for the current period, compared to $10.6 million in the same period a year ago. In the current period, we had more investments in transportation equipment and containers, resulting in an increase in overall capital expenditures compared to the prior year.
Cash provided by financing activities was $142.5 million for the three months ended June 29, 2025, compared to $20.0 million of cash used in financing activities in the same period a year ago. Included in financing activities in the current period were net debt borrowings of $150.0 million, compared to net debt borrowings of $35.0 million in the same period a year ago. We drew approximately $150 million of the proceeds from the Revolving Loan Facility for the acquisition of WaterSurplus. In addition, we repurchased no common stock in the current period, compared to $9.1 million in the same period of the prior year.
We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the three months ended June 29, 2025, we repurchased no shares of common stock. In the same period a year ago, we repurchased 105,541 shares of common stock with an aggregate purchase price of $9.1 million. As of June 29, 2025, 731,544 shares remained available to be repurchased under the share repurchase program.
We are party to a second amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) as Administrative Agent, Sole Lead Arranger and Sole Book Runner, and the other lenders from time to time party thereto (collectively, the “Lenders”), dated as of March 31, 2022 (the “Existing Credit Agreement” and as amended, restated or modified from time to time, and as modified by the Amendment, the “Credit Agreement”). The Joinder, Consent and Second Amendment to Second Amended and Restated Credit Agreement, dated April 25, 2025 increased the revolving commitment under the Existing Credit Agreement to provide us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $400.0 million. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 25, 2030. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries. We may use the amount available under the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes.
Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 1.0% and 1.85%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.85%, depending on our leverage ratio. At June 29, 2025, the effective interest rate on our borrowings was 4.9%.
In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.
Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of June 29, 2025, the unamortized balance of these costs was $0.9 million, and is reflected as a reduction of debt on our balance sheet.
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
We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of June 29, 2025 and expect to remain in compliance with all covenants for the next 12 months.
The Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to terminate their commitments and accelerate loans under the Revolving Loan Facility, including failure to make payments under the Revolving Loan Facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness, our failure to pay or discharge material judgments, bankruptcy, and change of control of the Company. The occurrence of an event of default would permit the lenders to terminate their commitments and accelerate loans under the Credit Facility.
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
Critical Accounting Estimates
There have been no material changes in our critical accounting estimates, as disclosed in our Annual Report on Form 10-K for fiscal 2025.
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for fiscal 2025. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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

We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million, and it will terminate on May 1, 2027. As of June 29, 2025, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.1 million.

Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 29, 2025. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.

ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal 2025.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock, initially approved on May 29, 2014 and subsequently amended from time to time. The repurchase plan has no expiration date. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended June 29, 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
03/30/2025-04/27/2025	28,590	(1)	$105.92	—	731,544
04/28/2025-05/25/2025	—		—	—	731,544
05/26/2025-06/29/2025	—		—	—	731,544
Total	28,590			—
(1) The shares of common stock in this row represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards and are not shares purchased under the Board of Directors authorization described above.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 29, 2025.

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
Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 29, 2025 filed with the SEC on July 30, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at June 29, 2025 and March 30, 2025, (ii) the Condensed Consolidated Statements of Income for the three months ended June 29, 2025 and June 30, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 29, 2025 and June 30, 2024, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three months ended June 29, 2025 and June 30, 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended June 29, 2025 and June 30, 2024, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 5.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically

(1)Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated February 26, 2021 and filed March 2, 2021.
(2)Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 28, 2009 and filed November 3, 2009.
(3)Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 30, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWKINS, INC.

By:	/s/ Jeffrey P. Oldenkamp
Jeffrey P. Oldenkamp
Executive Vice President and Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer)
Dated: July 30, 2025