Form 10-Q
period 2025-09-28
HAWKINS INC
filed 2025-10-29
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 24, 2025
Common Stock, par value $.01 per share	20,890,239

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 28, 2025	March 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,415	$5,103
Trade accounts receivables, net	131,090	131,795
Inventories	92,905	83,512
Income taxes receivable	—	2,864
Prepaid expenses and other current assets	5,148	7,417
Total current assets	239,558	230,691
PROPERTY, PLANT, AND EQUIPMENT:	455,889	420,953
Less accumulated depreciation	208,446	195,667
Net property, plant, and equipment	247,443	225,286
OTHER ASSETS:
Right-of-use assets	17,404	13,449
Goodwill	222,145	135,409
Intangible assets, net of accumulated amortization	241,077	150,121
Deferred compensation plan asset	13,950	11,185
Other	2,587	3,726
Total other assets	497,163	313,890
Total assets	$984,164	$769,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$55,270	$61,195
Accrued payroll and employee benefits	14,726	19,659
Income tax payable	1,218	—
Current portion of long-term debt	9,812	9,913
Environmental remediation	7,700	7,700
Other current liabilities	9,834	8,668
Total current liabilities	98,560	107,135
LONG-TERM LIABILITIES:
Long-term debt, less current portion	268,328	138,906
Long-term lease liability	15,114	10,920
Pension withdrawal liability	2,960	3,155
Deferred income taxes	22,155	22,356
Deferred compensation liability	15,233	13,132
Earnout liabilities	54,556	12,604
Other long-term liabilities	290	1,367
Total long-term liabilities	378,636	202,440
Total liabilities	477,196	309,575
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,740,284 and 20,684,621 shares issued and outstanding as of September 28, 2025 and March 30, 2025, respectively	207	207
Additional paid-in capital	27,261	24,094
Retained earnings	478,309	434,259
Accumulated other comprehensive income	1,191	1,732
Total shareholders’ equity	506,968	460,292
Total liabilities and shareholders’ equity	$984,164	$769,867
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales	$280,434	$247,029	$573,706	$502,908
Cost of sales	(212,791)	(186,807)	(433,701)	(378,031)
Gross profit	67,643	60,222	140,005	124,877
Selling, general and administrative expenses	(33,703)	(26,477)	(64,732)	(51,341)
Operating income	33,940	33,745	75,273	73,536
Interest expense, net	(3,832)	(1,427)	(7,101)	(2,690)
Other income	721	673	1,663	832
Income before income taxes	30,829	32,991	69,835	71,678
Income tax expense	(8,231)	(8,873)	(18,062)	(18,681)
Net income	$22,598	$24,118	$51,773	$52,997

Weighted average number of shares outstanding - basic	20,737,743	20,757,397	20,727,614	20,786,938
Weighted average number of shares outstanding - diluted	20,845,744	20,860,418	20,837,595	20,898,641

Basic earnings per share	$1.09	$1.16	$2.50	$2.55
Diluted earnings per share	$1.08	$1.16	$2.48	$2.54

Cash dividends declared per common share	$0.19	$0.18	$0.37	$0.34
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$22,598	$24,118	$51,773	$52,997
Other comprehensive income, net of tax:
Unrealized loss on interest rate swap	(217)	(1,330)	(541)	(1,436)
Total comprehensive income	$22,381	$22,788	$51,232	$51,561
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 30, 2025	20,684,621	$207	$24,094	$434,259	$1,732	$460,292
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,754)	—	(3,754)
Share-based compensation expense	—	—	2,212	—	—	2,212
Vesting of restricted stock	61,819	—	(1)	—	—	(1)
Shares surrendered for payroll taxes	(28,590)	—	(3,028)	—	—	(3,028)
Other comprehensive income, net of tax	—	—	—	—	(324)	(324)
Net income	—	—	—	29,175		29,175
BALANCE — June 29, 2025	20,717,850	$207	$23,277	$459,680	$1,408	$484,572
Cash dividends declared and paid ($0.19 per share)	—	—	—	(3,969)	—	(3,969)
Share-based compensation expense	—	—	2,375	—	—	2,375
Vesting of restricted stock	6,734	—	—	—	—	—
ESPP shares issued	15,700	—	1,609	—	—	1,609
Other comprehensive income, net of tax	—	—	—	—	(217)	(217)
Net income	—	—	—	22,598	—	22,598
BALANCE — September 28, 2025	20,740,284	$207	$27,261	$478,309	$1,191	$506,968
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2024	20,790,261	$208	$38,154	$364,549	$3,115	$406,026
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,358)	—	(3,358)
Share-based compensation expense	—	—	1,467	—	—	1,467
Vesting of restricted stock	83,658	1	(1)	—	—	—
Shares surrendered for payroll taxes	(34,047)	(1)	(2,540)	—	—	(2,541)
Shares repurchased	(105,541)	(1)	(9,148)	—	—	(9,149)
Other comprehensive income, net of tax	—	—	—	—	(106)	(106)
Net income	—	—	—	28,879	—	28,879
BALANCE — June 30, 2024	20,734,331	$207	$27,932	$390,070	$3,009	$421,218
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,763)	—	(3,763)
Share-based compensation expense	—	—	1,832	—	—	1,832
Vesting of restricted stock	10,647	—	—	—	—	—
ESPP shares issued	21,786	1	1,296	—	—	1,297
Other comprehensive income, net of tax	—	—	—	—	(1,330)	(1,330)
Net income	—	—	—	24,118	—	24,118
BALANCE — September 29, 2024	20,766,764	$208	$31,060	$410,425	$1,679	$443,372
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	September 28, 2025	September 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,773	$52,997
Reconciliation to cash flows:
Depreciation and amortization	25,553	19,256
Change in fair value of earnout liabilities	(1,048)	684
Operating leases	1,881	1,607
Gain on deferred compensation assets	(1,664)	(833)
Stock compensation expense	4,587	3,299
Other	8	(32)
Changes in operating accounts providing (using) cash:
Trade receivables	5,140	616
Inventories	(5,196)	(6,403)
Accounts payable	(11,013)	(4,218)
Accrued liabilities	(4,209)	(7,285)
Lease liabilities	(1,897)	(1,624)
Income taxes	4,082	341
Other	3,034	811
Net cash provided by operating activities	71,031	59,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(24,342)	(21,286)
Acquisitions	(162,508)	(25,400)
Other	1,037	357
Net cash used in investing activities	(185,813)	(46,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(7,723)	(7,121)
New shares issued	1,609	1,297
Payroll taxes paid in exchange for shares withheld	(3,028)	(2,541)
Shares repurchased	—	(9,149)
Payments on revolving loan	(40,000)	(40,000)
Payments for debt issuance costs	(764)	—
Proceeds from revolving loan borrowings	170,000	45,000
Net cash provided by (used in) financing activities	120,094	(12,514)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,312	373
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,103	7,153
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,415	$7,526

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$13,980	$18,340
Cash paid for interest	$7,182	$2,923
Noncash investing activities - capital expenditures in accounts payable	$1,568	$1,094
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2025, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended September 28, 2025 are not necessarily indicative of the results that may be expected for the full year.
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
Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2025, previously filed with the SEC. There have been no significant change in our accounting policies since the end of fiscal 2025.
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

"One Big Beautiful Bill Act"
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act included changes to U.S. tax law that were effective for us beginning with our quarter ending September 28, 2026. These changes included provisions allowing retroactive accelerated tax deductions for qualified property that resulted in an insignificant tax benefit for fiscal 2025 and are expected to have a similar impact in fiscal 2026.
Note 2 — Acquisitions
General
We generally pursue business combinations to strengthen our position in existing markets, increase our market share and product offerings and expand into new markets. Acquisitions are accounted for under the acquisition method of accounting. For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill, which generally represents the combined value of our existing resources with the organizational talent of the acquired companies’ respective management teams to maximize efficiencies, market share growth and overall financial performance. For each acquisition, we complete our allocation of purchase price to the fair values of acquired assets and liabilities within a one-year measurement period.
For each acquisition completed in fiscal 2025 and fiscal 2026, the results of operations since the acquisition date and the assets are included in our Water Treatment segment, with the exception of one immaterial acquisition in the second quarter of fiscal 2026 that was in our Food & Health Sciences segment. Costs associated with each acquisition were not material and were expensed as incurred.
Fiscal 2026 Acquisitions
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

The total purchase price, including the estimated $43.0 million earnout liability, was preliminarily allocated as follows: $75.0 million to customer relationships, to be amortized over 15 years; $6.2 million to trade names, to be amortized over 15 years; $13.0 million to technology, to be amortized over 8 years; $82.6 million to goodwill; $13.2 million to property, plant and equipment; and the remaining amount of $2.9 million to net working capital. During the three months ended September 28, 2025, a measurement period adjustment was finalized related to the acquisition of WaterSurplus. The initial accounting was provisional, and the final fair value of identified contract assets was higher than initially estimated. The total adjustment increased the carrying amount of contract assets by $1.4 million and decreased the carrying amount of goodwill by $1.4 million. The measurement period adjustment had no impact on the condensed consolidated statements of income for the three months ended September 28, 2025. The goodwill recognized as a result of this acquisition is expected to be deductible for tax purposes. The purchase price allocation is not yet complete due to the timing of the acquisition. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

The following pro forma information has been prepared as if the WaterSurplus acquisition and the borrowing that financed the acquisition had occurred as of the beginning of the earliest fiscal period presented. The unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition occurred at the beginning of each fiscal year, nor is it indicative of our future operational results.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Pro forma sales	$280,434	$254,948	$575,861	$518,621
Pro forma net income	$22,598	$21,593	$51,764	$48,161

Pro forma basic earnings per share	$1.09	$1.04	$2.50	$2.32
Pro forma diluted earnings per share	$1.08	$1.04	$2.48	$2.31
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
Sales of WaterSurplus of $5.7 million for the three months ended September 28, 2025 and $17.9 million for the six months ended September 28, 2025 were included in our condensed consolidated statements of income. Operating loss of WaterSurplus of $2.3 million for the three months ended September 28, 2025 and $0.2 million for the six months ended September 28, 2025 was also included in our condensed consolidated statements of income.
Inclusive of four additional immaterial acquisitions not discussed above, total cash consideration for the acquisitions completed in the six months ended September 28, 2025 was $162.5 million.
Fiscal 2025 Acquisitions
We completed four acquisitions in fiscal 2025, including the previously announced acquisitions shown below.
Amerochem Corporation was acquired on January 31, 2025 for $44.0 million. Located in North Carolina, Amerochem distributed water treatment chemicals and equipment to its customers located primarily in North Carolina.
Waterguard, Inc. was acquired on October 31, 2024 for $18.0 million. Located in North Carolina, Waterguard distributed water treatment chemicals and equipment to its customers located primarily in North Carolina.
Intercoastal Trading, Inc. was acquired on June 3, 2024 for $22.0 million. Located in Maryland, Intercoastal Trading distributed water treatment chemicals and equipment to its customers in Maryland, Delaware, and Virginia.
Inclusive of one immaterial acquisition not discussed above, total cash consideration for the 2025 acquisitions completed in the six months ended September 29, 2024 was $25.4 million.
Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. The following tables disaggregate external customer net sales by major revenue stream as reviewed internally for the three and six months ended September 28, 2025 and September 29, 2024:

	Three months ended September 28, 2025
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$137,516	$—	$43,467	$180,983
Bulk products (2)	12,283	—	11,745	24,028
Nutrition	—	33,412	—	33,412
Food	—	24,548	—	24,548
Pharmaceutical	—	6,670	—	6,670
Agricultural	—	7,662	—	7,662
Other	1,109	622	1,400	3,131
Total external customer sales	$150,908	$72,914	$56,612	$280,434

	Three months ended September 29, 2024
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$113,529	$—	$38,766	$152,295
Bulk products (2)	9,753	—	11,100	20,853
Nutrition	—	32,447	—	32,447
Food	—	25,902	—	25,902
Pharmaceutical	—	6,095	—	6,095
Agricultural	—	6,306	—	6,306
Other	1,246	652	1,233	3,131
Total external customer sales	$124,528	$71,402	$51,099	$247,029

	Six months ended September 28, 2025
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended or repackaged products (1)	$273,863	$—	$84,785	$358,648
Bulk products (2)	24,251	—	23,589	47,840
Nutrition	—	68,748	—	68,748
Food	—	50,625	—	50,625
Pharmaceutical	—	12,227	—	12,227
Agricultural	—	29,132	—	29,132
Other	2,360	1,359	2,767	6,486
Total external customer sales	$300,474	$162,091	$111,141	$573,706

	Six months ended September 29, 2024
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended or repackaged products (1)	$218,535	$—	$79,114	$297,649
Bulk products (2)	20,672	—	22,774	43,446
Nutrition	—	67,772	—	67,772
Food	—	52,418	—	52,418
Pharmaceutical	—	11,768	—	11,768
Agricultural	—	23,299	—	23,299
Other	2,497	1,238	2,821	6,556
Total external customer sales	$241,704	$156,495	$104,709	$502,908
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
Basic and diluted EPS were calculated using the following:

	Three Months Ended		Six Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Weighted-average common shares outstanding—basic	20,737,743	20,757,397	20,727,614	20,786,938
Dilutive impact of performance units and restricted stock	108,001	103,021	109,981	111,703
Weighted-average common shares outstanding—diluted	20,845,744	20,860,418	20,837,595	20,898,641
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
The earnout liabilities recorded in conjunction with the acquisitions of Water Solutions Unlimited, Inc. ("Water Solutions") (acquired during fiscal 2024) and WaterSurplus are based upon achieving certain targets. The Water Solutions earnout is based on a target of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) in year three of the acquisition. The earnout liability was valued based upon a risk-neutral pricing analysis within a Monte Carlo simulation framework, which is a Level 3 input. The WaterSurplus earnout liability is based on a target of accumulated gross profit for the first five years of the acquisition. The earnout liability was discounted and recorded at the present value of the anticipated, maximum payout amount, which is a Level 3 input. The earnout liabilities are adjusted to fair value at each reporting date until settled. Changes in fair value are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Income.
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of September 28, 2025 and March 30, 2025.
 0

(In thousands)		September 28, 2025	March 30, 2025
Assets
Deferred compensation plan assets	Level 1	$14,504	$11,723
Interest rate swap	Level 2	$1,631	$2,373
Liabilities
WaterSurplus earnout liability	Level 3	$43,892	$—
Water Solutions earnout liability	Level 3	$10,664	$12,604

The changes in the earnout liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earnout liability at March 30, 2025		$12,604
Addition for acquisition of WaterSurplus	Level 3	$43,000
Fair value adjustments to WaterSurplus earnout liability	Level 3	$892
Fair value adjustments to Water Solutions earnout liability	Level 3	$(1,940)
Earnout liability at September 28, 2025		$54,556
Note 6 – Inventories
Inventories at September 28, 2025 and March 30, 2025 consisted of the following:

	September 28, 2025	March 30, 2025
(In thousands)
Inventory (FIFO basis)	$116,683	$106,357
LIFO reserve	(23,778)	(22,845)
Net inventory	$92,905	$83,512
We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our condensed consolidated statements of income.
Note 7 – Goodwill and Intangible Assets
The carrying amounts of goodwill for each of our three reportable segments were as follows:

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Balance as of March 30, 2025	$83,968	$46,149	$5,292	$135,409
Addition due to acquisitions	86,014	722	—	86,736
Balance as of September 28, 2025	$169,982	$46,871	$5,292	$222,145
The following is a summary of our identifiable intangible assets as of September 28, 2025 and March 30, 2025:

	September 28, 2025			March 30, 2025
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$279,954	$(65,944)	$214,010	$198,364	$(57,311)	$141,053
Trademarks and trade names	$21,622	$(8,454)	$13,168	$14,970	$(7,368)	$7,602
Other finite-life intangible assets	17,472	(4,800)	12,672	4,410	(4,171)	239
Total finite-life intangible assets	319,048	(79,198)	239,850	217,744	(68,850)	148,894
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$320,275	$(79,198)	$241,077	$218,971	$(68,850)	$150,121
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
Borrowings under the Revolving Loan Facility bear interest at a variable rate based on term SOFR plus a margin. We have an interest rate swap in place to manage the risk associated with a portion of our variable-rate debt. The notional amount of the swap agreement is $60 million. At September 28, 2025, the effective interest rate on our borrowings was 5.1%.
Debt at September 28, 2025 and March 30, 2025 consisted of the following:

	September 28, 2025	March 30, 2025

(In thousands)
Senior secured revolving loan	$279,000	$149,000
Less: unamortized debt issuance costs	(860)	(181)
Total debt, net of debt issuance costs	278,140	148,819
Less: current portion of long-term debt	(9,812)	(9,913)
Total long-term debt	$268,328	$138,906

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2022 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was approximately 27% for both the three months ended September 28, 2025 and September 29, 2024, and approximately 26% for both the six months ended September 28, 2025 and September 29, 2024. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Note 10 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2026 and fiscal 2025. These performance-based arrangements provide for the grant of performance-based restricted stock units under our 2019 Equity Incentive Plan (the "2019 Plan") that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 58,353 shares in the aggregate for fiscal 2026. The restricted shares issued, if any, will fully vest approximately two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the six months ended September 28, 2025:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	137,247	$61.49
Granted	61,418	119.67
Vested	(61,819)	43.06
Unvested at end of period	136,846	$95.93
We recorded compensation expense related to performance share units and restricted stock of $1.9 million for the three months ended September 28, 2025 and $1.5 million for the three months ended September 29, 2024. We recorded compensation expense related to performance share units and restricted stock of $3.6 million for the six months ended September 28, 2025 and $2.6 million for the six months ended September 29, 2024. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are under our 2019 Plan and are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of September 28, 2025, there were 4,396 shares of restricted stock with an average grant date fair value of $159.16 outstanding under this program. Compensation expense related to restricted stock awards to the Board was $0.2 million for both the three months ended September 28, 2025 and September 29, 2024. Compensation expense related to restricted stock awards to the Board was $0.3 million for both the six months ended September 28, 2025 and September 29, 2024.

During the three months ended September 28, 2025, certain employees from the WaterSurplus acquisition received restricted stock awards under the 2019 Plan, primarily to incentivize their continued service. The restricted stock awards will be expensed over a three-year vesting period, based on the market value on the date of grant. As of September 28, 2025, there were 8,713 shares of restricted stock with an average grant date fair value of $142.10 outstanding under this program. Compensation expense related to restricted stock awards to certain WaterSurplus employees was $0.1 million for the three and six months ended September 28, 2025 and none for the three and six months ended September 29, 2024.
Note 11 – Share Repurchase Program
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three and six months ended September 28, 2025, no shares were repurchased. During the three months ended September 29, 2024, no shares were repurchased, and during the six months ended September 29, 2024, we repurchased 105,541 shares at an aggregate purchase price of $9.1 million. As of September 28, 2025, 731,544 shares remained available to be repurchased under the share repurchase program.
Note 12 – Commitments and Contingencies
Environmental Remediation. In the fourth quarter of fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, MN facility during our expansion project. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expense related to the remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of financial impact related to any such unknown issues. No expenses were charged against this liability during both the three and six months ended September 28, 2025 and September 29, 2024.
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
•Our Food & Health Sciences segment specializes in processing and formulation solutions as well as ingredient distribution to manufacturers in the nutrition, food, pharmaceutical, and agricultural markets. This segment offers a diverse product portfolio including base chemistry, acid based reactions, minerals, vitamins and amino acids, excipients, botanicals and herbs, sweeteners and enzymes, fertilizers, and food-grade and pharmaceutical salts and ingredients.
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
Summarized financial information for our reportable segments is presented and reconciled to consolidated financial information in the following tables:

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Three months ended September 28, 2025:
Sales	$150,908	$72,914	$56,612	$280,434
Cost of sales - materials	88,814	53,153	45,131	187,098
Cost of sales - operational overhead	18,833	4,280	2,580	25,693
Gross profit	43,261	15,481	8,901	67,643
Selling, general, and administrative expenses	22,071	8,084	3,548	33,703
Operating income	21,190	7,397	5,353	33,940
Interest expense, net				(3,832)
Other income				721
Income tax expense				(8,231)
Net income				22,598
Identifiable assets*	569,338	247,644	135,082	952,064
Capital expenditures	7,033	1,774	1,991	10,798
Depreciation and amortization	7,854	3,214	2,194	13,262
Three months ended September 29, 2024:
Sales	$124,528	$71,402	$51,099	$247,029
Cost of sales - materials	71,264	51,054	40,305	162,623
Cost of sales - operational overhead	17,336	4,283	2,565	24,184
Gross profit	35,928	16,065	8,229	60,222
Selling, general, and administrative expenses	15,825	7,456	3,196	26,477
Operating income	20,103	8,609	5,033	33,745
Interest expense, net				(1,427)
Other income				673
Income tax expense				(8,873)
Net income				24,118
Identifiable assets*	292,017	239,639	130,091	661,747
Capital expenditures	5,428	2,421	2,788	10,637
Depreciation and amortization	4,693	3,122	2,112	9,927

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Six months ended September 28, 2025:
Sales	$300,474	$162,091	$111,141	$573,706
Cost of sales - materials	177,973	118,967	87,979	384,919
Cost of sales - operational overhead	35,493	8,295	4,994	48,782
Gross profit	87,008	34,829	18,168	140,005
Selling, general, and administrative expenses	41,156	16,465	7,111	64,732
Operating income	45,852	18,364	11,057	75,273
Interest expense, net				(7,101)
Other income				1,663
Income tax expense				(18,062)
Identifiable assets*
Capital expenditures	14,593	4,787	4,962	24,342
Depreciation and amortization	14,758	6,414	4,381	25,553
Six months ended September 29, 2024:
Sales	$241,704	$156,495	$104,709	$502,908
Cost of sales - materials	137,261	112,601	82,246	332,108
Cost of sales - operational overhead	33,307	7,926	4,690	45,923
Gross profit	71,136	35,968	17,773	124,877
Selling, general, and administrative expenses	29,904	14,821	6,616	51,341
Operating income	41,232	21,147	11,157	73,536
Interest expense, net				(2,690)
Other income				832
Income tax expense				(18,681)
Identifiable assets*
Capital expenditures	11,549	4,582	5,155	21,286
Depreciation and amortization	8,864	6,211	4,181	19,256
*Unallocated assets not included, consisting primarily of cash and cash equivalents, prepaid expenses, and non-qualified deferred compensation plan assets of $32.1 million at September 28, 2025 and $28.0 million at September 29, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 28, 2025 as compared to the similar period ended September 29, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 30, 2025.
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
Business Acquisitions
We completed the following acquisitions in fiscal 2025 and the first half of fiscal 2026. The results of operations since the date of each acquisition and the assets, including goodwill associated with these acquisitions, are included in our Water Treatment segment with the exception of the MakWood lactate business which is shown in our Food & Health Sciences segment. Certain acquisitions discussed below are not included in Note 2 to our Condensed Consolidated Financial Statements as they were not deemed to be material enough to warrant disclosure.
•On August 29, 2025, we acquired substantially all the assets and assumed certain liabilities of StillWaters Technology, Inc. ("StillWaters") for $4.3 million. StillWaters distributes water treatment chemicals and equipment for its customers in Alabama.
•On July 2, 2025, we acquired the lactate business of MakWood, Inc. for $1.9 million. We had previously been party to a Distribution Agreement with MakWood for certain lactate products under the Mak Lak trade name. This acquisition agreement terminated the Distribution Agreement, and resulted in our acquisition of the lactate distribution business, including the customer list and associated brand name.
•On July 1, 2025, we acquired substantially all the assets and assumed certain liabilities of PhillTech, LLC ("PhillTech") for $5.0 million. PhillTech is located in Courtland, AL, and manufactures and distributes coagulants and corrosion control products for its water treatment customers.
•On June 13, 2025, we acquired substantially all the assets and assumed certain liabilities of Hendrickson and Polymer Tech (collectively, "Hendrickson") for approximately $1.5 million. Hendrickson distributed water treatment chemicals and equipment to its customers via direct shipments from suppliers.
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
The aggregate annual revenue of these nine businesses acquired in fiscal 2025 and fiscal 2026 totaled approximately $106 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

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
Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three Months Ended		Six Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(75.9)%	(75.6)%	(75.6)%	(75.2)%
Gross profit	24.1%	24.4%	24.4%	24.8%
Selling, general and administrative expenses	(12.0)%	(10.7)%	(11.3)%	(10.2)%
Operating income	12.1%	13.7%	13.1%	14.6%
Interest expense, net	(1.4)%	(0.6)%	(1.2)%	(0.5)%
Other income	0.3%	0.3%	0.3%	0.2%
Income before income taxes	11.0%	13.4%	12.2%	14.3%
Income tax expense	(2.9)%	(3.6)%	(3.1)%	(3.7)%
Net income	8.1%	9.8%	9.1%	10.6%
Three Months Ended September 28, 2025 Compared to Three Months Ended September 29, 2024
Sales
Sales were $280.4 million for the three months ended September 28, 2025, an increase of $33.4 million, or 14%, from sales of $247.0 million in the same period a year ago. All of our segments contributed to the year-over-year growth, with both our Water Treatment and Industrial Solutions segments reporting double-digit growth.
Water Treatment Segment. Water Treatment segment sales increased $26.4 million, or 21%, to $150.9 million for the three months ended September 28, 2025, from sales of $124.5 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 8% of sales dollars in both the current quarter and in the same period a year ago. Sales increased as a result of $23 million of added sales from acquired businesses as well as increased organic sales volumes and improved pricing on certain products.
Food & Health Sciences Segment. Food & Health Sciences segment sales increased $1.5 million, or 2%, to $72.9 million for the three months ended September 28, 2025, from sales of $71.4 million in the same period a year ago. Sales increased primarily as result of increased sales volumes of our agricultural products as well as increased sales of our health and nutrition products.
Industrial Solutions Segment. Industrial Solutions segment sales increased $5.5 million, or 11%, to $56.6 million for the three months ended September 28, 2025, from sales of $51.1 million in the same period a year ago. Sales of bulk commodity products in the Industrial Solutions segment were approximately 21% of sales dollars in the current quarter and 22% in the same period a year ago. Sales increased primarily as a result of increased sales volumes of certain of our manufactured, blended and repackaged products.
Gross Profit
Gross profit increased $7.4 million, or 12%, to $67.6 million, or 24% of sales, for the three months ended September 28, 2025, from $60.2 million, or 24% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.3 million, primarily due to a projected increase in certain commodity volumes and costs at year-end. In the same period a year ago, the LIFO reserve was unchanged and therefore had no impact on gross profit.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $7.4 million, or 20%, to $43.3 million, or 29% of sales, for the three months ended September 28, 2025, from $35.9 million, or 29% of sales, in the same period a year ago. Gross profit increased primarily as a result of increased sales from our acquired businesses as well as increased organic sales.
Food & Health Sciences Segment. Gross profit for the Food & Health Sciences segment decreased $0.6 million, or 4%, to $15.5 million, or 21% of sales, for the three months ended September 28, 2025, from $16.1 million, or 22% of sales, in the same period a year ago. Gross profit decreased primarily as a result of lower selling prices as a result of competitive pricing pressures.
Industrial Solutions Segment. Gross profit for the Industrial Solutions segment increased $0.7 million, or 9%, to $8.9 million, or 16% of sales, for the three months ended September 28, 2025, from $8.2 million, or 16% of sales, in the same period a year ago. Gross profit increased as a result of the increase in sales.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $7.2 million, or 27%, to $33.7 million, or 12% of sales, for the three months ended September 28, 2025, from $26.5 million, or 11% of sales, in the same period a year ago. Expenses increased largely due to $5.6 million in added costs from the acquired businesses in our Water Treatment segment, including amortization of intangibles of $2.5 million and $0.5 million of fair value accretion on earnout liabilities. SG&A expenses also increased due to increases in other variable costs, including variable pay and other personnel costs.
Operating Income
Operating income increased $0.2 million, or 1%, to $33.9 million, or 12% of sales, for the three months ended September 28, 2025, from $33.7 million, or 14% of sales, in the same period a year ago due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense increased $2.4 million to $3.8 million for the three months ended September 28, 2025 compared to $1.4 million in the same period a year ago. Interest expense increased due to increased borrowings in the current quarter, primarily to fund the acquisition of WaterSurplus.
Other Income
Other income was $0.7 million for the three months ended September 28, 2025 and the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision
Our effective income tax rate was approximately 27% the three months ended September 28, 2025 and for the same period a year ago. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is expected to be approximately 26% to 27%.

Six Months Ended September 28, 2025 Compared to Six Months Ended September 29, 2024
Sales
Sales were $573.7 million for the six months ended September 28, 2025, an increase of $70.8 million, or 14%, from sales of $502.9 million in the same period a year ago. Each of our segments contributed to the year-over-year growth, with our Water Treatment segment showing 24% growth.
Water Treatment Segment. Water Treatment segment sales increased $58.8 million, or 24%, to $300.5 million for the six months ended September 28, 2025, from sales of $241.7 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 8% of sales dollars in the current period and 9% in the same period a year ago. Sales increased as a result of $52 million of added sales from acquired businesses as well as increased organic sales volumes and improved pricing on certain of our products.
Food & Health Sciences. Food & Health Sciences sales increased $5.6 million or 4%, to $162.1 million for the six months ended September 28, 2025, from sales of $156.5 million in the same period a year ago. Sales of our agricultural products increased $5.8 million due to increased volumes, partially offset by declines in some of our other product lines as a result of lower selling prices driven by competitive pricing pressures.
Industrial Solutions Segment. Industrial Solutions segment sales increased $6.4 million, or 6%, to $111.1 million for the six months ended September 28, 2025, from sales of $104.7 million in the same period a year ago. Sales of bulk commodity products in the Industrial Solutions segment were approximately 21% of sales dollars in the current period and 22% in the same period a year ago. Sales increased primarily as a result of increased sales of certain of our manufactures, blended and repackaged products.
Gross Profit
Gross profit increased $15.1 million, or 12%, to $140.0 million, or 24% of sales, for the six months ended September 28, 2025, from $124.9 million, or 25% of sales, in the same period a year ago. During the current period, the LIFO reserve increased, and gross profit decreased, by $0.9 million due primarily to a projected increase in certain commodity volumes and costs at year end. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.4 million.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $15.9 million, or 22%, to $87.0 million, or 29% of sales, for the six months ended September 28, 2025, from $71.1 million, or 29% of sales, in the same period a year ago. Gross profit increased primarily as a result of increased sales from our acquired businesses, as well as increased organic sales.
Food & Health Sciences. Gross profit for the Food & Health Sciences segment decreased $1.1 million, or 3% to $34.8 million, or 21% of sales, for the six months ended September 28, 2025, from $36.0 million, or 23% of sales, in the same period a year ago. Gross profit decreased primarily as a result of lower selling prices resulting from competitive pricing pressures.
Industrial Solutions Segment. Gross profit for our Industrial Solutions segment increased $0.4 million, or 2%, to $18.2 million, or 16% of sales, for the six months ended September 28, 2025, from $17.8 million, or 17% of sales, in the same period a year ago. Gross profit increased as a result of the increase in sales.
Selling, General and Administrative Expenses
SG&A expenses increased $13.4 million, or 26%, to $64.7 million, or 11% of sales, for the six months ended September 28, 2025, from $51.3 million, or 10% of sales, in the same period a year ago. Expenses increased largely due to $10.4 million in added costs from the acquired businesses in our Water Treatment segment, including amortization of intangibles of $4.5 million, fair value accretion on earnout liability of $0.9 million, and $0.7 million of acquisition costs. In addition, a year-over-year increase of $0.8 million in compensation expense related to our non-qualified deferred compensation plan increased SG&A expenses, with the offset in Other Income. In the current year, we recorded a reduction to SG&A expense of $1.9 million related to fair value accretion previously recorded on the Water Solutions earnout due to a change in projections. SG&A expenses also increased due to increases in other variable costs, including variable pay and personnel costs
Operating Income
Operating income increased $1.8 million, or 2%, to $75.3 million, or 13% of sales, for the six months ended September 28, 2025, from $73.5 million, or 15% of sales, in the same period a year ago due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense increased $4.4 million to $7.1 million for the six months ended September 28, 2025, from $2.7 million in the same period a year ago. Interest expense increased due to an increase in outstanding borrowings in the current year, primarily to fund the acquisition of WaterSurplus.
Other Income
Other income was $1.7 million for the six months ended September 28, 2025 compared to $0.8 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision
Our effective income tax rate was 26% for both the six months ended September 28, 2025 and the same period a year ago. The effective tax rate for both the six months ended September 28, 2025 and the same period a year ago were impacted by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26% to 27%.
Liquidity and Capital Resources
Cash was $10.4 million at September 28, 2025, an increase of $5.3 million as compared with the $5.1 million available as of March 30, 2025.
Cash provided by operating activities was $71.0 million for the six months ended September 28, 2025, compared to cash provided by operating activities of $59.2 million in the same period a year ago. The year-over-year increase in cash provided by operating activities in the current period was primarily driven by favorable year-over-year changes in trade receivables compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.
Cash used in investing activities was $185.8 million for the six months ended September 28, 2025, compared to $46.3 million in the same period a year ago. In the current period, we incurred acquisition spending of $162.5 million, including the acquisition of WaterSurplus for approximately $149.9 million paid at closing. Capital expenditures were $24.3 million for the current period, compared to $21.3 million in the same period a year ago. In the current period, we had more investments in transportation equipment, resulting in an increase in overall capital expenditures compared to the prior year.
Cash provided by financing activities was $120.1 million for the six months ended September 28, 2025, compared to $12.5 million of cash used in financing activities in the same period a year ago. Included in financing activities in the current period were net debt borrowings of $130.0 million, compared to net debt borrowings of $5.0 million in the same period a year ago. We drew approximately $150 million of the proceeds from the Revolving Loan Facility for the acquisition of WaterSurplus. In addition, we repurchased no common stock in the current period, compared to $9.1 million in the same period of the prior year.
We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the three and six months ended September 28, 2025, we repurchased no shares of common stock. During the three months ended September 29, 2024, we repurchased no shares of common stock and during the six months ended September 29, 2024, we repurchased 105,541 shares of common stock with an aggregate purchase price of $9.1 million. As of September 28, 2025, 731,544 shares remained available to be repurchased under the share repurchase program.
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
Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 1.0% and 1.85%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.85%, depending on our leverage ratio. At September 28, 2025, the effective interest rate on our borrowings was 5.1%.
In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.
Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of September 28, 2025, the unamortized balance of these costs was $0.9 million, and is reflected as a reduction of debt on our balance sheet.
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
We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of September 28, 2025 and expect to remain in compliance with all covenants for the next 12 months.
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
We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million, and it will terminate on May 1, 2027. As of September 28, 2025, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.5 million.
Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 28, 2025. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock, initially approved on May 29, 2014 and subsequently amended from time to time. The repurchase plan has no expiration date. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not repurchase any shares of our common stock during the three months ended September 28, 2025. The following table sets forth information concerning purchases of our common stock for the three months ended September 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
06/30/2025-07/27/2025	—	$—	—	731,544
07/28/2025-08/24/2025	—	—	—	731,544
08/25/2025-09/28/2025	—	—	—	731,544
Total	—		—
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.        OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 28, 2025.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
10.1	Third Amendment to Second Amended and Restated Credit Agreement dated as of October 15, 2025, among Hawkins, Inc., U.S. Bank National Association, and certain financial institutions.	Filed Electronically
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 28, 2025 filed with the SEC on October 29, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at September 28, 2025 and March 30, 2025, (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 28, 2025 and September 29, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 28, 2025 and September 29, 2024, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and six months ended September 28, 2025 and September 29, 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended September 28, 2025 and September 29, 2024, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information set forth in Part II, Item 5.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically
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
Jeffrey P. Oldenkamp
Executive Vice President and Chief Financial Officer
(On behalf of the registrant as a duly authorized officer and as principal financial and accounting officer)
Dated: October 29, 2025