Form 10-Q
period 2025-12-28
HAWKINS INC
filed 2026-01-28
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at January 23, 2026
Common Stock, par value $.01 per share	20,902,093

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	December 28, 2025	March 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,209	$5,103
Trade accounts receivables, net	123,742	131,795
Inventories	85,933	83,512
Income taxes receivable	—	2,864
Prepaid expenses and other current assets	10,319	7,417
Total current assets	228,203	230,691
PROPERTY, PLANT, AND EQUIPMENT:	468,594	420,953
Less accumulated depreciation	215,610	195,667
Net property, plant, and equipment	252,984	225,286
OTHER ASSETS:
Right-of-use assets	17,598	13,449
Goodwill	223,035	135,409
Intangible assets, net of accumulated amortization	238,381	150,121
Deferred compensation plan asset	14,250	11,185
Other	2,075	3,726
Total other assets	495,339	313,890
Total assets	$976,526	$769,867
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$46,384	$61,195
Accrued payroll and employee benefits	20,814	19,659
Income tax payable	1,986	—
Current portion of long-term debt	9,812	9,913
Environmental remediation	7,700	7,700
Other current liabilities	10,459	8,668
Total current liabilities	97,155	107,135
LONG-TERM LIABILITIES:
Long-term debt, less current portion	253,375	138,906
Long-term lease liability	15,100	10,920
Pension withdrawal liability	2,862	3,155
Deferred income taxes	22,061	22,356
Deferred compensation liability	15,829	13,132
Earnout liabilities	50,837	12,604
Other long-term liabilities	401	1,367
Total long-term liabilities	360,465	202,440
Total liabilities	457,620	309,575
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,740,284 and 20,684,621 shares issued and outstanding as of December 28, 2025 and March 30, 2025, respectively	207	207
Additional paid-in capital	29,112	24,094
Retained earnings	488,652	434,259
Accumulated other comprehensive income	935	1,732
Total shareholders’ equity	518,906	460,292
Total liabilities and shareholders’ equity	$976,526	$769,867
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three months ended		Nine months ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Sales	$244,080	$226,205	$817,786	$729,113
Cost of sales	(193,267)	(177,781)	(626,968)	(555,812)
Gross profit	50,813	48,424	190,818	173,301
Selling, general and administrative expenses	(28,257)	(27,361)	(92,989)	(78,702)
Operating income	22,556	21,063	97,829	94,599
Interest expense, net	(3,434)	(1,216)	(10,535)	(3,906)
Other income	459	436	2,122	1,268
Income before income taxes	19,581	20,283	89,416	91,961
Income tax expense	(5,269)	(5,262)	(23,331)	(23,943)
Net income	$14,312	$15,021	$66,085	$68,018

Weighted average number of shares outstanding - basic	20,740,284	20,766,764	20,731,837	20,780,213
Weighted average number of shares outstanding - diluted	20,843,980	20,875,387	20,850,721	20,902,456

Basic earnings per share	$0.69	$0.72	$3.19	$3.27
Diluted earnings per share	$0.69	$0.72	$3.17	$3.25

Cash dividends declared per common share	$0.19	$0.18	$0.56	$0.52
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended		Nine months ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net income	$14,312	$15,021	$66,085	$68,018
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(256)	629	(797)	(807)
Total comprehensive income	$14,056	$15,650	$65,288	$67,211
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 30, 2025	20,684,621	$207	$24,094	$434,259	$1,732	$460,292
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,754)	—	(3,754)
Share-based compensation expense	—	—	2,212	—	—	2,212
Vesting of restricted stock	61,819	—	(1)	—	—	(1)
Shares surrendered for payroll taxes	(28,590)	—	(3,028)	—	—	(3,028)
Other comprehensive loss, net of tax	—	—	—	—	(324)	(324)
Net income	—	—	—	29,175	—	29,175
BALANCE — June 29, 2025	20,717,850	$207	$23,277	$459,680	$1,408	$484,572
Cash dividends declared and paid ($0.19 per share)	—	—	—	(3,969)	—	(3,969)
Share-based compensation expense	—	—	2,375	—	—	2,375
Vesting of restricted stock	6,734	—	—	—	—	—
ESPP shares issued	15,700	—	1,609	—	—	1,609
Other comprehensive loss, net of tax	—	—	—	—	(217)	(217)
Net income	—	—	—	22,598	—	22,598
BALANCE — September 28, 2025	20,740,284	$207	$27,261	$478,309	$1,191	$506,968
Cash dividends declared and paid ($0.19 per share)	—	—	—	(3,969)	—	(3,969)
Share-based compensation expense	—	—	1,851	—	—	1,851
Other comprehensive loss, net of tax	—	—	—	—	(256)	(256)
Net income	—	—	—	14,312	—	14,312
BALANCE — December 28, 2025	20,740,284	$207	$29,112	$488,652	$935	$518,906

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 31, 2024	20,790,261	$208	$38,154	$364,549	$3,115	$406,026
Cash dividends declared and paid ($0.16 per share)	—	—	—	(3,358)	—	(3,358)
Share-based compensation expense	—	—	1,467	—	—	1,467
Vesting of restricted stock	83,658	1	(1)	—	—	—
Shares surrendered for payroll taxes	(34,047)	(1)	(2,540)	—	—	(2,541)
Shares repurchased	(105,541)	(1)	(9,148)	—	—	(9,149)
Other comprehensive income, net of tax	—	—	—	—	(106)	(106)
Net income	—	—	—	28,879	—	28,879
BALANCE — June 30, 2024	20,734,331	$207	$27,932	$390,070	$3,009	$421,218
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,763)	—	(3,763)
Share-based compensation expense	—	—	1,832	—	—	1,832
Vesting of restricted stock	10,647	—	—	—	—	—
ESPP shares issued	21,786	1	1,296	—	—	1,297
Other comprehensive income, net of tax	—	—	—	—	(1,330)	(1,330)
Net income	—	—	—	24,118	—	24,118
BALANCE — September 29, 2024	20,766,764	$208	$31,060	$410,425	$1,679	$443,372
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,764)	—	(3,764)
Share-based compensation expense	—	—	1,723	—	—	1,723
Other comprehensive income, net of tax	—	—	—	—	629	629
Net income	—	—	—	15,021	$—	15,021
BALANCE — December 29, 2024	20,766,764	$208	$32,783	$421,682	$2,308	$456,981
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	December 28, 2025	December 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,085	$68,018
Reconciliation to cash flows:
Depreciation and amortization	38,963	29,368
Change in fair value of earnout liabilities	(4,767)	1,027
Operating leases	2,921	2,557
Gain on deferred compensation assets	(2,122)	(1,268)
Stock compensation expense	6,438	5,022
Other	(35)	(4)
Changes in operating accounts providing (using) cash:
Trade receivables	12,811	6,157
Inventories	2,319	(5,682)
Accounts payable	(17,576)	(16,026)
Accrued liabilities	790	(1,698)
Lease liabilities	(2,780)	(2,565)
Income taxes	4,850	(2,636)
Other	(1,305)	(2,018)
Net cash provided by operating activities	106,592	80,252
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(38,663)	(30,008)
Acquisitions	(167,108)	(43,400)
Other	1,160	586
Net cash used in investing activities	(204,611)	(72,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(11,692)	(10,885)
New shares issued	1,609	1,297
Payroll taxes paid in exchange for shares withheld	(3,028)	(2,541)
Shares repurchased	—	(9,149)
Payments on revolving loan	(55,000)	(50,000)
Payments for debt issuance costs	(764)	—
Proceeds from revolving loan borrowings	170,000	65,000
Net cash provided by (used in) financing activities	101,125	(6,278)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,106	1,152
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,103	7,153
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,209	$8,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$18,481	$26,566
Cash paid for interest	$10,665	$4,208
Noncash investing activities - capital expenditures in accounts payable	$827	$1,152
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2025, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended December 28, 2025 are not necessarily indicative of the results that may be expected for the full year.
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
Effective beginning with the first quarter of fiscal 2026, we realigned our reporting segments to reflect how we manage our operations and allocate resources. We believe this realignment better reflects the value our company provides to our customers and our evolution from a bulk commodity distributor into a specialty ingredients company. We now organize and manage our business by the following three segments, each of which meets the definition of reportable segments under ASC 280-10, Segment Reporting: Water Treatment, Food & Health Sciences, and Industrial Solutions. These segments are defined primarily by product and type of customer. Information presented in this quarterly report has been recast to align with the new segments. Additional information regarding these new segments is set forth in Note 13 - Segment Information.
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
Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2025, previously filed with the SEC. There have been no significant changes in our accounting policies since the end of fiscal 2025.
Recently Issued Accounting Pronouncements
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU No.2023-09)
In December 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update No. 2023-09 to enhance the transparency and decision-usefulness of income tax disclosures and to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024, our fiscal 2026. The adoption of ASU No. 2023-09 is not expected to have a material impact on our consolidated financial statements but will require a lower level of disclosure in our Form 10-K for fiscal 2026 and in periodic reports thereafter.
Disaggregation of Income Statement Expenses (ASU No.2024-03)
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public entities to disclose, within the footnotes to the financial statements, disaggregated information about certain income statement expense captions, including disclosure of amounts for purchases of inventory, employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, our fiscal 2028, and interim periods within fiscal years beginning after December 15, 2027, our fiscal 2029, on a prospective basis, with early adoption and retrospective application permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statement disclosures in our Form 10-K for fiscal 2028 and periodic reports thereafter.

"One Big Beautiful Bill Act"
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act included changes to U.S. tax law that were effective for us beginning with our quarter ending September 28, 2025. These changes included provisions allowing retroactive accelerated tax deductions for qualified property that resulted in an insignificant tax benefit for fiscal 2025 and are expected to have a similar impact in fiscal 2026.
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

The total purchase price, including the estimated fair value of $43.0 million for the earnout liability, was allocated as follows: $76.0 million to customer relationships, to be amortized over 15 years; $6.2 million to trade names, to be amortized over 15 years; $12.0 million to technology, to be amortized over 10 years; $82.6 million to goodwill; $12.9 million to property, plant and equipment; and the remaining amount of $3.2 million to net working capital. The goodwill recognized as a result of this acquisition is expected to be deductible for tax purposes. We have completed the purchase price allocation. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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

	Three months ended		Nine months ended
(in thousands, except per share data)	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Pro forma sales	$244,080	$237,458	$819,941	$756,079
Pro forma net income	$14,312	$13,234	$66,239	$61,774

Pro forma basic earnings per share	$0.69	$0.64	$3.20	$2.97
Pro forma diluted earnings per share	$0.69	$0.63	$3.18	$2.96
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

Sales of WaterSurplus of $8.4 million for the three months ended December 28, 2025 and $26.5 million for the nine months ended December 28, 2025 were included in our condensed consolidated statements of income. Operating loss of WaterSurplus of $1.6 million for the three months ended December 28, 2025 and $1.8 million for the nine months ended December 28, 2025 was also included in our condensed consolidated statements of income.
Inclusive of five additional immaterial acquisitions not discussed above, total cash consideration for the acquisitions completed in the nine months ended December 28, 2025 was $167.1 million.
Fiscal 2025 Acquisitions
We completed four acquisitions in fiscal 2025, including the previously announced acquisitions shown below.
Amerochem Corporation ("Amerochem") was acquired on January 31, 2025 for $44.0 million. Located in North Carolina, Amerochem distributed water treatment chemicals and equipment to its customers located primarily in North Carolina.
Waterguard, Inc. ("Waterguard") was acquired on October 31, 2024 for $18.0 million. Located in North Carolina, Waterguard distributed water treatment chemicals and equipment to its customers located primarily in North Carolina.
Intercoastal Trading, Inc. ("Intercoastal") was acquired on June 3, 2024 for $22.0 million. Located in Maryland, Intercoastal distributed water treatment chemicals and equipment to its customers in Maryland, Delaware, and Virginia.
Inclusive of one immaterial acquisition not discussed above, total cash consideration for the 2025 acquisitions completed in the nine months ended December 29, 2024 was $43.4 million.
Note 3 - Revenue
Our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. We disaggregate revenues from contracts with customers by operating segments as well as types of products sold. Reporting by operating segment is pertinent to understanding our revenues, as it aligns to how we review the financial performance of our operations. The following tables disaggregate external customer net sales by major revenue stream as reviewed internally for the three and nine months ended December 28, 2025 and December 29, 2024:

	Three months ended December 28, 2025
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$106,983	$—	$40,981	$147,964
Bulk products (2)	12,044	—	11,237	23,281
Nutrition	—	24,579	—	24,579
Food	—	29,158	—	29,158
Pharmaceutical	—	7,322	—	7,322
Agricultural	—	8,362	—	8,362
Other	1,460	583	1,371	3,414
Total external customer sales	$120,487	$70,004	$53,589	$244,080

	Three months ended December 29, 2024
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$89,367	$—	$35,572	$124,939
Bulk products (2)	9,136	—	12,100	21,236
Nutrition	—	25,993	—	25,993
Food	—	34,365	—	34,365
Pharmaceutical	—	6,864	—	6,864
Agricultural	—	9,834	—	9,834
Other	1,249	674	1,051	2,974
Total external customer sales	$99,752	$77,730	$48,723	$226,205

	Nine months ended December 28, 2025
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended or repackaged products (1)	$380,846	$—	$125,766	$506,612
Bulk products (2)	36,295	—	34,826	71,121
Nutrition	—	75,204	—	75,204
Food	—	97,906	—	97,906
Pharmaceutical	—	19,549	—	19,549
Agricultural	—	37,494	—	37,494
Other	3,820	1,942	4,138	9,900
Total external customer sales	$420,961	$232,095	$164,730	$817,786

	Nine months ended December 29, 2024
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended or repackaged products (1)	$307,901	$—	$114,686	$422,587
Bulk products (2)	29,809	—	34,874	64,683
Nutrition	—	78,411	—	78,411
Food	—	102,137	—	102,137
Pharmaceutical	—	18,632	—	18,632
Agricultural	—	33,133	—	33,133
Other	3,746	1,912	3,872	9,530
Total external customer sales	$341,456	$234,225	$153,432	$729,113
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
Basic and diluted EPS were calculated using the following:

	Three months ended		Nine months ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Weighted-average common shares outstanding—basic	20,740,284	20,766,764	20,731,837	20,780,213
Dilutive impact of performance units and restricted stock	103,696	108,623	118,884	122,243
Weighted-average common shares outstanding—diluted	20,843,980	20,875,387	20,850,721	20,902,456
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of December 28, 2025 and March 30, 2025.
 0

(In thousands)		December 28, 2025	March 30, 2025
Assets
Deferred compensation plan assets	Level 1	$14,808	$11,723
Interest rate swap	Level 2	$1,281	$2,373
Liabilities
WaterSurplus earnout liability	Level 3	$44,427	$—
Water Solutions earnout liability	Level 3	$6,410	$12,604

The changes in the earnout liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earnout liability at March 30, 2025		$12,604
Addition for acquisition of WaterSurplus	Level 3	$43,000
Fair value adjustments to WaterSurplus earnout liability	Level 3	$1,427
Fair value adjustments to Water Solutions earnout liability	Level 3	$(6,194)
Earnout liability at December 28, 2025		$50,837
Note 6 – Inventories
Inventories at December 28, 2025 and March 30, 2025 consisted of the following:

	December 28, 2025	March 30, 2025
(In thousands)
Inventory (FIFO basis)	$109,541	$106,357
LIFO reserve	(23,608)	(22,845)
Net inventory	$85,933	$83,512
We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our condensed consolidated statements of income.
Note 7 – Goodwill and Intangible Assets
The carrying amounts of goodwill for each of our three reportable segments were as follows:

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Balance as of March 30, 2025	$83,968	$46,149	$5,292	$135,409
Addition due to acquisitions	86,904	722	—	87,626
Balance as of December 28, 2025	$170,872	$46,871	$5,292	$223,035
The following is a summary of our identifiable intangible assets as of December 28, 2025 and March 30, 2025:

	December 28, 2025			March 30, 2025
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$283,654	$(70,538)	$213,116	$198,364	$(57,311)	$141,053
Trademarks and trade names	$21,622	$(9,020)	$12,602	$14,970	$(7,368)	$7,602
Other finite-life intangible assets	16,526	(5,090)	11,436	4,410	(4,171)	239
Total finite-life intangible assets	321,802	(84,648)	237,154	217,744	(68,850)	148,894
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$323,029	$(84,648)	$238,381	$218,971	$(68,850)	$150,121

Note 8 – Debt
We are party to a second amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) as administrative agent, sole lead arranger and sole book runner, and the other lenders from time to time party thereto (collectively, the “Lenders”), dated as of March 31, 2022 (and as amended, restated or modified from time to time, the “Credit Agreement”). A Joinder, Consent and Second Amendment dated April 25, 2025 increased the revolving commitment under the Credit Agreement to provide us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $400.0 million. A Third Amendment dated October 15, 2025, modified terms related to qualified receivables transactions, as defined in the Credit Agreement. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility.

In addition to using the debt proceeds from the Revolving Loan Facility to pay off the existing debt at the time, we drew approximately $150 million of additional proceeds to acquire substantially all of the assets of WaterSurplus as discussed in Note 2. We may use other proceeds from the Revolving Loan Facility for working capital, capital expenditures, restricted payments and other acquisitions permitted under the Credit Agreement, and other general corporate purposes.
We paid fees of approximately $1.0 million associated with the April refinancing. The Revolving Loan Facility is scheduled to mature on April 25, 2030.
Borrowings under the Revolving Loan Facility bear interest at a variable rate based on term SOFR plus a margin. We have an interest rate swap in place to manage the risk associated with a portion of our variable-rate debt. The notional amount of the swap agreement is $60 million. At December 28, 2025, the effective interest rate on our borrowings was 4.8%.
Debt at December 28, 2025 and March 30, 2025 consisted of the following:

	December 28, 2025	March 30, 2025

(In thousands)
Senior secured revolving loan	$264,000	$149,000
Less: unamortized debt issuance costs	(813)	(181)
Total debt, net of debt issuance costs	263,187	148,819
Less: current portion of long-term debt	(9,812)	(9,913)
Total long-term debt	$253,375	$138,906

Note 9 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 3, 2022 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was approximately 27% for the three months ended December 28, 2025 and 26% for the three months ended December 29, 2024, and approximately 26% for both the nine months ended December 28, 2025 and December 29, 2024. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
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

The following table represents the restricted stock activity for the nine months ended December 28, 2025:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	137,247	$61.49
Granted	61,418	119.67
Vested	(61,819)	43.06
Unvested at end of period	136,846	$95.93
We recorded compensation expense related to performance share units and restricted stock of $1.3 million for both the three months ended December 28, 2025 and December 29, 2024. We recorded compensation expense related to performance share units and restricted stock of $4.9 million for the nine months ended December 28, 2025 and $3.9 million for the nine months ended December 29, 2024. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are under our 2019 Plan and are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of December 28, 2025, there were 4,396 shares of restricted stock with an average grant date fair value of $159.16 outstanding under this program. Compensation expense related to restricted stock awards to the Board was $0.2 million for both the three months ended December 28, 2025 and December 29, 2024. Compensation expense related to restricted stock awards to the Board was $0.5 million for both the nine months ended December 28, 2025 and December 29, 2024.
During the nine months ended December 28, 2025, certain employees from the WaterSurplus acquisition received restricted stock awards under the 2019 Plan, primarily to incentivize their continued service. The restricted stock awards will be expensed over a three-year vesting period, based on the market value on the date of grant. As of December 28, 2025, there were 8,713 shares of restricted stock with an average grant date fair value of $142.10 outstanding under this program. Compensation expense related to restricted stock awards to certain WaterSurplus employees was $0.1 million for the three months ended December 28, 2025 and $0.2 million nine months ended December 28, 2025. No expense was recorded for the three and nine months ended December 29, 2024.
Note 11 – Share Repurchase Program
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three and nine months ended December 28, 2025, no shares were repurchased. During the three months ended December 29, 2024, no shares were repurchased, and during the nine months ended December 29, 2024, we repurchased 105,541 shares at an aggregate purchase price of $9.1 million. As of December 28, 2025, 731,544 shares remained available to be repurchased under the share repurchase program.
Note 12 – Commitments and Contingencies
Environmental Remediation. In the fourth quarter of fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, MN facility during our expansion project. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. The liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental claims, our reserves may prove to be insufficient. While it is possible that additional expense related to the remediation will be incurred in future periods if currently unknown issues arise, we are unable to estimate the extent of financial impact related to any such unknown issues. No expenses were charged against this liability during both the three and nine months ended December 28, 2025 and December 29, 2024.
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
Summarized financial information for our reportable segments is presented and reconciled to consolidated financial information in the following tables:

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Three months ended December 28, 2025:
Sales	$120,487	$70,004	$53,589	$244,080
Cost of sales - materials	(73,957)	(50,710)	(42,529)	(167,196)
Cost of sales - operational overhead	(16,976)	(5,447)	(3,648)	(26,071)
Gross profit	29,554	13,847	7,412	50,813
Selling, general, and administrative expenses	(16,715)	(8,166)	(3,376)	(28,257)
Operating income	12,839	5,681	4,036	22,556
Interest expense, net				(3,434)
Other income				459
Income tax expense				(5,269)
Net income				14,312
Identifiable assets*	564,689	244,038	132,946	941,673
Capital expenditures	8,021	2,941	3,359	14,321
Depreciation and amortization	7,902	3,290	2,218	13,410

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Three months ended December 29, 2024:
Sales	$99,752	$77,730	$48,723	$226,205
Cost of sales - materials	(58,546)	(55,944)	(38,075)	(152,565)
Cost of sales - operational overhead	(15,350)	(5,497)	(4,369)	(25,216)
Gross profit	25,856	16,289	6,279	48,424
Selling, general, and administrative expenses	(16,058)	(7,761)	(3,542)	(27,361)
Operating income	9,798	8,528	2,737	21,063
Interest expense, net				(1,216)
Other income				436
Income tax expense				(5,262)
Net income				15,021
Identifiable assets*	124,713	306,859	242,334	673,906
Capital expenditures	4,361	2,113	2,248	8,722
Depreciation and amortization	4,808	3,151	2,152	10,111
Nine months ended December 28, 2025:
Sales	$420,961	$232,095	$164,730	$817,786
Cost of sales - materials	(251,930)	(169,677)	(130,508)	(552,115)
Cost of sales - operational overhead	(52,469)	(13,742)	(8,642)	(74,853)
Gross profit	116,562	48,676	25,580	190,818
Selling, general, and administrative expenses	(57,871)	(24,631)	(10,487)	(92,989)
Operating income	58,691	24,045	15,093	97,829
Interest expense, net				(10,535)
Other income				2,122
Income tax expense				(23,331)
Net income				66,085
Capital expenditures	22,614	7,728	8,321	38,663
Depreciation and amortization	22,660	9,704	6,599	38,963
Nine months ended December 29, 2024:
Sales	$341,456	$234,225	$153,432	$729,113
Cost of sales - materials	(195,807)	(168,545)	(120,321)	(484,673)
Cost of sales - operational overhead	(48,657)	(13,423)	(9,059)	(71,139)
Gross profit	96,992	52,257	24,052	173,301
Selling, general, and administrative expenses	(45,962)	(22,582)	(10,158)	(78,702)
Operating income	51,030	29,675	13,894	94,599
Interest expense, net				(3,906)
Other income				1,268
Income tax expense				(23,943)
Net income				68,018
Capital expenditures	15,910	6,695	7,403	30,008
Depreciation and amortization	13,673	9,362	6,333	29,368
*Unallocated assets not included, consisting primarily of cash and cash equivalents, prepaid expenses, and non-qualified deferred compensation plan assets of $34.9 million at December 28, 2025 and $33.3 million at December 29, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended December 28, 2025 as compared to the similar period ended December 29, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 30, 2025.
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
Business Acquisitions
We completed the following acquisitions in fiscal 2025 and the first nine months of fiscal 2026. The results of operations since the date of each acquisition and the assets, including goodwill associated with these acquisitions, are included in our Water Treatment segment with the exception of the MakWood lactate business which is included in our Food & Health Sciences segment. Certain acquisitions discussed below are not included in Note 2 to our Condensed Consolidated Financial Statements as they were not deemed to be material enough to warrant disclosure.
•On December 3, 2025, we acquired substantially all the assets and assumed certain liabilities of Redbird Chemical, Inc. (“Redbird”) for $4.6 million. Redbird distributed chemicals to its customers in eastern Texas within both the water treatment and industrial markets.
•On August 29, 2025, we acquired substantially all the assets and assumed certain liabilities of StillWaters Technology, Inc. ("StillWaters") for $4.3 million. StillWaters distributed water treatment chemicals and equipment for its customers in Alabama.
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
•On July 1, 2025, we acquired substantially all the assets and assumed certain liabilities of PhillTech, LLC ("PhillTech") for $5.0 million. Located in Courtland, AL, PhillTech manufactured and distributed coagulants and corrosion control products for its water treatment customers.
•On June 13, 2025, we acquired substantially all the assets and assumed certain liabilities of Hendrickson Enterprises, LLC and Polymer Technologies, LLC (collectively, "Hendrickson") for approximately $1.5 million. Hendrickson distributed water treatment chemicals and equipment to its customers via direct shipments from suppliers.
•On April 25, 2025, we acquired substantially all of the assets and assumed certain liabilities of WaterSurplus and related entities for approximately $149.9 million paid at closing, with an additional amount payable as an earnout of up to $53.7 million based on cumulative gross profit for the first five years. WaterSurplus is located in Rockford, IL and delivers sustainable water treatment solutions to customers throughout the United States.
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
The aggregate annual revenue of these ten businesses acquired in fiscal 2025 and fiscal 2026 totaled approximately $116 million, as determined using the applicable twelve-month period preceding each respective acquisition date.
Change in Reporting Segments
Effective beginning with the first quarter of fiscal 2026, we realigned our reporting segments to better reflect how we manage our operations and allocate resources. We believe this realignment better reflects the value our company provides to our customers and our evolution from a bulk commodity distributor into a specialty ingredients company. We now organize and manage our business by the following three segments, each of which meets the definition of reportable segments under ASC 280-10, Segment Reporting: Water Treatment, Food & Health Sciences, and Industrial Solutions. These segments are defined primarily by product and type of customer. Information presented in this quarterly report has been recast to align with the new segments. Additional information regarding these new segments is set forth in Note 13 to our Condensed Consolidated Financial Statements.
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
Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Nine months ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(79.2)%	(78.6)%	(76.7)%	(76.2)%
Gross profit	20.8%	21.4%	23.3%	23.8%
Selling, general and administrative expenses	(11.6)%	(12.1)%	(11.4)%	(10.8)%
Operating income	9.2%	9.3%	11.9%	13.0%
Interest expense, net	(1.4)%	(0.5)%	(1.3)%	(0.5)%
Other income	0.2%	0.2%	0.3%	0.2%
Income before income taxes	8.0%	9.0%	10.9%	12.7%
Income tax expense	(2.2)%	(2.3)%	(2.9)%	(3.3)%
Net income	5.8%	6.7%	8.0%	9.4%
Three Months Ended December 28, 2025 Compared to Three Months Ended December 29, 2024
Sales
Sales were $244.1 million for the three months ended December 28, 2025, an increase of $17.9 million, or 8%, from sales of $226.2 million in the same period a year ago. Sales in our Water Treatment and Industrial Solutions segments both grew by more than 10%, while sales in our Food & Health Sciences segment decreased 10%.
Water Treatment Segment. Water Treatment segment sales increased $20.7 million, or 21%, to $120.5 million for the three months ended December 28, 2025, from sales of $99.8 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 10% of sales dollars in the current quarter and 9% in the same period a year ago. Sales increased as a result of approximately $19 million of added sales from acquired businesses as well as improved pricing on certain of our products in our legacy businesses on slightly increased sales volumes.
Food & Health Sciences Segment. Food & Health Sciences segment sales decreased $7.7 million, or 10%, to $70.0 million for the three months ended December 28, 2025, from sales of $77.7 million in the same period a year ago. Sales dollars decreased primarily as a result of decreased volumes of our food, health & nutrition, and agricultural products.
Industrial Solutions Segment. Industrial Solutions segment sales increased $4.9 million, or 10%, to $53.6 million for the three months ended December 28, 2025, from sales of $48.7 million in the same period a year ago. Sales of bulk commodity products in the Industrial Solutions segment were approximately 21% of sales dollars in the current quarter and 25% in the same period a year ago. Sales increased primarily as a result of increased sales volumes of certain of our manufactured, blended and repackaged products.
Gross Profit
Gross profit increased $2.4 million, or 5%, to $50.8 million, or 21% of sales, for the three months ended December 28, 2025, from $48.4 million, or 21% of sales, in the same period a year ago. During the current quarter, the LIFO reserve decreased, and gross profit increased, by $0.2 million. In the same period a year ago, the LIFO reserve decreased, and gross profit increased, by $0.8 million.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $3.7 million, or 14%, to $29.6 million, or 25% of sales, for the three months ended December 28, 2025, from $25.9 million, or 26% of sales, in the same period a year ago. Gross profit increased primarily as a result of increased sales from our acquired businesses as well as increased sales in our legacy business.
Food & Health Sciences Segment. Gross profit for the Food & Health Sciences segment decreased $2.5 million, or 15%, to $13.8 million, or 20% of sales, for the three months ended December 28, 2025, from $16.3 million, or 21% of sales, in the same period a year ago. Gross profit decreased primarily as a result of the decrease in sales.
Industrial Solutions Segment. Gross profit for the Industrial Solutions segment increased $1.1 million, or 18%, to $7.4 million, or 14% of sales, for the three months ended December 28, 2025, from $6.3 million, or 13% of sales, in the same period a year ago. Gross profit increased as a result of the increase in sales.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $0.9 million, or 3%, to $28.3 million, or 12% of sales, for the three months ended December 28, 2025, from $27.4 million, or 12% of sales, in the same period a year ago. This included $5.4 million due to added costs from the acquired businesses in our Water Treatment segment, largely offset by a year-over-year reduction of $4.6 million due to a fair value adjustment recorded to the Water Solutions earnout liability as a result of a change in projected estimates related to the earnout target. The primary components of the $5.4 million of costs related to the acquired businesses were personnel and operating costs, $2.3 million of intangible amortization and $0.5 million of fair value accretion on the WaterSurplus earnout liability.
Operating Income
Operating income increased $1.5 million, or 7%, to $22.6 million, or 9% of sales, for the three months ended December 28, 2025, from $21.1 million, or 9% of sales, in the same period a year ago due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense increased $2.2 million to $3.4 million for the three months ended December 28, 2025 compared to $1.2 million in the same period a year ago. Interest expense increased due to increased borrowings in the current year, primarily to fund the acquisition of WaterSurplus.
Other Income
Other income was $0.5 million for the three months ended December 28, 2025 and the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision
Our effective income tax rate was approximately 27% the three months ended December 28, 2025 and 26% for the same period a year ago. The effective tax rate in the prior year period was impacted by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is expected to be approximately 26% to 27%.

Nine Months Ended December 28, 2025 Compared to Nine months ended December 29, 2024
Sales
Sales were $817.8 million for the nine months ended December 28, 2025, an increase of $88.7 million, or 12%, from sales of $729.1 million in the same period a year ago. Sales from our Water Treatment and Industrial Solutions segments grew 7% and 23%, respectively, while our Food and Health Sciences segment declined by 1%.
Water Treatment Segment. Water Treatment segment sales increased $79.5 million, or 23%, to $421.0 million for the nine months ended December 28, 2025, from sales of $341.5 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both the current period and in the same period a year ago. Sales increased as a result of approximately $70 million of added sales from acquired businesses as well as improved pricing and increased sales volumes on certain of our products in our legacy business.
Food & Health Sciences. Food & Health Sciences sales decreased $2.1 million or 1%, to $232.1 million for the nine months ended December 28, 2025, from sales of $234.2 million in the same period a year ago. Sales of our agricultural products increased $4.4 million due to increased volumes, partially offset by declines in some of our other product lines as a result of lower selling prices driven by competitive pricing pressures.
Industrial Solutions Segment. Industrial Solutions segment sales increased $11.3 million, or 7%, to $164.7 million for the nine months ended December 28, 2025, from sales of $153.4 million in the same period a year ago. Sales of bulk commodity products in the Industrial Solutions segment were approximately 21% of sales dollars in the current period and 23% in the same period a year ago. Sales increased primarily as a result of increased sales volumes of certain of our manufactured, blended and repackaged products.
Gross Profit
Gross profit increased $17.5 million, or 10%, to $190.8 million, or 23% of sales, for the nine months ended December 28, 2025, from $173.3 million, or 24% of sales, in the same period a year ago. During the current period, the LIFO reserve increased, and gross profit decreased, by $0.8 million due primarily to a projected increase in certain commodity volumes and costs at year end. In the same period a year ago, the LIFO reserve decreased, and gross profit increased, by $0.3 million.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $19.6 million, or 20%, to $116.6 million, or 28% of sales, for the nine months ended December 28, 2025, from $97.0 million, or 28% of sales, in the same period a year ago. Gross profit increased primarily as a result of increased sales from our acquired businesses, as well as increased sales in our legacy business.
Food & Health Sciences. Gross profit for the Food & Health Sciences segment decreased $3.6 million, or 7% to $48.7 million, or 21% of sales, for the nine months ended December 28, 2025, from $52.3 million, or 22% of sales, in the same period a year ago. Gross profit decreased primarily as a result of the reduction in sales as well as lower selling prices resulting from competitive pricing pressures.
Industrial Solutions Segment. Gross profit for our Industrial Solutions segment increased $1.5 million, or 6%, to $25.6 million, or 16% of sales, for the nine months ended December 28, 2025, from $24.1 million, or 16% of sales, in the same period a year ago. Gross profit increased as a result of the increase in sales.
Selling, General and Administrative Expenses
SG&A expenses increased $14.3 million, or 18%, to $93.0 million, or 11% of sales, for the nine months ended December 28, 2025, from $78.7 million, or 11% of sales, in the same period a year ago. This included $16.0 million in added costs from the acquired businesses in our Water Treatment segment, partially offset by a year-over-year reduction of $7.2 million due to a fair value adjustment recorded to the Water Solutions earnout liability due to a change in projected estimates related to the earnout target. The primary components of the $16.0 million in costs related to acquired businesses were personnel and operating costs, $6.8 million of amortization of intangibles, $1.4 million of fair value accretion on the WaterSurplus earnout liability and $1.2 million of acquisition costs. In addition, a year-over-year increase of $0.9 million in compensation expense related to our non-qualified deferred compensation plan increased SG&A expenses, with the offset in Other Income. SG&A expenses also increased due to increases in other variable costs, including variable pay and personnel costs.
Operating Income
Operating income increased $3.2 million, or 3%, to $97.8 million, or 12% of sales, for the nine months ended December 28, 2025, from $94.6 million, or 13% of sales, in the same period a year ago due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense increased $6.6 million to $10.5 million for the nine months ended December 28, 2025, from $3.9 million in the same period a year ago. Interest expense increased due to increased borrowings in the current year, primarily to fund the acquisition of WaterSurplus.
Other Income
Other income was $2.1 million for the nine months ended December 28, 2025 compared to $1.3 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision
Our effective income tax rate was 26% for both the nine months ended December 28, 2025 and the same period a year ago. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is currently expected to be approximately 26% to 27%.
Liquidity and Capital Resources
Cash was $8.2 million at December 28, 2025, an increase of $3.1 million as compared with the $5.1 million available as of March 30, 2025.
Cash provided by operating activities was $106.6 million for the nine months ended December 28, 2025, compared to cash provided by operating activities of $80.3 million in the same period a year ago. The year-over-year increase in cash provided by operating activities in the current period was primarily driven by favorable year-over-year changes in trade receivables and inventories compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.
Cash used in investing activities was $204.6 million for the nine months ended December 28, 2025, compared to $72.8 million in the same period a year ago. In the current period, we incurred acquisition spending of $167.1 million, including the acquisition of WaterSurplus for approximately $149.9 million paid at closing. Capital expenditures were $38.7 million for the current period, compared to $30.0 million in the same period a year ago. In the current period, we expended $4.2 million more for real estate and building expansions, contributing to the overall increase in capital expenditures compared to the prior year.
Cash provided by financing activities was $101.1 million for the nine months ended December 28, 2025, compared to $6.3 million of cash used in financing activities in the same period a year ago. Included in financing activities in the current period were net debt borrowings of $115.0 million, compared to net debt borrowings of $15.0 million in the same period a year ago. We drew approximately $150 million of the proceeds from the Revolving Loan Facility for the acquisition of WaterSurplus. In addition, we repurchased no common stock in the current period, compared to $9.1 million in the same period of the prior year.
We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the three and nine months ended December 28, 2025, we repurchased no shares of common stock. During the three months ended December 29, 2024, we repurchased no shares of common stock and during the nine months ended December 29, 2024, we repurchased 105,541 shares of common stock with an aggregate purchase price of $9.1 million. As of December 28, 2025, 731,544 shares remained available to be repurchased under the share repurchase program.
We are party to a second amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) as administrative agent, sole lead arranger and sole book runner, and the other lenders from time to time party thereto (collectively, the “Lenders”), dated as of March 31, 2022 (as amended, restated or modified from time to time, the “Credit Agreement”). A Joinder, Consent and Second Amendment, dated April 25, 2025 increased the revolving commitment under the Credit Agreement to provide us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $400.0 million. A Third Amendment, dated October 15, 2025, modified terms related to qualified receivables transactions, as defined in the Credit Agreement. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 25, 2030. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries. We may use the amount available under the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes.
Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 1.0% and 1.85%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.85%, depending on our leverage ratio. At December 28, 2025, the effective interest rate on our borrowings was 4.8%.
In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.
Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of December 28, 2025, the unamortized balance of these costs was $0.8 million, and is reflected as a reduction of debt on our balance sheet.
The Credit Agreement requires that we maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.5 to 1.0, subject to an election by us to increase the maximum total cash flow leverage ratio to 4.0 to 1.0 after certain Permitted Acquisitions subject to limitations set forth in the Credit Agreement. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on its assets or rate management transactions, subject to certain limitations.
We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of December 28, 2025 and expect to remain in compliance with all covenants for the next 12 months.
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
We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million, and it will terminate on May 1, 2027. As of December 28, 2025, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.5 million.
Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 28, 2025. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the third quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock, initially approved on May 29, 2014 and subsequently amended from time to time. The repurchase plan has no expiration date. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not repurchase any shares of our common stock during the three months ended December 28, 2025. The following table sets forth information concerning purchases of our common stock for the three months ended December 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
09/29/2025-10/26/2025	—	$—	—	731,544
10/27/2025-11/23/2025	—	—	—	731,544
11/24/2025-12/28/2025	—	—	—	731,544
Total	—		—
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.        OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 28, 2025.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended December 28, 2025 filed with the SEC on January 28, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at December 28, 2025 and March 30, 2025, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 28, 2025 and December 29, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 28, 2025 and December 29, 2024, (iv) the Condensed Consolidated Statements of Shareholder's Equity for the three and nine months ended December 28, 2025 and December 29, 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 28, 2025 and December 29, 2024, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information set forth in Part II, Item 5.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically
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
Dated: January 28, 2026