Form 10-K
period 2026-03-29
HAWKINS INC
filed 2026-05-13
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	March 29, 2026
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant on September 28, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $3,549.6 million based upon the closing sale price for the Registrant’s common shares on that date as reported by The Nasdaq Stock Market LLC, excluding all shares held by officers and directors of the Registrant and by the Trustees of the Registrant’s Employee Stock Ownership Plan and Trust.
As of May 8, 2026, the Registrant had 20,868,176 shares of common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement for the annual meeting of shareholders to be held on July 29, 2026, are incorporated by reference in Part III of this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

The information presented in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” "believe," "estimate," “expect,” “intend,” “plan,” “seek,” “will” and similar expressions may identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the risk factors and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. Except as required by law, we disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Hawkins,” “we,” “us,” the "Company,” “our,” or the "Registrant” means Hawkins, Inc. References to "fiscal 2027" means our fiscal year ending March 28, 2027, “fiscal 2026” means our fiscal year ended March 29, 2026, “fiscal 2025” means our fiscal year ended March 30, 2025, and “fiscal 2024” means our fiscal year ended March 31, 2024.
ii

Hawkins, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended March 29, 2026

iii

PART I

ITEM 1. BUSINESS

We are a leading water treatment and specialty ingredients company that formulates, manufactures, distributes, and blends products for our Water Treatment, Food and Health Sciences, and Industrial Solutions customers. We believe that we create value for our customers through superb service and support, quality products, personalized applications and trustworthy, creative employees.

We conduct our business in three segments: Water Treatment, Food and Health Sciences, and Industrial Solutions.

Water Treatment Segment.  Our Water Treatment Group specializes in providing chemicals, filtration media and systems, equipment, services and solutions for potable water, municipal and industrial wastewater, industrial process water, mainly non-residential swimming pool water and agricultural water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.

This group utilizes delivery routes operated by our employees who typically serve as route driver, salesperson and trained technician to deliver our products and diagnose our customers’ water treatment needs. We believe that the high level of service provided by these individuals allows us to serve as the trusted water treatment expert for many of the municipalities and other customers that we serve. In addition to meeting customers' chemistry needs, our employees sell and service equipment, including tanks, valves, and pumps, and offer a large variety of filtration media and equipment to treat water for the short-term through rental of filtration units and the long-term with ability to design, engineer, and build full-scale filtration systems capabilities.

The Water Treatment Group operates out of 53 warehouses in 28 states, primarily located in the eastern two-thirds of the United States, supplying products and services to customers across that footprint. We expect to continue to invest in existing and new branches to expand the group’s geographic coverage. Our Water Treatment Group has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities and pools.

Food and Health Sciences Segment. Our Food and Health Sciences Group specializes in processing and formulation solutions as well as ingredient distribution to manufacturers in the nutrition, food, pharmaceutical, and agricultural markets. This group offers a diverse product portfolio including base chemistry, acid based reactions, minerals, vitamins and amino acids, excipients, botanicals and herbs, sweeteners and enzymes, fertilizers, and food-grade and pharmaceutical salts and ingredients.

The Food and Health Sciences Group relies on a specially trained sales staff that works directly with customers on their specific needs. Our group’s extensive product portfolio, combined with value-added services, including product formulation, sourcing, distribution, processing and blending, positions this segment as a one-stop ingredient solutions provider to its customers. This group also follows rigorous quality control and compliance processes to provide reliable, high-quality products to its customers. They operate primarily out of facilities in California, New York, Minnesota, and Illinois, and their products are sold nationally, and in certain cases, internationally. Agricultural sales within this group have seasonality based on planting seasons.

Industrial Solutions Segment.  Our Industrial Solutions Group specializes in providing industrial chemicals, products and services to industries such as industrial manufacturing, chemical processing, electronics, energy, plating, and surface finishing. This group’s principal products are acids and alkalis. This segment receives, stores and distributes various chemicals in bulk quantities, including liquid caustic soda, sulfuric acid, hydrochloric acid, urea, phosphoric acid, aqua ammonia and potassium hydroxide. They perform customer blending of chemicals according to customer formulas and specifications and repackage bulk industrial chemicals to sell in smaller quantities to our customers. The Industrial Solutions group relies on a specially trained sales staff that works directly with customers on their specific needs. This group conducts its business primarily through manufacturing locations and terminal operations.

Our three groups provide significant synergies to one another because certain raw materials used in each segment are similar, creating opportunities for buying power among two or more groups and competitive cost positions. In addition, the segments share some manufacturing facilities and resources, which leverage fixed costs.

Raw Materials.  We have numerous suppliers, including many of the major chemical producers in the United States. We source our health and nutrition ingredients from a wide array of domestic and international vendors. We typically have distributorship agreements or supply contracts with our suppliers that are periodically renewed. We believe that most of the products we purchase can be obtained from alternative sources should existing relationships be terminated. Our operations are substantially dependent upon the availability of our raw materials. While we believe that we have adequate sources of supply for our raw materials and product requirements, we cannot be sure that supplies will be consistently available in the future. In the event that certain raw materials become generally unavailable, suppliers may extend lead times or limit or cut off the supply of materials to us. As a result, we may not be able to supply or manufacture the corresponding products for our customers.

Intellectual Property.  Our intellectual property portfolio is of economic importance to our business. When appropriate, we have pursued, and we will continue to pursue, patents covering our products. We have also obtained trademarks for certain of our products to distinguish them from our competitors’ products. We regard many of the formulas, information and processes that we generate and use in the conduct of our business as proprietary and protectable under applicable copyright, patent, trademark, trade secret and unfair competition laws.

Customer Concentration. In fiscal 2026, 2025, and 2024, none of our customers accounted for 10% or more of our total sales.
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

Working Capital. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital and the resulting operating cash flow. Historically, our cash requirements for working capital increase during our first fiscal quarter.

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

In addition, we operate a fleet of approximately 400 commercial vehicles with power units, primarily in our Water Treatment Group, which are highly regulated, including by the U.S. Department of Transportation (“DOT”). The DOT governs transportation matters, including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety.

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

The health and safety of our employees is our highest priority. We work to ensure our employees have a thorough understanding of health and safety precautions that need to be taken in all business functions. Specific safety programs include process controls, safety training, safety committees, safety audits, incident investigation and improvement measures.

We strive to provide employees with competitive wages commensurate with their skill levels, experience, knowledge and the regional market. Full-time employees are eligible for health, dental and vision insurance, paid and unpaid leaves, 401(K) plan, retirement plans, life and disability/accident coverage and our employee assistance program.

As of March 29, 2026, we had approximately 1,200 employees across the United States, substantially all of which were full-time employees. Approximately 45% of our employees were female or racially and ethnically diverse, and approximately 8% were covered by a collective bargaining agreement.

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

Information about our Executive Officers and Key Employees

Our current executive officers and key employees, their ages and offices held, are set forth below:

Name	Age	Office
Patrick H. Hawkins	55	Chief Executive Officer and President
Jeffrey P. Oldenkamp	53	Executive Vice President, Chief Financial Officer and Treasurer
Drew M. Grahek	56	Vice President — Operations
Greg A. Jones	45	Vice President — Food and Health Sciences
Douglas A. Lange	56	Vice President — Water Treatment
Daniel A. Louismet	40	Vice President, General Counsel and Secretary
David J. Mangine	68	Vice President — Industrial Solutions
Shirley A. Rozeboom	64	Vice President — Stauber

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

Greg A. Jones has been our Vice President - Food & Health Sciences since April 2025. Prior to attaining this position, Mr. Jones served as our Vice President of Business since April 2024. Prior to joining Hawkins, Mr. Jones was a Global General Manager and Vice President for Kerry Taste & Nutrition, a global manufacturer of specialized food ingredients, from 2019-2024; and with Winpak, a global manufacturer of high barrier packaging and equipment, where he served as U.S. Director of Sales from 2017-2019 and U.S. Manager of sales from 2010-2017.

Douglas A. Lange has been our Vice President - Water Treatment since June 2020. Prior to attaining this position, Mr. Lange served the Company as General Manager and Product Development Manager for Water Treatment after joining the company in January 2019. Prior to joining the Company, Mr. Lange was with H.B. Fuller Company, a global supplier of special adhesives, where he served as Global Marketing Manager and Product Manager for specialty markets in electronics and wood products from 2011 to January 2019. Mr. Lange served in various roles in the specialty adhesives market for a total of 21 years prior to joining the Company.

Daniel A. Louismet has served as our Interim General Counsel since December 2025 and had previously served as our Associate General Counsel since September 2024. Prior to joining Hawkins, Mr. Louismet founded Minnesota Dealer Law through which he counseled franchised new vehicle dealerships from November 2023 to October 2024. Mr. Louismet served as General Counsel of the Minnesota Automobile Dealers Association from 2018 to October 2023 and as Associate General Counsel from 2015 to 2018. Previously, he was an attorney at Rice, Michels & Walther, LLP from 2013 to 2015. He is a member of the Minnesota Bar.

David J. Mangine has been our Vice President - Industrial Solutions since 2021. Prior to attaining this position, Mr. Mangine served as the Industrial Sales Manager from 2011 to 2021, after joining Hawkins in 2000 as an Account Manager.

Shirley A. Rozeboom has been our Vice President - Stauber since 2025. Prior to attaining this position, Ms. Rozeboom held the position of Vice President of Health and Nutrition from 2019 to 2025, Senior Vice President of Sales for Stauber from 2012 to 2019, Director of Sales from 2008 to 2012 and Account Executive from 2000 to 2008.

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

We operate in a highly competitive industry and compete with producers, manufacturers, distributors and sales agents offering products equivalent to substantially all of the products we offer. Competition is based on several key criteria, including product price, product performance, product quality, product availability and security of supply, breadth of product offerings, geographic reach, responsiveness of product development in cooperation with customers, technical expertise, timeliness of delivery, and customer service. Many of our competitors are larger than we are and may have greater financial resources, more product offerings and a broader geographic reach. As a result, these competitors may be able to offer a broader array of products to a larger geographic area and may be better able than us to withstand changes in conditions within our industry, changes in the prices and availability of raw materials and changes in general economic conditions as well as be able to introduce innovative products that reduce demand for, or the profit from, our products. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could adversely affect our margins and profitability. Our ability to maintain or increase our profitability would be dependent upon our ability to offset competitive decreases in the prices and margins of our products by improving production efficiency, investing in infrastructure to reduce freight costs, identifying and selling higher margin products, providing higher levels of technical expertise and customer service, and improving existing products through innovation and research and development. If we are unable to maintain our profitability or competitive position, we could lose market share to our competitors and experience reduced profitability.

Our businesses expose us to potential product liability claims and recalls, which could adversely affect our financial condition and performance.

The repackaging, blending, mixing and distribution of products by us, including chemical products and products used in food or food ingredients or with medical, pharmaceutical, agricultural or dietary supplement applications, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity, including, without limitation, claims for exposure to our products, spills or release of our products, personal injuries, food-related claims and property damage or environmental claims. A product liability claim, judgment or recall against our customers could also result in substantial and unexpected expenditures for us, affect consumer confidence in our products and divert management’s attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that the type or level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our business, financial condition and results of operations.

Changes in our customers’ needs or failure of our products to meet customers’ requirements could adversely affect our sales and profitability.

Our products are used for a broad range of applications by our customers. Changes in our customers’ product needs or processes, or reductions in demand for their end products, may enable or require our customers to reduce or eliminate consumption of the products that we provide. Customers may also find alternative materials or processes that no longer require our products. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use. There can be no assurance that we will be able to develop any new products in a timely or cost-effective manner.

Our products provide important performance attributes to our customers’ products. If our products fail to meet the customers’ requirements, comply with applicable laws or regulations, perform in a manner consistent with the customers’ expectations, or have the required useful life, a customer could seek replacement of the product or damages for costs incurred as a result of the product failure. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers. Reductions in demand for our products could adversely affect our sales and financial results and result in facility closures.

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

Information technology system failures, network disruptions and breaches of data security due to internal or external factors including phishing or cyber-attacks could disrupt our operations by causing delays or cancellation of customer orders, impede the manufacture or shipment of products or cause standard business processes to become ineffective, resulting in the unintentional disclosure of information, damage to our reputation, additional expenses or loss of sales. While we have taken steps to address these concerns by implementing network security and internal control measures, including employee training, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and disaster recovery and incident response plans, our employees, systems, networks, products, facilities and services remain vulnerable to phishing attacks and cyber-assault, and, as such, there can be no assurance that a system failure, network disruption or data security breach will not have a material adverse effect on our business, financial condition, operating results or cash flows.

RISKS RELATED TO OUR INDUSTRY

Fluctuations in the prices and availability of our raw materials, which may be cyclical in nature, could have a material adverse effect on our operations and the margins we receive on sales of our products.

We experience regular and recurring fluctuations in the pricing of our raw materials. Those fluctuations can be significant and occur rapidly. The cyclicality of commodity markets, such as the market for caustic soda, primarily results from changes in the balance between supply and demand and the level of general economic activity. In addition, tariffs imposed by the United States or other countries could substantially impact the price or supply of raw materials. These fluctuations may negatively impact the margins we can realize.

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

We are also dependent upon the availability of our raw materials. In the event that raw materials are in short supply or unavailable, raw material suppliers may extend lead times, delay shipments or limit or cut off supplies. As a result, we may not be able to supply or manufacture products for some or all of our customers. Constraints on the supply or delivery of critical raw materials could disrupt our operations and adversely affect the performance of our businesses.

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

We are subject to federal, state and local environmental regulations regarding the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may own or operate real property or may have arranged for the disposal or treatment of hazardous or toxic substances at a property and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by us, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and claims for injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. Further, future changes in environmental laws or regulations may require additional investment in capital equipment or the implementation of additional compliance programs in the future. The cost of investigation, remediation or removal of such substances may be substantial.

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

Our Water Treatment Group and our agricultural product sales within our Food and Health Sciences Group are subject to seasonality and weather conditions, which could adversely affect our results of operations.

Our Water Treatment segment has historically experienced higher sales during April to September, primarily due to a seasonal increase in chemicals used by municipal water treatment facilities and pools. Our agricultural product sales within our Food and Health Sciences Group are also seasonal, primarily corresponding with the planting season. Demand in both of these areas is also affected by weather conditions, as either higher or lower than normal precipitation or temperatures may affect water usage and the timing and the amount of consumption of our products. In addition, demand for our agricultural products is also impacted by crop prices. We cannot assure you that seasonality or fluctuating weather conditions or crop prices will not have a material adverse effect on our results of operations.

OPERATIONAL RISKS

Disruptions within our supply chain have negatively impacted, and could continue to negatively impact, our production, financial condition and results of operations.

We have been, and could continue to be, adversely affected by disruptions within our supply chain and transportation network. The raw materials we need are transported by truck, rail, or barge or ship by third-party providers. The costs of transporting our products or necessary raw materials could be negatively affected by factors outside of our control, including rail service interruptions or rate or fuel surcharge increases, extreme weather events, tariffs, charges placed on incoming vessels or railcars, rising fuel costs and capacity constraints. Unprecedented congestion in ocean shipping has adversely impacted the reliability of our imported raw materials, and transport driver shortages have caused extended lead times for domestic shipments. In addition, rail shipments can be unreliable, with significant delays in service and increased costs. The impacts of high-profile derailments could further degrade service levels and cause railroads to increase costs, especially for shipments of our hazardous products. Significant delays or increased costs relating to transportation could materially affect our financial condition and results of operations.

Similar supply chain issues have impacted and could continue to impact both our suppliers and our customers. The supply of our necessary raw materials could be interrupted due to shortages of raw materials, effects of economic, political or financial market conditions on a supplier's operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, natural disasters, outbreaks of disease, information system disruptions or other reasons beyond our control. Similar disruptions at our customers could reduce demand for our products, reducing our sales and profitability. Product shortages or delays in deliveries, along with other factors such as price inflation and higher transportation and fuel costs, have also resulted in price increases from our suppliers. We may be unable to pass these price increases on to our customers, which could erode our profit margins. These supply chain constraints, increased product costs and inflationary pressures could continue or escalate in the future, which would have an adverse impact on our business and results of operations.

We are highly dependent upon transportation infrastructure to ship and receive our products and delays in these shipments could adversely affect our results of operations.

Although we maintain a number of owned trucks and trailers, we rely heavily upon transportation provided by third parties (including common carriers, barge companies, rail companies and trans-ocean cargo companies) to deliver products to us and to our customers. Our access to third-party transportation is not guaranteed, and we may be unable to transport our products in a timely manner, or at all, or at economically attractive rates. Disruptions in transportation are common, are often out of our control, and can happen suddenly and without warning. Bulk chlorine, a critical product we repackage and use to make bleach, can only be feasibly shipped to us by rail. Rail companies, however, have been imposing increasing limitations on shipments of toxic inhalation hazards like chlorine. These limitations include increased charges and insurance requirements and rail tariffs that transfer liability for shipments in transit to the rail shipper. Any of these limitations may increase our costs or negatively impact our ability to receive products, such as chlorine, by rail. Other rail limitations, such as limitations in rail capacity, availability of railcars, workforce shortages, threats of strikes, derailments, embargoes and adverse weather conditions have disrupted or delayed rail shipments in the past and could do so in the future. Barge shipments are delayed or impossible under certain circumstances, including during times of high or low water levels, when waterways are frozen and when locks and dams are inoperable. The availability and reliability of truck transportation have been negatively impacted by a number of factors, including limited availability of qualified drivers and equipment, limitations on drivers’ hours of service and failures of critical infrastructure, such as bridges and rail lines. The volumes handled by, and operating challenges at, ocean ports have at times been volatile and can delay the receipt of goods or cause the cost of shipping goods to be more expensive. Our failure to ship or receive products in a timely and efficient manner could have a material adverse effect on our financial condition and results of operations.

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

Natural disasters have the potential of interrupting our operations and damaging our properties, which could adversely affect our businesses. Flooding of the Mississippi River has temporarily shifted the Company’s terminal operations out of its buildings four times since the spring of 2010. We can give no assurance that flooding or other natural disasters will not recur or that there will not be material damage or interruption to our operations in the future from such disasters.

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

New or increased tariffs or other trade barriers imposed by governments, including the United States, could dramatically increase costs and delivery times within our supply chain. Certain of our business lines, such as our health and nutrition products, are dependent upon the import of key raw materials from a wide variety of international sources. In addition, many domestic suppliers rely on imported raw materials or parts for their production. Tariffs or other trade barriers could adversely affect our ability to source and import raw materials effectively, the cost of import and domestic products and our relative position compared to competitors that may not be adversely impacted to the same extent, whether due to exclusive domestic sources or alignment with favorable jurisdictions. Our domestic suppliers, who may not be directly impacted by tariffs or other trade barriers, may also opportunistically increase prices or experience shortages in supply as competitors seek to switch to domestic suppliers. Additionally, uncertainty inspired by the threat of changes in international trade policy could delay or reduce demand for our products. We are unable to accurately predict the duration and extent to which tariffs may impact our businesses.

We may not be able to renew our leases of land where four of our operations facilities reside.

We lease the land where our three main terminals are located and where another significant manufacturing plant is located. These leases, including all renewal periods, have expiration dates from 2029 to 2044, one of which renews annually. The failure to secure extended lease terms on any one of these facilities may have a material adverse impact on our business, as they are where a portion of our chemicals are manufactured and where the majority of our bulk chemicals are stored. While we can make no assurances, based on historical experience and anticipated future needs, we intend to extend these leases and believe that we will be able to renew our leases as the renewal periods expire. If we are unable to renew three of our leases (two relate to terminals and one to manufacturing) any property remaining on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. The fourth lease provides that we turn any property remaining on the land over to the lessor for them to maintain or remove at their expense. The cost to relocate our operations could have a material adverse effect on our results of operations and financial condition.

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

In addition, we operate a fleet of approximately 400 commercial vehicles with power units, primarily in our Water Treatment segment, which are highly regulated, including by the DOT. The DOT governs transportation matters including authorization to engage in motor carrier service, including the necessary permits to conduct our businesses, equipment operation, and safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hazardous materials, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could severely restrict or otherwise impact our operations, which could have a material adverse effect on our operations as a whole, including our results of operations and cash flows.

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
We are party to a second amended and restated credit agreement, as amended (the “Credit Agreement”), with U.S. Bank National Association ("U.S. Bank") and other lenders (collectively, the “Lenders”), which includes secured revolving credit facilities (the “Revolving Loan Facility”) totaling $400.0 million. At March 29, 2026, we had $244 million outstanding under the Revolving Loan Facility.
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
We use third‑party cybersecurity consultants for penetration testing and to supplement our internal resources and expertise. Management oversees these consultants through the use of due diligence before engagement, contractual security requirements, reviews of findings and recommendations, and follow‑ups on remediation efforts. Management remains responsible for overseeing cybersecurity risk management.

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
In the normal course of business, we experience cybersecurity threats and attempted breaches of our systems and network. We classify and track these events based on significance and implement remediation actions that we consider appropriate to address the risks relating to such incidents. We have not experienced any cybersecurity incident, and the risks presented by cybersecurity threats have not materially affected, and are not reasonably likely to materially affect our business strategy, results of operations or financial condition. However, even well-designed and implemented cybersecurity programs cannot completely eliminate cybersecurity threats, and we cannot guarantee that such events or material impacts will not occur in the future.

ITEM 2. PROPERTIES
Our facilities material to our operations consist of our locations described below. In addition to the facilities listed below, our Water Treatment segment operates out of additional warehouse locations, the majority of which are owned by us. We believe that our facilities are adequate and suitable for the purposes they serve. Unless noted, each facility listed below is owned by us and is primarily used as office and warehouse space. We believe that we carry customary levels of insurance covering the replacement of damaged property.

Segment	Location	Rail/Barge Access	Approx. Square Feet
Corporate Headquarters	Roseville, MN		50,000
Water Treatment, Food and Health Sciences, and Industrial Solutions	Minneapolis, MN (1)	Rail	177,000
	St. Paul, MN (1) (2) (3)	Rail/Barge	59,000
	Camanche, IA (1) (3)	Rail/Barge	95,000
	Memphis, TN (1) (3)	Rail/Barge	41,000
Water Treatment	Apopka, FL (1)	Rail	32,000
	Camby, IN (1)		41,000
	Fairborn, OH (1) (3)	Rail	7,000
	Fayetteville, TN (1)		54,000
	Rockford, IL (1)		95,000
	Sulphur, LA (1)		30,000
Food and Health Sciences and Industrial Solutions	Centralia, IL (1)	Rail	121,000
	Dupo, IL (1) (3) (4)	Rail	64,000
	St. Paul, MN (1) (2)	Rail/Barge	32,000
	Rosemount, MN (1)	Rail	158,000
Food and Health Sciences	Fullerton, CA (5)		56,000
	Florida, NY (6)		107,000
(1)This is a manufacturing and/or distribution facility owned by the Company. This facility includes outside storage tanks for the storage of liquid bulk chemicals, as well as smaller tanks for storing and mixing chemicals.
(2)The land for these facilities is leased from the Port Authority of the City of St. Paul, Minnesota. One of the applicable leases runs through July 2029 and two run through 2044, including all available lease extensions.
(3)This is a manufacturing facility that manufactures bleach.
(4)The land for this facility is leased from a third party, with automatic one-year renewal periods.
(5)This is a leased facility comprising administrative offices and a distribution facility. The lease runs through January 2031.
(6)This is comprised of (i) a 79,000 square foot manufacturing plant which sits on approximately 16 acres and (ii) a leased 28,000 square foot warehouse located in close proximity that is leased until December 2028.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the Nasdaq Global Select Market under the symbol “HWKN.” As of May 8, 2026, shares of our common shares were held by approximately 311 shareholders of record.

Our Board of Directors authorized the repurchase of up to 2.6 million shares of our outstanding common stock, initially approved on May 29, 2014 and subsequently amended from time to time. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. We did not repurchase any shares of our common stock during the three or twelve months ended March 29, 2026. As of March 29, 2026, 731,544 shares remained available to be purchased under the share repurchase program.

The following graph compares the cumulative total shareholder return on our common shares with the cumulative total returns of the Nasdaq Industrial Index, the Nasdaq Composite Index, the Russell 2000 Index and the Standard & Poor’s (“S&P”) Small Cap 600 Index for our last five completed fiscal years. The graph assumes the investment of $100 in our stock and each of those indices on March 28, 2021 and reinvestment of all dividends.

500
400
300
200
100
0
Index Value
2021
2022
2023
2024
2025
2026
Period Ending
Hawkins, Inc.
Nasdaq Industrial Index
Nasdaq Composite Index
Russell 2000 Index
S&P Small Cap 600 Index

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for fiscal 2026, 2025, and 2024. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Overview

We derive substantially all of our revenues from the sale of water treatment, specialty ingredients, and chemistry products to our customers in a wide variety of industries. We believe that we create value for our customers through superb service and support, quality products, personalized applications and trustworthy, creative employees

Financial Overview

Highlights of fiscal 2026 include:

•Sales of $1,083.7 million, an increase of $109.3 million, or 11% from fiscal 2025;
•Gross profit of $245.1 million, an increase of $19.5 million, or 9% from fiscal 2025;
•Operating cash flow of $144.3 million, an increase of $33.2 million, or 30% from fiscal 2025; and
•Diluted earnings per share (EPS) of $3.91, a decrease of $0.12, or 3%, from fiscal 2025;
•Pro forma diluted EPS of $3.95, an increase of $0.32, or 9%, from fiscal 2025.
We focus on total profitability dollars when evaluating our financial results as opposed to profitability as a percentage of sales, as sales dollars tend to fluctuate as raw material prices rise and fall, particularly in our Water Treatment and Industrial Solutions segments. The costs for certain of our raw materials can rise or fall rapidly, causing fluctuations in gross profit as a percentage of sales.

We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our consolidated statements of income. The LIFO inventory valuation method and the resulting cost of sales are consistent with our business practices of pricing to current chemical raw material prices.

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

Factors Affecting Comparability of Results

Business Acquisitions
We completed the following acquisitions in fiscal 2026. The results of operations since the date of each acquisition and the assets, including goodwill associated with these acquisitions, are included in our Water Treatment segment with the exception of the MakWood lactate business, which is included in our Food & Health Sciences segment. Certain acquisitions discussed below are not included in Note 2 to our Consolidated Financial Statements as they were not deemed to be material enough to warrant disclosure.
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
•On April 25, 2025, we acquired substantially all of the assets and assumed certain liabilities of WaterSurplus, Inc. ("WaterSurplus") and related entities for approximately $149.9 million paid at closing, with an additional amount payable as an earnout of up to $53.7 million based on cumulative gross profit for the first five years. WaterSurplus is located in Rockford, IL and delivers sustainable water treatment solutions to customers throughout the United States.
The aggregate annual revenue of these six businesses acquired in fiscal 2026 totaled approximately $48 million, as determined using the applicable twelve-month period preceding each respective acquisition date.

Change in Reporting Segments
Effective beginning with the first quarter of fiscal 2026, we realigned our reporting segments to better reflect how we manage our operations and allocate resources. We believe this realignment better reflects the value our company provides to our customers and our evolution from a bulk commodity distributor into a specialty ingredients company. We now organize and manage our business by the following three segments, each of which meets the definition of reportable segments under ASC 280-10, Segment Reporting: Water Treatment, Food and Health Sciences, and Industrial Solutions. These segments are defined primarily by product and type of customer. Information presented in this annual report has been recast to align with the new segments. Additional information regarding these new segments is set forth in Note 15 to our Consolidated Financial Statements.

Results of Operations
The following table sets forth certain items from our statement of income as a percentage of sales for fiscal 2026 and 2025:

	Fiscal 2026	Fiscal 2025
Sales	100.0%	100.0%
Cost of sales	(77.4)%	(76.9)%
Gross profit	22.6%	23.1%
Selling, general and administrative expenses	(11.4)%	(10.9)%
Operating income	11.2%	12.2%
Interest expense, net	(1.2)%	(0.6)%
Other income	0.1%	0.1%
Income before income taxes	10.1%	11.7%
Income tax provision	(2.6)%	(3.1)%
Net income	7.5%	8.7%

Fiscal 2026 Compared to Fiscal 2025

Sales
Sales were $1,083.7 million for fiscal 2026, an increase of $109.3 million, or 11%, from sales of $974.4 million for fiscal 2025. The year-over-year increase was driven by sales growth in our Water Treatment and Industrial Solutions segments, which grew 22% and 7%, respectively , while sales in our Food and Health Sciences segment declined slightly.

Water Treatment Segment.  Water Treatment segment sales increased $96.8 million, or 22%, to $543.3 million for fiscal 2026, as compared to $446.5 million for fiscal 2025. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both fiscal 2026 and fiscal 2025. Sales increased as a result of $83.3 million of added sales from acquired businesses as well as increased sales volumes and pricing on certain of our products in our legacy business.

Food and Health Sciences Segment. Food and Health Sciences segment sales decreased $1.9 million, or 1%, to $320.7 million for fiscal 2026, as compared to $322.6 million for fiscal 2025. Sales of our agricultural products increased $6.8 million, which was more than offset by declines in some of our other product lines resulting from lower selling prices, primarily driven by competitive pricing pressures.

Industrial Solutions Segment.  Industrial Solutions segment sales increased $14.3 million, or 7%, to $219.7 million for fiscal 2026, as compared to $205.4 million for fiscal 2025. Sales of bulk commodity products in the Industrial Solutions segment were approximately 21% of sales dollars in fiscal 2026 and 23% of sales dollars in fiscal 2025. Sales increased primarily as a result of increased sales volumes of certain of our manufactured, blended and repackaged products.

Gross Profit
Gross profit increased $19.5 million, or 9%, to $245.1 million, or 23% of sales, for fiscal 2026, from $225.5 million, or 23% of sales, for fiscal 2025. During fiscal 2026, the LIFO reserve increased, and gross profits decreased, by $1.5 million, primarily due to rising raw material costs. In fiscal 2025, the LIFO reserve decreased, and gross profits increased, by $1.6 million, primarily due to lower prices year-over-year on certain products. Gross profit increased due to increased sales volumes, partially offset by the unfavorable year-over-year impact of the increased LIFO reserve.

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $23.1 million, or 19%, to $145.0 million, or 27% of sales, for fiscal 2026, from $121.8 million, or 27% of sales, for fiscal 2025. Gross profit increased primarily as a result of the addition of sales from our acquired businesses.

Food and Health Sciences Segment. Gross profit for our Food and Health Sciences segment decreased $4.6 million, or 6%, to $67.3 million, or 21% of sales, for fiscal 2026, from $71.9 million, or 22% of sales, for fiscal 2025. Gross profit decreased as a result of lower selling prices, primarily as a result of competitive pricing pressures.

Industrial Solutions Segment.  Gross profit for the Industrial Solutions segment increased $1.0 million, or 3%, to $32.8 million, or 15% of sales, for fiscal 2026, from $31.8 million, or 15% of sales, for fiscal 2025. Gross profit increased as a result of the increase in sales.

Selling, General and Administrative Expenses
SG&A expenses increased $17.4 million, or 16% to $123.8 million, or 11% of sales, for fiscal 2026, from $106.4 million, or 11% of sales, for fiscal 2025. Expenses increased largely due to $19.3 million in added costs from the acquired business in our Water Treatment segment, including amortization of intangibles of $8.9 million, as well as increased variable costs. This was partially offset by a reduction of $8.1 million to the Water Solutions earnout.

Operating Income
Operating income increased $2.1 million, or 2%, to $121.3 million, or 11% of sales, for fiscal 2026, as compared to $119.2 million, or 12% of sales, for fiscal 2025, due to the combined impact of the factors discussed above.

Interest Expense, Net
Interest expense was $13.5 million for fiscal 2026, an increase of $8.1 million from interest expense of $5.4 million for fiscal 2025. Interest expense increased due to higher outstanding borrowings in the current year, primarily to fund current year acquisitions.

Income Tax Provision
Our effective tax rate was approximately 25% for fiscal 2026 and 26% for fiscal 2025. The current year decrease in the effective tax rate was primarily driven by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Fiscal 2025 Compared to Fiscal 2024

Sales
Sales were $974.4 million for fiscal 2025, an increase of $55.2 million, or 6%, from sales of $919.2 million for fiscal 2024. The year-over-year increase was driven by sales growth in our Water Treatment segment, while sales in our Food and Health Sciences and Industrial Solutions segments declined year over year.

Water Treatment Segment.  Water Treatment segment sales increased $83.2 million, or 23%, to $446.5 million for fiscal 2025, as compared to $363.3 million for fiscal 2024. Sales of bulk commodity products in the Water Treatment segment were approximately 9% of sales dollars in both fiscal 2025 and fiscal 2024. Sales increased as a result of $72.1 million of added sales from acquired businesses as well as increased sales volumes in our legacy business.

Food and Health Sciences Segment. Food and Health Sciences segment sales decreased $12.0 million, or 4%, to $322.6 million for fiscal 2025, as compared to $334.6 million for fiscal 2024. Sales of our Food products decreased $11.1 million due to decreased selling prices driven by competitive pricing pressures.

Industrial Solutions Segment.  Industrial Solutions segment sales decreased $15.9 million, or 7%, to $205.4 million for fiscal 2025, as compared to $221.3 million for fiscal 2024. Sales decreased primarily as a result of decreased selling prices.

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

Water Treatment Segment.  Gross profit for the Water Treatment segment increased $22.8 million, or 23%, to $121.8 million, or 27% of sales, for fiscal 2025, from $99.1 million, or 27% of sales, for fiscal 2024. Gross profit increased as a result of increased sales.

Food and Health Sciences Segment. Gross profit for our Food and Health Sciences segment increased $4.0 million, or 6%, to $71.9 million, or 22% of sales, for fiscal 2025, from $67.9 million, or 20% of sales, for fiscal 2024. Gross profit increased as a result of the $3.3 million environmental liability recorded in fiscal 2024.

Industrial Solutions Segment.  Gross profit for the Industrial Solutions segment increased $5.1 million, or 19%, to $31.8 million, or 15% of sales, for fiscal 2025, from $26.7 million, or 12% of sales, for fiscal 2024. Gross profit increased as a result of the $4.4 million environmental liability recorded in fiscal 2024.

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

Interest Expense, Net
Interest expense was $5.4 million for fiscal 2025, an increase of $1.2 million from interest expense of $4.3 million for fiscal 2024. Interest expense increased due to higher outstanding borrowings in fiscal 2025, primarily to fund acquisitions.

Income Tax Provision
Our effective tax rate was approximately 26% for both fiscal 2025 and fiscal 2024. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.

Selected Quarterly Financial Data
Selected financial data for our fiscal quarters is shown below. No changes have been made to previously reported information.

(In thousands, except per share data)	Fiscal 2026
	First	Second	Third	Fourth	Total
Sales	$293,272	$280,434	$244,080	$265,910	$1,083,696
Gross profit	72,362	67,643	50,813	54,237	245,055
Selling, general, and administrative expenses	31,029	33,703	28,257	30,773	123,762
Operating income	41,333	33,940	22,556	23,464	121,293
Net income	29,175	22,598	14,312	15,463	81,548
Basic earnings per share	$1.41	$1.09	$0.69	$0.75	$3.93
Diluted earnings per share	$1.40	$1.08	$0.69	$0.74	$3.91

	Fiscal 2025
	First	Second	Third	Fourth	Total
Sales	$255,879	$247,029	$226,205	$245,318	$974,431
Gross profit	64,655	60,222	48,424	52,237	225,538
Selling, general, and administrative expenses	24,864	26,477	27,361	27,662	106,364
Operating income	39,791	33,745	21,063	24,575	119,174
Net income	28,879	24,118	15,021	16,327	84,345
Basic earnings per share	$1.39	$1.16	$0.72	$0.79	$4.05
Diluted earnings per share	$1.38	$1.16	$0.72	$0.78	$4.03
Earnings per share may not equal the face of the Consolidated Statements of Income due to rounding.

Liquidity and Capital Resources

Cash provided by operating activities in fiscal 2026 was $144.3 million compared to $111.1 million in fiscal 2025. The increase in cash provided by operating activities in fiscal 2026 as compared to fiscal 2025 was primarily driven by favorable year-over-year changes in inventories and trade receivables compared to the same period a year ago. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and resulting cash flow.

Cash used in investing activities was $224.1 million in fiscal 2026 compared to $128.0 million in fiscal 2025. Capital expenditures for property, plant and equipment were $58.2 million in fiscal 2026 and $41.1 million in fiscal 2025. The increase in capital expenditures was primarily driven by real estate purchases and expansion of existing facilities. In fiscal 2026, we incurred acquisition spending of $167.1 million, including the acquisition of WaterSurplus for $149.9 million paid at closing, compared to $87.4 million of acquisition spending in fiscal 2025.

Cash provided by financing activities was $78.6 million in fiscal 2026 compared to $14.8 million in fiscal 2025. Cash provided by financing activities included net debt borrowings of $95.0 million in fiscal 2026 and net debt borrowings of $50.0 million in fiscal 2025. We paid out cash dividends of $15.7 million in fiscal 2026 and $14.6 million in fiscal 2025. In fiscal 2026, we did not repurchase shares under our board-authorized share repurchase program, and in fiscal 2025, we used $20.7 million to repurchase shares under the program.

Our cash balance was $3.9 million at March 29, 2026, a decrease of $1.2 million as compared with March 30, 2025. Cash flows generated by operations during fiscal 2026 were offset by the cash expended for acquisitions, capital expenditures, repayments of debt, and dividend payments in fiscal 2026. We intentionally maintain a relatively low level of cash and use excess cash to reduce outstanding debt, which we believe represents a more efficient use of capital by lowering interest expense, improving cash flow, and strengthening our balance sheet, while continuing to maintain sufficient liquidity to meet our operational and contractual needs.
We are party to a second amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) as administrative agent, sole lead arranger and sole book runner, and the other lenders from time to time party thereto (collectively, the “Lenders”), dated as of March 31, 2022 (as amended, restated or modified from time to time, the “Credit Agreement”). A Joinder, Consent and Second Amendment, dated April 25, 2025 increased the revolving commitment under the Credit Agreement to provide us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $400.0 million. A Third Amendment, dated October 15, 2025, modified terms to increase the permitted qualified receivables transactions to $10.0 million from $5.0 million, as defined in the Credit Agreement. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 25, 2030. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries. We may use the amount available under the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes. At March 29, 2026, we had $244 million outstanding under the Revolving Loan Facility.
Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 1.0% and 1.85%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.85%, depending on our leverage ratio. At March 29, 2026, the effective interest rate on our borrowings was 4.4%.

In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.

Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of March 29, 2026, the unamortized balance of these costs was $0.8 million, and is included within other assets on our consolidated balance sheet.

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
We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of March 29, 2026 and expect to remain in compliance with all covenants for the next 12 months.
The Credit Agreement contains customary events of default including failure to make payments under the Revolving Loan Facility, failure to comply with covenants in the Credit Agreement and other loan documents, cross default to other material indebtedness, our failure to pay or discharge material judgments, bankruptcy, and change of control of the Company. The occurrence of an event of default would permit the lenders to terminate their commitments and accelerate loans under the Credit Facility.

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

Material Cash Requirements
The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Fiscal Period
Contractual Obligation	2027	2028	2029	2030	2031	More than 5 Years	Total
	(In thousands)
Senior secured revolver (1)	$—	$—	$—	$—	$244,000	$—	$244,000
Interest payments (2)	$10,862	$11,860	$11,950	$11,950	$996	$—	$47,618
Operating lease obligations (3)	$3,861	$3,607	$3,129	$1,965	$1,503	$7,343	$21,408
Pension withdrawal liability (4)	$467	$467	$467	$467	$467	$1,169	$3,504
Earnout liability (5)	$4,529	$—	$—	$—	$53,700	$—	$58,229
(1)    Represents the balance outstanding as of March 29, 2026, and assumes such amount remains outstanding until its maturity date, as periodic payments are not required under the terms of our Credit Agreement. However, it is our intention to pay down our debt with available excess cash flow. See Note 8 to our consolidated Financial Statements for further information.
(2)    Represents interest payments and commitment fees payable on outstanding balances under our revolver, net of the expected receivable from our interest rate swap agreement, and assumes interest rates remain unchanged from the rate as of March 29, 2026.
(3)    As reported under ASC Topic 842.
(4)    This relates to our withdrawal from a multiemployer pension plan. Payments on this obligation will continue through 2034.
(5)     Represents the fair value of the earnout liabilities recorded in conjunction with the Water Solutions and WaterSurplus acquisitions based upon achieving certain targets payable 3 years and 5 years after acquisition, respectively.

In addition to the above contractual obligations, in the ordinary course of business we have routine cash requirements related to capital expenditures for new trucks, facility improvements and expansions, safety equipment and other additions of property, plant and equipment. Our capital expenditures in fiscal 2026 were $58.2 million and in fiscal 2025 were $41.1 million. We anticipate total capital expenditures to be approximately $55 million for fiscal 2027.
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
Acquisition accounting. Our accounting for acquisitions requires significant judgment, and involves assumptions that are subject to a high degree of uncertainty and could materially affect our financial position and results of operations. For each acquisition, we allocate the fair value of the consideration transferred to the tangible assets acquired, identifiable intangible assets, and liabilities assumed. Determining these fair values requires management to make assumptions as of the acquisition date, including assumptions related to the future revenues and cash flows, discount rates, growth rates, and the estimated useful lives of acquired intangible assets. These estimates are inherently subjective and are based on information available at the time of the acquisition, including internal forecasts, available industry and market data, and long-term growth assumptions. The valuation of intangible assets is primarily based on discounted cash flow models. Changes in key assumptions used in these models, particularly projected cash flows or discounted rates, could result in materially different fair value estimates and may affect recorded asset balances, future amortization expense or impairment charges. Management establishes these assumptions at the time of acquisition and revises them if circumstances warrant. While we believe our assumptions are reasonable, actual results may differ from estimates due to changes in operating performance or market conditions. Any future acquisitions could involve assumptions that differ from those used in prior transactions. See Note 2, Acquisitions included in Part II, Item 8 of this Form 10-K for further discussion of business combination accounting valuation methodology and assumptions.

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
We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is limited to borrowings under our credit facility. A 25-basis point change in interest rates on the variable-rate portion of debt not covered by the interest rate swap would potentially increase or decrease annual interest expense by approximately $0.5 million. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Hawkins, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Hawkins, Inc. and subsidiaries (the “Company”) as of March 29, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 29, 2026, of the Company and our report, dated May 13, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at WaterSurplus, which was acquired on April 25, 2025, and whose financial statements constitute approximately 2.9% of total assets, excluding goodwill and intangible assets, and 3.2% of net sales of the consolidated financial statement amounts as of and for the year ended March 29, 2026. Accordingly, our audit did not include the internal control over financial reporting at WaterSurplus.

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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
May 13, 2026

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Hawkins, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hawkins, Inc. and subsidiaries (the “Company”) as of March 29, 2026, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for the year ended March 29, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2026, and the results of its operations and its cash flows for the year ended March 29, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 29, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated May 13, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition – WaterSurplus Customer Relationships – Refer to Note 2 to the financial statements

Critical Audit Matter Description

During the first quarter of fiscal year 2026, the Company acquired Surplus Management, Inc. (d/b/a WaterSurplus) for $149.9 million. The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, which resulted in WaterSurplus customer relationships being recorded at $76 million. The Company estimated the fair value of the WaterSurplus customer relationships in accordance with generally accepted valuation techniques. This approach required management to make significant estimates and assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value of the WaterSurplus customer relationships. We identified the projected revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rate used in the valuation of the WaterSurplus customer relationships as a critical audit matter due to the subjectivity inherent in these estimates and assumptions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected revenue growth rates, EBITDA margins, and discount rate included the following, among others:

•We tested the effectiveness of internal controls over management’s valuation analysis related to projected revenue growth rates, EBITDA margins, and discount rate.
•We assessed the reasonableness of management’s projections of the revenue growth rates and EBITDA margins by comparing the projections to historical results and certain peer companies.
•We evaluated whether the projections of the revenue growth rates and EBITDA margins were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
–Testing the mathematical accuracy of the components of the discount rate.
–Comparing the selected discount rate to market data.
–Evaluating the valuation methodology used.
–Comparing our fair value specialists’ independent range of the discount rate estimate to the discount rate used by management.
–Comparing the estimated weighted average return on assets, internal rate of return, and the discount rate used in the valuation model and evaluating whether they were consistent with each other.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
May 13, 2026
We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Hawkins, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Hawkins, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of March 30, 2025, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended March 30, 2025 and March 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 30, 2025, and the results of its operations and its cash flows for the years ended March 30, 2025 and March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor from 2020 to 2025.

Minneapolis, Minnesota
May 14, 2025 (except for Notes 3, 7, 15, 16 and 17, as to which the date is May 13, 2026)

HAWKINS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	March 29, 2026	March 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,914	$5,103
Trade accounts receivables, net	139,796	131,795
Inventories	78,199	83,512
Income taxes receivable	891	2,864
Prepaid expenses and other current assets	8,665	7,417
Total current assets	231,465	230,691
PROPERTY, PLANT, AND EQUIPMENT:
Land	21,223	18,679
Buildings and improvements	193,210	163,913
Machinery and equipment	175,495	150,981
Transportation equipment	89,220	78,064
Office furniture and equipment	10,514	9,316
	489,662	420,953
Less accumulated depreciation	223,406	195,667
Net property, plant, and equipment	266,256	225,286
OTHER ASSETS:
Right-of-use assets	16,840	13,449
Goodwill	223,042	135,409
Intangible assets, net	232,887	150,121
Deferred compensation plan assets	12,812	11,185
Other assets	2,988	3,907
Total other assets	488,569	314,071
Total assets	$986,290	$770,048
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$59,835	$61,195
Accrued payroll and employee benefits	20,092	19,659
Short-term lease liabilities	3,000	2,900
Contract liability	1,580	—
Accrued real estate taxes	1,224	1,030
Current portion of deferred compensation liability	1,334	538
Container deposits	1,383	1,914
Current portion of earnout liability	4,529	—
Environmental remediation	7,700	7,700
Other current liabilities	4,167	2,286
Total current liabilities	104,844	97,222

	March 29, 2026	March 30, 2025
LONG-TERM LIABILITIES:
Long-term debt	244,000	149,000
Long-term lease liabilities	14,457	10,920
Pension withdrawal liability	2,763	3,155
Deferred income taxes	25,110	22,356
Deferred compensation liability	14,850	13,132
Earnout liability	44,898	12,604
Other long-term liabilities	1,359	1,367
Total long-term liabilities	347,437	212,534
Total liabilities	452,281	309,756
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common shares; authorized: 60,000,000 shares of $0.01 par value; 20,752,138 and 20,684,621 shares issued and outstanding for 2026 and 2025, respectively	208	207
Additional paid-in capital	32,678	24,094
Retained earnings	500,142	434,259
Accumulated other comprehensive income	981	1,732
Total shareholders’ equity	534,009	460,292
Total liabilities and shareholders’ equity	$986,290	$770,048
See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per-share data)

	Fiscal Year Ended
	March 29, 2026	March 30, 2025	March 31, 2024
Sales	$1,083,696	$974,431	$919,162
Cost of sales	(838,641)	(748,893)	(725,526)
Gross profit	245,055	225,538	193,636
Selling, general and administrative expenses	(123,762)	(106,364)	(89,600)
Operating income	121,293	119,174	104,036
Interest expense, net	(13,507)	(5,432)	(4,282)
Other income	1,554	641	1,391
Income before income taxes	109,340	114,383	101,145
Income tax expense	(27,792)	(30,038)	(25,782)
Net income	$81,548	$84,345	$75,363

Weighted average number of shares outstanding-basic	20,736,815	20,803,872	20,864,348
Weighted average number of shares outstanding-diluted	20,861,860	20,936,502	21,014,326

Basic earnings per share	$3.93	$4.05	$3.61
Diluted earnings per share	$3.91	$4.03	$3.59

Cash dividends declared and paid per common share	$0.7500	$0.7000	$0.6300

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	March 29, 2026	March 30, 2025	March 31, 2024

Net income	$81,548	$84,345	$75,363
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(751)	(1,383)	175
Total other comprehensive (loss) income	(751)	(1,383)	175
Total comprehensive income	$80,797	$82,962	$75,538

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — April 2, 2023	20,850,454	$209	$44,443	$302,424	$2,940	$350,016
Cash dividends declared and paid	—	—	—	(13,238)	—	(13,238)
Share-based compensation expense	—	—	4,880	—	—	4,880
Vesting of restricted stock	118,165	1	(1)	—	—	—
Shares surrendered for payroll taxes	(48,478)	(1)	(2,139)	—	—	(2,140)
ESPP shares issued	61,981	1	2,241	—	—	2,242
Shares repurchased	(191,861)	(2)	(11,270)	—	—	(11,272)
Other comprehensive income, net of tax	—	—	—	—	175	175
Net income	—	—	—	75,363	—	75,363
BALANCE — March 31, 2024	20,790,261	$208	$38,154	$364,549	$3,115	$406,026
Cash dividends declared and paid	—	—	—	(14,635)	—	(14,635)
Share-based compensation expense	—	—	6,498	—	—	6,498
Vesting of restricted stock	94,305	1	(1)	—	—	—
Shares surrendered for payroll taxes	(34,047)	(1)	(2,540)	—	—	(2,541)
ESPP shares issued	40,045	1	2,657	—	—	2,658
Shares repurchased	(205,943)	(2)	(20,674)	—	—	(20,676)
Other comprehensive income, net of tax	—	—	—	—	(1,383)	(1,383)
Net income	—	—	—	84,345	—	84,345
BALANCE — March 30, 2025	20,684,621	$207	$24,094	$434,259	$1,732	$460,292
Cash dividends declared and paid	—	—	—	(15,665)	—	(15,665)
Share-based compensation expense	—	—	8,573	—	—	8,573
Vesting of restricted stock	68,553	1	(1)	—	—	—
Shares surrendered for payroll taxes	(28,590)	—	(3,028)	—	—	(3,028)
ESPP shares issued	27,554	—	3,040	—	—	3,040
Other comprehensive loss, net of tax	—	—	—	—	(751)	(751)
Net income	—	—	—	81,548	—	81,548
BALANCE — March 29, 2026	20,752,138	$208	$32,678	$500,142	$981	$534,009
See accompanying notes to consolidated financial statements.

HAWKINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 29, 2026	March 30, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,548	$84,345	$75,363
Reconciliation to cash flows provided by operating activities:
Depreciation and amortization	52,542	39,948	31,803
Change in fair value of earnout liability	(6,177)	1,369	571
Operating leases	3,982	3,475	2,708
Gain on deferred compensation assets	(1,554)	(641)	(1,391)
Deferred income taxes	3,053	461	(1,459)
Stock compensation expense	8,573	6,498	4,880
Gain from asset disposals	(202)	(61)	(85)
Other, net	179	87	87
Changes in operating accounts (using) providing cash, net of acquisitions:
Trade receivables	(2,467)	(11,230)	21,399
Inventories	10,053	(6,572)	19,921
Accounts payable	(5,841)	2,445	(828)
Accrued liabilities	2,195	476	10,708
Lease liabilities	(3,775)	(3,468)	(2,676)
Income taxes	2,071	(4,807)	(1,390)
Other, net	147	(1,229)	(112)
Net cash provided by operating activities	144,327	111,096	159,499
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(58,239)	(41,096)	(40,151)
Acquisitions	(167,108)	(87,400)	(83,455)
Proceeds from asset disposals	1,248	544	1,102
Net cash used in investing activities	(224,099)	(127,952)	(122,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(15,665)	(14,635)	(13,238)
ESPP shares issued	3,040	2,658	2,242
Shares surrendered for payroll taxes	(3,028)	(2,541)	(2,140)
Shares repurchased	—	(20,676)	(11,272)
Payments for debt issuance costs	(764)	—	—
Payments on senior secured revolving loan	(75,000)	(60,000)	(98,000)
Borrowings on senior secured revolving loan	170,000	110,000	85,000
Net cash provided by (used in) financing activities	78,583	14,806	(37,408)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,189)	(2,050)	(413)
CASH AND CASH EQUIVALENTS - beginning of year	5,103	7,153	7,566
CASH AND CASH EQUIVALENTS - end of year	$3,914	$5,103	$7,153
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the year for income taxes, net of refunds	$22,685	$34,386	$28,631
Cash paid for interest	13,650	5,785	4,654
Noncash investing activities - Capital expenditures in accounts payable	2,536	1,841	2,697

See accompanying notes to consolidated financial statements.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business - Effective beginning with the first quarter of fiscal 2026, we realigned our reporting segments to reflect how we manage our operations and allocate resources. We believe this realignment better reflects the value our company provides to our customers and our evolution from a bulk commodity distributor into a specialty ingredients company. We now organize and manage our business by the following three segments, each of which meets the definition of reportable segments under ASC 280-10, Segment Reporting: Water Treatment, Food & Health Sciences, and Industrial Solutions. These segments are defined primarily by product and type of customer. Information presented in this annual report has been recast to align with the new segments.

•Water Treatment Segment.  Our Water Treatment Group specializes in providing chemicals, filtration media and systems, equipment, services and solutions for potable water, municipal and industrial wastewater, industrial process water, mainly non-residential swimming pool water and agricultural water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.
•Food and Health Sciences Segment. Our Food and Health Sciences Group specializes in processing and formulation solutions as well as ingredient distribution to manufacturers in the nutrition, food, pharmaceutical, and agricultural markets. This group offers a diverse product portfolio including base chemistry, acid based reactions, minerals, vitamins and amino acids, excipients, botanicals and herbs, sweeteners and enzymes, fertilizers, and food-grade and pharmaceutical salts and ingredients.
•Industrial Solutions Segment.  Our Industrial Solutions Group specializes in providing industrial chemicals, products and services to industries such as industrial manufacturing, chemical processing, electronics, energy, plating, and surface finishing. This group’s principal products are acids and alkalis. This segment receives, stores and distributes various chemicals in bulk quantities, including liquid caustic soda, sulfuric acid, hydrochloric acid, urea, phosphoric acid, aqua ammonia and potassium hydroxide. They perform customer blending of chemicals according to customer formulas and specifications and repackage bulk industrial chemicals to sell in smaller quantities to our customers. The Industrial Solutions group relies on a specially trained sales staff that works directly with customer on their specific needs. This group conducts its business primarily through manufacturing locations and terminal operations.

Fiscal Year - Our fiscal year is a 52 or 53-week year ending on the Sunday closest to March 31. Our fiscal 2024, 2025, and 2026 are each 52 weeks.

Principles of Consolidation - The consolidated financial statements include the accounts of Hawkins, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, property, plant and equipment, right-of-use assets, goodwill, intangibles, deferred compensation plan assets, accrued expenses, environmental remediation, short-term and long-term lease liabilities, pension withdrawal liability, deferred compensation liability, earnout liability, income taxes and related accounts and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. Revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue upon transfer of control of the promised products to the customer, with revenue recognized at the point in time the customer obtains control of the products. Net sales include products and shipping charges, net of estimates for product returns and any related sales rebates. We estimate product returns based on historical return rates. Using probability assessments, we estimate sales rebates expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Less than 5% of our Water Treatment Group revenue relates to construction and engineering contracts that involve the design, engineering, and construction of long-lived assets. These contracts generally have a single performance obligation that is satisfied over time. Revenue is recognized over time using cost-to-cost input method based on costs incurred relative to total estimated costs. Costs and estimated earnings in excess of amounts billed are recorded as contract assets, while billings in excess of costs incurred and estimated earnings are recorded as contract liabilities. Contract assets are reclassified to accounts receivable when our right to payment becomes unconditional. We had no contract assets as of March 29, 2026. Contract liabilities were $1.6 million as of March 29, 2026.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
There were no contract assets or contract liabilities as of March 30, 2025. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. We offer certain customers cash discounts and volume rebates as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized in an amount estimated based on historical experience and contractual obligations.

Shipping and Handling - All shipping and handling amounts billed to customers are included in revenues. Costs incurred related to the shipping and the handling of products are included in cost of sales.

Fair Value Measurements - The financial assets and liabilities that are re-measured and reported at fair value for each reporting period are an interest rate swap, marketable securities held in a deferred compensation retirement plan, and earnout liabilities recorded in connection with the acquisitions of Water Solutions Unlimited, Inc. ("Water Solutions") and WaterSurplus, which are based on the achievement of certain targets. We do not have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis in our consolidated financial statements.

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

Trade Receivables and Concentrations of Credit Risk - Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We sell our principal products to a large number of customers across a variety industries. As of March 29, 2026, no single customer represented more than 10% of our total trade receivables. As of March 30, 2025, we had a significant concentration of credit risk, with a single customer representing approximately 11% of our total trade receivables. We do not believe there are other significant concentrations of credit risk related to customers operating in a particular industry or geographic area that would materially impact us in the near term.

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

Property, Plant and Equipment - Property is stated at cost and depreciated or amortized over the lives of the assets, using the straight-line method. Property acquired in a business combination is recorded at the fair value of the assets on the date of acquisition. Estimated lives are generally: 10 to 40 years for buildings and improvements; 3 to 20 years for machinery and equipment; and 3 to 10 years for transportation equipment and office furniture and equipment including computer systems. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Depreciation and amortization expense is recorded in our Consolidated Statements of Income within cost of sales and selling, general and administrative expense, depending on the use of the underlying asset. We recorded depreciation expense of $31.3 million for fiscal 2026, $27.2 million for fiscal 2025 and $23.3 million for fiscal 2024.

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable, such as prolonged industry downturn or significant reductions in projected future cash flows. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted) of the related asset group. If these cash flows are less than the carrying value of such asset group, an impairment loss would be measured by the amount the carrying value exceeds the fair value of the long-lived asset group. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We did not incur any asset write-off charges in fiscal 2026, fiscal 2025, or fiscal 2024 related to the impairment of long-lived assets.

Goodwill and Identifiable Intangible Assets - Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. Our annual test for impairment is as of the first day of our fourth fiscal quarter. As of December 29, 2025, we performed an analysis of qualitative factors for our Water Treatment, Food and Health Sciences, and Industrial Solutions reporting units to determine whether it is more likely than not that the fair value of any of these reporting units was less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform a quantitative goodwill impairment test for any of these reporting units. Goodwill impairment assessments were also completed in the fourth quarters of fiscal 2025 and 2024 and, similarly, we did not record a goodwill impairment charge.

Our primary identifiable intangible assets include customer relationships, trademarks and tradenames acquired in previous business acquisitions. Identifiable intangible assets with finite lives are amortized whereas identifiable intangible assets with indefinite lives are not amortized. The values assigned to the intangible assets with finite lives are being amortized on average over a remaining useful life of approximately 11 years. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No such events or changes in circumstances occurred during fiscal 2026, 2025 or 2024. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a qualitative assessment to determine whether it is more likely than not that the asset is impaired. Based on management’s analysis of qualitative factors, we determined that it was not necessary to perform an annual quantitative impairment test for fiscal 2026, 2025 or 2024.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Basic and diluted EPS were calculated using the following:

	March 29, 2026	March 30, 2025	March 31, 2024
Weighted average common shares outstanding — basic	20,736,815	20,803,872	20,864,348
Dilutive impact of stock performance units and restricted stock	125,045	132,630	149,978
Weighted average common shares outstanding — diluted	20,861,860	20,936,502	21,014,326

There were no shares or stock options excluded from the calculation of weighted average common shares for diluted EPS for fiscal 2026, 2025 or 2024.
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

Selling, General and Administrative Expenses - Our selling, general and administrative expenses consist of expenses related to selling products, including personnel and related expenses, amortization of intangibles, marketing and promotion expenses, and travel expenses; and administrative expenses, primarily personnel costs, related to certain executive officers, information technology, accounting and human resources; and the fair value accretion of any earnout liabilities.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") periodically issues Accounting Standards Updates ("ASUs") that amend the Financial Accounting Standards Codification ("ASC"). We evaluate the impact of the newly issued accounting guidance to determine the effect, if any, on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarified interim reporting requirements, improves the organization of interim disclosure guidance, and introduces a disclosure principle for material events occurring since the end of the last annual reporting period. The guidance is effective for interim periods in fiscal years beginning after December 15, 2027, our fiscal 2029. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements or interim disclosures in our first quarter, fiscal 2029 10-Q and periodic reports thereafter.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In September 2025, the FASB issued ASU 2025-06, Intangibles, Goodwill, and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements, which modernizes the recognition guidance requiring entities to begin capitalizing software costs when both of the following occur: (1) Management has authorized and committed funding to the software project and (2) It is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, our fiscal 2029, and interim periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statement disclosures in our first quarter, fiscal 2029 10-Q and periodic reports thereafter.

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

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Tax Disclosures, which enhances the transparency and decision-usefulness of income tax disclosures, including information to better assess how an entity's operations, tax risks, and tax planning strategies affect it effective tax rate and future cash flows. We adopted ASU 2023-09 on a prospective basis effective for our fiscal year ended March 29, 2026. The adoption did not impact our consolidated financial statements, but resulted in incremental disclosures within the footnotes of our consolidated financial statements. Refer to Note 13, Income Taxes for the additional disclosures required by this standard.

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

For each acquisition completed in fiscal 2024, fiscal 2025 and fiscal 2026, the results of operations since the acquisition date and the assets are included in our Water Treatment segment, with the exception of one immaterial acquisition in the second quarter of fiscal 2026 that was in our Food and Health Sciences segment. Costs associated with each acquisition were not material and were expensed as incurred.

Fiscal 2026 Material Acquisitions
Acquisition of WaterSurplus, Inc.: On April 25, 2025, we acquired substantially all of the assets and assumed certain liabilities of Surplus Management, Inc. d/b/a WaterSurplus (“WaterSurplus”) for an initial purchase price of approximately $149.9 million under the terms of an asset purchase agreement by and among WaterSurplus and related entities and their shareholders, Panther Acquisition Corporation, and Hawkins, Inc., as well as a related real estate purchase agreement. In addition, we may be obligated to pay an additional earnout amount based on a target of accumulated gross profit for the first five years after the acquisition. The maximum earnout liability of $53.7 million was discounted and recorded at the estimated present value of $43.0 million at the acquisition date. The recognition of the earnout liability represented a noncash investing activity, as no cash was paid at inception. WaterSurplus is based in Rockford, IL and delivers sustainable water treatment solutions to customers throughout the United States.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the purchase consideration and fair values of assets acquired and liabilities assumed as of the date of acquisition:

(In thousands)
Cash paid	$149,876
Present value of earnout liability	43,000
Total purchase consideration	$192,876

Trade accounts receivable	$3,030
Inventories	4,325
Other current assets	933
Property, plant, and equipment	12,887
Intangible assets
Customer relationships	76,000
Trade names	6,200
Technology	12,000
Accounts payable — trade	(2,169)
Other current liabilities	(2,934)
Total fair value of assets acquired and liabilities assumed	$110,272

Goodwill	$82,604

The expected useful lives of the acquired intangible assets are 15 years for customer relationships, 15 years for trade names and 10 years for technology. The goodwill recognized as a result of this acquisition is expected to be deductible for tax purposes. We have completed the purchase price allocation. The results of operations since the acquisition date and the assets are included in our Water Treatment segment. Costs associated with this transaction were not material and were expensed as incurred.

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

	Fiscal year ended
(In thousands, except per share data)	March 29, 2026	March 30, 2025
Pro forma sales	$1,085,851	$1,007,482
Pro forma net income	$82,434	$75,947

Pro forma basic earnings per share	$3.98	$3.65
Pro forma diluted earnings per share	$3.95	$3.63
The unaudited pro forma financial information above includes non-recurring adjustments directly attributable to the acquisition. These adjustments include (a) a non-recurring increase to costs of goods sold of approximately $1.1 million related to the fair value step-up of acquired inventory, which is not expected to continue beyond the sell-through of the inventory, and (b) acquisition-related costs of approximately $1.0 million, primarily consisting of professional fees, which are one-time in nature and not expected to recur.

Sales of WaterSurplus of $34.6 million for the Fiscal 2026 were included in our consolidated statements of income. Operating loss of WaterSurplus of $3.9 million for Fiscal 2026 was also included in our condensed consolidated statements of income.

Inclusive of five additional immaterial acquisitions not discussed above, total cash consideration for the acquisitions completed in the twelve months ended March 29, 2026 was $167.1 million.

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2025 Material Acquisitions
We completed four acquisitions in fiscal 2025, including the previously announced acquisitions shown below.

Amerochem Corporation ("Amerochem") was acquired on January 31, 2025 for $44.0 million. Located in North Carolina, Amerochem distributed water treatment chemicals and equipment to its customers located primarily in North Carolina.

Waterguard, Inc. ("Waterguard") was acquired on October 30, 2024 for $18.0 million. Located in North Carolina, Waterguard distributed water treatment chemicals and equipment to its customers located primarily in North Carolina.

Intercoastal Trading, Inc. ("Intercoastal") was acquired on June 3, 2024 for $22.0 million. Located in Maryland, Intercoastal distributed water treatment chemicals and equipment to its customers in Maryland, Delaware, and Virginia.

Inclusive of one immaterial acquisition not discussed above, total cash consideration for the fiscal 2025 acquisitions was $87.4 million.

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
The following table disaggregates external customer net sales by major revenue stream:

	Fiscal Year Ended March 29, 2026:
(In thousands)	Water Treatment	Food and Health Sciences	Industrial Solutions	Total
Manufactured, blended or repackaged products (1)	$488,620	$—	$167,710	$656,330
Bulk products (2)	49,575	—	46,579	96,154
Nutrition	—	137,986	—	137,986
Food	—	99,278	—	99,278
Pharmaceutical	—	27,871	—	27,871
Agricultural	—	52,565	—	52,565
Other	5,108	3,000	5,404	13,512
Total external customer sales	$543,303	$320,700	$219,693	$1,083,696

	Fiscal Year Ended March 30, 2025:
(In thousands)	Water Treatment	Food and Health Sciences	Industrial Solutions	Total
Manufactured, blended or repackaged products (1)	$400,849	$—	$152,087	$552,936
Bulk products (2)	39,977	—	47,885	87,862
Nutrition	—	144,434	—	144,434
Food	—	103,403	—	103,403
Pharmaceutical	—	25,864	—	25,864
Agricultural	—	45,727	—	45,727
Other	5,663	3,132	5,410	14,205
Total external customer sales	$446,489	$322,560	$205,382	$974,431

HAWKINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31, 2024:
(In thousands)	Water Treatment	Food and Health Sciences	Industrial Solutions	Total
Manufactured, blended or repackaged products (1)	$327,188	$—	$163,655	$490,843
Bulk products (2)	32,349	—	50,732	83,081
Nutrition	—	145,460	—	145,460
Food	—	114,516	—	114,516
Pharmaceutical	—	20,546	—	20,546
Agricultural	—	51,456	—	51,456
Other	3,752	2,582	6,926	13,260
Total external customer sales	$363,289	$334,560	$221,313	$919,162
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
For fiscal 2026 and 2025, we recorded $0.8 million and $1.4 million, respectively, in other comprehensive income related to unrealized losses, net of tax, on our cash flow hedge. For fiscal 2024, we recorded $0.2 million in other comprehensive income related to unrealized gains, net of tax, on our cash flow hedge. The carrying value of our cash flow hedge included in other long-term assets on our consolidated balance sheets was $1.3 million as of March 29, 2026 and $2.4 million as of March 30, 2025.
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

Note 5 – Fair Value Measurements

Our financial assets and liabilities are measured at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these instruments. Because of the variable-rate nature of our debt under our credit facility, the carrying value of our debt also approximates fair value.

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

Our financial assets that are re-measured and reported at fair value for each reporting period are an interest rate swap, marketable securities held in a deferred compensation retirement plan, and the earnout liabilities recorded in conjunction with the acquisitions of Water Solutions and WaterSurplus. The interest rate swap and assets held in a deferred compensation retirement plan are classified as other long-term assets on our balance sheets, with the portion of the deferred compensation retirement plan assets expected to be paid within twelve months classified as current assets. The Water Solutions earnout liability is classified as other current liabilities on our balance sheets. The WaterSurplus earnout liability is classified as a long-term liability on our balance sheets. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.

The earnout liabilities recorded in conjunction with the acquisitions of Water Solutions and WaterSurplus are based upon achieving certain targets. The Water Solutions earnout is based on a target of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) in year three of the acquisition. The earnout liability was valued based upon a risk-neutral pricing analysis within a Monte Carlo simulation framework, which is a Level 3 input. The WaterSurplus earnout liability is based on a target of accumulated gross profit for the first five years of the acquisition. The earnout liability was discounted and recorded at the present value of the anticipated maximum payout amount, which is a Level 3 input. The earnout liabilities are adjusted to fair value at each reporting date until settled. Changes in fair value are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Income.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis as of March 29, 2026 and March 30, 2025:

(In thousands)		2026	2025
Assets
Deferred compensation plan assets	Level 1	$14,146	$11,723
Interest rate swap	Level 2	1,323	2,373
Liabilities
WaterSurplus earnout liability	Level 3	44,898	—
Water Solutions earnout liability	Level 3	4,529	12,604

The changes in the earnout liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earnout liability at March 30, 2025		$12,604
Addition for acquisition of WaterSurplus	Level 3	43,000
Fair value adjustments to WaterSurplus earnout liability	Level 3	1,898
Fair value adjustments to Water Solutions earnout liability	Level 3	(8,075)
Earnout liability at March 29, 2026		$49,427

Note 6 — Inventories

Inventories at March 29, 2026 and March 30, 2025 consisted of the following:

	2026	2025
(In thousands)
Inventory (FIFO basis)	$102,589	$106,357
LIFO reserve	(24,390)	(22,845)
Net inventory	$78,199	$83,512
We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our consolidated statements of income.

Note 7 — Goodwill and Other Identifiable Intangible Assets

In connection with the segment realignment, goodwill was reallocated to our new reporting units based on their relative fair values as of the realignment date. Prior period amounts have been recast to reflect our current segment reporting structure, which now reflects the reallocation of $1.2 million from the Industrial Solutions segment to the Food and Health Sciences segment. The reallocation related to the segment realignment had no impact on consolidated total goodwill.

We performed a quantitative goodwill impairment test for each reporting unit affected by the realignment. The fair value of each reporting unit exceeded its respective carrying amount, and therefore, no goodwill impairment was recorded.

The carrying amounts of goodwill for each of our three reportable segments were as follows:

(In thousands)	Water Treatment	Food and Health Sciences	Industrial Solutions	Total
Balance as of March 31, 2024	$51,959	$46,149	$5,291	$103,399
Addition due to acquisitions	32,010	—	—	32,010
Balance as of March 30, 2025	$83,969	$46,149	$5,291	$135,409
Addition due to acquisitions	86,911	722	—	87,633
Balance as of March 29, 2026	$170,880	$46,871	$5,291	$223,042
As of March 31, 2024 the Company's goodwill balance included accumulated impairment losses of $39.1 million related to its Food and Health Sciences segment. No goodwill impairment charges were recognized during fiscal 2026 or fiscal 2025.

The following is a summary of our identifiable intangible assets as of March 29, 2026 and March 30, 2025:

	2026
	Gross Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Finite-life intangible assets:
Customer relationships	$283,654	$(75,216)	$208,438
Trademarks and trade names	21,622	(9,486)	12,136
Other finite-life intangible assets	16,526	(5,440)	11,086
Total finite-life intangible assets	321,802	(90,142)	231,660
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets	$323,029	$(90,142)	$232,887

	2025
	Gross Amount	Accumulated Amortization	Net Carrying Value
(In thousands)
Finite-life intangible assets:
Customer relationships	$198,364	$(57,311)	$141,053
Trademarks and trade names	14,970	(7,368)	7,602
Other finite-life intangible assets	4,410	(4,171)	239
Total finite-life intangible assets	217,744	(68,850)	148,894
Indefinite-life intangible assets	1,227	—	1,227
Total intangible assets	$218,971	$(68,850)	$150,121

Intangible asset amortization expense was $21.3 million during fiscal 2026, $12.8 million during fiscal 2025, and $8.5 million during fiscal 2024.

The estimated future amortization expense for identifiable intangible assets is as follows:

(In thousands)	Intangible Assets
Fiscal 2027	$21,625
Fiscal 2028	21,017
Fiscal 2029	20,994
Fiscal 2030	20,973
Fiscal 2031	20,936
Thereafter	126,115
Total	$231,660

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

In April, 2026, we drew approximately $150 million of additional proceeds to acquire substantially all of the assets of WaterSurplus as discussed in Note 2. We may use other proceeds from the Revolving Loan Facility for working capital, capital expenditures, restricted payments and other acquisitions permitted under the Credit Agreement, and other general corporate purposes.

We paid fees of approximately $1.0 million in fiscal 2026 associated with the April 2025 refinancing. The Revolving Loan Facility is scheduled to mature on April 25, 2030.

Borrowings under the Revolving Loan Facility bear interest at a variable rate based on term SOFR plus a margin. We have an interest rate swap in place to manage the risk associated with a portion of our variable-rate debt. The notional amount of the swap agreement is $60 million.

At March 29, 2026, the effective interest rate on our borrowings was 4.4%. In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized portion of the facility. The commitment fee was between 0.15% and 0.25%, depending on our leverage ratio.

The Credit Agreement requires us to maintain (a) a minimum fixed charge coverage ratio of 1.15 to 1.00 and (b) a maximum total cash flow leverage ratio of 3.0 to 1.0. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict our ability to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on our assets or enter into rate management transactions, subject to certain limitations. We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default existed or would exist as a result thereof. As of March 29, 2026, we were in compliance with all required covenants.
Debt at March 29, 2026 and March 30, 2025 consisted of the following:

(In thousands)	2026	2025
Revolving Loan Facility	$244,000	$149,000
Annual maturities of debt are as follows:

(In thousands)	2027	2028	2029	2030	2031	Thereafter
Maturities	$—	$—	$—	$—	$244,000	$—

Note 9 — Share-Based Compensation
Performance-Based Restricted Stock Units.  Our Board of Directors has approved a performance-based equity compensation arrangement for our executive officers. This performance-based arrangement provides for the grant of performance-based restricted stock units under our 2019 Equity Incentive Plan (the "2019 Plan") that represent a possible future issuance of restricted shares of our common shares based on our pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer will be determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 58,353 shares in the aggregate for fiscal 2026. The restricted shares issued, if any, will fully vest two years after the end of the fiscal year on which the performance is based. We record the compensation expense for the outstanding performance share units and then-converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for fiscal 2024, 2025, and 2026:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2024	189,258	$34.64
Granted	61,819	43.06
Vested	(105,600)	31.74
Outstanding at end of fiscal 2024	145,477	$40.33
Granted	75,428	76.60
Vested	(83,658)	38.31
Outstanding at end of fiscal 2025	137,247	$61.49
Granted	61,418	119.67
Vested	(61,819)	43.06
Outstanding at end of fiscal 2026	136,846	$95.93
We recorded compensation expense on performance-based restricted stock of approximately $6.6 million for fiscal 2026, $5.0 million for fiscal 2025 and $3.7 million for fiscal 2024, substantially all of which was recorded in SG&A expense in the Consolidated Statements of Income. The total fair value of performance-based restricted stock units vested was $2.7 million in fiscal 2026, $3.2 million in fiscal 2025 and $3.4 million in fiscal 2024.
Until the performance-based restricted stock units result in the issuance of restricted stock, the amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued and our then-current common share price. Upon issuance of restricted stock, we record compensation expense over the remaining vesting period using the award date closing price. Unrecognized compensation expense related to non-vested restricted stock and non-vested restricted share units as of March 29, 2026 was $6.4 million and is expected to be recognized over a weighted average period of 1.0 year.
Restricted Stock Awards.  As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are under our 2019 Plan and are expensed over a one-year vesting period, based on the market value on the date of grant.
During the twelve months ended March 29, 2026, certain employees from the WaterSurplus acquisition received restricted stock awards under the 2019 Plan, primarily to incentivize their continued service. The restricted stock awards will be expensed over a three-year vesting period, based on the market value on the date of grant.

The following table represents the restricted stock activity for fiscal 2024, 2025, and 2026:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at beginning of fiscal 2024	12,565	$38.98
Granted	10,647	46.00
Vested	(12,565)	38.98
Outstanding at end of fiscal 2024	10,647	$46.00
Granted	6,734	103.90
Vested	(10,647)	46.00
Outstanding at end of fiscal 2025	6,734	$103.90
Granted	13,109	147.82
Vested	(6,734)	103.90
Outstanding at end of fiscal 2026	13,109	$147.82
Annual expense related to the value of restricted stock was $1.0 million in fiscal 2026, $0.6 million in fiscal 2025, and $0.5 million in fiscal 2024, and was recorded in SG&A expense in the Consolidated Statements of Income. Unrecognized compensation expense related to non-vested restricted stock awards as of March 29, 2026 was $1.2 million and is expected to be recognized over a weighted average period of 1.6 years.

Note 10 — Share Repurchases
Our board of directors has authorized the repurchase of up to 2,600,000 shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon repurchase of the shares, we reduce our common shares for the par value of the shares, with the excess applied against additional paid-in capital. No shares were repurchased during fiscal 2026. We repurchased 205,943 common shares at an aggregate purchase price of $20.7 million during fiscal 2025. We repurchased 191,861 common shares at an aggregate purchase price of $11.3 million during fiscal 2024. As of March 29, 2026, 731,544 shares remained available to be purchased under the share repurchase program.

Note 11 — Retirement Plans
Company Sponsored Plans. The majority of our non-bargaining unit employees are eligible to participate in a company-sponsored profit-sharing plan. Contributions are made at our discretion subject to a maximum amount allowed under the Internal Revenue Code (“IRC”). The profit sharing plan contribution level for each employee depends upon date of hire, and was 2.5% or 5.0% of each employee’s eligible compensation for fiscal 2026, 2025 and 2024. We also have in place a retirement plan covering our collective bargaining unit employees. The retirement plan provides for a contribution of 2.5% or 5.0% of each employee’s eligible annual wages depending on their hire date. In addition to the employer contributions described above, both the profit-sharing plan and the retirement plan include a 401(k) plan that allows employees to contribute pre-tax earnings up to the maximum amount allowed under the IRC, with an employer match of up to 5% of the employee’s eligible compensation.
We have two employee stock ownership plans (“ESOPs”), one covering the majority of our non-bargaining unit employees and the other covering our collective bargaining unit employees. Contributions to the plan covering our non-bargaining unit employees are made at our discretion. Contributions to both plans are subject to a maximum amount allowed under the IRC, and were 2.5% or 5.0% of each employee’s eligible wages, depending on each eligible employee’s hire date, for fiscal 2026, 2025 and 2024.
We have a nonqualified deferred compensation plan covering employees who are classified as “highly compensated employees” as determined by IRS guidelines for the plan year and who were hired on or before April 1, 2012. Employees who are eligible for the nonqualified deferred compensation plan for any plan year are not eligible for the profit-sharing plan contribution or the ESOP contributions described above for that plan year. Our contribution to the nonqualified deferred compensation plan for fiscal 2026, 2025, and 2024 was 10% of each employee’s eligible compensation, subject to the maximum amount allowed under the IRC.

We have an employee stock purchase plan (“ESPP”) covering substantially all of our employees. The ESPP allows employees to purchase newly-issued shares of the Company’s common shares at a discount from market. The number of new shares issued under the ESPP was 27,554 in fiscal 2026, 40,045 in fiscal 2025 and 61,981 in fiscal 2024.
The following represents the contribution expense for these company-sponsored plans for fiscal 2026, 2025 and 2024:

(In thousands)	2026	2025	2024
Non-bargaining unit employee plans:
Profit sharing	$3,112	$1,851	$2,340
401(k) matching contributions	4,669	4,111	3,564
ESOP	3,112	1,851	2,340
Nonqualified deferred compensation plan	1,591	1,662	2,060
Bargaining unit employee plans	685	712	652
ESPP - all employees	975	885	689
Total contribution expense	$14,144	$11,072	$11,645
In 2013, we withdrew from a collectively bargained multi-employer pension plan and recorded a liability for our share of the unfunded vested benefits. Payments of approximately $0.5 million per year are being made through 2034.

Note 12 — Commitments and Contingencies
Litigation.  As of March 29, 2026, there were no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject. Legal fees associated with such matters are expensed as incurred.
Environmental Remediation. In fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, Minnesota facility during an expansion project. This charge was recorded as an operating expense within cost of sales in our Consolidated Statements of Income. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. The remediation liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental matters, actual remediation costs could differ from our estimates. While additional remediation expenses are reasonably possible to be incurred in future periods if new information or conditions are identified, we are unable to reasonably estimate the amount or range of any such additional costs at this time. No expenses were charged against this liability during fiscal 2026 and fiscal 2025.
Asset Retirement Obligations. We have three leases of land that contain terms that state that at the end of the lease term, we have a specified amount of time to remove the property and buildings. Including available lease extensions, these leases expire in 2029, 2033 and 2044. At that time, anything that remains on the land becomes the property of the lessor, and the lessor has the option to either maintain the property or remove the property at our expense. We have not been able to reasonably estimate the fair value of the asset retirement obligations, primarily due to the combination of the following factors: certain of the leases do not expire in the near future; we have a history of extending the leases with the lessors and currently intend to do so at expiration of the lease periods; the lessors do not have a history of terminating leases with their tenants; and because it is more likely than not that the buildings will have value at the end of the lease life and therefore, may not be removed by either the lessee or the lessor. Therefore, in accordance with accounting guidance related to asset retirement and environmental obligations, we have not recorded an asset retirement obligation as of March 29, 2026. We will continue to monitor the factors surrounding the requirement to record an asset retirement obligation and will recognize the fair value of a liability in the period in which it is incurred and a reasonable estimate can be made.

Note 13 — Income Taxes

The income tax information presented reflects the prospective adoption of ASU 2023-07. The adoption affected the disclosure requirement only and did not result in any changes to income tax balances or amounts for periods prior to adoption.

Foreign operations are not material, and therefore our income tax provision consists primarily of U.S. federal and state income taxes.

The provisions for income taxes for fiscal 2026, 2025 and 2024 were as follows:

	2026	2025	2024
(In thousands)
Federal — current	$18,245	$22,944	$21,872
State — current	6,484	6,633	5,369
Total current	24,729	29,577	27,241

Federal — deferred	2,794	43	(1,146)
State — deferred	269	418	(313)
Total deferred	3,063	461	(1,459)
Total provision	$27,792	$30,038	$25,782
Reconciliations of the provisions for income taxes to the applicable federal statutory income tax rate for fiscal 2026, 2025 and 2024 are listed below:

	2026
(In thousands, except percentages)	Amount	Percentage
Statutory federal income tax	$22,961	21.0%
State income taxes, net of federal deduction (1)	5,140	4.7%
Nontaxable or nondeductible items	827	0.8%
Other — net	(1,136)	(1.1)%
Total	$27,792	25.4%
(1) The states that, in the aggregate, accounted for over 50 percent of the effect of the state and local income taxes shown above were Illinois, Minnesota, Wisconsin

	2025	2024
Statutory federal income tax	21.0%	21.0%
State income taxes, net of federal deduction	5.0%	5.4%
Other — net	0.3%	(0.9)%
Total	26.3%	25.5%

Cash paid for income taxes (net of refunds) consisted of the following:

(In thousands)	2026
Federal	$16,600
State
Minnesota	$1,575
Other States	4,510
Total	$22,685

The tax effects of items comprising our net deferred tax liability as of March 29, 2026 and March 30, 2025 are as follows:

(In thousands)	2026	2025
Deferred tax assets:
Trade receivables	$136	$98
Stock compensation accruals	2,986	2,929
Pension withdrawal liability	815	955
Lease liability	4,472	3,731
Inventories	1,069	870
Other	5,928	6,388
Total deferred tax assets	$15,406	$14,971
Deferred tax liabilities:
Prepaid expenses	$(1,391)	$(1,363)
Excess of tax over book depreciation	(21,370)	(18,143)
Intangible assets	(13,111)	(13,549)
ROU asset	(4,313)	(3,631)
Unrealized gain on interest rate swap	(331)	(641)
Total deferred tax liabilities	$(40,516)	$(37,327)
Net deferred tax liabilities	$(25,110)	$(22,356)

As of March 29, 2026, the Company has determined that it is more likely than not that the deferred tax assets at March 29, 2026 will be realized either through future taxable income or reversals of taxable temporary differences.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, introducing significant amendments to U.S. tax legislation with varying effective dates. Key provision that impacts us is the expansion of bonus depreciation. We have incorporated these amendments into our fiscal 2026 tax provision, as applicable, and there was no material impact to our income tax expense or effective tax rate. We continue to evaluate the legislation.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 2, 2023 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions.

Note 14 – Leases

Lease Obligations. As of March 29, 2026, we were obligated under operating lease agreements for certain manufacturing facilities, warehouse space, the land on which some of our facilities sit, vehicles and information technology equipment. Our leases have remaining lease terms of 1 year to 19 years, some of which include options to extend the lease for up to 10 years.

As of March 29, 2026 and March 30, 2025, our operating lease components with initial or remaining terms in excess of one year were classified on the consolidated balance sheet within right-of-use assets, short-term lease liabilities and long-term lease liabilities.

Cash paid for leases was $3.8 million for the twelve months ended March 29, 2026 .

Total lease expense was $5.2 million for the twelve months ended March 29, 2026, $4.6 million for the twelve months ended March 30, 2025, and $4.0 million for the twelve months ended March 31, 2024, and includes leases less than 12 months in duration.

Operating lease right-of-use assets of $6.9 million were recognized during the twelve months ended March 29, 2026, in exchange for lease liabilities. These non‑cash transactions are excluded from the statements of cash flows.

Other information related to our operating leases was as follows:

	March 29, 2026	March 30, 2025
Lease Term and Discount Rate
Weighted average remaining lease term (years)	7.43	6.17
Weighted average discount rate	5.5%	4.5%

Maturities of lease liabilities as of March 29, 2026 were as follows:

(In thousands)	Operating Leases
Fiscal 2027	$3,861
Fiscal 2028	3,607
Fiscal 2029	3,129
Fiscal 2030	1,965
Fiscal 2031	1,503
Thereafter	7,343
Total	$21,408
Less: Interest	(3,951)
Present value of lease liabilities	$17,457

Note 15 — Segment Information
Effective beginning with the first fiscal quarter of fiscal 2026, we realigned our reporting segments to reflect organizational changes made and to reflect the way we manage our operations and allocate resources. We believe this realignment better reflects the value our company provides to our customers and our evolution from a bulk commodity distributor into a specialty ingredients company. Segment information for fiscal 2025 and fiscal 2024 has been recast to reflect the Company's current reportable segments after realignment. We organize and manage our business by the following three segments, which meet the definition of reportable segments under ASC 280-10, Segment Reporting: Water Treatment, Food and Health Sciences, and Industrial Solutions. These segments are defined primarily by product and type of customer.

•Water Treatment Segment.  Our Water Treatment Group specializes in providing chemicals, filtration media and systems, equipment, services and solutions for potable water, municipal and industrial wastewater, industrial process water, mainly non-residential swimming pool water and agricultural water. This group has the resources and flexibility to treat systems ranging in size from a single small well to a multi-million-gallon-per-day facility.
•Food and Health Sciences Segment. Our Food and Health Sciences Group specializes in processing and formulation solutions as well as ingredient distribution to manufacturers in the nutrition, food, pharmaceutical, and agricultural markets. This group offers a diverse product portfolio including base chemistry, acid based reactions, minerals, vitamins and amino acids, excipients, botanicals and herbs, sweeteners and enzymes, fertilizers, and food-grade and pharmaceutical salts and ingredients.
•Industrial Solutions Segment.  Our Industrial Solutions Group specializes in providing industrial chemicals, products and services to industries such as industrial manufacturing, chemical processing, electronics, energy, plating, and surface finishing. This group’s principal products are acids and alkalis. This segment receives, stores and distributes various chemicals in bulk quantities, including liquid caustic soda, sulfuric acid, hydrochloric acid, urea, phosphoric acid, aqua ammonia and potassium hydroxide. They perform customer blending of chemicals according to customer formulas and specifications and repackage bulk industrial chemicals to sell in smaller quantities to our customers. The Industrial Solutions group relies on a specially trained sales staff that works directly with customer on their specific needs. This segment conducts its business primarily through manufacturing locations and terminal operations.

Our chief operating decision-maker (CODM), who is our President and Chief Executive Officer, regularly reviews the consolidated financial statements in their entirety and financial information at the reportable segment level. The CODM uses segment operating income and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment operating income for evaluating pricing strategy, to assess the performance of each segment by comparing the results of each segment with one another, and in determining the compensation of certain employees. The CODM has ultimate responsibility for enterprise decisions and making resource allocation decisions for the Company and the segments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Product costs and expenses for each segment are based on actual costs incurred along with cost allocations of shared and centralized functions. Raw materials are transferred between segments at material cost, capitalized freight, and capitalized internal production and warehousing costs, with the offset settled in a balance sheet clearing account. Capitalized freight and capitalized internal production and warehousing costs are calculated and applied to inventory on an item level basis using per unit estimates that are based on historical costs or a time and effort measures as appropriate. We do not record intersegment sales, and no operating segments have been aggregated.
In fiscal 2026, 2025 and 2024, none of our customers accounted for 10% or more of our total sales.
Substantially all of the Company's revenue is derived from customers located in the United States and all of the Company's long-lived assets are located within the United States.
Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial statements in the following tables:

Reportable Segments	Water Treatment	Food and Health Sciences	Industrial Solutions	Total
(In thousands)
Fiscal Year Ended March 29, 2026:
Sales	$543,303	$320,700	$219,693	$1,083,696
Cost of sales - materials	(327,821)	(233,960)	(174,415)
Cost of sales - operational overhead	(70,529)	(19,408)	(12,508)
Selling, general, and administrative expenses	(76,865)	(32,981)	(13,916)
Operating income	$68,088	$34,351	$18,854	$121,293
Interest expense, net				(13,507)
Other income				1,554
Income tax expense				(27,792)
Net income				$81,548
Identifiable assets*	$561,554	$258,186	$137,280	$957,020
Capital expenditures	$29,790	$13,490	$14,959	$58,239
Depreciation and amortization	$30,788	$12,896	$8,858	$52,542
Fiscal Year Ended March 30, 2025:
Sales	$446,489	$322,560	$205,382	$974,431
Cost of sales - materials	(259,722)	(231,621)	(160,199)
Cost of sales - operational overhead	(64,934)	(19,021)	(13,396)
Selling, general, and administrative expenses	(62,287)	(30,720)	(13,357)
Operating income	$59,546	$41,198	$18,430	$119,174
Interest expense, net				(5,432)
Other income				641
Income tax expense				(30,038)
Net income				$84,345
Identifiable assets*	$356,994	$252,088	$130,490	$739,572
Capital expenditures	$20,258	$9,812	$11,026	$41,096
Depreciation and amortization	$18,953	$12,510	$8,485	$39,948

Reportable Segments	Water Treatment	Food and Health Sciences	Industrial Solutions	Total
Fiscal Year Ended March 31, 2024:
Sales	$363,289	$334,560	$221,313	$919,162
Cost of sales - materials	(214,020)	(245,207)	(176,327)
Cost of sales - operational overhead	(50,218)	(21,471)	(18,283)
Selling, general, and administrative expenses	(46,165)	(29,230)	(14,205)
Operating income	$52,886	$38,652	$12,498	$104,036
Interest expense, net				(4,282)
Other income				1,391
Income tax expense				(25,782)
Net income				$75,363
Identifiable assets*	$257,898	$237,097	$134,694	$629,689
Capital expenditures	$14,975	$11,113	$14,063	$40,151
Depreciation and amortization	$12,385	$11,473	$7,945	$31,803
* Unallocated assets not included, consisting primarily of cash and cash equivalents, prepaid expenses, and non-qualified deferred compensation plan assets of $29.3 million at March 29, 2026, $30.3 million at March 30, 2025 and $28.2 million at March 31, 2024

Note 16 — Revision of Previously Issued Financial Statements

During the preparation of our consolidated financial statements for the year ended March 29, 2026, we identified an immaterial error related to the classification of a portion of the Company's long-term debt in the prior period. Based upon evaluation of both quantitative and qualitative factors, we concluded the error to be immaterial to previously reported financial statements, however we revised the previously issued consolidated balance sheet to correct these errors. Certain amounts previously classified as current maturities of long-term debt were reclassified to long-term debt and an immaterial amount of debt issuance costs were reclassified to noncurrent assets in the accompanying consolidated balance sheet.
The following table summarizes the impact of the reclassification on our consolidated balance sheet:

(In thousands)	As Previously Reported	Adjustment	As Revised
March 30, 2025
Other Assets - Other	$3,726	$181	$3,907
Current portion of long-term debt	$9,913	$(9,913)	$—
Long-term debt	$138,906	$10,094	$149,000

Note 17 — Reclassifications

In the consolidated balance sheet as of March 30, 2025, other current liabilities of $8.7 million were further disaggregated to conform to current year presentation. These reclassifications had no impact on previously reported net income, total assets, total liabilities, or shareholders' equity, nor on net cash provided by (used in) operating, investing, or financing activities.

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
Management assessed the effectiveness of our internal control over financial reporting as of March 29, 2026, based on the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In making this assessment as of March 29, 2026, we have excluded the water treatment operations acquired from WaterSurplus in April 2025. WaterSurplus' total assets, excluding goodwill and intangible assets - net, and net sales, represented 2.9% and 3.2% of our consolidated total assets and consolidated net sales, respectively, as of and for the year ended March 29, 2026. We have excluded that business because we have not had sufficient time to make an assessment of its internal control over financial reporting using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding the business from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition. Based on this assessment, management believes that our internal control over financial reporting was effective as of March 29, 2026.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting for March 29, 2026, which is included in the Report of Independent Registered Public Accounting Firm in Item 8 of this Annual Report on 10-K.
Changes in Internal Control Procedures
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 29, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from Hawkins’ definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 29, 2026 (the “2026 Proxy Statement”). Except for those portions specifically incorporated in this Form 10-K by reference to the 2026 Proxy Statement, no other portions of the 2026 Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The disclosure under the headings "Proposal One - Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” of the 2026 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
The disclosure under the heading “Compensation of Executive Officers and Directors” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The disclosure under the headings “Security Ownership of Management and Beneficial Ownership” and “Equity Compensation Plan Information” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The disclosure under the headings “Election of Directors” and “Related Party Transactions” of the 2026 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The disclosure under the heading “Independent Registered Public Accounting Firm’s Fees” of the 2026 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	FINANCIAL STATEMENTS OF THE COMPANY

The following financial statements of Hawkins, Inc. are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets at March 29, 2026 and March 30, 2025.

Consolidated Statements of Income for the fiscal years ended March 29, 2026, March 30, 2025 and March 31, 2024.

Consolidated Statements of Comprehensive Income for the fiscal years ended March 29, 2026, March 30, 2025 and March 31, 2024.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 29, 2026, March 30, 2025, and March 31, 2024.

Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2026, March 30, 2025, and March 31, 2024.

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

The following financial statement schedule for the fiscal years 2026, 2025 and 2024.

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
Incorporated by Reference

10.7	Third Amendment to Second Amended and Restated Credit Agreement dated as of October 15, 2025, among Hawkins, Inc., U.S. Bank National Association, and certain financial institutions(10).	Incorporated by Reference

10.8*	Hawkins, Inc. 2019 Equity Incentive Plan. (11)	Incorporated by Reference

10.9*	Form of Performance Stock Unit Award Notice and Restricted Stock Agreement under the Company’s 2019 Equity Incentive Plan. (12)	Incorporated by Reference

19	Insider Trading Policy (13)	Incorporated by Reference

21	Subsidiaries of the registrant.	Filed Electronically

23.1	Consent of Deloitte & Touche LLP.	Filed Electronically

23.2	Consent of Grant Thornton LLP.	Filed Electronically

24.1	Powers of Attorney.	Filed Electronically

31.1	Certification by Chief Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically

32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically

32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically

97	Mandatory Clawback Policy (14)	Incorporated by Reference

101
Financial statements from the Annual Report on Form 10-K of Hawkins, Inc. for the period ended March 29, 2026, as filed with the SEC on May 13, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 9B.
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
(9)Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2025.
(10)Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2025.
(11)Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2019.
(12)Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2020.
(13)Incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2025.
(14)Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWKINS, INC.

		By	/s/ Patrick H. Hawkins
Patrick H. Hawkins Chief Executive Officer and President
Dated:	May 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick H. Hawkins		May 13, 2026
Patrick H. Hawkins	Chief Executive Officer, President and Director
(principal executive officer)

/s/ Jeffrey P. Oldenkamp		May 13, 2026
Jeffrey P. Oldenkamp	Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

*	Director	May 13, 2026
James A. Faulconbridge

*	Director	May 13, 2026
Mary J. Schumacher

*	Director	May 13, 2026
Jeffrey E. Spethmann

*	Director	May 13, 2026
Daniel J. Stauber

*	Director	May 13, 2026
Yi "Faith" Tang

*	Director	May 13, 2026
James T. Thompson

*	Director	May 13, 2026
Jeffrey L. Wright

* Patrick H. Hawkins, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Patrick H. Hawkins
Patrick H. Hawkins
Attorney-in-fact

SCHEDULE II
HAWKINS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED March 29, 2026, March 30, 2025 AND March 31, 2024

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Write-Offs	Balance at End of Year
	(In thousands)
Reserve deducted from asset to which it applies:
Fiscal Year Ended March 29, 2026:
Allowance for credit losses	$363	$239	$—	$76	$526
Fiscal Year Ended March 30, 2025:
Allowance for credit losses	$356	$7	$—	$—	$363
Fiscal Year Ended March 31, 2024:
Allowance for credit losses	$190	$166	$—	$—	$356