Form 10-Q
period 2026-06-28
HAWKINS INC
filed 2026-07-29
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at July 24, 2026
Common Stock, par value $.01 per share	20,875,117

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 28, 2026	March 29, 2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,977	$3,914
Trade accounts receivables, net	151,773	139,796
Inventories	79,864	78,199
Prepaid expenses and other current assets	9,165	9,556
Total current assets	248,779	231,465
Property, plant, and equipment	501,792	489,662
Less accumulated depreciation	231,206	223,406
Net property, plant, and equipment	270,586	266,256
OTHER ASSETS:
Right-of-use assets	16,081	16,840
Goodwill	223,828	223,042
Intangible assets, net	229,018	232,887
Deferred compensation plan asset	16,477	12,812
Other	1,474	2,988
Total other assets	486,878	488,569
Total assets	$1,006,243	$986,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$62,845	$59,835
Accrued payroll and employee benefits	15,750	20,092
Income tax payable	8,236	98
Environmental remediation	7,700	7,700
Other current liabilities (Note 8)	15,083	17,119
Total current liabilities	109,614	104,844
LONG-TERM LIABILITIES:
Long-term debt	244,000	244,000
Long-term lease liabilities	13,703	14,457
Pension withdrawal liability	2,663	2,763
Deferred income taxes	25,065	25,110
Deferred compensation liability	17,330	14,850
Earnout liabilities	45,433	44,898
Other long-term liabilities	231	1,359
Total long-term liabilities	348,425	347,437
Total liabilities	$458,039	$452,281
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,743,884 and 20,752,138 shares issued and outstanding as of June 28, 2026 and March 29, 2026, respectively	207	208
Additional paid-in capital	22,750	32,678
Retained earnings	524,425	500,142
Accumulated other comprehensive income	822	981
Total shareholders’ equity	548,204	534,009
Total liabilities and shareholders’ equity	$1,006,243	$986,290
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three months ended
	June 28, 2026	June 29, 2025
Sales	$315,675	$293,272
Cost of sales	(241,668)	(220,910)
Gross profit	74,007	72,362
Selling, general and administrative expenses	(35,335)	(31,029)
Operating income	38,672	41,333
Interest expense, net	(2,773)	(3,269)
Other income	1,425	942
Income before income taxes	37,324	39,006
Income tax expense	(9,070)	(9,831)
Net income	$28,254	$29,175

Weighted average number of shares outstanding - basic	20,777,481	20,717,485
Weighted average number of shares outstanding - diluted	20,853,991	20,810,562

Basic earnings per share	$1.36	$1.41
Diluted earnings per share	$1.35	$1.40

Cash dividends declared per common share	$0.19	$0.18
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended
	June 28, 2026	June 29, 2025
Net income	$28,254	$29,175
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swap	(159)	(324)
Total other comprehensive loss	(159)	(324)
Total comprehensive income	$28,095	$28,851
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2026	20,752,138	$208	$32,678	$500,142	$981	$534,009
Cash dividends declared and paid ($0.19 per share)	—	—	—	(3,971)	—	(3,971)
Share-based compensation expense	—	—	2,235	—	—	2,235
Vesting of restricted stock	70,859	1	(1)	—	—	—
Shares surrendered for payroll taxes	(33,917)	(1)	(5,142)	—	—	(5,143)
Shares repurchased	(45,196)	(1)	(7,020)	—	—	(7,021)
Other comprehensive loss, net of tax	—	—	—	—	(159)	(159)
Net income	—	—	—	28,254	—	28,254
BALANCE — June 28, 2026	20,743,884	$207	$22,750	$524,425	$822	$548,204
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 30, 2025	20,684,621	$207	$24,094	$434,259	$1,732	$460,292
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,754)	—	(3,754)
Share-based compensation expense	—	—	2,212	—	—	2,212
Vesting of restricted stock	61,819	—	(1)	—	—	(1)
Shares surrendered for payroll taxes	(28,590)	—	(3,028)	—	—	(3,028)
Other comprehensive loss, net of tax	—	—	—	—	(324)	(324)
Net income	—	—	—	29,175	—	29,175
BALANCE — June 29, 2025	20,717,850	$207	$23,277	$459,680	$1,408	$484,572
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	June 28, 2026	June 29, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,254	$29,175
Reconciliation to cash flows:
Depreciation and amortization	13,945	12,291
Change in fair value of earnout liabilities	535	(1,583)
Operating leases	1,040	923
Gain on deferred compensation assets	(1,425)	(942)
Stock compensation expense	2,235	2,212
Other, net	58	(25)
Changes in operating accounts providing (using) cash:
Trade receivables	(12,462)	(2,651)
Inventories	(1,474)	(8,487)
Accounts payable	2,218	(3,812)
Accrued liabilities	(6,448)	(6,735)
Lease liabilities	(1,269)	(973)
Income taxes	9,029	9,831
Other, net	916	2,266
Net cash provided by operating activities	35,152	31,490
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(11,605)	(13,544)
Acquisitions	(3,600)	(151,328)
Proceeds from asset disposals	260	327
Net cash used in investing activities	(14,945)	(164,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(3,971)	(3,754)
Payroll taxes paid in exchange for shares withheld	(5,143)	(3,028)
Shares repurchased	(7,021)	—
Payments on senior secured revolving loan	(5,000)	(10,000)
Payments for debt issuance costs	—	(764)
Borrowings on senior secured revolving loan	5,000	160,000
Other	(9)	—
Net cash (used in) provided by financing activities	(16,144)	142,454
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,063	9,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,914	5,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,977	$14,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,816	$3,286
Noncash investing activities - capital expenditures in accounts payable	$3,001	$1,493
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2026, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended June 28, 2026 are not necessarily indicative of the results that may be expected for the full year.
As used in this Form 10-Q, except where otherwise stated or indicated by the context, "Hawkins," "we," "us," "the Company," or "our" means Hawkins, Inc. and its subsidiaries. References to "fiscal 2024" refer to the fiscal year ended March 31, 2024, references to "fiscal 2026" refer to the fiscal year ended March 29, 2026, and references to "fiscal 2027" refer to the fiscal year ending March 28, 2027.
Use of Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly receivables, inventories, property, plant and equipment, right-of-use assets, goodwill, intangibles, deferred compensation plan assets, accrued expenses, environmental remediations, short-term and long-term lease liabilities, pension withdrawal liability, deferred compensation liability, earnout liability, income taxes and related accounts and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Accounting Policies. The accounting policies we follow are set forth in Note 1 – Nature of Business and Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2026, previously filed with the SEC. There have been no significant changes in our accounting policies since the end of fiscal 2026.
Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") periodically issues Accounting Standards Updates ("ASUs") that amend the Financial Accounting Standards Codification ("ASC"). We evaluate the impact of the newly issued accounting guidance to determine the effect, if any, on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting requirements, improves the organization of interim disclosure guidance, and introduces a disclosure principle for material events occurring since the end of the last annual reporting period. The guidance is effective for interim periods in fiscal years beginning after December 15, 2027, our fiscal 2029. We are currently evaluating the impact that the adoption of this ASU may have on our consolidated financial statements and interim disclosures in our first quarter, fiscal 2029 Form 10-Q and periodic reports thereafter.
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
For each acquisition completed in the first quarter of fiscal 2027 and the first quarter of fiscal 2026, the results of operations since the acquisition date and the assets are presented in our Water Treatment segment. Costs associated with each acquisition were not material and were expensed as incurred.
Fiscal 2027 Material Acquisitions
We completed one immaterial acquisition in the first quarter of fiscal 2027.
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
The following tables disaggregate external customer net sales by major revenue stream for the three months ended June 28, 2026 and June 29, 2025:

	Three months ended June 28, 2026
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$140,037	$—	$45,860	$185,897
Bulk products (2)	16,296	—	12,602	28,898
Nutrition	—	37,057	—	37,057
Food	—	24,310	—	24,310
Pharmaceutical	—	6,965	—	6,965
Agricultural	—	27,914	—	27,914
Other	1,960	1,004	1,670	4,634
Total external customer sales	$158,293	$97,250	$60,132	$315,675

	Three months ended June 29, 2025
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$136,347	$—	$41,318	$177,665
Bulk products (2)	11,969	—	11,844	23,813
Nutrition	—	35,337	—	35,337
Food	—	26,077	—	26,077
Pharmaceutical	—	5,557	—	5,557
Agricultural	—	21,469	—	21,469
Other	1,250	737	1,367	3,354
Total external customer sales	$149,566	$89,177	$54,529	$293,272
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
Basic and diluted EPS were calculated using the following:

	Three months ended
	June 28, 2026	June 29, 2025
Weighted-average common shares outstanding—basic	20,777,481	20,717,485
Dilutive impact of performance units and restricted stock	76,510	93,077
Weighted-average common shares outstanding—diluted	20,853,991	20,810,562
For each of the periods presented, there were no shares excluded from the calculation of weighted-average common shares for diluted EPS.

Note 5 – Fair Value Measurements
Our financial assets and liabilities are measured at fair value at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The carrying value of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short-term nature of these instruments. Because of the variable-rate nature of our debt under our credit facility, the carrying value of our debt also approximates fair value.
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
Our financial assets that are measured and reported at fair value for each reporting period are an interest rate swap, marketable securities held in a deferred compensation retirement plan, and the earnout liabilities recorded in conjunction with the acquisitions of Water Solutions Unlimited, Inc. ("Water Solutions") and WaterSurplus. The interest rate swap is classified as other current assets on our condensed consolidated balance sheets. Assets held in a deferred compensation retirement plan are classified as other long-term assets on our condensed consolidated balance sheets, with the portion of the deferred compensation retirement plan assets expected to be paid within twelve months classified as current assets. The Water Solutions earnout liability is classified as other current liabilities on our balance sheets. The WaterSurplus earnout liability is classified as a long-term liability on our balance sheets. The fair value of the interest rate swap is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The deferred compensation plan assets relate to contributions made to a non-qualified compensation plan on behalf of certain employees who are classified as “highly compensated employees” as determined by IRS guidelines. The assets are part of a rabbi trust and the funds are held in mutual funds. The fair value of the deferred compensation is based on the quoted market prices for the mutual funds at the end of the period.
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of June 28, 2026 and March 29, 2026.
 0

(In thousands)		June 28, 2026	March 29, 2026
Assets
Deferred compensation plan assets	Level 1	$16,966	$14,146
Interest rate swap	Level 2	$1,109	$1,323
Liabilities
WaterSurplus earnout liability	Level 3	$45,433	$44,898
Water Solutions earnout liability	Level 3	$4,529	$4,529

The changes in the earnout liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earnout liability at March 29, 2026		$49,427
Accretion of WaterSurplus earnout liability	Level 3	$535
Earnout liability at June 28, 2026		$49,962

Note 6 – Inventories
Inventories at June 28, 2026 and March 29, 2026 consisted of the following:

	June 28, 2026	March 29, 2026
(In thousands)
Inventory (FIFO basis)	$106,201	$102,589
LIFO reserve	(26,337)	(24,390)
Net inventory	$79,864	$78,199
We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our condensed consolidated statements of income.
Note 7 – Goodwill and Other Identifiable Intangible Assets
The carrying amounts of goodwill for each of our three reportable segments were as follows:

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Balance as of March 29, 2026	$170,880	$46,871	$5,291	$223,042
Addition, due to acquisitions	786	—	—	786
Balance as of June 28, 2026	$171,666	$46,871	$5,291	$223,828
The following is a summary of our identifiable intangible assets as of June 28, 2026 and March 29, 2026:

	June 28, 2026			March 29, 2026
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$285,254	$(79,921)	$205,333	$283,654	$(75,216)	$208,438
Trademarks and trade names	$21,622	$(9,939)	$11,683	$21,622	$(9,486)	$12,136
Other finite-life intangible assets	16,573	(5,798)	10,775	16,526	(5,440)	11,086
Total finite-life intangible assets	323,449	(95,658)	227,791	321,802	(90,142)	231,660
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$324,676	$(95,658)	$229,018	$323,029	$(90,142)	$232,887
Note 8 – Other Current Liabilities
Other current liabilities at June 28, 2026 and March 29, 2026 consisted of the following:

(In thousands)	June 28, 2026	March 29, 2026
Short-term lease liability	$2,962	$3,000
Contract liability	1,452	1,580
Accrued real estate taxes	1,084	1,224
Current portion of deferred compensation liability	489	1,334
Container deposits	1,444	1,383
Current portion of earnout liability	4,529	4,529
Other	3,123	4,069
Total	$15,083	$17,119

Note 9 – Debt
We are party to a second amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) as administrative agent, sole lead arranger and sole book runner, and the other lenders from time to time party thereto (collectively, the “Lenders”), dated as of March 31, 2022 (and as amended, restated or modified from time to time, the “Credit Agreement”). A Joinder, Consent and Second Amendment dated April 25, 2025 increased the revolving commitment under the Credit Agreement to provide us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $400.0 million. A Third Amendment dated October 15, 2025, modified terms related to qualified receivables transactions, as defined in the Credit Agreement. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries, and is scheduled to mature on April 25, 2030.
In the first quarter of fiscal 2026, we drew approximately $150 million of additional proceeds to acquire substantially all of the assets of WaterSurplus as discussed in Note 2. We may use other proceeds from the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and other acquisitions permitted under the Credit Agreement, and other general corporate purposes.
We paid fees of approximately $1.0 million in fiscal 2026 associated with the April 2025 refinancing.
Borrowings under the Revolving Loan Facility bear interest at a variable rate based on term SOFR plus a margin. We have an interest rate swap in place to manage the risk associated with a portion of our variable-rate debt. The notional amount of the swap agreement is $60 million. At June 28, 2026, the effective interest rate on our borrowings was 4.3%.
As of June 28, 2026, we were in compliance with all required covenants.
Debt at June 28, 2026 and March 29, 2026 consisted of the following:

	June 28, 2026	March 29, 2026
(In thousands)
Revolving Loan Facility	$244,000	$244,000
Note 10 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 2, 2023 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was approximately 24% for the three months ended June 28, 2026 and 25% for the three months ended June 29, 2025. The effective tax rate in both years was impacted by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes.
Note 11 – Share-Based Compensation
Performance-Based Restricted Stock Units. Our Board of Directors (the “Board”) approved a performance-based equity compensation arrangement for our executive officers during the first quarters of each of fiscal 2027 and fiscal 2026. These performance-based arrangements provide for the grant of performance-based restricted stock units under our 2019 Equity Incentive Plan (the "2019 Plan") that represent a possible future issuance of restricted shares of our common stock based on a pre-tax income target for the applicable fiscal year. The actual number of restricted shares to be issued to each executive officer is determined when our final financial information becomes available after the applicable fiscal year and will be between zero shares and 40,962 shares in the aggregate for fiscal 2027. The restricted shares issued, if any, will fully vest approximately two years after the last day of the fiscal year on which the performance is based. We are recording the compensation expense for the outstanding performance share units and the converted restricted stock over the life of the awards.
The following table represents the restricted stock activity for the three months ended June 28, 2026:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	136,846	$95.93
Granted	38,224	161.83
Vested	(70,859)	76.60
Unvested at end of period	104,211	$133.25
We recorded compensation expense related to performance share units and restricted stock of $1.7 million for the three months ended June 28, 2026 and $1.8 million for the three months ended June 29, 2025. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.

Restricted Stock Awards. As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are under our 2019 Plan and are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of June 28, 2026, there were 4,396 shares of restricted stock with an average grant date fair value of $159.16 outstanding under this program. Compensation expense related to restricted stock awards to the Board was $0.2 million for both the three months ended June 28, 2026 and June 29, 2025.
During the second quarter of fiscal 2026, certain employees from the WaterSurplus acquisition received restricted stock awards under the 2019 Plan, primarily to incentivize their continued service. The restricted stock awards will be expensed over a three-year vesting period, based on the market value on the date of grant. As of June 28, 2026, there were 8,713 shares of restricted stock with an average grant date fair value of $142.10 outstanding under this program. Compensation expense related to restricted stock awards to certain WaterSurplus employees was $0.1 million for the three months ended June 28, 2026. No expense was recorded for the three months ended June 29, 2025.
Note 12 – Share Repurchase Program
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended June 28, 2026, 45,196 shares were repurchased at an aggregate purchase price of $7.0 million, and during the three months ended June 29, 2025, no shares were repurchased. As of June 28, 2026, 686,348 shares remained available to be repurchased under the share repurchase program.
Note 13 – Commitments and Contingencies
Environmental Remediation. In fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, Minnesota facility during an expansion project. This charge was recorded as an operating expense within cost of sales in our fiscal 2024 condensed consolidated statement of income. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. The remediation liability is not discounted as management expects to incur these expenses within the next twelve months. Given the many uncertainties involved in assessing environmental matters, actual remediation expenses could differ from our estimates. While additional remediation expenses are reasonably possible to be incurred in future periods if new information or conditions are identified, we are unable to reasonably estimate the amount or range of any such additional expenses at this time. No additional expenses were incurred related to this liability during the three months ended June 28, 2026 and June 29, 2025.
Note 14 – Segment Information
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
•Food and Health Sciences Segment. Our Food and Health Sciences Group specializes in processing and formulation solutions as well as ingredient distribution to manufacturers in the nutrition, food, pharmaceutical, and agricultural markets. This group offers a diverse product portfolio, including base chemistry, acid based reactions, minerals, vitamins and amino acids, excipients, botanicals and herbs, sweeteners and enzymes, fertilizers, and food-grade and pharmaceutical salts and ingredients.
•Industrial Solutions Segment.  Our Industrial Solutions Group specializes in providing industrial chemicals, products and services to industries such as industrial manufacturing, chemical processing, electronics, energy, plating, and surface finishing. This group’s principal products are acids and alkalis. This segment receives, stores and distributes various chemicals in bulk quantities, including liquid caustic soda, sulfuric acid, hydrochloric acid, urea, phosphoric acid, aqua ammonia and potassium hydroxide. This group performs customer blending of chemicals according to customer formulas and specifications and repackages bulk industrial chemicals to sell in smaller quantities to our customers. The Industrial Solutions group relies on a specially trained sales staff that works directly with customers on their specific needs. This segment conducts its business primarily through manufacturing locations and terminal operations.

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
Product costs and expenses for each segment are based on actual costs incurred along with cost allocations of shared and centralized functions. Raw materials are transferred between segments at material cost, capitalized freight, and capitalized internal production and warehousing costs, with the offset settled in a balance sheet clearing account. Capitalized freight and capitalized internal production and warehousing costs are calculated and applied to inventory on an item level basis using per unit estimates that are based on historical costs or time and effort measures as appropriate. We do not record intersegment sales, and no operating segments have been aggregated.
In fiscal 2027 and 2026, none of our customers accounted for 10% or more of our total sales.
Summarized financial information for our reportable segments is presented and reconciled to consolidated financial information in the following tables:

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Three months ended June 28, 2026:
Sales	$158,293	$97,250	$60,132	$315,675
Cost of sales - materials	(94,481)	(73,345)	(47,858)
Cost of sales - operational overhead	(18,316)	(4,630)	(3,038)
Selling, general, and administrative expenses	(23,670)	(8,028)	(3,637)
Operating income	21,826	11,247	5,599	38,672
Interest expense, net				(2,773)
Other income				1,425
Income tax expense				(9,070)
Net income				28,254
Identifiable assets*	578,033	249,411	143,706	971,150
Capital expenditures	8,006	1,697	1,902	11,605
Depreciation and amortization	8,345	3,213	2,387	13,945
Three months ended June 29, 2025:
Sales	$149,566	$89,177	$54,529	$293,272
Cost of sales - materials	(89,159)	(65,814)	(42,848)
Cost of sales - operational overhead	(16,660)	(4,015)	(2,414)
Selling, general, and administrative expenses	(19,085)	(8,381)	(3,563)
Operating income	24,662	10,967	5,704	41,333
Interest expense, net				(3,269)
Other income				942
Income tax expense				(9,831)
Net income				29,175
Identifiable assets*	569,354	249,315	132,575	951,244
Capital expenditures	7,560	3,013	2,971	13,544
Depreciation and amortization	6,904	3,200	2,187	12,291
*Unallocated assets not included, consisting primarily of cash and cash equivalents, prepaid expenses, and non-qualified deferred compensation plan assets of $35.1 million at June 28, 2026 and $37.0 million at June 29, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the three months ended June 28, 2026 as compared to the similar period ended June 29, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 29, 2026.
Overview
We derive substantially all of our revenues from the sale of water treatment, specialty ingredients, and chemistry products to our customers in a wide variety of industries. We believe that we create value for our customers through superb service and support, quality products, personalized applications and trustworthy, and creative employees.
Business Acquisitions
We completed the following acquisitions in the first quarter of fiscal 2027 and fiscal 2026. The results of operations since the date of each acquisition and the assets, including goodwill associated with these acquisitions, are included in our Water Treatment segment with the exception of the MakWood lactate business, which is included in our Food & Health Sciences segment. Certain acquisitions discussed below are not included in Note 2 to our Condensed Consolidated Financial Statements as they were not deemed to be material enough to warrant disclosure.
Fiscal 2027
•On April 30, 2026, we acquired substantially all the assets and assumed certain liabilities of Aqua-Chem, Inc. ("Aqua-Chem") for approximately $3.6 million. Aqua-Chem provides water treatment products to commercial pools, including chemistry, equipment, and service, mainly to Nebraska and Iowa customers.
Fiscal 2026
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
The aggregate annual revenue of the seven businesses acquired during fiscal 2026 and the first quarter of fiscal 2027 totaled approximately $52.3 million, as determined using the applicable twelve-month period preceding each respective acquisition date.
Financial Results
We focus on total operating income when evaluating our financial results as opposed to profitability as a percentage of sales, as sales dollars tend to fluctuate as raw material prices rise and fall, particularly in our Water Treatment and Industrial Solutions segments. The costs for certain of our raw materials can rise or fall rapidly, causing fluctuations in gross profit as a percentage of sales.
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
Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended
	June 28, 2026	June 29, 2025
Sales	100.0%	100.0%
Cost of sales	(76.6)%	(75.3)%
Gross profit	23.4%	24.7%
Selling, general and administrative expenses	(11.2)%	(10.6)%
Operating income	12.2%	14.1%
Interest expense, net	(0.9)%	(1.1)%
Other income	0.5%	0.3%
Income before income taxes	11.8%	13.3%
Income tax expense	(2.9)%	(3.4)%
Net income	8.9%	9.9%
Three Months Ended June 28, 2026 Compared to Three Months Ended June 29, 2025
Sales
Sales were $315.7 million for the three months ended June 28, 2026, an increase of $22.4 million, or 8%, from sales of $293.3 million in the same period a year ago. All of our segments grew by more than 5% as compared to the prior year.
Water Treatment Segment. Water Treatment segment sales increased $8.7 million, or 6%, to $158.3 million for the three months ended June 28, 2026, from sales of $149.6 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 10% of sales dollars in the current quarter and 8% in the same period a year ago. Sales increased primarily due to improved pricing on certain of our products in our legacy business on higher volumes, along with approximately $6.9 million in additional sales from acquired businesses.
Food & Health Sciences Segment. Food & Health Sciences segment sales increased $8.1 million, or 9%, to $97.3 million for the three months ended June 28, 2026, from sales of $89.2 million in the same period a year ago. Sales dollars increased as a result of increased volumes of our agricultural, nutrition, and pharmaceutical products, partially offset by decreased sales volumes of our food ingredients products.
Industrial Solutions Segment. Industrial Solutions segment sales increased $5.6 million, or 10%, to $60.1 million for the three months ended June 28, 2026, from sales of $54.5 million in the same period a year ago. Sales of bulk commodity products in the Industrial Solutions segment were approximately 21% of sales dollars in the current quarter and 22% in the same period a year ago. Sales increased primarily as a result of increased sales volumes of certain of our manufactured, blended and repackaged products.
Gross Profit
Gross profit increased $1.6 million, or 2%, to $74.0 million, or 23% of sales, for the three months ended June 28, 2026, from $72.4 million, or 25% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $1.9 million. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.6 million. In addition to the $1.3 million impact of the LIFO reserve, gross margin was pressured by higher freight costs that were not fully recovered through freight charges billed to customers.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $1.7 million, or 4%, to $45.5 million, or 29% of sales, for the three months ended June 28, 2026, from $43.7 million, or 29% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.5 million. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.2 million. The increase in gross profit was primarily driven by higher sales from our acquired and legacy businesses, partially offset by higher LIFO and freight costs.
Food & Health Sciences Segment. Gross profit for the Food & Health Sciences segment was $19.3 million for the three months ended June 28, 2026, unchanged from the same period in the prior year. As a percentage of sales, gross profit decreased to 20% from 22% in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.8 million. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.2 million. The benefit of higher sales volumes was offset by higher LIFO and freight costs.
Industrial Solutions Segment. Gross profit for the Industrial Solutions segment of $9.2 million, or 15% of sales, for the three months ended June 28, 2026, was relatively flat compared to $9.3 million, or 17% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.7 million. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.2 million. The benefit of higher sales volumes was more than offset by higher LIFO and freight costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $4.3 million, or 14%, to $35.3 million, or 11% of sales, for the three months ended June 28, 2026, from $31.0 million, or 11% of sales, in the same period a year ago. This included $2.1 million due to added costs from the acquired businesses in our Water Treatment segment. In addition, the prior-year period included a $1.9 million favorable fair value adjustment that reduced SG&A, reflecting a downward revision to the estimated Water Solutions earnout liability based on a change in projected estimates related to the earnout target. This benefit did not recur in the current period, resulting in a $1.9 million year-over-year increase in SG&A. SG&A also included a $0.5 million increase in non-qualified deferred compensation expense, which was offset by a corresponding gain within other income. These increases were partially offset by lower acquisition-related costs and other changes across our operating expenses.
Operating Income
Operating income decreased $2.7 million, or 6%, to $38.7 million, or 12% of sales, for the three months ended June 28, 2026, from $41.3 million, or 14% of sales, in the same period a year ago due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense decreased $0.5 million to $2.8 million for the three months ended June 28, 2026 compared to $3.3 million in the same period a year ago. Interest expense decreased as a result of $55.0 million in net debt repayments since the first quarter of fiscal 2026.
Other Income
Other income was $1.4 million for the three months ended June 28, 2026 compared to $0.9 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision
Our effective income tax rate was approximately 24% for the three months ended June 28, 2026 and 25% for the same period a year ago. The effective tax rate in both years was impacted by favorable tax provision adjustments recorded. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, and state taxes. Our effective tax rate for the full year is expected to be approximately 25% to 27%.
Liquidity and Capital Resources
Cash was $8.0 million at June 28, 2026, an increase of $4.1 million as compared with the $3.9 million available as of March 29, 2026.
Cash provided by operating activities was $35.2 million for the three months ended June 28, 2026, compared to cash provided by operating activities of $31.5 million in the same period a year ago. The year-over-year increase in cash provided by operating activities in the current period was primarily driven by favorable year-over-year changes in inventories and accounts payable compared to the same period a year ago, which was mostly offset by unfavorable changes in accounts receivable. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.
Cash used in investing activities was $14.9 million for the three months ended June 28, 2026, compared to $164.5 million in the same period a year ago. In the current period, we incurred acquisition spending of $3.6 million compared to $151.3 million in the same period a year ago, including the acquisition of WaterSurplus for approximately $149.9 million paid at closing. Capital expenditures were $11.6 million for the current period, compared to $13.5 million in the same period a year ago. In the current period, we expended less on real estate and building expansions, contributing to the overall decrease in capital expenditures compared to the prior year.
Cash used in financing activities was $16.1 million for the three months ended June 28, 2026, compared to $142.5 million of cash provided by financing activities in the same period a year ago. Included in financing activities in the current period were no net debt borrowings, compared to net debt borrowings of $150.0 million in the same period a year ago when we drew approximately $150 million of the proceeds from the Revolving Loan Facility for the acquisition of WaterSurplus. In addition, we repurchased $7.0 million of our common stock in the current period, compared to no repurchases in the same period of the prior year.
We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the three months ended June 28, 2026, we repurchased 45,196 shares of common stock at an aggregate purchase price of $7.0 million. During the three months ended June 29, 2025, we repurchased no shares of common stock. As of June 28, 2026, 686,348 shares remained available to be repurchased under the share repurchase program.
We are party to a second amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) as administrative agent, sole lead arranger and sole book runner, and the other lenders from time to time party thereto (collectively, the “Lenders”), dated as of March 31, 2022 (as amended, restated or modified from time to time, the “Credit Agreement”). A Joinder, Consent and Second Amendment, dated April 25, 2025 increased the revolving commitment under the Credit Agreement to provide us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $400.0 million. A Third Amendment, dated October 15, 2025, modified terms related to qualified receivables transactions, as defined in the Credit Agreement. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 25, 2030. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries. We may use the amount available under the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes. At June 28, 2026, we had $244.0 million outstanding under the Revolving Loan Facility.
Borrowings under the Revolving Loan Facility bear interest at a rate per annum equal to one of the following, plus, in both cases, an applicable margin based upon our leverage ratio: (a) Term SOFR, for an interest period of one, three or six months as selected by us, reset at the end of the selected interest period, or (b) a base rate determined by reference to the highest of (1) U. S. Bank’s prime rate, (2) the Federal Funds Effective Rate plus 0.5%, or (3) one-month Term SOFR for U.S. dollars plus 1.0%. The Term SOFR margin is between 1.0% and 1.85%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.85%, depending on our leverage ratio. At June 28, 2026, the effective interest rate on our borrowings was 4.3%.
In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.
Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of June 28, 2026, the unamortized balance of these costs was $0.7 million, and is included within other long-term assets on our condensed consolidated balance sheet.
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
We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of June 28, 2026 and expect to remain in compliance with all covenants for the next 12 months.
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
Critical Accounting Estimates
There have been no material changes in our critical accounting estimates, as disclosed in our Annual Report on Form 10-K for fiscal 2026.
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for fiscal 2026. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million, and it will terminate on May 1, 2027. As of June 28, 2026, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.5 million.
Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 28, 2026. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the first quarter of fiscal 2027 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries are a party or of which any of our property is the subject.
ITEM 1A.    RISK FACTORS
There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for fiscal 2026.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock, initially approved on May 29, 2014 and subsequently amended from time to time. The repurchase plan has no expiration date. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended June 28, 2026:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
03/30/2026-04/26/2026	33,917	(1)	$151.62	—	731,544
04/27/2026-05/24/2026	—		—	—	731,544
05/25/2026-06/28/2026	45,196		155.36	45,196	686,348
Total	79,113			45,196
(1) The shares of common stock represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards and are not shares purchased under the Board authorization described above.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.        OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 28, 2026.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended June 28, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at June 28, 2026 and March 29, 2026, (ii) the Condensed Consolidated Statements of Income for the three months ended June 28, 2026 and June 29, 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 28, 2026 and June 29, 2025, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three months ended June 28, 2026 and June 29, 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended June 28, 2026 and June 29, 2025, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) the information set forth in Part II, Item 5.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically
(1)Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed March 2, 2021.
(2)Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed November 3, 2009.

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
Dated: July 29, 2026