Form 10-Q
period 2026-09-27
HAWKINS INC
filed 2026-10-26
CIK 46250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Shares Outstanding at October 21, 2026
Common Stock, par value $.01 per share	20,792,062

HAWKINS, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
HAWKINS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 27, 2026	March 29, 2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,100	$3,914
Trade accounts receivables, net	149,281	139,796
Inventories	92,947	78,199
Prepaid expenses and other current assets	7,793	9,556
Total current assets	257,121	231,465
Property, plant, and equipment	509,360	489,662
Less accumulated depreciation	237,614	223,406
Net property, plant, and equipment	271,746	266,256
OTHER ASSETS:
Right-of-use assets, net	17,170	16,840
Goodwill	224,439	223,042
Intangible assets, net	224,455	232,887
Deferred compensation plan asset	15,649	12,812
Other	1,472	2,988
Total other assets	483,185	488,569
Total assets	$1,012,052	$986,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$69,609	$59,835
Accrued payroll and employee benefits	15,746	20,092
Income tax payable	5,025	98
Environmental remediation	7,700	7,700
Other current liabilities (Note 8)	14,676	17,119
Total current liabilities	112,756	104,844
LONG-TERM LIABILITIES:
Long-term debt	229,000	244,000
Long-term lease liabilities	14,699	14,457
Pension withdrawal liability	2,563	2,763
Deferred income taxes	26,143	25,110
Deferred compensation liability	16,941	14,850
Earnout liabilities	45,985	44,898
Other long-term liabilities	276	1,359
Total long-term liabilities	335,607	347,437
Total liabilities	$448,363	$452,281
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock; authorized: 60,000,000 shares of $0.01 par value; 20,674,812 and 20,752,138 shares issued and outstanding as of September 27, 2026 and March 29, 2026, respectively	207	208
Additional paid-in capital	14,739	32,678
Retained earnings	548,041	500,142
Accumulated other comprehensive income	702	981
Total shareholders’ equity	563,689	534,009
Total liabilities and shareholders’ equity	$1,012,052	$986,290
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per-share data)

	Three months ended		Six months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales	$313,817	$280,434	$629,492	$573,706
Cost of sales	(237,211)	(212,791)	(478,879)	(433,701)
Gross profit	76,606	67,643	150,613	140,005
Selling, general and administrative expenses	(34,700)	(33,703)	(70,035)	(64,732)
Operating income	41,906	33,940	80,578	75,273
Interest expense, net	(2,643)	(3,832)	(5,416)	(7,101)
Other income	264	721	1,689	1,663
Income before income taxes	39,527	30,829	76,851	69,835
Income tax expense	(11,746)	(8,231)	(20,816)	(18,062)
Net income	$27,781	$22,598	$56,035	$51,773

Weighted average number of shares outstanding - basic	20,710,228	20,737,743	20,743,855	20,727,614
Weighted average number of shares outstanding - diluted	20,783,044	20,845,744	20,827,219	20,837,595

Basic earnings per share	$1.34	$1.09	$2.70	$2.50
Diluted earnings per share	$1.34	$1.08	$2.69	$2.48

Cash dividends declared per common share	$0.20	$0.19	$0.39	$0.37
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended		Six months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$27,781	$22,598	$56,035	$51,773
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swap	(120)	(217)	(279)	(541)
Total comprehensive income	$27,661	$22,381	$55,756	$51,232
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 29, 2026	20,752,138	$208	$32,678	$500,142	$981	$534,009
Cash dividends declared and paid ($0.19 per share)	—	—	—	(3,971)	—	(3,971)
Share-based compensation expense	—	—	2,235	—	—	2,235
Vesting of restricted stock	70,859	1	(1)	—	—	—
Shares surrendered for payroll taxes	(33,917)	(1)	(5,142)	—	—	(5,143)
Shares repurchased	(45,196)	(1)	(7,020)	—	—	(7,021)
Other comprehensive loss, net of tax	—	—	—	—	(159)	(159)
Net income	—	—	—	28,254	—	28,254
BALANCE — June 28, 2026	20,743,884	$207	$22,750	$524,425	$822	$548,204
Cash dividends declared and paid ($0.20 per share)	—	—	—	(4,165)	—	(4,165)
Share-based compensation expense	—	—	1,933	—	—	1,933
Vesting of restricted stock	4,396	—	—	—	—	—
ESPP shares issued	13,913	1	1,680	—	—	1,681
Shares repurchased	(87,381)	(1)	(11,624)	—	—	(11,625)
Other comprehensive loss, net of tax	—	—	—	—	(120)	(120)
Net income	—	—	—	27,781	—	27,781
BALANCE — September 27, 2026	20,674,812	$207	$14,739	$548,041	$702	$563,689
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
BALANCE — March 30, 2025	20,684,621	$207	$24,094	$434,259	$1,732	$460,292
Cash dividends declared and paid ($0.18 per share)	—	—	—	(3,754)	—	(3,754)
Share-based compensation expense	—	—	2,212	—	—	2,212
Vesting of restricted stock	61,819	—	(1)	—	—	(1)
Shares surrendered for payroll taxes	(28,590)	—	(3,028)	—	—	(3,028)
Other comprehensive loss, net of tax	—	—	—	—	(324)	(324)
Net income	—	—	—	29,175	—	29,175
BALANCE — June 29, 2025	20,717,850	$207	$23,277	$459,680	$1,408	$484,572
Cash dividends declared and paid ($0.19 per share)	—	—	—	(3,969)	—	(3,969)
Share-based compensation expense	—	—	2,375	—	—	2,375
Vesting of restricted stock	6,734	—	—	—	—	—
ESPP shares issued	15,700	—	1,609	—	—	1,609
Other comprehensive income, net of tax	—	—	—	—	(217)	(217)
Net income	—	—	—	22,598	—	22,598
BALANCE — September 28, 2025	20,740,284	$207	$27,261	$478,309	$1,191	$506,968
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	September 27, 2026	September 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,035	$51,773
Reconciliation to cash flows:
Depreciation and amortization	28,240	25,553
Change in fair value of earnout liabilities	1,087	(1,048)
Operating leases	2,121	1,881
Gain on deferred compensation assets	(1,689)	(1,664)
Deferred income taxes	1,131	—
Stock compensation expense	4,168	4,587
Other, net	(60)	8
Changes in operating accounts providing (using) cash:
Trade receivables	(9,949)	5,140
Inventories	(14,550)	(5,196)
Accounts payable	9,676	(11,013)
Accrued liabilities	(6,320)	(4,209)
Lease liabilities	(2,376)	(1,897)
Income taxes	5,173	4,082
Other, net	2,801	3,034
Net cash provided by operating activities	75,488	71,031
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(22,355)	(24,342)
Acquisitions	(5,200)	(162,508)
Proceeds from asset disposals	517	1,037
Net cash used in investing activities	(27,038)	(185,813)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends declared and paid	(8,136)	(7,723)
New shares issued	1,681	1,609
Payroll taxes paid in exchange for shares withheld	(5,143)	(3,028)
Shares repurchased	(18,646)	—
Payments on senior secured revolving loan	(20,000)	(40,000)
Payments for debt issuance costs	—	(764)
Borrowings on senior secured revolving loan	5,000	170,000
Other	(20)	—
Net cash (used in) provided by financing activities	(45,264)	120,094
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,186	5,312
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,914	5,103
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,100	$10,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$14,512	$13,980
Cash paid for interest	$5,480	$7,182
Noncash investing activities - capital expenditures in accounts payable	$2,273	$1,568
See accompanying notes to condensed consolidated financial statements.

HAWKINS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2026, previously filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position and the results of our operations and cash flows for the periods presented. All adjustments made to the interim condensed consolidated financial statements were of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended September 27, 2026 are not necessarily indicative of the results that may be expected for the full year.
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
For each acquisition completed in fiscal 2027 and fiscal 2026, the results of operations since the acquisition date and the assets are presented in our Water Treatment segment, with the exception of one immaterial acquisition in the second quarter of fiscal 2026 that was in our Food & Health Sciences segment. Costs associated with each acquisition were not material and were expensed as incurred.
Fiscal 2027 Acquisitions
We completed two acquisitions in the six months ended September 27, 2026. Individually and in the aggregate, these acquisitions are not material to our condensed consolidated financial statements.
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
We completed five additional acquisitions in fiscal 2026. Individually and in the aggregate, these acquisitions are not material to our condensed consolidated financial statements.

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
The following tables disaggregate external customer net sales by major revenue stream for the three and six months ended September 27, 2026 and September 28, 2025:

	Three months ended September 27, 2026
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$153,726	$—	$47,151	$200,877
Bulk products (2)	18,728	—	13,397	32,125
Nutrition	—	35,831	—	35,831
Food	—	25,290	—	25,290
Pharmaceutical	—	7,054	—	7,054
Agricultural	—	7,401	—	7,401
Other	2,507	1,103	1,629	5,239
Total external customer sales	$174,961	$76,679	$62,177	$313,817

	Three months ended September 28, 2025
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$137,516	$—	$43,467	$180,983
Bulk products (2)	12,283	—	11,745	24,028
Nutrition	—	33,412	—	33,412
Food	—	24,548	—	24,548
Pharmaceutical	—	6,670	—	6,670
Agricultural	—	7,662	—	7,662
Other	1,109	622	1,400	3,131
Total external customer sales	$150,908	$72,914	$56,612	$280,434

	Six months ended September 27, 2026
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$293,763	$—	$93,011	$386,774
Bulk products (2)	35,024	—	25,999	61,023
Nutrition	—	72,888	—	72,888
Food	—	49,600	—	49,600
Pharmaceutical	—	14,019	—	14,019
Agricultural	—	35,315	—	35,315
Other	4,467	2,107	3,299	9,873
Total external customer sales	$333,254	$173,929	$122,309	$629,492

	Six months ended September 28, 2025
(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Manufactured, blended, repackaged products or equipment (1)	$273,863	$—	$84,785	$358,648
Bulk products (2)	24,251	—	23,589	47,840
Nutrition	—	68,748	—	68,748
Food	—	50,625	—	50,625
Pharmaceutical	—	12,227	—	12,227
Agricultural	—	29,132	—	29,132
Other	2,360	1,359	2,767	6,486
Total external customer sales	$300,474	$162,091	$111,141	$573,706
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
Basic and diluted EPS were calculated using the following:

	Three months ended		Six months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Weighted-average common shares outstanding—basic	20,710,228	20,737,743	20,743,855	20,727,614
Dilutive impact of performance units and restricted stock	72,816	108,001	83,364	109,981
Weighted-average common shares outstanding—diluted	20,783,044	20,845,744	20,827,219	20,837,595
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
The earnout liabilities recorded in conjunction with the acquisitions of Water Solutions and WaterSurplus are based upon achieving certain targets. The Water Solutions earnout is based on a target of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) in year three of the acquisition. The performance measurement period concluded as of September 27, 2026 and the earnout liability was valued based on the agreed-upon settlement amount. The WaterSurplus earnout liability is based on a target of accumulated gross profit for the first five years of the acquisition. The earnout liability was discounted and recorded at the present value of the anticipated maximum payout amount, which is a Level 3 input. The earnout liabilities are adjusted to fair value at each reporting date until settled. Changes in fair value are included in selling, general and administrative expenses in our condensed consolidated statements of income.
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of September 27, 2026 and March 29, 2026.

(In thousands)		September 27, 2026	March 29, 2026
Assets
Deferred compensation plan assets	Level 1	$16,114	$14,146
Interest rate swap	Level 2	$947	$1,323
Liabilities
WaterSurplus earnout liability	Level 3	$45,985	$44,898
Water Solutions earnout liability	Level 3	$4,529	$4,529
The changes in the earnout liability measured at fair value using Level 3 inputs were as follows:

(In thousands)
Earnout liability at March 29, 2026		$49,427
Accretion of WaterSurplus earnout liability	Level 3	$1,087
Earnout liability at September 27, 2026		$50,514

Note 6 – Inventories
Inventories at September 27, 2026 and March 29, 2026 consisted of the following:

	September 27, 2026	March 29, 2026
(In thousands)
Inventory (FIFO basis)	$121,229	$102,589
LIFO reserve	(28,282)	(24,390)
Net inventory	$92,947	$78,199
We use the last in, first out (“LIFO”) method of valuing the majority of our inventory, which causes the most recent product costs to be recognized in our condensed consolidated statements of income.
Note 7 – Goodwill and Other Identifiable Intangible Assets
The carrying amounts of goodwill for each of our three reportable segments were as follows:

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Balance as of March 29, 2026	$170,880	$46,871	$5,291	$223,042
Addition, due to acquisitions	1,397	—	—	1,397
Balance as of September 27, 2026	$172,277	$46,871	$5,291	$224,439
The following is a summary of our identifiable intangible assets as of September 27, 2026 and March 29, 2026:

	September 27, 2026			March 29, 2026
(In thousands)	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Finite-life intangible assets
Customer relationships	$286,114	$(84,646)	$201,468	$283,654	$(75,216)	$208,438
Trademarks and trade names	$21,622	$(10,368)	$11,254	$21,622	$(9,486)	$12,136
Other finite-life intangible assets	16,653	(6,147)	10,506	16,526	(5,440)	11,086
Total finite-life intangible assets	324,389	(101,161)	223,228	321,802	(90,142)	231,660
Indefinite-life intangible assets	1,227	—	1,227	1,227	—	1,227
Total intangible assets	$325,616	$(101,161)	$224,455	$323,029	$(90,142)	$232,887
Intangible asset amortization expense was $5.5 million and $11.0 million three and six months ended September 27, 2026, respectively. Intangible asset amortization expense was $5.5 million and $10.3 million three and six months ended September 28, 2025, respectively.
The estimated future amortization expense for identifiable intangible assets is as follows:

(In thousands)	Intangible Assets
Fiscal 2027 remaining	$10,862
Fiscal 2028	21,294
Fiscal 2029	21,266
Fiscal 2030	21,230
Fiscal 2031	21,182
Thereafter	127,394
Total	$223,228

Note 8 – Other Current Liabilities
Other current liabilities at September 27, 2026 and March 29, 2026 consisted of the following:

(In thousands)	September 27, 2026	March 29, 2026
Short-term lease liability	$3,115	$3,000
Contract liability	612	1,580
Accrued real estate taxes	1,433	1,224
Current portion of deferred compensation liability	465	1,334
Container deposits	1,475	1,383
Current portion of earnout liability	4,529	4,529
Other	3,047	4,069
Total	$14,676	$17,119
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
Borrowings under the Revolving Loan Facility bear interest at a variable rate based on term SOFR plus a margin. We have an interest rate swap in place to manage the risk associated with a portion of our variable-rate debt. The notional amount of the swap agreement is $60 million. At September 27, 2026, the effective interest rate on our borrowings was 4.3%.
As of September 27, 2026, we were in compliance with all required covenants.
Debt at September 27, 2026 and March 29, 2026 consisted of the following:

	September 27, 2026	March 29, 2026
(In thousands)
Revolving Loan Facility	$229,000	$244,000
Note 10 – Income Taxes
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The tax years prior to our fiscal year ended April 2, 2023 are closed to examination by the Internal Revenue Service, and with few exceptions, state and local income tax jurisdictions. Our effective income tax rate was approximately 30% and 27% for the three and six months ended September 27, 2026, respectively. Our effective income tax rate was approximately 27% and 26% for the three and six months ended September 28, 2025, respectively. The effective income tax rate for each period exceeded the U.S. federal statutory rate of 21%, primarily due to state income taxes on non-deductible expenses, including executive compensation and other permanent items. The increase in the effective income tax rate compared with prior-periods was primarily due to higher state income taxes and an increase in non-deductible items. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, state taxes and discrete items, including tax effects of stock-based compensation.

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
The following table represents the restricted stock activity for the six months ended September 27, 2026:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of period	136,846	$95.93
Granted	38,224	161.83
Vested	(70,859)	76.60
Unvested at end of period	104,211	$133.25
We recorded compensation expense related to performance share units and restricted stock of $1.4 million for the three months ended September 27, 2026 and $1.9 million for the three months ended September 28, 2025. We recorded compensation expense related to performance share units and restricted stock of $3.1 million for the six months ended September 27, 2026 and $3.6 million for the six months ended September 28, 2025. Substantially all of the compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of income.
Restricted Stock Awards. As part of their retainer, our directors, other than the Chief Executive Officer, receive restricted stock for their Board services. The restricted stock awards are under our 2019 Plan and are generally expensed over a one-year vesting period, based on the market value on the date of grant. As of September 27, 2026, there were 4,326 shares of restricted stock with an average grant date fair value of $138.60 outstanding under this program. Compensation expense related to restricted stock awards to the Board was $0.2 million for both the three months ended September 27, 2026 and September 28, 2025. Compensation expense related to restricted stock awards to the Board was $0.3 million for both the six months ended September 27, 2026 and September 28, 2025.
During the second quarter of fiscal 2026, certain employees from the WaterSurplus acquisition received restricted stock awards under the 2019 Plan, primarily to incentivize their continued service. The restricted stock awards will be expensed over a three-year vesting period, based on the market value on the date of grant. As of September 27, 2026, there were 8,713 shares of restricted stock with an average grant date fair value of $142.10 outstanding under this program. Compensation expense related to restricted stock awards to certain WaterSurplus employees was $0.1 million for both the three months ended September 27, 2026 and September 28, 2025. Compensation expense related to restricted stock awards to WaterSurplus was $0.2 million for the six months ended September 27, 2026 and $0.1 million for the six months ended September 28, 2025.
Note 12 – Share Repurchase Program
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be repurchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. Upon purchase of the shares, we reduce our common stock for the par value of the shares with the excess applied against additional paid-in capital. During the three months ended September 27, 2026, we repurchased 87,381 shares at an aggregate purchase price of $11.6 million, and during the six months ended September 27, 2026, we repurchased 132,577 shares at an aggregate purchase price of $18.6 million. During the three and six months ended September 28, 2025, we repurchased no shares of common stock. As of September 27, 2026, 598,967 shares remained available to be repurchased under the share repurchase program.

Note 13 – Commitments and Contingencies
Environmental Remediation. In fiscal 2024, we recorded a liability of $7.7 million related to estimated remediation expenses associated with perchlorinated biphenyls ("PCBs") discovered in the soil at our Rosemount, Minnesota facility during an expansion project. This charge was recorded as an operating expense within cost of sales in our fiscal 2024 condensed consolidated statement of income. We acquired the property, which had prior heavy industrial use, in fiscal 2012. While the source of the PCBs is unknown, we have never brought PCBs onto the property or used PCBs on the site. Given the many uncertainties involved in assessing environmental matters, actual remediation expenses could differ from our estimates. While additional remediation expenses are reasonably possible to be incurred in future periods if new information or conditions are identified, we are unable to reasonably estimate the amount or range of any such additional expenses at this time. The liability is recorded in current liabilities on our condensed consolidated balance sheets and is not discounted as we expect to incur these expenses within the next twelve months. No additional expenses were incurred related to this liability during the six months ended September 27, 2026 and September 28, 2025.
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

Summarized financial information for our reportable segments is presented and reconciled to consolidated financial information in the following tables:

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Three months ended September 27, 2026:
Sales	$174,961	$76,679	$62,177	$313,817
Cost of sales - materials	(104,388)	(57,350)	(49,294)
Cost of sales - operational overhead	(18,824)	(4,432)	(2,923)
Selling, general, and administrative expenses	(23,477)	(7,941)	(3,282)
Operating income	28,272	6,956	6,678	41,906
Interest expense, net				(2,643)
Other income				264
Income tax expense				(11,746)
Net income				27,781
Identifiable assets*	579,587	252,876	147,575	980,038
Capital expenditures	6,874	1,798	2,078	10,750
Depreciation and amortization	8,535	3,286	2,474	14,295
Three months ended September 28, 2025:
Sales	$150,908	$72,914	$56,612	$280,434
Cost of sales - materials	(88,814)	(53,153)	(45,131)
Cost of sales - operational overhead	(18,833)	(4,280)	(2,580)
Selling, general, and administrative expenses	(22,071)	(8,084)	(3,548)
Operating income	21,190	7,397	5,353	33,940
Interest expense, net				(3,832)
Other income				721
Income tax expense				(8,231)
Net income				22,598
Identifiable assets*	569,338	247,644	135,082	952,064
Capital expenditures	7,033	1,774	1,991	10,798
Depreciation and amortization	7,854	3,214	2,194	13,262

(In thousands)	Water Treatment	Food & Health Sciences	Industrial Solutions	Total
Six months ended September 27, 2026:
Sales	$333,254	$173,929	$122,309	$629,492
Cost of sales - materials	(198,869)	(130,695)	(97,152)
Cost of sales - operational overhead	(37,140)	(9,062)	(5,961)
Selling, general, and administrative expenses	(47,147)	(15,969)	(6,919)
Operating income	50,098	18,203	12,277	80,578
Interest expense, net				(5,416)
Other income				1,689
Income tax expense				(20,816)
Net income				56,035
Capital expenditures	14,880	3,495	3,980	22,355
Depreciation and amortization	16,880	6,499	4,861	28,240
Six months ended September 28, 2025:
Sales	$300,474	$162,091	$111,141	$573,706
Cost of sales - materials	(177,973)	(118,967)	(87,979)
Cost of sales - operational overhead	(35,493)	(8,295)	(4,994)
Selling, general, and administrative expenses	(41,156)	(16,465)	(7,111)
Operating income	45,852	18,364	11,057	75,273
Interest expense, net				(7,101)
Other income				1,663
Income tax expense				(18,062)
Net income				51,773
Capital expenditures	14,593	4,787	4,962	24,342
Depreciation and amortization	14,758	6,414	4,381	25,553
*Unallocated assets not included, consisting primarily of cash and cash equivalents, prepaid expenses, and non-qualified deferred compensation plan assets of $32.0 million at September 27, 2026 and $32.1 million at September 28, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 27, 2026 as compared to the three and six months ended September 28, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q and Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 29, 2026.
Overview
We derive substantially all of our revenues from the sale of water treatment, specialty ingredients, and chemistry products, and equipment to our customers in a wide variety of industries. We believe that we create value for our customers through superb service and support, quality products, personalized applications and trustworthy and creative employees.
Business Acquisitions
We completed the following acquisitions in the first half of fiscal 2027 and fiscal 2026. The results of operations since the date of each acquisition and the assets, including goodwill associated with these acquisitions, are included in our Water Treatment segment with the exception of the MakWood lactate business, which is included in our Food & Health Sciences segment. Certain acquisitions discussed below are not included in Note 2 to our Condensed Consolidated Financial Statements as they were not deemed to be material enough to warrant disclosure.
Fiscal 2027
•On September 1, 2026, we acquired substantially all the assets and assumed certain liabilities of Dave Symonds & Associates, Inc. ("Symonds") for approximately $1.6 million. Symonds distributes water treatment products, primarily blended phosphates for corrosion control and sequestration, to water treatment customers in Florida.
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
The aggregate annual revenue of the eight businesses acquired during fiscal 2026 and the first half of fiscal 2027 totaled approximately $53.6 million, as determined using the applicable twelve-month period preceding each respective acquisition date.
Subsequent to the end of the second quarter of fiscal 2027, on September 29, 2026, we acquired substantially all of the assets of Eagle Labs, Inc. (“Eagle Labs”) for approximately $14.0 million. Eagle Labs distributes water treatment products directly to customers in Texas from its operations in the Dallas–Fort Worth region and has in-house manufacturing capabilities.
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
Results of Operations
The following table sets forth the percentage relationship of certain items to sales for the period indicated:

	Three months ended		Six months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(75.6)%	(75.9)%	(76.1)%	(75.6)%
Gross profit	24.4%	24.1%	23.9%	24.4%
Selling, general and administrative expenses	(11.1)%	(12.0)%	(11.1)%	(11.3)%
Operating income	13.3%	12.1%	12.8%	13.1%
Interest expense, net	(0.8)%	(1.4)%	(0.9)%	(1.2)%
Other income	0.1%	0.3%	0.3%	0.3%
Income before income taxes	12.6%	11.0%	12.2%	12.2%
Income tax expense	(3.7)%	(2.9)%	(3.3)%	(3.1)%
Net income	8.9%	8.1%	8.9%	9.1%
Three Months Ended September 27, 2026 Compared to Three Months Ended September 28, 2025
Sales
Sales were $313.8 million for the three months ended September 27, 2026, an increase of $33.4 million, or 12%, from sales of $280.4 million in the same period a year ago. All of our segments grew by 5% or more as compared to the prior year. Sales increased as a result of 11% organic sales growth and approximately $3.7 million of sales from acquired businesses.
Water Treatment Segment. Water Treatment segment sales increased $24.1 million, or 16%, to $175.0 million for the three months ended September 27, 2026, from sales of $150.9 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 11% of sales dollars in the current quarter and 8% in the same period a year ago. Organic sales grew 14%, driven primarily by increased volumes, along with improved pricing on certain of our products. Acquired businesses contributed approximately $3.7 million in additional sales.
Food & Health Sciences Segment. Food & Health Sciences segment sales increased $3.8 million, or 5%, to $76.7 million for the three months ended September 27, 2026, from sales of $72.9 million in the same period a year ago. Sales dollars increased as a result of increased volumes of our nutrition, food ingredients, and pharmaceutical products, partially offset by decreased sales of our agricultural products.
Industrial Solutions Segment. Industrial Solutions segment sales increased $5.6 million, or 10%, to $62.2 million for the three months ended September 27, 2026, from sales of $56.6 million in the same period a year ago. Sales of bulk commodity products in the Industrial Solutions segment were approximately 22% of sales dollars in the current quarter and 21% in the same period a year ago. Sales increased as a result of increased pricing and favorable product mix, which more than offset lower sales volumes.
Gross Profit
Gross profit increased $9.0 million, or 13%, to $76.6 million, or 24% of sales, for the three months ended September 27, 2026, from $67.6 million, or 24% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $1.9 million primarily due to higher raw material costs. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.3 million. The $1.6 million year-over-year impact of the unfavorable LIFO reserve was partially offset by $1.3 million of refunds of previously paid tariffs, which were recorded as a reduction of cost of sales. The refunded tariffs related to products for which customer pricing had not been increased in response to tariffs.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $8.4 million, or 20%, to $51.7 million, or 30% of sales, for the three months ended September 27, 2026, from $43.3 million, or 29% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.5 million. In the same period a year ago, the LIFO reserve decreased, and gross profit increased minimally. The $0.5 million year-over-year impact of the unfavorable LIFO reserve increase was more than offset by $1.2 million of refunds of previously paid tariffs, which were recorded as a reduction of cost of sales. The increase in gross profit was primarily driven by higher sales.
Food & Health Sciences Segment. Gross profit for the Food & Health Sciences segment decreased $0.6 million, or 4%, to $14.9 million, or 19% of sales for the three months ended September 27, 2026, from $15.5 million, or 21% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.7 million. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.2 million. Gross profit decreased as lower margins in our food and pharmaceutical products and the $0.5 million year-over-year impact of the unfavorable LIFO reserve more than offset the benefit of higher sales and improved margins in our nutrition and agriculture products.
Industrial Solutions Segment. Gross profit for the Industrial Solutions segment increased $1.1 million, or 12%, to $10.0 million, or 16% of sales for the three months ended September 27, 2026, from $8.9 million, or 16% of sales, in the same period a year ago. During the current quarter, the LIFO reserve increased, and gross profit decreased, by $0.7 million. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.1 million. The benefit of higher sales and favorable product mix was partially offset by the $0.6 million year-over-year impact of the unfavorable LIFO reserve increase.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $1.0 million, or 3%, to $34.7 million, or 11% of sales, for the three months ended September 27, 2026, from $33.7 million, or 12% of sales, in the same period a year ago. This included $0.4 million due to added costs from the acquired businesses in our Water Treatment segment. SG&A expenses also increased due to increases in other variable costs, including variable pay and other personnel costs. These increases were partially offset by a $0.5 million decrease in non-qualified deferred compensation plan expense, as appreciation in the market value of plan investments was lower than in the same period a year ago. Deferred compensation plan expense is offset by a corresponding gain on plan investments recorded in other income (expense).
Operating Income
Operating income increased $8.0 million, or 23%, to $41.9 million, or 13% of sales, for the three months ended September 27, 2026, from $33.9 million, or 12% of sales, in the same period a year ago due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense decreased $1.2 million to $2.6 million for the three months ended September 27, 2026 compared to $3.8 million in the same period a year ago. Interest expense decreased as a result of $50.0 million in net debt repayments since the second quarter of fiscal 2026.
Other Income
Other income was $0.3 million for the three months ended September 27, 2026 compared to $0.7 million in the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision
Our effective income tax rate was approximately 30% for the three months ended September 27, 2026 and 27% for the same period a year ago. The effective income tax rate for each period exceeded the U.S. federal statutory rate of 21%, primarily due to state income taxes on non-deductible expenses, including executive compensation and other permanent items. The increase in the effective income tax rate compared with prior-periods was primarily due to higher state income taxes and an increase in non-deductible items. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, state taxes and discrete items, including tax effects of stock-based compensation. Our effective tax rate for the full year is expected to be approximately 25% to 27%.
Six Months Ended September 27, 2026 Compared to Six Months Ended September 28, 2025
Sales
Sales were $629.5 million for the six months ended September 27, 2026, an increase of $55.8 million, or 10%, from sales of $573.7 million in the same period a year ago. All of our segments grew by 7% or more as compared to the prior year.
Water Treatment Segment. Water Treatment segment sales increased $32.8 million, or 11%, to $333.3 million for the six months ended September 27, 2026, from sales of $300.5 million in the same period a year ago. Sales of bulk commodity products in the Water Treatment segment were approximately 11% of sales dollars in the current period and 8% in the same period a year ago. Sales increased as a result of improved pricing and increased sales volumes on certain of our products and approximately $10.6 million of added sales from acquired businesses.
Food & Health Sciences Segment. Food & Health Sciences segment sales increased $11.8 million or 7%, to $173.9 million for the six months ended September 27, 2026, from sales of $162.1 million in the same period a year ago. Sales dollars increased as a result of increased volumes of our agricultural, nutrition, and pharmaceutical products, partially offset by decreased sales volumes of our food ingredients products.
Industrial Solutions Segment. Industrial Solutions segment sales increased $11.2 million, or 10%, to $122.3 million for the six months ended September 27, 2026, from sales of $111.1 million in the same period a year ago. Sales of bulk commodity products in the Industrial Solutions segment were approximately 21% of sales dollars in both the current period and the same period a year ago. Sales increased primarily as a result of improved pricing of certain of our manufactured, blended and repackaged products.
Gross Profit
Gross profit increased $10.6 million, or 8%, to $150.6 million, or 24% of sales, for the six months ended September 27, 2026, from $140.0 million, or 24% of sales, in the same period a year ago. During the current period, the LIFO reserve increased, and gross profit decreased, by $3.9 million due primarily to a projected increase in certain commodity volumes and costs at year end. In the same period a year ago, the LIFO reserve increased, and gross profit decreased, by $0.9 million. The $3.0 million year-over-year increase in the unfavorable LIFO impact on gross profit was partially offset by $1.3 million of refunds of previously paid tariffs, which were recorded as a reduction of cost of sales. The refunded tariffs related to products for which customer pricing had not been increased in response to tariffs.
Water Treatment Segment. Gross profit for the Water Treatment segment increased $10.2 million, or 12%, to $97.2 million, or 29% of sales, for the six months ended September 27, 2026, from $87.0 million, or 29% of sales, in the same period a year ago. During the current year, the LIFO reserve increased, and gross profit decreased, by $1.1 million. During the prior year the LIFO reserve increased, and gross profit decreased, by $0.2 million. The $0.9 million year-over-year impact of the unfavorable LIFO reserve was more than offset by $1.2 million of refunds of previously paid tariffs, which were recorded as a reduction of cost of sales. Gross profit increased primarily as a result of organic and inorganic sales growth.
Food & Health Sciences Segment. Gross profit for the Food & Health Sciences segment decreased $0.6 million, or 2%, to $34.2 million, or 20% of sales, for the six months ended September 27, 2026, from $34.8 million, or 21% of sales, in the same period a year ago. During the current year, the LIFO reserve increased, and gross profit decreased, by $1.5 million. During the prior year the LIFO reserve increased, and gross profit decreased, by $0.4 million. Gross profit decreased primarily as a result of the $1.1 million year-over-year impact of the unfavorable LIFO reserve increase, partially offset by the increase in sales.
Industrial Solutions Segment. Gross profit for our Industrial Solutions segment increased $1.0 million, or 6%, to $19.2 million, or 16% of sales, for the six months ended September 27, 2026, from $18.2 million, or 16% of sales, in the same period a year ago. During the current year, the LIFO reserve increased, and gross profit decreased, by $1.3 million. During the prior year the LIFO reserve increased, and gross profit decreased, by $0.3 million. Gross profit increased due to higher sales, partially offset by the $1.0 million year-over-year impact of the unfavorable LIFO reserve increase.
Selling, General and Administrative Expenses
SG&A expenses increased $5.3 million, or 8%, to $70.0 million, or 11% of sales, for the six months ended September 27, 2026, from $64.7 million, or 11% of sales, in the same period a year ago. This included $2.2 million in added costs from the acquired businesses in our Water Treatment segment. In addition, the prior-year period included a $1.9 million favorable fair value adjustment that reduced SG&A, reflecting a downward revision to the estimated Water Solutions earnout liability based on a change in projected estimates related to the earnout target. This benefit did not recur in the current period, resulting in a $1.9 million year-over-year increase in SG&A. SG&A expenses also increased due to increases in other variable costs, including variable pay and personnel costs.
Operating Income
Operating income increased $5.3 million, or 7%, to $80.6 million, or 13% of sales, for the six months ended September 27, 2026, from $75.3 million, or 13% of sales, in the same period a year ago due to the combined impact of the factors discussed above.
Interest Expense, Net
Interest expense decreased $1.7 million to $5.4 million for the six months ended September 27, 2026, from $7.1 million in the same period a year ago. Interest expense decreased due to a decrease in outstanding borrowings in the current year as compared to a year ago as well as slightly lower interest rates.
Other Income
Other income was $1.7 million for both the six months ended September 27, 2026 and the same period a year ago. The income represents gains recorded on investments held for our non-qualified deferred compensation plan. The amounts recorded as a gain were offset by similar amounts recorded as an increase to compensation expense within SG&A expenses.
Income Tax Provision
Our effective income tax rate was 27% for the six months ended September 27, 2026 and 26% for the same period a year ago. The effective tax rate is impacted by projected levels of annual taxable income, permanent items, state taxes and discrete items, including tax effects of stock-based compensation. Our effective tax rate for the full year is currently expected to be approximately 25% to 27%.
Liquidity and Capital Resources
Cash was $7.1 million at September 27, 2026, an increase of $3.2 million as compared with the $3.9 million available as of March 29, 2026.
Cash provided by operating activities was $75.5 million for the six months ended September 27, 2026, compared to cash provided by operating activities of $71.0 million in the same period a year ago. The year-over-year increase in cash provided by operating activities in the current period was primarily driven by favorable year-over-year changes in net income and accounts payable compared to the same period a year ago, which was offset by unfavorable changes in accounts receivable and inventories. Due to the nature of our operations, which includes purchases of large quantities of bulk chemicals, the timing of purchases can result in significant changes in working capital investment and the resulting operating cash flow.
Cash used in investing activities was $27.0 million for the six months ended September 27, 2026, compared to $185.8 million in the same period a year ago. In the current period, we incurred acquisition spending of $5.2 million compared to $162.5 million in the same period a year ago, including the acquisition of WaterSurplus for approximately $149.9 million paid at closing. Capital expenditures were $22.4 million for the current period, compared to $24.3 million in the same period a year ago. In the current period, we expended less on delivery vehicles and trailers, contributing to the overall decrease in capital expenditures compared to the prior year.
Cash used in financing activities was $45.3 million for the six months ended September 27, 2026, compared to $120.1 million of cash provided by financing activities in the same period a year ago. Included in financing activities in the current period were $15.0 million net debt payments, compared to net debt borrowings of $130.0 million in the same period a year ago when we drew approximately $150 million of proceeds from the Revolving Loan Facility for the acquisition of WaterSurplus. In addition, we repurchased $18.6 million of our common stock in the current period, compared to no repurchases in the same period of the prior year.
We expect our cash balances and funds available under our credit facility, discussed below, along with cash flows generated from operations, will be sufficient to fund the cash requirements of our ongoing operations for the foreseeable future.
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common shares. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The primary objective of the share repurchase program is to offset the impact of dilution from issuances relating to employee and director equity grants and our employee stock purchase program. During the six months ended September 27, 2026, we repurchased 132,577 shares of common stock at an aggregate purchase price of $18.6 million. During the six months ended September 28, 2025, we repurchased no shares of common stock. As of September 27, 2026, 598,967 shares remained available to be repurchased under the share repurchase program.
We are party to a second amended and restated credit agreement with U.S. Bank National Association (“U.S. Bank”) as administrative agent, sole lead arranger and sole book runner, and the other lenders from time to time party thereto (collectively, the “Lenders”), dated as of March 31, 2022 (as amended, restated or modified from time to time, the “Credit Agreement”). A Joinder, Consent and Second Amendment, dated April 25, 2025 increased the revolving commitment under the Credit Agreement to provide us with senior secured revolving credit facilities (the “Revolving Loan Facility”) totaling $400.0 million. A Third Amendment, dated October 15, 2025, modified terms related to qualified receivables transactions, as defined in the Credit Agreement. The Revolving Loan Facility includes a $10.0 million letter of credit subfacility and $25.0 million swingline subfacility. The Revolving Loan Facility has a five-year maturity date, maturing on April 25, 2030. The Revolving Loan Facility is secured by substantially all of our personal property assets and those of our subsidiaries. We may use the amount available under the Revolving Loan Facility for working capital, capital expenditures, share repurchases, restricted payments and acquisitions permitted under the Credit Agreement, and other general corporate purposes. At September 27, 2026, we had $229.0 million outstanding under the Revolving Loan Facility.
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
The Term SOFR margin is between 1.0% and 1.85%, depending on our leverage ratio. The base rate margin is between 0.00% and 0.85%, depending on our leverage ratio. At September 27, 2026, the effective interest rate on our borrowings was 4.3%.
In addition to paying interest on the outstanding principal under the Revolving Loan Facility, we are required to pay a commitment fee on the unutilized commitments thereunder. The commitment fee is between 0.15% and 0.25%, depending on our leverage ratio.
Debt issuance costs paid to the Lenders are being amortized as interest expense over the term of the Credit Agreement. As of September 27, 2026, the unamortized balance of these costs was $0.7 million, and is included within other long-term assets on our condensed consolidated balance sheet.
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
We are permitted to make distributions, pay dividends and repurchase shares so long as no default or event of default exists or would exist as a result thereof. We were in compliance with all covenants of the Credit Agreement as of September 27, 2026 and expect to remain in compliance with all covenants for the next 12 months.
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
Forward-Looking Statements
The information presented in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts, but rather are based on our current expectations, estimates and projections, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and similar expressions may identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. These factors could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Additional information concerning potential factors that could affect future financial results is included in our Annual Report on Form 10-K for fiscal 2026. We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

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
We are exposed to market risks related to interest rates. Our exposure to changes in interest rates is primarily related to borrowings under our Revolving Loan Facility. We have in place an interest rate swap agreement to manage the risk associated with a portion of our variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $60.0 million, and it will terminate on May 1, 2027. As of September 27, 2026, a 25-basis point change in interest rates on our unhedged variable-rate debt would potentially increase or decrease our annual interest expense by approximately $0.4 million.
Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2026. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
There was no change in our internal control over financial reporting during the second quarter of fiscal 2027 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board has authorized the repurchase of up to 2.6 million shares of our outstanding common stock, initially approved on May 29, 2014 and subsequently amended from time to time. The repurchase plan has no expiration date. The shares may be purchased on the open market or in privately negotiated transactions subject to applicable securities laws and regulations. The following table sets forth information concerning purchases of our common stock for the three months ended September 27, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased under Plans or Programs
06/29/2026-07/26/2026	—	$—	—	686,348
07/27/2026-08/23/2026	—	—	—	686,348
08/24/2026-09/27/2026	87,381	133.07	87,381	598,967
Total	87,381		87,381

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.        OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 27, 2026.

ITEM 6.        EXHIBITS

Exhibit	Description	Method of Filing
3.1	Restated Articles of Incorporation. (1)	Incorporated by Reference
3.2	Amended and Restated By-Laws. (2)	Incorporated by Reference
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.	Filed Electronically
32.1	Section 1350 Certification by Chief Executive Officer.	Filed Electronically
32.2	Section 1350 Certification by Chief Financial Officer.	Filed Electronically
101	Financial statements from the Quarterly Report on Form 10-Q of Hawkins, Inc. for the period ended September 27, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) the Condensed Consolidated Balance Sheets at September 27, 2026 and March 29, 2026, (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 27, 2026 and September 28, 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 27, 2026 and September 28, 2025, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended September 27, 2026 and September 28, 2025, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended September 27, 2026 and September 28, 2025, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information set forth in Part II, Item 5.	Filed Electronically
104	Cover Page Interactive Data File (embedded within the inline XBRL document)	Filed Electronically
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
Dated: October 26, 2026